Form 10QSB
period 2002-06-30
DICKIE WALKER MARINE INC
filed 2002-08-14
CIK 1138724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

Commission File Number: 000-1138724

DICKIE WALKER MARINE, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	33-0931599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1414 South Tremont Street Oceanside, CA	92054
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (760) 450-0360

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares outstanding of the Registrant’s Common Stock as of June 30, 2002, was 3,680,000

DICKIE WALKER MARINE, INC.

i

PART I. - FINANCIAL INFORMATION

Item 1.          Financial Statements

Dickie Walker Marine, Inc.
Balance Sheets

	June 30, 2002	September 30, 2001

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,466,667	$364,729
Accounts receivable, net	266,569	87,766
Inventories, net	475,000	448,149
Prepaid expenses and other current assets	188,002	2,132

Total current assets	6,396,238	902,776
Property and equipment, net	676,711	681,096
Deferred financing costs, net	23,592	30,205
Other assets	36,662	24,715

Total Assets	$7,133,203	$1,638,792

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$274,227	$97,155
Advances for inventory awaiting shipment	405,878	—
Accrued interest on notes payable to stockholders	25,958	11,122
Accrued expenses	66,403	17,335
Current portion of capital lease obligation	36,827	34,817

Total current liabilities	809,293	160,429
Notes Payable to Stockholders	900,000	900,000
Capital Lease Obligation, less Current Portion	125,524	153,276
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock - $.001 par value, 2,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock - $.001 par value, 50,000,000 shares authorized: 3,680,000 and 2,300,000 shares issued and outstanding at June 30, 2002 and September 30, 2001, respectively	3,680	2,300
Warrant	6,075	6,075
Additional paid-in capital	6,951,550	1,665,886
Accumulated deficit	(1,662,919)	(1,249,174)

Total stockholders’ equity	5,298,386	425,087

Total Liabilities and Stockholders’ Equity	$7,133,203	$1,638,792

See accompanying notes.

Dickie Walker Marine, Inc.
Statements of Operations
(Unaudited)

	Three months ended June 30,		Nine months ended June 30, 2002	Period from October 10, 2000 (inception) to June 30, 2001

	2002	2001

Net sales	$1,029,058	$361,848	$2,353,066	$361,848
Cost of sales	800,583	312,963	1,721,879	312,963

Gross profit	228,475	48,885	631,187	48,885
Operating expenses:
Selling, general and administrative	362,314	282,349	986,075	679,560

Total operating expenses	362,314	282,349	986,075	679,560

Loss from operations	(133,839)	(233,464)	(354,888)	(630,675)
Other income (expense):
Interest expense	(22,637)	(21,430)	(70,564)	(344,934)
Interest income	9,295	7,771	11,707	7,771

Total other income (expense)	(13,342)	(13,658)	(58,857)	(337,163)

Net loss	$(147,181)	$(247,122)	$(413,745)	$(967,837)

Net loss per share: Basic and diluted	$(0.05)	$(0.11)	$(0.16)	$(0.50)

Weighted average shares outstanding:
Basic and diluted	2,948,791	2,182,005	2,516,264	1,949,325

See accompanying notes.

Dickie Walker Marine, Inc.
Statements of Cash Flows
(Unaudited)

	Nine months ended June 30, 2002	Period from October 10, 2000 (inception) to June 30, 2001

Operating Activities:
Net loss	$(413,745)	$(967,837)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Amortization of debt discount	—	317,017
Depreciation and amortization	219,689	51,768
Inventory reserves	(23,794)	—
Common stock issued in exchange for services	—	5,220
Authorization of deferred financing costs	6,613	2,055
Changes in operating assets and liabilities:
Accounts receivable	(178,803)	(271,456)
Inventories	(3,057)	(266,075)
Prepaid expenses and other assets	(185,870)	(25)
Accounts payable	177,072	179,452
Advances from customer awaiting shipment of inventory	405,878	—
Accrued interest on notes payable to stockholders	14,836	20,295
Accrued expenses	49,068	22,894

Net cash provided by (used in) operating activities	67,887	(906,692)

Investing Activities:
Purchases of property and equipment	(213,772)	(577,695)
Other assets	(13,479)	(25,221)

Net cash used by investing activities	(227,251)	(602,916)

Financing Activities:
Issuance of common shares to founders	—	300,150
Issuance of common shares, net	5,287,044	1,279,936
Proceeds from notes payable to stockholders	—	672,983
Proceeds from short term borrowings from officer	95,000	—
Repayment of short term borrowings from officer	(95,000)	—
Payments on capital lease obligation	(25,742)	(10,523)
Deferred financing costs	—	(30,158)

Net cash provided by financing activities	5,261,302	2,212,388

Increase in cash and cash equivalents	5,101,938	702,780
Cash and cash equivalents at beginning of period	364,729	—

Cash and cash equivalents at end of period	$5,466,667	$702,780

Supplemental disclosure of cash flow information:
Interest paid	$49,114	$7,622

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under capital lease obligation	—	$206,671
Issuance of common stock upon conversion of promissory notes	—	$90,000
Issuance of warrant for services rendered	—	$6,075
Issuance of common stock for services rendered	—	$5,220

See accompanying notes.

Dickie Walker Marine, Inc.
Notes to Financial Statements – Unaudited

1.

The Company – Dickie Walker Marine, Inc. (the “Company’’ or “Dickie Walker”) is a Delaware corporation that was incorporated in October 2000 in California under the name Montiel Marketing Group, Inc. The Company changed its name in February 2001 and filed for reincorporation in the State of Delaware in February 2002. The Company designs, markets and distributes nautically themed apparel, accessories and decorative items and operates in one segment.

2.

Basis of Presentation – The accompanying financial statements of Dickie Walker are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  These financial statements should be read in conjunction with the financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations for the year ended September 30, 2001, contained in the Company’s Prospectus on Form SB-2.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.

Certain reclassifications have been made to amounts included in the prior year’s financial statements to conform to the financial statement presentation for the three and nine month periods ended June 30, 2002.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and the accompanying notes and the reported amounts of revenues and expenses.  Actual results could differ from those estimates.

3.

Recent Accounting Pronouncements – In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS’’) No. 142, Goodwill and Other Intangible Assets, which supersedes APB 17, Intangible Assets, and eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets. Instead, goodwill and other intangibles with indefinite lives will be tested for impairment on at least an annual basis utilizing a test that begins with an estimate of the fair value of the reporting unit or intangible asset. Previous accounting principles utilized undiscounted cash flows to determine if an impairment had occurred. The Company will adopt SFAS No. 142 during fiscal 2003. However, it is not anticipated to have an impact on our operations or financial condition.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which will become effective for the Company beginning in fiscal 2003. This statement establishes a number of rules for the recognition, measurement and display of long-lived assets which are impaired and either held for sale or continuing use within the business. In addition, the Statement broadly expands the definition of a discontinued operation to individual reporting units or asset groupings for which identifiable cash flows exist.

4.	Inventories – Inventories consist of the following:

	June 30, 2002	September 30 2001

	(unaudited)
Raw materials	$50,425	$119,723
Work-in-process	19,190	—
Finished goods partially paid for by customer	281,758	—
Finished goods	123,717	328,426

Total	$475,000	$448,149

5.

Loss Per Share – The Company calculates basic loss per share by dividing net loss by the weighted-average common shares outstanding during the period. Diluted loss per share reflects the potential dilution to basic loss per share that could occur upon the conversion or exercise of dilutive securities, options, warrants or other such items, to common shares using the treasury stock method based upon the weighted-average fair value of the Company’s common shares during the period. As the Company has incurred losses for the three and nine month periods ended June 30, 2002, the three month period ended June 30, 2001 and the period October 10, 2000 (inception) to June 30, 2001, respectively, the effects of the common shares issuable upon the exercise of the warrants to purchase 8,438 shares of common stock, the 250,000 common shares issuable upon the conversion of the notes to stockholders, and the 170,000 stock options discussed in Note 7, are not included in the computation of net loss per share since their effect is anti-dilutive.

6.

Significant Customer – Sales to West Marine, Inc. accounted for approximately 84% and 86% respectively of the Company’s net sales for the three and nine month periods ended June 30, 2002. Sales to West Marine, Inc. accounted for approximately 98% of the Company’s net sales for both the three month period ended June 30, 2001 and the period from October 10, 2000 (inception) to June 30, 2001.

7.

Initial Public Offering – In the quarter ended June 30 2002, the Company completed its initial public offering.  Including the underwriters’ exercise in full of their over-allotment option, the Company issued 1,380,000 shares of its common stock at a price of $5.00 per share.  The Company received approximately $5,287,000 in proceeds, net of underwriting discounts, commissions and offering expenses.

On February 22, 2002, the Company’s Board of Directors authorized the issuance of an aggregate of 170,000 stock options to certain employees, directors, and independent contractors, which grants were contingent upon the closing of the Company’s initial public offering.  The grants became effective on May 21, 2002, the date of the closing.  The options are exercisable at $5.00 per share, the initial public offering price, over a four-year period, with 25% becoming exercisable on the first anniversary of the date of grant and the remaining 75% becoming exercisable in equal monthly increments over the following thirty-six months.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein.  In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission.  Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by or on our behalf.  We disclaim any obligation to update forward-looking statements.

The following table sets forth, as a percentage of net sales, statements of operations data for the periods indicated.

	Three months ended June 30,		Nine months ended June 30, 2002	Period from October 10, 2000 (inception) to June 30, 2001

	2002	2001

Net sales	100%	100%	100%	100%
Cost of sales	78	86	73	86

Gross profit	22	14	27	14
Selling, general and administrative
expenses	35	78	42	188

Operating loss	(13)	(64)	(15)	(174)

Total other expense	(1)	(4)	(3)	(93)

Net loss	(14)%	(68)%	(18)%	(267)%

Overview

                Dickie Walker Marine, Inc. designs and markets authentic lines of nautically-inspired apparel, gifts and decorative items. We were incorporated on October 10, 2000. During 2001, our first year of operations, our activities consisted largely of developing the infrastructure necessary to design and market our apparel and accessory lines, as well as launching our first two seasons’ Dickie Walker test product lines in 20 West Marine stores. As a result of market acceptance of these lines, we entered into an agreement with West Marine Inc. to design, manufacture and distribute apparel and accessory lines to be marketed under West Marine’s private label in 220 of their retail stores. Beginning in March 2002, we shipped the initial inventory orders to West Marine stores under this agreement.

                In addition to our business with West Marine Inc., we have begun to design and market our own Dickie Walker branded lines of men’s and women’s apparel and decorative lifestyle items. Our distribution channels include specialty retail stores, resorts, department stores, and better sports stores. We also distribute via our own website, www.dickiewalker.com. We plan to open two retail stores during the next two years, with the first store currently scheduled to open early in 2003.  During the next two years we anticipate that we will experience seasonal fluctuation in our sales and income and that a substantial portion of our sales will occur in the second and third quarters (January through June) of our fiscal year.  Because the number of West Marine stores we supply has significantly increased in the recent past, and we will be expanding the Dickie Walker brand of men’s, women’s and lifestyle products, we anticipate our sales will grow substantially in the second and third quarters of fiscal 2003.

Dependence on West Marine and Rate of Sell-Through

                For the nine month period ended June 30, 2002, approximately 86% of our sales were made to West Marine. We expect that a significant portion of our sales in future periods will continue to be attributable to West Marine. Shipments of initial inventory of apparel and accessories to West Marine’s retail stores represented approximately 84% of our sales in the quarter ending June 30, 2002. Likewise, shipments of initial inventory of the Fall 2002 apparel and accessory lines to West Marine's retail stores are expected to comprise a significant portion of our sales in the last fiscal quarter of this year and the first quarter of fiscal 2003. Although sales to West Marine will remain a significant portion of our sales, they should decrease as a percentage of net sales beginning in January 2003 as sales of Dickie Walker branded lines increase.

                Sell-through is the rate at which consumers purchase our products from West Marine’s stores and other retailers. Based on our limited sales experience, we are currently unable to accurately estimate the rate of sell-through of our apparel and accessory collections. The rate of sell-through will depend on, among other factors, consumer demand for apparel and accessories designed by us for West Marine. If our private label apparel and accessories enjoy high rates of sell-through, we anticipate that we will receive substantial reorders from West

Marine. Conversely, in the absence of high rates of sell-through, reorder rates may be low and demand for the following season’s collection could be adversely impacted.

                In order to limit our dependence on West Marine, we have established the Dickie Walker brand of apparel and accessories that will be sold through specialty retailers, coastal living stores and our planned nautically-themed retail stores. While the establishment of these additional channels of distribution could result in substantial orders for initial inventory of Dickie Walker apparel and accessories, the rate of sell-through of Dickie Walker products will have a significant effect on the rate of reorders we receive from these stores and, in turn, on our dependence on West Marine.

Results of Operations

Three and nine month periods ended June 30, 2002 compared to the three month period ended June 30, 2001, and the period from October 10, 2000 (inception) to June 30, 2001

                Our sales for the three and nine month periods ended June 30, 2002 increased by approximately 184% and 550% over the comparable periods in 2001. As we shipped our first products on a test basis in April 2001 to a limited number of West Marine stores, comparisons for the nine month periods are not meaningful as there were no sales during our start-up phase for the first two quarters of fiscal 2001.  The sales increase of approximately $667,000 for the three months ended June 30, 2002 over the comparable period in 2001 was primarily due to the shipping of the Spring 2002 line to approximately 200 additional West Marine stores.  Sales through our own distribution channels also increased significantly quarter over quarter, primarily as a result of closing out prior season Dickie Walker labeled domestic goods to a distributor.

                Our gross profit as a percentage of sales was 22% and 27% for the three and nine month periods ended June 30, 2002, respectively, compared to 14% for the three months ended June 30, 2001 and the period October 10, 2000 (inception) to June 30, 2001. The improvement is largely attributable to the shifting of product sourcing from domestic producers to offshore vendors. The gross profit percentage for the period ended June 30, 2002 decreased from the year-to-date percentage due to the liquidation of unused fabric inventory and the close-out of prior season domestic merchandise.

                Selling, general and administrative expenses were 35% and 42% of net sales for the three and nine month periods ended June 30, 2002, respectively as compared to 78% and 185% for the three months ended June 30, 2001 and the period October 10, 2000 (inception) to June 30, 2001, respectively, and represents an increase in absolute dollars of 28% and 45%, respectively. The absolute dollar increase for the quarter ended June 30, 2002 was primarily due to an increase in payroll and payroll related expenses as the Company increased staff to meet increased sales, and develop a sales, marketing and design infrastructure.  The absolute dollar increase for the nine months ended June 30, 2002 was also due primarily to this increased staffing and increased depreciation related to equipment.   We anticipate that these expenses will increase in future quarters as we expand our organization to meet our business goals of increasing sales in both the Dickie Walker and West Marine brands.

                We incurred interest expense for the three and nine month periods ended June 30, 2002 totaling $22,637 and $70,654, respectively. These expenses represent interest in connection with the notes payable to stockholders, a capital lease obligation and the amortization of deferred financing costs. Interest expense for the period October 10, 2000 (inception) through June 30, 2001 totaled $344,934, of which approximately $317,000 represented a non-cash charge related to amortization of debt discount for notes payable issued at below market interest rates in connection with the 2001 private placement of common stock.

                Interest income of $9,295 and $11,707 for the three and nine month periods ended June 30, 2002 resulted from the interest earned in a money market account which contained funds raised in our initial public offering. Interest income earned in 2001 resulted from the interest earned on a money market account which contained funds received through the private placement of our common stock and promissory notes.

                As a result of the factors described above, we had net losses of $147,395 and $413,959 for the three and nine month periods ended June 30, 2002, respectively as compared to losses of $247,122 and $967,837 for the three months ended June 30, 2001 and the period October 10, 2000 (inception) to June 30, 2001.

Liquidity and Capital Resources

                Since our inception, we have funded our operations and satisfied our capital expenditure requirements primarily with proceeds from sales of common stock to our founders, the private placement of our common stock and promissory notes in fiscal 2001, and our initial public offering. In the quarter ended June 30, 2002, we completed our initial public offering and received approximately $5,287,000 in cash, net of underwriting discounts, commissions, and other related expenses. Proceeds from these sources since inception and through June 30, 2002 totaled approximately $7,861,000 and capital equipment lease financing totaled approximately $207,000.

                Net cash provided by operating activities was $68,000 and net cash used in operating activities was $907,000 for the nine months ended June 30, 2002 and the period October 10, 2000 (inception) to June 30, 2001, respectively. Net cash provided by operating activities for the nine months ended June 30, 2002, resulted primarily from West Marine, Inc. inventory advances and an increase in accounts payable offsetting an increase in accounts receivable and the net loss for the period. Net cash used by operating activities for the period October 10, 2000 (inception) to June 30, 2001, resulted primarily from an increase in inventories and accounts receivable and the net loss for the period, somewhat offset by an increase in accounts payable and an offset to our net loss for a non-cash charge which amortized the debt discount on promissory notes.

                Included in the June 30, 2002 balance sheet is finished goods inventory totaling approximately $282,000 which has been partially paid for by West Marine, Inc. Accounts receivable from West Marine total approximately $123,000.  Advances received related to this inventory, which is waiting to be shipped to the West Marine’s retail store locations, total approximately $406,000.

                Net cash used by investing activities totaled approximately $227,000 and $603,000 for the nine months ended June 30, 2002 and the period October 10, 2000 (inception) to June 30, 2001, respectively. We primarily used the invested cash in the periods presented for purchases of fixed assets to support our increased sales activities.

                As of June 30, 2002, approximately $5,466,000 in cash and cash equivalents was available to fund operations. We believe that existing cash resources, together with the expected revenue from the Fall 2002 and Spring 2003 lines, will be sufficient to satisfy our cash requirements through fiscal 2003. Thereafter, if cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we will need to raise additional funds through the public or private sale of our equity or debt securities or from other sources. No assurance can be given that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. The timing and amount of our capital requirements will depend on a number of factors, including demand for our products, the need for merchandising and promotional programs and competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders will experience additional dilution. Such additional securities may have rights, preferences, or privileges senior to those of our common stockholders. There can be no assurance that the additional financing will be available on terms favorable to us, if at all. If adequate funds are not available, or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance products or otherwise respond to competitive pressures could be significantly limited. Our business, financial condition and results of operations may be harmed by such limitations.

Risks and Uncertainties

                The following is a summary description of the many risks we face in our business.  You should carefully review these risks and the other information described in this report in evaluating our business.

Dickie Walker has had limited operations and a history of losses that make our future operating results difficult to predict.

                Our business began in October 2000. We have a limited operating history and you will have limited historical information about us on which to base your investment decision. We face the risks and uncertainties of other early-stage companies. We have had losses from operations since our inception and may incur future losses from operations. At September 30, 2001, the accumulated deficit and net loss was $1,249,174. At June 30, 2002 the accumulated deficit was $1,662,919 and the net loss for the nine months then ended was $413,745. Our limited operating history and history of losses make future operating results difficult to predict.

Dickie Walker may need additional financing and we may not be able to obtain it.

               If cash generated from operations and the proceeds of our recent initial public offering are insufficient to satisfy our working capital and capital expenditure requirements during the next 12 to 24 months, we will need to raise additional funds through the public or private sale of our equity or debt securities. The timing and amount of our capital requirements will depend on a number of factors, including demand for our products, the need for merchandising and promotional programs and competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our then-existing stockholders will be reduced. We cannot assure you that additional financing will be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance products or otherwise respond to competitive pressures could be significantly limited. Our business, financial condition and results of operations may be harmed by such limitations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.’’

Dickie Walker relies on West Marine for the vast majority of our business and the loss of West Marine as a customer could decrease sales and impede our ability to attain profitability.

               We have an agreement with West Marine under which we will provide the apparel line for West Marine’s retail stores, catalogs, and website. West Marine accounted for approximately 98% of our sales in the period from October 10, 2000 (inception) through June 30, 2001. Sales to West Marine and to West Marine customers through catalog and website sales accounted for approximately 86% of our sales in the first three quarters of fiscal 2002. Our agreement with West Marine expires in December 2003. Should the agreement terminate prior to December 2003, or should the agreement not be renewed at that time, we may not have sufficient sales from other customers to remain profitable.

Our success will depend on our ability to design nautical apparel and accessories that are well received by consumers, and unanticipated shifts in consumer preferences could result in lower than anticipated sales or loss of customers.

                Our success is dependent upon our ability to correctly anticipate fashion trends within our industry and to design apparel that appeals to consumers’ preferences in a timely manner. We depend upon our designers and others to develop designs and marketing strategies that distinguish our products favorably from the apparel and boating accessories of our competitors. While we believe that our designs and marketing strategy will be successful, we cannot assure you that we will generate sufficient sales to make us profitable. If we misjudge the market for our products or are unsuccessful in responding to changes in fashion trends or market demand, we could experience excess inventories and higher markdowns, resulting in lower gross margins. Conversely, if we have insufficient inventory, we may miss market opportunities.  Any of these events could result in lower than anticipated sales and loss of customers.

Because we rely on Gerald W. Montiel’s experience and relationships in the apparel industry, the loss of Mr. Montiel could materially harm our business and operating results.

               We believe the apparel industry experience of Gerald W. Montiel, our Chief Executive Officer, is important to our future success. We have entered into an employment agreement with Mr. Montiel for a three-year period.

We do not intend to carry key man insurance on Mr. Montiel. The loss of the services of Mr. Montiel could force us to operate without a chief executive officer with experience in the apparel industry if we are unable to find a suitable replacement.

It is difficult to predict the rate at which consumers will purchase our products from West Marine and other retailers, and if the rate is low, sales may be lower than anticipated.

                We are unable currently to estimate the rate at which consumers will purchase our products from West Marine’s stores, which we refer to as the rate of sell-through. The rate of sell-through of private label and Dickie Walker brand apparel and accessories within West Marine and other retail outlets will depend on factors such as the placement of apparel and accessories in the stores, the types of customers who patronize the stores, the merchandising of our products, acceptance of our designs, and West Marine’s ability to build customer loyalty to its private label brand. We have the ability to affect the merchandising and display of our products, but many of the other factors are not in our control. If there were a low rate of sell-through of our products in West Marine or other retail outlets, retailers may reduce reorders of apparel or accessories or could reduce purchase commitments for the next season’s collection. Either of these events could decrease our sales.

If our contractors fail to meet our pricing, product quality and timeliness requirements, sales may be lower than anticipated.

                Our products are manufactured by outside contractors to our specifications by both domestic and international manufacturers with whom we have no long-term contractual arrangements. The inability of a manufacturer to manufacture and ship our products in a timely manner could result in us missing certain retailing seasons and opportunities with respect to one or more of our products. The inability of a manufacturer to perform according to our specifications and specified quality standards, or a change in manufacturer in mid-production of a product line, could decrease our sales.

Competition in the nautical apparel and accessories market is intense and if Dickie Walker fails to compete effectively, we may not be successful in increasing sales or in achieving profitability.

                The apparel and gift industries are highly competitive. Many of our competitors have far greater financial and other resources than we do, and have established reputations. There can be no assurance that our apparel, gifts and decorative items will successfully compete with those of our competitors.  Competitive factors in our business include quality, marketing strategy, price, design, and customer service.  If we do not compete effectively on the basis of these factors, we may experience lower than anticipated sales.

Sales of nautical apparel and marine-themed accessories are seasonal and, in certain quarters, our operating results may fall below market analysts’ and investors’ expectations which could lower the price of our common stock.

                We anticipate that we will experience seasonal fluctuation in our sales and income and that a substantial portion of our sales will occur in the second and third quarters of our fiscal year. It is in these quarters that our largest shipments take place. Sales in the first and fourth quarters will be lower as a result of seasonal fluctuations. As a result, our operating results may fall below market analysts’ and investors’ expectations in some future quarters, which could lower the market price of our common stock.

Changes in import restrictions may increase our costs and may restrict our ability to import certain products.

                Our import of nautical apparel is subject to constraints imposed by bilateral textile agreements between the United States and some of the countries in which we source our products, such as Thailand and China. These agreements impose quotas on the amount and type of goods that can be imported into the United States from these countries. These agreements also allow the United States to impose import limitations on categories of merchandise that are not subject to specified limits.

                Our nautical apparel is also subject both to customs inspections, which could result in delays in delivery of our products, and to U.S. customs duties. The United States and the countries in which our products are manufactured may, from time to time, impose or increase quotas, duties, tariffs or other restrictions, or adversely adjust prevailing quota, duty or tariff levels. Changes in customs duties or a decrease in quotas could increase our costs and reduce our gross margins thereby decreasing our profitability.

A downturn in economic conditions could adversely affect our sales of nautical apparel because it is purchased using discretionary income.

                The apparel industry historically has been subject to substantial cyclical variations. Apparel manufacturers rely on the expenditure of discretionary income for sales of their products. Accordingly, any downturn, whether real or perceived, in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits could decrease our sales. During the past several years, various retailers have experienced financial difficulties. Financial problems experienced by West Marine or other retailers could have a direct and adverse impact on sales of our products.

Dickie Walker’s entry into retailing will present challenges.

                We intend to open two coastal living concept stores in the next 12 to 24 months. There are many risks associated with our entry into retailing, including:

•	our ability to find suitable locations for our stores on reasonable rental terms,
•	our ability to manage our relationships with specialty retailers who currently sell our products, competition from other retailers, potential premises liability, and
•	the risks associated with our entry into long-term leases.

                We will need to augment our management team in order to open and manage the coastal living concept stores. We will also need to substantially increase our number of employees, which will result in an increased burden on our human resources function and increased exposure to employment-related legal liabilities. Our inability to implement successfully our retail strategy could harm our financial condition and operating results.

Stockholders of Dickie Walker who are directors and executive officers own approximately 46% of our shares and may exercise significant influence over our direction and policies.

                As a result of this stock ownership, management has sufficient voting power to significantly influence our direction and policies, the election of directors, the outcome of any other matter submitted to a vote of stockholders, and a change in control.

Dickie Walker does not pay dividends on its common stock and investors will have to rely on increases in its share price to get a return on their investment.

                Since our inception we have not paid any dividends and we do not anticipate paying any dividends in the foreseeable future. We expect that future earnings, if any, will be used for working capital and to finance growth. Because we will not pay dividends on our common stock in the foreseeable future, investors in this offering must rely on stock appreciation for any return on their investment in the common stock.

Dickie Walker could use the issuance of additional shares of our authorized stock to deter a change in control even if a change in control would be beneficial to our stockholders.

                Shares of our common stock and preferred stock that have not yet been issued or reserved for specific purposes may be issued without any action or approval of our stockholders, unless such approval is required by the rules of the SEC or Nasdaq. Issuance of shares of preferred stock may discourage, delay or prevent a change in control even if a change in control would be beneficial to our stockholders. We recently adopted a stockholder rights plan which provides for the issuance of shares as a method of discouraging, delaying or preventing a change in control. The issuance of additional shares would make it more difficult for a third party to acquire us, even if its doing so would be beneficial to our stockholders.

                There has never been a market for Dickie Walker’s common stock.

                Prior to our initial public offering in May 2002, there was no public market for our common stock and there can be no assurance that a public trading market for our common stock will develop, or if developed, will be sustained. Our common stock is traded on The Nasdaq Small Cap Market, but there can be no assurance that a regular trading market will develop for the common stock.

                Future sales of Dickie Walker common stock by our stockholders may depress our stock price.

                The market price of our common stock could decline as a result of sales of a large number of shares of our common stock by our stockholders in the market and after our stockholders’ lockup agreements have expired. These factors could make it more difficult for us to raise funds through future offerings of our equity securities. We currently have 3,680,000 shares of common stock.  Of such shares, 1,380,000 shares are freely tradable without restriction or further registration under the Securities Act. All of the remaining outstanding shares are “restricted securities,’’ as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended, and may only be sold pursuant to a registration statement under the Securities Act or an applicable exemption from the registration requirements of the Securities Act, including Rule 144 thereunder. Our executive officers, directors and stockholders have agreed not to offer, sell, or otherwise dispose of their shares for a period of 12 months after the effective date of the offering without the prior written consent of the representative of the underwriters. Our Chief Executive Officer, Gerald W. Montiel, and Montiel Family LLC, have agreed to similar restrictions for a period of two years.

If we do not continue to meet the listing criteria of The NASDAQ Small Cap Market, our shares may be delisted which may cause the shares to be more difficult to sell.

                Our shares are currently listed on The NASDAQ Small Cap Market. If we should fail to continue to meet one or more of the listing standards, our shares would be subject to delisting. If this should occur, trading of the shares would be conducted in the over-the-counter market on the Electronic Bulletin Board, a National Association of Securities Dealers, Inc. (“NASD’’) sponsored interdealer quotation system, or in what are commonly referred to as “pink sheets.’’ As a result, purchasers in the offering may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the shares. In addition, if the shares cease to be listed on The NASDAQ Small Cap Market and we fail to meet certain other criteria, trading of the shares would be subject to Securities and Exchange Commission rules regulating broker-dealer practices in connection with transactions in “penny stock.’’ If the shares became subject to the penny stock rules, many brokers may be unwilling to engage in transactions in the shares because of the disclosure requirements under Section 15(g) of the Exchange Act which require that in order for a broker dealer to approve a customer’s account for transactions in penny stocks, a broker or dealer must determine that transactions penny stocks are suitable for the customer, and deliver a written statement of the basis for their determination to the customer, who must sign the written statement. This would make it more difficult for purchasers in this offering to dispose of their securities.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

                Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Our risk associated with fluctuating interest income is limited, however, to our investments in interest rate sensitive financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments. Declines in interest rates over time will, however, reduce our interest income while increases in interest rates over time will increase our interest expense.

                Our sales are to customers in the United States and all transactions to date have been made in U.S. dollars. Accordingly, we have not had any exposure to foreign currency rate fluctuations, nor do we have any foreign currency hedging instruments in place. We currently source a substantial portion of our products in the Far East. We contemplate that these transactions will be in US dollars. An increase in the value of the dollar versus foreign currencies could enhance our purchasing power for new purchase orders and reduce its cost of goods sold. Conversely, a decrease in the value of the dollar relative to foreign currencies could result in an increase in our cost of manufacturing for new purchase orders and costs of goods sold.

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings

          None.

Item 2.          Changes in Securities and Use of Proceeds

                Our initial public offering of common stock was effected through a Registration Statement on Form SB-2 (File No. 333-82532) that was declared effective by the Securities and Exchange Commission on May 15, 2002. A total of 1,380,000 shares of our common stock were registered in this offering. All 1,380,000 shares were sold at an initial public offering price of $5.00 per share, for an aggregate offering price of approximately $6,900,000, through a syndicate of underwriters managed by Schneider Securities, Inc.  We paid to the underwriters underwriting discounts and commissions totaling approximately $690,000 in connection with the offering. In addition, we estimate that we incurred additional expenses of approximately $923,000 in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total estimated expenses of approximately $1,613,000. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were approximately $5,287,000. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

                We have invested the net proceeds of the public offering in short-term money market and money market equivalent securities.  We intend to use the balance of the net proceeds for capital expenditures and for other general corporate purposes, including the addition of sales personnel, the expansion of marketing and promotional programs, and the setup of retail stores.  The amounts and timing of these expenditures will vary significantly depending on a number of factors, including our future revenue growth, if any, and the amount of cash generated by our operations. As a result, we retain broad discretion over the allocation of the net proceeds of the offering. Pending these uses, we will continue to invest the net proceeds of the offering in short-term money market and money market equivalent securities. We cannot predict whether the proceeds so invested will yield a favorable return. We also may use a portion of the net proceeds for the acquisition of businesses and products. We have no current agreements or commitments for acquisitions of any businesses or products.

                On February 22, 2002, the Company’s Board of Directors authorized the issuance of an aggregate of 170,000 stock options to certain employees, directors, and independent contractors, which grants were contingent upon the closing of the Company’s initial public offering.  The grants became effective on May 21, 2002, the date of the closing.  The options are exercisable at $5.00 per share, the initial public offering price, over a four-year period, with 25% becoming exercisable on the first anniversary of the date of grant and the remaining 75% becoming exercisable in equal monthly increments over the following thirty-six months.

Item 3.          Defaults upon Senior Securities

          None

Item 4.          Submission of Matters to a Vote of Security Holders

          None

Item 5.          Other Information

          None

Item 6.           Exhibits and Reports on Form 8-K

 (a)          Exhibits:

Exhibit No.	Description

99.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350. As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 (b)          Reports on Form 8-K – No reports on Form 8-K were filed during the quarter ended June 30, 2002.

Signatures

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2002

DICKIE WALKER MARINE, Inc.
(Registrant)

/s/ Julia B. Knudsen

(Julia B. Knudsen)
President, Chief Operating Officer, Chief Financial Officer
(Principal Financial and Accounting Officer)