Form 10KSB
period 2002-09-30
DICKIE WALKER MARINE INC
filed 2002-12-20
CIK 1138724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-1138724

DICKIE WALKER MARINE, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	33-0931599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1405 South Coast Highway Oceanside, CA	92054
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (760) 450-0360

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes  ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☐

At November 29, 2002, 3,680,000 common shares (registrant’s only class of voting stock) were outstanding. The aggregate market value of the 1,989,000 common shares of the registrant held by nonaffiliates on that date (based upon the closing price on the Nasdaq system) was $6,425,000.

Documents Incorporated by Reference

Certain portions of the registrant’s Proxy Statement relating to the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III.

i

PART I.

Item 1.    Description of Business

Overview

Dickie Walker Marine, Inc. designs, sources and has manufactured, markets and distributes authentic lines of nautically-inspired apparel, gifts and decorative items. Our products are designed to appeal to consumers who enjoy coastal living, boating, or being around the water. The Dickie Walker™ brand consists of nautically-inspired apparel and nautically-inspired decorative and functional accessory items for the home, office and boat. Our unique apparel line features quality fabrics and comfortable silhouettes for the 30 to 60 year-old, upper middle-class consumer.

The Dickie Walker brand of apparel and accessories is distributed through specialty retailers and coastal stores. We opened a retail store in December 2002 in La Jolla, California, and expect to open at least one other store in the next year. These stores will emphasize coastal and marine inspired lifestyle merchandise.

We also private label West Marine® branded apparel and accessories for West Marine Products, Inc., referred to as West Marine. West Marine is one of the largest marine retailers in the United States, with over 240 retail stores nationwide. A major focus of our company is to assist West Marine in the promotion, merchandising and order fulfillment of these products.

Industry and the Market

Water-related activities are very popular in the United States. Much of the U.S. population lives in close proximity to an ocean, lake, river or body of water capable of supporting recreational boating. According to the National Marine Manufacturer’s Association, nearly 70 million people participated in recreational boating during the year 2001. We believe that the U.S. population’s close proximity to water coupled with its interest in boating provides us with an opportunity to develop a successful nautical brand.

There are several large chains of retail marine supply stores in the United States that include apparel in their product mix. One of the largest of these, West Marine Products, Inc., has over 240 stores nationwide and sells marine hardware, boating supplies, and to a lesser degree, apparel. Other major marine supply store chains include Boats US and Boater’s World. There are also many small regional chain stores and local independent marine stores throughout the United States. Most of these stores emphasize hardware and compete on price. We believe there are no significant retailers currently focusing on coastal living apparel and accessories in the United States. While numerous companies provide apparel for resorts, coastal stores and marine supply stores, we believe they do not design their apparel and accessories to appeal to consumers who aspire to the coastal lifestyle.

Business Objectives and Strategies

Our primary business objectives are to:

•	Build the wholesale and retail distribution channels for the Dickie Walker brand of nautically-inspired apparel and decorative and functional accessories and

•	Assist West Marine retail stores in the promotion, merchandising and order fulfillment of the West Marine private label brand to enhance sales of West Marine apparel and accessories.

Our strategies to achieve these objectives are to:

•
Introduce new items designed specifically for the West Marine customer base, with apparel featuring innovative designs and quality fabrics at moderate prices and accessories incorporating unique designs and functionality,

•	Enhance our marketing strategy for the Dickie Walker brand through monitoring and responding to consumer tastes, test marketing our products, and undertaking branding initiatives,

•	Reinforce the Dickie Walker brand image using marine, nautical and coastal life themes,

•	Increase sales by expanding our existing distribution channels,

•
Expand distribution channels by increasing our sales force, attending industry trade shows, selling through specialty retailers, sporting goods stores, coastal stores and department stores, and opening retail stores,

•	Continue to create innovative designs that cater to our target customers,

•	Expand the range of items in our current product lines and add complementary product lines,

•	Increase our merchandising effectiveness by creating the visual impact of a strong, consistent brand image with coordinated point of sale displays, packaging, hang tags and labels,

•	Continuing our investment in product design,

•	Provide superior customer service to West Marine and other customers in the areas of embroidery and order fulfillment,

•	Improve gross margins by increasing our use of overseas vendors, and

•	Increase the effectiveness of our operations by improving our information systems through acquisition of additional computer software and hardware.

Products

Design

We endeavor to create innovative designs that fit our customers’ needs. The West Marine apparel line is designed by us with the boater in mind and features knit and woven shirts, shorts, swim trunks, windshirts, pullovers, hats, pants, jackets, and carry bags. Some pieces are embellished with marine-favored graphic designs and embroidery.

The Dickie Walker branded apparel line features comfort wear for men and women who enjoy coastal living. Our apparel is made with high quality fabrics and is designed with a full, active fit for comfort and movement. Nautical embellishments including embroidery and graphic designs play a key role in defining the line.

The Dickie Walker line of gift and decorative items are nautically inspired pieces for the home, office or boat. Targeting the same consumer as our apparel line, we believe these items will appeal to middle-class and more affluent consumers in the 30 to 60 year-old range who enjoy and identify with the coastal lifestyle.

Our gift and decorative items consist of domestic soft goods, such as towels, linens, rugs, pillows, bags, placemats, napkins, potholder mitts, and aprons; cocktail coasters; storage containers; wine bags; blankets; candles; and stationery items, such as log books, photo albums, journals, guest books, and decorative note pads. We design these accessories to incorporate elements of the sea to provide a nautical look and feel. Some of our accessories are designed specifically for use in vessel galleys and other interior applications.

We believe that the Dickie Walker brand and the West Marine private label brand will not compete with each other. The West Marine brand of men’s apparel is designed specifically for boaters and is sold in West Marine stores and catalogs. Dickie Walker brand apparel is designed as a lifestyle brand, with different fabrics and silhouettes, and higher price point than the West Marine brand. Dickie Walker apparel will be marketed to distribution channels other than marine retailers.

Production

We employ an experienced production management and sourcing team. We contract with domestic and overseas independent contractors to produce fabric and to cut and sew our apparel. International manufacturers and suppliers typically require the issuance of a letter of credit prior to beginning work. We are generally required to place orders with international manufacturers three or four months before the proposed shipment date. We pay all our major vendors in U.S. dollars.

Use of offshore manufacturers enables us to secure better pricing on volume goods than that offered by many domestic manufacturers. Domestic manufacturing typically costs more than offshore manufacturing. We use domestic manufacturing for quick-turn items and specialty items not available from offshore suppliers. We estimate currently that approximately 40% of our products are supplied by offshore manufacturers and 60% are supplied by domestic manufacturers. Our orders are placed and delivered through written orders with both our overseas and domestic suppliers.

Marketing and Sales

Marketing and sales of our products is or will be accomplished using these channels of distribution:

•	our arrangement with West Marine,

•	specialty retailers, resorts, department and coastal stores,

•	our retail stores,

•	private label manufacturing and co-branded sales, and

•	our Internet website.

Our Agreement with West Marine

Dickie Walker products are currently available for sale under the West Marine private label through West Marine retail stores, catalogs, and through the West Marine Internet website, www.westmarine.com, which is linked to our Internet website, www.dickiewalker.com.

Historically, West Marine’s apparel department has been comprised of numerous general sportswear brands with no dominant brand or consistent merchandising theme. Our goal is to increase West Marine’s apparel sales by creating an authentic boating sportswear line for the West Marine brand. We entered into a two-year agreement with West Marine to provide substantially all of the design, sourcing, manufacturing and distribution for West Marine’s apparel department, excluding shoes and foul weather gear.

West Marine chose Dickie Walker to design its West Marine branded apparel line after a 20-store test of Dickie Walker apparel during 2001. We subsequently agreed with West Marine to expand the scope of our services to encompass the design and manufacture of the majority of the West Marine® branded casual apparel line for the 220 West Marine stores that carry apparel. In addition to apparel, Dickie Walker brand galley items are sold in the West Marine stores.

During the fiscal year just concluded we have assisted West Marine with its goals of increasing sales, gross margins, and inventory turns by focusing on products and styles that are more precisely aimed at West Marine’s core customer, the boater. We believe that our choice of appropriate styles, fabrics, quality and embellishments is helping to establish the West Marine apparel line as an authentic boater’s line.

Our performance under the agreement with West Marine is measured on sales increases, store gross margins and the rate of inventory turn. The agreement is renewable beyond the initial two-year term at the option of West Marine. West Marine may terminate the agreement if we do not perform adequately. West Marine accounted for approximately 87% and 95% of our sales for fiscal 2002 and 2001, respectively.

Sale of Dickie Walker brand products through wholesale channels

One of our primary goals is to build the Dickie Walker lifestyle brand of apparel, gifts and accessories that will be sold to specialty retailers, resorts, upper-end sporting goods, and gift stores. Pricing is in the moderate to upper range, which we believe reflects the quality of our products and our target market. We use a network of independent manufacturer’s agents to market the Dickie Walker brand products to these retail stores, and we pay our independent agents a commission on shipped and collected invoices after a sale. We enter into written agreements with our independent agents, which contain 30-day cancellation provisions for either party. To date, we have nine sales representatives, of which seven are independent agents. We intend to increase that number in the upcoming year.

Dickie Walker Retail Stores

We opened our first retail store in La Jolla, California in December 2002 as a brand-building and profit initiative. Our plan is to open at least one additional store in fiscal 2003. The length of time it will take to open stores depends upon several factors, including how quickly we can identify and lease suitable retail space. We believe that a strong merchandising presentation of apparel and lifestyle items, store fixtures, and nautical point-of-sale decor and materials in a complete coastal living shopping environment will appeal to consumers as a unique destination store. Depending upon performance of the initial two stores, we may open additional stores.

Website

Dickie Walker provides custom embroidery for West Marine branded apparel, and we market the West Marine brand on our Internet website at www.dickiewalker.com. Presently, the Internet website is focused on selling apparel and custom embroidery services. We plan to expand our website product offerings over the next several months to include accessories.

Brand Image

The Dickie Walker yacht is a 63-foot Nova Scotia trawler. The Dickie Walker brand was inspired by this 50 year-old classic wooden hulled motor yacht. We believe its image appeals to those who enjoy the coastal lifestyle because of the vessel’s looks, classic design, originality, woodwork and overall charm. We use the vessel’s image and name on our labels, catalogs, packaging, hang tags, posters, website and point of sale displays to create a foundation of authenticity and originality for the Dickie Walker brand. The vessel is owned by Gerald W. Montiel, our Chief Executive Officer, a director and a principal stockholder.

Mr. Montiel has granted us the exclusive and unlimited right to use the name, image and likeness of the Dickie Walker vessel in connection with our business. This right was granted under a 99-year license which is binding on all subsequent owners of the vessel.

The Dickie Walker brand was first introduced to boaters in West Marine retail stores. We have begun to expand exposure of the brand into the broader coastal lifestyle market through sales to resorts, specialty retailers, and department and coastal stores. We believe the details of our designs, the nautical embellishments on our products, the look and feel of our product packaging, and the uniqueness of our merchandising displays will combine to form a unique and consistent image of the Dickie Walker brand in consumers’ minds. We believe that consumers will grow to expect quality and excellence from the Dickie Walker brand as an authentic source for nautical apparel, gifts and accessories.

Merchandising and Display

Dickie Walker’s philosophy is to have an integrated merchandising presentation which communicates a strong visual impact and brand message. This will be accomplished through the use of coordinated point-of-sale materials, packaging, marketing initiatives, and fixtures.

We believe a distinctive merchandising program encompassing apparel, accessories, and lifestyle items will sell the Dickie Walker brand to retail stores. Embellished items, such as embroidery, prints and graphic designs, will build the image of an authentic marine-inspired brand. The images in the merchandising package are designed to convey the feeling and inspiration of coastal living, and many of these images will feature the Dickie Walker vessel.

Operations

Our management team has extensive experience with customer service, distribution, embroidery operations, and information technology. Dickie Walker employs its own warehouse staff to embroider and distribute our products from our Oceanside, California warehouse and headquarters. All of our products are distributed from this facility, which we expect will accommodate our needs for the next several years. The lease on this facility expires in April 2003, and contains a three year renewal option which we are negotiating to extend.

Dickie Walker currently holds capital leases on four embroidery machines which are located in our Oceanside, California warehouse. We believe that utilizing our own machines gives us a competitive advantage for providing custom embroidery services to our customers.

Competition

We compete generally for the disposable income of consumers and operate in a fragmented and highly competitive environment against many competitors with significantly more resources and well-established brand names. No single company, however, dominates the marketplace. Numerous apparel brands are sold in coastal stores, specialty retail stores, marine supply stores and resorts. Although some companies have marketed their apparel with a nautical theme, we believe the apparel is not designed specifically to appeal to boaters or those who enjoy the coastal lifestyle. We view our primary competitors as apparel companies that sell general outdoor wear and sportswear such as Tommy Bahama, Polo and Columbia.

The gift and decorative items market is also highly competitive, with a significant number of both large and small participants. Our competitors in these markets distribute their products through independent gift retailers, department stores, mass merchandisers and catalogue retailers or through direct response marketing. We believe the principal elements of competition in the gift and decorative items market is product design and quality, brand name loyalty, merchandising and price.

Government Regulation

Many of our imports are subject to existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods which may be imported into the United States, including constraints imposed by bilateral textile agreements between the United States and a number of foreign countries. These agreements impose quotas on the amounts and types of merchandise that may be imported into the United States from these countries. These agreements also allow signatories to adjust the quantity of imports for categories of merchandise that, under the terms of the agreements, are not now subject to the specific limits.

Our imported products are subject to United States customs duties. The United States and the countries in which our products are manufactured may impose quotas, duties, tariffs or other restrictions which could adversely affect our business.

Our vendors and suppliers are subject to applicable laws and regulations, including labor laws and laws regulating the minimum age for workers. In the United States, our vendors and suppliers must comply with the federal Fair Labor Standards Act, which establishes the minimum age for workers, including those in the garment industry. If they do not comply, and we receive shipments from them, we can be deemed to be in violation of the Fair Labor Standards Act. The Fair Labor Standards Act provides a safe harbor for us if we obtain written statements from our vendors and suppliers affirming that they are in compliance with the Act. We are attempting to obtain such written statements from each of our suppliers and vendors. Some states, such as California, also have their own child labor laws.

Trademarks

We have applied for federal trademark registration of our logo which consists of a drawing of the Dickie Walker vessel and the words “Dickie Walker Built 1951 Authentic Marine.” We currently have 8 applications for this trademark pending in the U.S. Patent and Trademark Office covering a variety of goods, as well as 6 other applications for other items. We own the domain name for our Internet website, www. dickiewalker.com. We have registered numerous copyrights on our designs with the U.S. Copyright Office and will likely register some proprietary designs in the future. We anticipate that we will continue to apply for copyright protection for our graphics on a seasonal basis as the related artwork is developed. West Marine® is a registered trademark of West Marine Products, Inc.

Employees

At September 30, 2002, we had 25 employees, 21 of whom were full-time. None of our employees are represented by a labor union or under collective bargaining agreements. We believe our relations with our employees to be good.

Item 2.    Description of Properties

We currently lease a facility located in Oceanside, California, which consists of 18,000 square feet of office and warehouse space at a monthly rent of $3,135. The facility houses our administrative and design offices and also serves as our warehousing and distribution center. We lease the facility under a lease that expires April 30, 2003, and we are negotiating with the lessor to extend our three year renewal option for a longer term and to expand the facility. We also lease a retail store of approximately 2,000 square feet in La Jolla, California at a monthly rent of approximately $7,000. The term of the lease is ten years with renewal options.

Item 3.    Legal Proceedings

We are not involved in any litigation.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2002.

PART II.

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock trades on The Nasdaq SmallCap Market under the symbol “DWMA.” The following table sets forth, for the periods indicated, the high and low bid prices per share of the common stock as reported on The Nasdaq SmallCap Market.

	High	Low
For the year ended September 30, 2002
Third Quarter	$5.85	$5.10
Fourth Quarter	$5.55	$1.55

The following table reflects information about our Equity Incentive Plan, which is our only equity compensation plan:

	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plan approved by security holders	170,000	$5.00	130,000
Equity compensation plans not approved by security holders	—	—	—

Total	170,000	$5.00	130,000

Our present policy is to retain earnings, if any, to finance future growth. Although we are not restricted from paying cash dividends, we have not paid cash dividends to date and do not anticipate doing so in the future. At November 29, 2002, there were approximately 63 stockholders of record and the closing price per share of our common stock was $3.23. We believe there are more beneficial owners of our common stock, the number of which is unknown.

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

As of September 30, 2002 we had expended approximately $300,000 of the net offering proceeds for working capital purposes. We have invested the remaining net proceeds of the public offering in short-term money market and money market equivalent securities. We intend to use the balance of the net proceeds for capital expenditures and for other general corporate purposes, including the addition of sales personnel, the expansion of marketing and promotional programs, and the setup of retail stores. The amounts and timing of these expenditures will vary significantly depending on a number of factors, including our future revenue growth, if any, and the amount of cash generated by our operations. As a result, we retain broad discretion over the allocation of the net proceeds of the offering. Pending these uses, we will continue to invest the net proceeds of the offering in short-term money market and money market equivalent securities. We cannot predict whether the proceeds so invested will yield a favorable return. We also may use a portion of the net proceeds for the acquisition of businesses and products. We have no current agreements or commitments for acquisitions of any businesses or products.

Item 6.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by or on our behalf. We disclaim any obligation to update forward-looking statements.

The following table sets forth, as a percentage of net sales, statements of operations data for the periods indicated.

	Year ended September 30, 2002	Period from October 10, 2000 (inception) to September 30, 2001
Net sales	100%	100%
Cost of sales	80	87

Gross profit	20	13
Selling, general and administrative expenses	59	158

Loss from operations	(39)	(145)

Other expense—net	(2)	(58)

Net loss	(41)%	(203)%

Results of Operations

Year ended September 30, 2002 compared to the period from October 10, 2000 (inception) to September 30, 2001

Our sales for the year ended September 30, 2002 increased by approximately 373% over the period from October 10, 2000 (inception) to September 30, 2001. During the period from October 10, 2000 (inception) to September 30, 2001, our activities consisted largely of developing the infrastructure necessary to design and market our apparel and accessory lines, as well as launching our first two seasons of product lines in 20 West Marine retail stores. The sales increase in fiscal 2002 was largely due to the expansion of sales of West Marine® private label branded products to 220 of their retail stores. For the year ended September 30, 2002, approximately 87% of our sales were made to West Marine. Shipments of initial inventory of apparel and accessories to West Marine’s retail stores represented approximately 95% of our sales for the period October 10, 2000 (inception) to September 30, 2001. Although sales to West Marine are expected to remain a significant portion of our sales, they should decrease as a percentage of net sales beginning in January 2003 as wholesale and retail sales of Dickie Walker™ branded lines increase. Because the number of West Marine stores we supply has significantly increased in recent periods, and we will be expanding the Dickie Walker brand of men’s, women’s and lifestyle products, we anticipate our sales will grow substantially in the second and third quarters of fiscal 2003.

Our gross profit as a percentage of sales was 20% year ended September 30, 2002, compared to 13% for the period October 10, 2000 (inception) to September 30, 2001. The improvement is largely attributable to the shifting of product sourcing from domestic producers to offshore vendors. We anticipate that our gross profit percentage should improve as increased sourcing is conducted at offshore vendors and we achieve cost of goods economies of scale improvements.

Selling, general and administrative expenses were 59% of net sales for the year ended September 30, 2002, as compared to 158% for the period October 10, 2000 (inception) to September 30, 2001, and represent an increase in absolute dollars of 77%. The absolute dollar increase for the year ended September 30, 2002 was primarily due to an increase in payroll and payroll related expenses as the Company increased staff to meet increased sales and develop a sales, marketing and design infrastructure. Additionally, depreciation related to new equipment and the write-down of store fixtures at West Marine stores increased these expenses. We anticipate that selling, general and administrative expenses will increase, but at a slower rate, in future quarters as we expand our organization to meet our business goals of increasing sales in both the Dickie Walker and West Marine lines.

We incurred interest expense for the year ended September 30, 2002 totaling approximately $93,000. This expense represents interest on notes due to stockholders, a capital lease obligation and the amortization of deferred financing costs. Interest expense for the period October 10, 2000 (inception) through September 30, 2001 totaled approximately $370,000, of which approximately $317,000 represented a non-cash charge related to amortization of debt discount for notes payable issued at below market interest rates in connection with the 2001 private placement of common stock.

Interest income of approximately $32,500 for the year ended September 30, 2002 resulted from the money market account interest earned on the funds raised in our initial public offering.

As a result of the factors described above, we had a net loss of approximately $1,195,000 for the year ended September 30, 2002, as compared to a loss of approximately $1,249,000 for the period October 10, 2000 (inception) to September 30, 2001.

Liquidity and Capital Resources

Since our inception, we have funded our operations and satisfied our capital expenditure requirements primarily with proceeds from sales of common stock to our founders, the private placement of our common stock and promissory notes in fiscal 2001, and our initial public offering in fiscal 2002. In the quarter ended June 30, 2002, we completed our initial public offering and received approximately $5,287,000 in cash, net of underwriting discounts, commissions, and other related expenses. Proceeds from these financing sources since inception and through September 30, 2002 totaled approximately $7,536,000 and capital equipment lease financing totaled approximately $207,000.

Net cash used in operating activities was approximately $359,000 for the year ended September 30, 2002 and approximately $1,215,000 for the period October 10, 2000 (inception) to September 30, 2001. Net cash used in operating activities for the year ended September 30, 2002, resulted primarily from the net loss for the period and increases in inventories and accounts receivable, offset by West Marine inventory advances and adjustments for depreciation and reserves. Net cash used in operating activities for the period October 10, 2000 (inception) to September 30, 2001, resulted primarily from an increase in inventories and accounts receivable and the net loss for the period, offset by an increase in accounts payable and a non-cash charge which amortized the debt discount on promissory notes.

Included in the September 30, 2002 balance sheet is finished goods inventory totaling approximately $407,000 which has been partially paid for by West Marine. Accounts receivable from West Marine were not material. Advances received related to this inventory, which is waiting to be shipped to the West Marine’s retail store locations, totaled approximately $725,000.

Net cash used by investing activities totaled approximately $287,000 and $620,000 for year ended September 30, 2002 and the period October 10, 2000 (inception) to September 30, 2001, respectively. We primarily used the invested cash in the periods presented for purchases of fixed assets to support our increased sales activities.

As of September 30, 2002, approximately $4,971,000 in cash and cash equivalents was available to fund operations. We believe that existing cash resources, together with the expected revenue from our future seasonal lines, will be sufficient to satisfy our cash requirements through fiscal 2003 and into fiscal 2004. Thereafter, if cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we will need to raise additional funds through the public or private sale of our equity or debt securities or from other sources. No assurance can be given that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. The timing and amount of our capital requirements will depend on a number of factors, including demand for our products, the need for merchandising and promotional programs and competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders will experience additional dilution. Such additional securities may have rights, preferences, or privileges senior to those of our common stockholders. There can be no assurance that the additional financing will be available on terms favorable to us, if at all. If adequate funds are not available, or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance products or otherwise respond to competitive pressures could be significantly limited. Our business, financial condition and results of operations may be harmed by such limitations.

Risks and Uncertainties

The following is a summary description of the many risks we face in our business. You should carefully review these risks and the other information described in this report in evaluating our business.

Dickie Walker has had limited operations and a history of losses that make our future operating results difficult to predict.

Our business began in October 2000. We have a limited operating history and you have limited historical information about us on which to base your investment decision. We face the risks and uncertainties of other early-stage companies. We have had losses from operations since our inception and may incur future losses from operations. At September 30, 2002, the accumulated deficit was approximately $2,444,000, and the net loss for the year then ended was approximately $1,195,000. At September 30, 2001, the accumulated deficit and net loss was approximately $1,249,000. Our limited operating history and history of losses make future operating results difficult to predict.

Dickie Walker may need additional financing and we may not be able to obtain it.

If cash generated from operations and the proceeds of our recent initial public offering are insufficient to satisfy our working capital and capital expenditure requirements during the next 12 to 24 months, we will need to raise additional funds through the public or private sale of our equity or debt securities. The timing and amount of our capital requirements will depend on a number of factors, including demand for our products, the need for merchandising and promotional programs and competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our then-existing stockholders will be reduced. We cannot assure you that additional financing will be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance products or otherwise respond to competitive pressures could be significantly limited. Our business, financial condition and results of operations may be harmed by such limitations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Dickie Walker relies on West Marine for the vast majority of our business and the loss of West Marine as a customer could decrease sales and impede our ability to attain profitability.

We have an agreement with West Marine under which we will provide the apparel line for West Marine’s retail stores, catalogs, and Internet website. Sales to West Marine and to West Marine customers through catalog and website sales accounted for approximately 87% of our sales in the year ended September 30, 2002, and approximately 95% of our sales in the period from October 10, 2000 (inception) through September 30, 2001. Our agreement with West Marine expires in December 2003. Should the agreement terminate prior to December 2003, or should the agreement not be renewed at that time, we may not have sufficient sales from other customers to achieve profitability.

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

Our success is dependent upon our ability to correctly anticipate fashion trends within our industry and to design apparel that appeals to consumers’ preferences in a timely manner. We depend upon our designers and others to develop designs and marketing strategies that distinguish our products favorably from the apparel and boating accessories of our competitors. While we believe that our designs and marketing strategy will be successful, we cannot assure you that we will generate sufficient sales to make us profitable. If we misjudge the market for our products or are unsuccessful in responding to changes in fashion trends or market demand, we could experience excess inventories and higher markdowns and inventory reserves, resulting in lower gross margins. Conversely, if we have insufficient inventory, we may miss market opportunities. Any of these events could result in lower than anticipated sales and loss of customers.

Because we rely on Gerald W. Montiel’s experience and relationships in the apparel industry, the loss of Mr. Montiel could materially harm our business and operating results.

We believe the apparel industry experience of Gerald W. Montiel, our Chief Executive Officer, is important to our future success. We entered into an employment agreement with Mr. Montiel in February 2002 for a three-year period. We do not carry key man insurance on Mr. Montiel. The loss of the services of Mr. Montiel could force us to operate without a chief executive officer with experience in the apparel industry if we are unable to find a suitable replacement.

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

A downturn in economic conditions could adversely affect our sales because our products are purchased using discretionary income.

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

We have opened one retail store and intend to open at least one additional store in the next 12 months. There are many risks associated with our entry into retailing, including our ability to find suitable locations for our stores on reasonable rental terms, our ability to manage our relationships with specialty retailers who currently sell our products, competition from other retailers, potential premises liability, and the risks associated with our entry into long-term leases.

We will need to augment our management team in order to open and manage the retail stores. We will also need to increase our number of employees, which will result in an increased burden on our human resources function and increased exposure to employment-related legal liabilities. Our inability to implement successfully our retail strategy could harm our financial condition and operating results.

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

Since our inception we have not paid any dividends and we do not anticipate paying any dividends in the foreseeable future. We expect that future earnings, if any, will be used for working capital and to finance growth. Because we will not pay dividends on our common stock in the foreseeable future, investors must rely on stock appreciation for any return on their investment in our common stock.

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

Prior to our initial public offering in May 2002, there was no public market for our common stock

Prior to our initial public offering in May, 2002, there was no public market for our common stock and there can be no assurance that a public trading market for our common stock will develop, or if developed, will be sustained. Our common stock is traded on The Nasdaq SmallCap Market, but there can be no assurance that a regular trading market will develop for the common stock.

Future sales of Dickie Walker common stock by our stockholders may depress our stock price.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock by our stockholders in the market and after our stockholders’ lockup agreements have expired. These factors could make it more difficult for us to raise funds through future offerings of our equity securities. We currently have 3,680,000 shares of common stock. Of such shares, 1,380,000 shares are freely tradable without restriction or further registration under the Securities Act. All of the remaining outstanding shares are “restricted securities,” as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended, and may only be sold pursuant to a registration statement under the Securities Act or an applicable exemption from the registration requirements of the Securities Act, including Rule 144 thereunder. Our executive officers, directors and stockholders have agreed not to offer, sell, or otherwise dispose of their shares until May 15, 2003 without the prior written consent of the representative of the underwriters. Our Chief Executive Officer, Gerald W. Montiel, and Montiel Family LLC, have agreed to similar restrictions until May 15, 2004.

If we do not continue to meet the listing criteria of The Nasdaq SmallCap Market, our shares may be delisted which may cause the shares to be more difficult to sell.

Our shares are currently listed on The Nasdaq SmallCap Market. If we should fail to continue to meet one or more of the listing standards, our shares would be subject to delisting. If this should occur, trading of the shares would be conducted in the over-the-counter market on the Electronic Bulletin Board, a National Association of Securities Dealers, Inc. (“NASD”) sponsored interdealer quotation system. As a result, investors may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the shares. In addition, if the shares cease to be listed on The Nasdaq SmallCap Market and we fail to meet certain other criteria, trading of the shares would be subject to Securities and Exchange Commission rules regulating broker-dealer practices in connection with transactions in “penny stock.” If the shares became subject to the penny stock rules, many brokers may be unwilling to engage in transactions in the shares because of the disclosure requirements under Section 15(g) of the Exchange Act which require that in order for a broker dealer to approve a customer’s account for transactions in penny stocks, a broker or dealer must determine that transactions penny stocks are suitable for the customer, and deliver a written statement of the basis for their determination to the customer, who must sign the written statement.

Item 7.    Financial Statements and Supplementary Data

Our financial statements, together with accompanying notes and the report of Ernst & Young LLP, our independent auditors, are set forth on the pages indicated in Item 13.

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III.

Item 9.	Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.

The information required is incorporated by reference from our definitive Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 10.    Executive Compensation

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 12.    Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2003 Annual Meeting of Stockholders.

PART IV.

Item 13.    Exhibits, Financial Statements and Reports on Form 8-K

EXHIBITS

(a)  Exhibits

Exhibit No.	Description
2.1
Form of Agreement and Plan of Merger between Dickie Walker Marine, Inc., a California corporation and Dickie Walker Marine, Inc., a Delaware corporation, filed as Exhibit 2.1 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

3.1a
Articles of Incorporation for Montiel Marketing Group, Inc. as filed with the California Secretary of State on October 10, 2000, filed as Exhibit 3.1a to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

3.1b
Certificate of Amendment to the Articles of Incorporation as filed with the California Secretary of State on February 16, 2001, filed as Exhibit 3.1b to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

3.1c
Certificate of Incorporation for Dickie Walker Marine, Inc. as filed with the Delaware Secretary of State on February 4, 2002, filed as Exhibit 3.1v to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

3.2a
Bylaws of the California corporation as adopted by its Board of Directors on October 10, 2000, filed as Exhibit 3.2a to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

3.2b
Form of Bylaws of the Delaware corporation to be adopted by its Board of Directors, filed as Exhibit 3.2b to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

4.1
Specimen stock certificate representing shares of common stock of the registrant, filed as Exhibit 4.1 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

4.2	Form of Representative’s Warrant, filed as Exhibit 4.2 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

4.3	Placement Agent’s Warrant, filed as Exhibit 4.3 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

4.4	Form of Investor Note from 2001 Private Placement, filed as Exhibit 4.4 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.1
$50,000 Promissory Note in favor of Gerald W. Montiel dated January 15, 2002, filed as Exhibit 10.1 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.2
$45,000 Promissory Note in favor of Gerald W. Montiel dated January 31, 2002, filed as Exhibit 10.2 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.3
Form of Reimbursement Agreement between Gerald W. Montiel and the company dated February 1, 2002, filed as Exhibit 10.3 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

Exhibit No.	Description

10.4
License Agreement between Gerald W. Montiel and the company dated February 1, 2001, filed as Exhibit 10.4 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.5
Strategic Alliance Agreement with West Marine Products, Inc. dated October 19, 2001 [Confidential Treatment Granted], filed as Exhibit 10.5 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.6
Facility Lease Agreement with WHMF dated February 1, 2002 for the facility located at 1414 South Tremont Street, Oceanside, California, filed as Exhibit 10.6 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.7	2002 Equity Incentive Plan, filed as Exhibit 10.7 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.8
Form of Lock-Up Agreement among the officers, directors and stockholders and the representative, filed as Exhibit 10.8 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.9
Form of Employment Agreement with Gerald W. Montiel dated February 1, 2002, filed as Exhibit 10.9 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.10
Equipment Lease Agreement with Emtex Leasing Corporation dated April 4, 2001, filed as Exhibit 10.10 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.11	Form of Stockholder Rights Agreement, filed as Exhibit 10.11 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.12	Form of Retail Store Lease

99.1	Certification pursuant to 18 U.S.C. Section 1350

99.2	Certification pursuant to 18 U.S.C. Section 1350

(b)  Financial Statements.

(c)  Reports on Form 8-K
None

Item 14.    Controls and Procedures

The Company has established and currently maintains disclosure controls and other procedures designed to ensure that material information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission. In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation of the effectiveness of the Company’s disclosure controls and procedures. It is the opinion of the Company’s Chief Executive Officer and President, based upon an evaluation completed within 90 days prior to the filing of this report, that the Company’s disclosure controls and procedures are effective and ensure that any material information relating to the Company is recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, in Oceanside, State of California, on December 20, 2002.

DICKIE WALKER MARINE, INC.

By:	/S/ JULIA B. KNUDSEN
Julia B. Knudsen, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/S/ GERALD W. MONTIEL Gerald W. Montiel	Director, Chief Executive Officer, Chief Marketing Officer, and Chairman of the Board	December 20, 2002

/S/ JULIA B. KNUDSEN Julia B. Knudsen	Director, President, Chief Operating Officer, Chief Financial Officer, Controller	December 20, 2002

/S/ NORMAN LEFKOVITS, JR. Norman Lefkovits, Jr.	Director	December 20, 2002

/S/ BRIAN F. KAMINER Brian F. Kaminer	Director	December 20, 2002

/S/ JAMES R. SMITH James R. Smith	Director	December 20, 2002

/S/ W. BRENT ROBINSON W. Brent Robinson	Director	December 20, 2002

CERTIFICATION

I, Gerald W. Montiel, certify that:

1.  I have reviewed this annual report on Form 10-KSB of Dickie Walker Marine, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods represented by this Annual Report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the registrant, particularly during the period in which this annual report is being prepared;

(b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002	By:	/S/ GERALD W. MONTIEL
Chairman and Chief Executive Officer

CERTIFICATION

I, Julia B. Knudsen, certify that:

1.  I have reviewed this annual report on Form 10-KSB of Dickie Walker Marine, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods represented by this Annual Report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the registrant, particularly during the period in which this annual report is being prepared;

(b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002	By:	/S/ JULIA B. KNUDSEN
Julia B. Knudsen, President and Chief Financial Officer

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
    DICKIE WALKER MARINE, INC.

We have audited the accompanying balance sheets of Dickie Walker Marine, Inc. as of September 30, 2002 and 2001, and the related statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2002 and the period from October 10, 2000 (inception) to September 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dickie Walker Marine, Inc. at September 30, 2002 and 2001, and the results of its operations and its cash flows for the year ended September 30, 2002 and the period from October 10, 2000 (inception) to September 30, 2001, in conformity with accounting principles generally accepted in the United States.

/S/    ERNST & YOUNG LLP

San Diego, California
November 8, 2002

DICKIE WALKER MARINE, INC.

BALANCE SHEETS

	September 30,
	2002	2001
ASSETS
Current Assets:
Cash and cash equivalents	$4,971,001	$364,729
Accounts receivable, net	156,785	87,766
Inventories, net	727,304	448,149
Prepaid expenses and other current assets	215,932	2,132

Total current assets	6,071,022	902,776
Property and equipment, net	483,044	681,096
Deferred financing costs, net	21,447	30,205
Other assets	45,590	24,715

Total Assets	$6,621,103	$1,638,792

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$175,211	$97,155
Customer advances	725,336	—
Accrued interest on notes payable to stockholders	10,500	11,122
Accrued expenses	139,853	17,335
Current portion of capital lease obligation	38,953	34,817

Total current liabilities	1,089,853	160,429
Notes payable to stockholders	900,000	900,000
Capital lease obligation, less current portion	114,324	153,276
Commitments and contingencies
Stockholders’ Equity:
Preferred stock—$.001 par value: 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock—$.001 par value: 50,000,000 shares authorized: 3,680,000 and 2,300,000 shares issued and outstanding at September 30, 2002 and 2001, respectively	3,680	2,300
Warrant	6,075	6,075
Additional paid-in capital	6,951,550	1,665,886
Accumulated deficit	(2,444,379)	(1,249,174)

Total Stockholders’ Equity	4,516,926	425,087

Total Liabilities and Stockholders’ Equity	$6,621,103	$1,638,792

See accompanying notes.

DICKIE WALKER MARINE, INC.

STATEMENTS OF OPERATIONS

	Year ended September 30, 2002	Period from October 10, 2000 (inception) to September 30, 2001
Net sales	$2,906,838	$614,891
Cost of sales	2,316,096	531,807

Gross profit	590,742	83,084
Operating expenses:
Selling, general and administrative	1,725,477	973,713

Total operating expenses	1,725,477	973,713
Loss from operations	(1,134,735)	(890,629)
Other income (expense):
Interest expense	(92,983)	(370,235)
Interest income	32,513	11,690

Total other income (expense)	(60,470)	(358,545)

Net loss	$(1,195,205)	$(1,249,174)

Net loss per share:
Basic and diluted	$(0.43)	$(0.61)

Weighted average shares outstanding:
Basic and diluted	2,809,589	2,039,949

See accompanying notes.

DICKIE WALKER MARINE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount	Warrant
Issuance of common stock for cash to founders	1,725,000	$1,725	$—	$298,425	$—	$300,150
Issuance of common stock for cash, net of offering expenses of $34,200	550,000	550	—	1,272,266	—	1,272,816
Issuance of common stock upon the conversion of notes payable	25,000	25	—	89,975	—	90,000
Issuance of common stock for services rendered	—	—		5,220	—	5,220
Issuance of warrant for services rendered	—	—	6,075	—	—	6,075
Net loss	—	—	—	—	(1,249,174)	(1,249,174)

Balance at September 30, 2001	2,300,000	2,300	6,075	1,665,886	(1,249,174)	425,087
Issuance of common stock, net of offering expenses of $1,613,000	1,380,000	1,380	—	5,285,664	—	5,287,044
Net loss	—	—	—	—	(1,195,205)	(1,195,205)

Balance at September 30, 2002	3,680,000	$3,680	$6,075	$6,951,550	$(2,444,379)	$4,516,926

See accompanying notes.

DICKIE WALKER MARINE, INC.

STATEMENTS OF CASH FLOWS

	Year ended September 30, 2002	Period from October 10, 2000 (inception) to September 30, 2001
OPERATING ACTIVITIES
Net loss	$(1,195,205)	$(1,249,174)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of debt discount	—	317,017
Depreciation and amortization	464,554	120,381
Inventory reserves	66,206	23,794
Allowance for doubtful accounts	30,000	10,000
Common stock issued in exchange for services	—	5,220
Amortization of deferred financing costs	8,758	4,110
Changes in operating assets and liabilities:
Accounts receivable	(99,019)	(97,766)
Inventories	(345,361)	(471,943)
Prepaid expenses and other current assets	(213,800)	(2,132)
Accounts payable	78,056	97,155
Customer advances	725,336	—
Accrued interest on notes payable to stockholders	(622)	11,122
Accrued expenses	122,518	17,335

Net cash used in operating activities	(358,579)	(1,214,881)
INVESTING ACTIVITIES
Purchases of property and equipment	(264,453)	(593,456)
Other assets	(22,924)	(26,065)

Net cash used by investing activities	(287,377)	(619,521)
FINANCING ACTIVITIES
Issuance of common shares to founders	—	299,600
Issuance of common shares, net	5,287,044	1,276,403
Proceeds from notes payable to stockholders	—	672,983
Proceeds from short term borrowings from officer	95,000	—
Repayment of short term borrowings from officer	(95,000)	—
Payments on capital lease obligation	(34,816)	(18,578)
Deferred financing costs	—	(31,277)

Net cash provided by financing activities	5,252,228	2,199,131

Increase in cash and cash equivalents	4,606,272	364,729
Cash and cash equivalents at beginning of period	364,729	—

Cash and cash equivalents at end of period	$4,971,001	$364,729

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$84,126	$37,986

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital lease obligation	$—	$206,671

Issuance of common stock upon conversion of promissory notes	$—	$90,000

Issuance of warrant for services rendered	$—	$6,075

Issuance of common stock for services rendered	$—	$5,220

See accompanying notes.

DICKIE WALKER MARINE, INC.

NOTES TO FINANCIAL STATEMENTS

1.  The Company

Dickie Walker Marine, Inc. (the “Company”) is a California corporation that was incorporated in October 2000 under the name Montiel Marketing Group, Inc. The Company changed its name in February 2001 and filed for reincorporation in the State of Delaware in February 2002. The Company designs, markets and distributes nautically inspired apparel, accessories and decorative items and operates in one segment.

The articles of incorporation filed with the state of Delaware in February 2002 authorized the issuance of 2,000,000 shares of Preferred Stock, which are issuable in one or more series, and gives the Board of Directors the authority to fix the powers, designations, preferences and other rights, including dividend rights, conversion rights, voting rights, redemption terms and liquidation preferences of the issuances without any further action by the Company’s stockholders. In addition, it established the par value of the Company’s common stock at $.001 per share. The amounts in the accompanying financial statements have been retroactively restated to reflect these changes in the capital structure of the Company.

2.  Summary of Significant Accounting Policies

Basis of Presentation

Certain prior year amounts in the financial statements have been reclassified to conform to the current year presentation. These reclassifications did not affect net loss.

The Company has suffered losses from operations since inception. Management’s current business plan for fiscal 2003 reflects continued initiatives to increase revenue, reduce cost of goods sold as a percentage of revenue, and control selling, general and administrative costs. Current cash and cash equivalent balances are projected to be sufficient to fund the Company’s operations for fiscal 2003. Although management cannot guarantee that planned results will be achieved in fiscal 2003 or that, if needed, sufficient debt or equity capital will be available to the Company under acceptable terms, if at all, management believes that the planned revenue and expense assumptions can be realized.

Stock Split

In January 2002, the Board of Directors approved a two-for-one reverse split of the Company’s outstanding common stock. All share and per share amounts in the accompanying financial statements have been retroactively restated to reflect the reverse stock split.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and the accompanying notes, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized when title and risk of loss transfers to the customer. Generally, the Company’s shipping terms are FOB shipping point. Provisions are made for estimated product returns and sales allowances.

Advertising Expenses

Advertising costs are included in selling, general and administrative expenses and are expensed as incurred. Advertising expenses for the year ended September 30, 2002 and the period from October 10, 2000 (inception) to September 30, 2001 totaled approximately $7,700 and $39,700, respectively.

Shipping and Handling Expenses

Shipping and handling expenses are included in selling, general and administrative expenses. Shipping and handling expenses for the year ended September 30, 2002 and the period from October 10, 2000 (inception) to September 30, 2001 totaled approximately $41,600 and $24,800 respectively.

Cash Equivalents

Cash equivalents consist of money market demand deposit accounts with maturities of less than ninety days when acquired.

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. The Company performs credit evaluations of new customers and does not require collateral. Accounts receivable are generally due in 30 days. For the period from October 10, 2000 (inception) to September 30, 2001, sales to one customer accounted for approximately 95% of total sales and represented approximately 90% of the accounts receivable balance at September 30, 2001. For the year ended September 30, 2002, sales to one customer accounted for approximately 87% of total sales and less than 1% of accounts receivable.

The Company currently purchases the majority of its components from a few suppliers. Although there are a limited number of manufacturers for such components, management believes that other suppliers could provide merchandise on similar terms if needed without adversely impacting operating results.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market.

Included in the September 30, 2002 balance sheet is finished goods inventory totaling approximately $407,000 which has been partially paid for by the customer. Advances received related to this inventory, which is waiting to be shipped to the customer’s retail store locations, totals approximately $725,000.

Property and Equipment

Property and equipment is stated at cost and depreciated over estimated useful lives of two to five years using the straight-line method. Expenditures for maintenance and repairs are charged to expense as incurred.

Intangible Assets

Intangible assets, consisting primarily of license and trademark costs, are being amortized on the straight-line method over ten years and are included in other assets. Accumulated amortization at September 30, 2002 and 2001 totaled $3,399 and $1,350, respectively.

Website Development Costs

Website development costs relating to software (including website applications, infrastructure and graphics) used to construct a website internally and for which a plan to market and sell its products on the Company’s website does exist, are accounted for in accordance with Statement of Position (“SOP”) 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. According to SOP 98-1, once the capitalization criteria have been met, the Company must capitalize direct costs of materials and services. Training costs, data conversion costs and operating expenses are expensed as incurred. As of September 30, 2001 and 2002, direct costs of outside services totaling approximately $215,300 have been capitalized in property and equipment in accordance with SOP 98-1 and are being amortized over two years.

Long-Lived Assets

The Company assesses and evaluates potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. This evaluation is performed using the estimated projected future undiscounted cash flows associated with the asset over its remaining useful life compared to the asset’s carrying amount to determine if a write-down is required. When impairment is indicated for long-lived assets, the amount of the impairment loss is the excess of net book value over fair value as approximated using discounted cash flows.

Deferred Financing Costs

Costs incurred to obtain financing are capitalized and are amortized to interest expense using the straight-line method over the life of the related debt. Accumulated amortization at September 30, 2002 and 2001 totaled $12,868 and $4,110, respectively.

Income Taxes

The Company provides for income taxes utilizing the liability method. Under the liability method, current income tax expense or benefit represents income taxes expected to be payable or refundable for the current period. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax and financial reporting bases of assets and liabilities and for the expected future tax benefit to be derived from tax credit and loss carry-forwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized in future tax returns. Tax rate changes are reflected in income in the period such changes are enacted.

Net Loss per Share

The Company calculates basic loss per share by dividing net loss by the weighted-average common shares outstanding during the period. Diluted loss per share reflects the potential dilution to basic loss per share that could occur upon the conversion or exercise of dilutive securities, options, warrants or other similar items, to common shares using the treasury stock method based upon the weighted-average fair value of the Company’s common shares during the period. As the Company has incurred losses for the year ended September 30, 2002 and for the period from October 10, 2000 (inception) to September 30, 2001, the Company has excluded the effects of the common shares issuable upon the exercise of warrants, the conversion of the notes to stockholders, and the exercise of stock options since their effect is anti-dilutive.

Employee Stock Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, establishes the use of the fair value based method of accounting for stock-based compensation arrangements, under which expense is recognized over the vesting period and is determined based on the fair value of all stock-based awards on the date of grant. SFAS No. 123 also allows companies to apply the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and provide pro forma net income and pro forma income per share disclosures for employee stock option grants. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Non-Employee Stock-Based Compensation

Stock-based awards issued to non-employees are accounted for using a fair value method and are remeasured to fair value at each period end until the earlier of the date that a commitment for performance by the counterparty to earn the award is reached or the service is complete.

Fair Value of Financial Instruments

Financial instruments, including cash and cash equivalents, accounts payable, accrued expenses, are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments. None of the Company’s debt instruments that are outstanding at September 30, 2002, have readily ascertainable market values; however, the carrying values are considered to approximate their fair values. Interest on the notes payable to stockholders issued in connection with the private placement (Note 4) was based on borrowing rates below rates currently available to the Company. In order to reflect the carrying amount for these borrowings at estimated fair value in accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants and APB No. 11, Interest on Receivables and Payable, management allocated a portion of the proceeds associated with these notes to equity and recorded a corresponding debt discount on the notes totaling $317,017. As of September 30, 2001, the entire $317,017 had been amortized into interest expense.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, established standards for reporting and display of comprehensive income and its components. Net loss was the same as comprehensive loss for the periods presented.

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, Goodwill and Other Intangible Assets, which supersedes APB 17, Intangible Assets, and eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets. Instead, goodwill and other intangibles with indefinite lives will be tested for impairment on at least an annual basis utilizing a test that begins with an estimate of the fair value of the reporting unit for intangible asset. Previous accounting principles utilized undiscounted cash flows to determine if an impairment had occurred. The Company adopted SFAS No. 142 during fiscal 2002; however, it did not have an impact on the Company’s operations or financial condition.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which will become effective for the Company during fiscal 2003. This statement establishes a number of rules for the recognition, measurement and display of long-lived assets which are impaired and either held for sale or continuing use within the business. In addition, the Statement broadly expands the definition of a discontinued operation to individual reporting units or asset groupings for which identifiable cash flows exist. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its operations or financial condition.

In June 2002, the FASB issued SFAS 146, Accounting for Cost Associated with Exit or Disposal Activities. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement supersedes the guidance provided by Emerging Issues Task Force 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 is required to be adopted for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on its operations or financial condition.

3.  Balance Sheet Details

Certain components of balance sheet accounts are as follows:

	September 30, 2002	September 30, 2001
Accounts receivable:
Accounts receivable	$196,785	$97,766
Less allowance for doubtful accounts and sales returns	(40,000)	(10,000)

	$156,785	$87,766

Inventories:
Raw materials	$34,863	$119,723
Work in process	14,826	—
Finished goods	767,615	352,220

	817,304	471,943
Less inventory reserves	(90,000)	(23,794)

	$727,304	$448,149

Property and equipment:
Machinery and equipment	$351,210	$263,359
Furniture and fixtures	86,356	321,477
Leasehold improvements	6,599	—
Capitalized software	309,064	215,291

	753,229	800,127
Less accumulated depreciation and amortization	(270,185)	(119,031)

	$483,044	$681,096

4. Stockholders Equity and Notes Payable to Stockholders

Preferred Stock

The board of directors, without further action by the stockholders, is authorized to issue up to 2,000,000 shares of preferred stock in one or more series and to determine the dividend rates, redemption prices, preferences on liquidation or dissolution, conversion rights, voting rights and any other preferences. Any issuance of these shares of preferred stock must be approved by a majority of the independent directors.

Common Stock

During the period from October 10, 2000 (inception) to September 30, 2001, the Company issued 1,725,000 shares of the Company’s common stock to founders, directors, and employees of the Company for cash proceeds totaling $300,150. In connection with the issuance of these shares, the Company’s Chief Executive and Financial Officer (“executive”) paid for approximately 330,000 shares (at $.087 per share, or $28,710) of founders stock on behalf of two of the Company’s employees and one member of the Company’s Board of Directors. In conjunction with this payment, the executive issued two full-recourse notes relating to 270,000 shares that were issued to the employees and gifted $5,220 for the 60,000 shares issued to the member of the Board of Directors for services rendered. The notes payable by the two employees to the executive bear interest at a rate of 10% per annum and mature in October 2003. Interest only payments are payable by the two employees in quarterly installments commencing January 1, 2001. As of September 30, 2002 and 2001, all interest payments had been paid in accordance with the terms of the note. Pursuant to Interpretation No. 1 to Accounting Principles Board No. 25, the Company has accounted for these transactions as if the Company had issued or granted the shares. Therefore the Company recorded compensation expense totaling $5,220 during the period from October 10, 2000 (inception) to September 30, 2001 related to the shares issued to the member of the Board of Directors by the executive.

During April 2001, the Company closed a private placement (“Private Placement”) of 44 units, each unit consisting of 12,500 shares of the Company’s common stock and a $22,500 subordinated convertible four-year promissory note with a stated interest rate of 7% per annum (“Note”). At the option of the holder, the Note is convertible into shares of the Company’s common stock at $3.60 per share, or 6,250 shares per unit at September 30, 2001. The conversion price is subject to adjustment upon the occurrence of certain events, as defined. The Notes are subordinated to certain senior debt of the Company, as defined, up to an aggregate of $25,000,000. Interest is payable semi-annually on February and August of each year. The Notes are redeemable by the Company upon 30 days written notice at a 20% premium over the conversion price during the first year of the note, at a 15% premium over the conversion price during the second year of the note, and at a 10% premium over the conversion price during the third year of the Note.

Interest on these Notes was based on borrowing rates below rates that were available to the Company. In order to reflect the carrying amount for these borrowings at estimated fair value in accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants and APB No. 11, Interest on Receivables and Payables, management allocated a portion of the proceeds associated with these Notes to equity and recorded a corresponding debt discount on the Notes totaling $317,017 based on an estimated fair value rate of 15% per annum. As of September 30, 2001, the entire $317,017 had been amortized into interest expense.

In connection with the Private Placement, the Company issued a warrant to purchase 8,438 shares of the Company’s common stock at $2.40 per share. The warrant was valued at approximately $6,075, which is included in deferred financing and equity issuance costs. The fair value of the warrants was estimated at the date of grant using the Black-Scholes valuation model with the following assumptions; expected volatility of 50%; risk free interest rate of 4.0%; an expected warrant life of two years; and no annual dividends. The warrant is exercisable immediately and expires on April 10, 2005. As of September 30, 2002 and 2001, no shares had been issued under the warrant.

In the quarter ended June 30 2002, the Company completed its initial public offering. Including the underwriters’ exercise in full of their over-allotment option, the Company issued 1,380,000 shares of its common stock at a price of $5.00 per share. The Company received approximately $5,287,000 in proceeds, net of underwriting discounts, commissions and offering expenses.

In connection with the initial public offering, the Company issued warrants to purchase 120,000 shares of the Company’s common stock to the lead underwriter. The warrants are exercisable for a period of four years, commencing on May 15, 2003, at an exercise price of $7.50 per share subject to certain adjustments. The warrants contain anti-dilution provisions in the event of any recapitalization, split-up of shares or certain stock dividends.

Equity Incentive Plan

In January 2002, the Company adopted an Equity Incentive Plan (the “Plan”), which provides for the grant of up to 500,000 options. Under the Plan, the Company may grant incentive stock options, nonqualified stock options, restricted stock and stock appreciation rights to employees, officers, directors, advisors and independent contractors. The exercise price of each option shall be determined by Board of Directors, however, the exercise price of incentive stock options shall not be less than the fair market value of the shares on the date of grant, or 110% in the case of incentive stock options granted to an individual with ownership in excess of certain limits. For nonqualified stock options, the exercise price may not be less than 50% of the fair market value on the date of grant. The Company’s Board of Directors will determine the vesting and other provisions of option and rights granted under the Plan and the options are exercisable for a period of ten years from the date of grant. Generally, options vest at twenty-five percent one year from the date of grant and  1/48 per month thereafter. This Plan replaces the plan adopted in January 2001, which was canceled. As of September 30, 2002, options to purchase 170,000 shares of common stock have been issued under the Plan.

A summary of stock option activity is as follows:

	Number of shares	Weighted Average exercise price
Balance at September 30, 2001	—	—
Granted	170,000	$5.00

Balance at September 30, 2002	170,000	$5.00

The weighted average fair value of options granted during the year ended September 30, 2002, was $3.23. At September 30, 2002 no options are vested. All options were granted at $5.00 per share. The remaining average contractual life is 9.6 years. No options are exercisable at September 30, 2002.

Pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the dates of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, a risk-free interest rate of 4%, volatility of .78 and an expected life of five years.

Had compensation expense been determined on the basis of fair value pursuant to SFAS No. 123, net loss for the year ended September 30, 2002 would have been $1,246,685 and net loss per share would have been $0.44.

Shares Reserved for Future Issuance

Shares reserved for future issuance are as follows:
	September 30, 2002	September 30, 2001
Conversion of warrants	128,438	8,438
Conversion of principal portion of Notes Payable to Stockholders	250,000	250,000
Shares authorized for issuance under the Equity Incentive Plan	330,000	250,000
Stock options issued and outstanding	170,000	—

	878,438	508,438

5.  Commitment and Contingencies

The Company leased office and warehouse facilities under a month-to-month operating lease until December 2001. In December 2001, the Company entered into an operating lease agreement at a monthly rent of $3,135 for warehouse and administrative facilities. The lease expires in April 2003 and contains a three year renewal option which the Company is negotiating to extend. Total rent expense for the year ended September 30, 2002 and for the period from October 10, 2000 (inception) to September 30, 2001 totaled $41,348 and $18,763, respectively.

During September 2002, the Company entered into an operating lease agreement for a retail store facility for a term of ten years with two five-year renewal options. The annual rent is approximately $84,000 with annual increases of the greater of two percent or the Consumer Price Index increase.

Included in property and equipment at September 30, 2002 and 2001 is equipment totaling $206,671 recorded under a capital lease and accumulated depreciation of $65,446 and $24,533, respectively. Amortization expense associated with these assets is included in depreciation expense. This lease is personally guaranteed by the Company’s Chairman and Chief Executive Officer.

Future minimum lease payments required under capital and operating leases with noncancelable terms in excess of one year at September 30, 2002 are as follows:

	Capital	Operating
Year ended September 30:
2003	$54,264	$99,223
2004	54,264	85,976
2005	54,264	87,696
2006	22,612	89,449
2007	—	91,238
Thereafter	—	475,757

	185,404	$929,339

Less amount representing interest	32,127

Present value of net minimum lease payments	153,227
Less current portion	38,953

Noncurrent portion	$114,324

6.  Income Taxes

At September 30, 2002, the Company had federal and California net operating loss carryforwards of approximately $1,900,000 that will begin to expire in 2021 and 2011, respectively, unless previously utilized.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, use of these net operating loss carryforwards may be limited due to cumulative changes in the Company’s ownership of more than 50%. However, the Company does not believe such limitations will have a material impact on the utilization of these carryforwards.

Significant components of the Company’s net deferred tax assets are as follows. A valuation allowance of $920,000 and $506,000 at September 30, 2002 and 2001, respectively, has been recognized to offset the net deferred tax asset as realization of such assets is uncertain.

	September 30,
	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$779,000	$567,000
Other, net	141,000	(61,000)

Total deferred tax assets	920,000	506,000

Valuation allowance for net deferred tax assets	(920,000)	(506,000)

Net deferred tax assets	$—	$—

7.  Related Party Transactions

The Company’s Chairman and Chief Executive Officer has not received a salary for his services to date. In addition, in exchange for the use for promotional purposes of the Dickie Walker, a 50 year old wooden hulled vessel owned by this officer, the Company reimburses certain costs, including crew, fuel and maintenance. For the year ended September 30, 2002 and the period from October 10, 2000 (inception) to September 30, 2001, the Company paid approximately $24,400 and $34,000, respectively, in connection with this arrangement.

During the year ended September 30, 2002, and during the period from October 10, 2000 (inception) to September 30, 2001, the Company purchased products totaling approximately $43,000 and $6,000, respectively, from a business owned by a family member of the Company’s Chairman and Chief Executive Officer.

During the period from October 10, 2000 (inception) to September 30, 2001, the Company utilized the consulting services of a member of the Company’s Board of Directors. This director provided consulting services involving merchandising issues. The Company paid a total of $94,000 under this arrangement during this period.

In January 2002, the Chief Executive Officer loaned the Company a total of $95,000 for working capital evidenced by two unsecured promissory notes in the amounts of $50,000 and $45,000, both of which were repaid in March 2002. The notes accrued interest at 10% per annum.

8.  Quarterly Financial Information (Unaudited)

The following tables set forth summary quarterly financial information for year ended September 30, 2002 and the period from October 10, 2000 (inception) to September 30, 2001:

	Quarter Ended
	September 30, 2002	June 30, 2002	March 31, 2002	December 31, 2001
Net sales	$553,772	$1,029,058	$993,248	$330,760
Operating income (loss)	(779,907)	(133,839)	26,211	(247,200)
Net income (loss)	(781,460)	(147,181)	2,014	(268,578)
Net income (loss) per common share
Basic and diluted	$(0.21)	$(0.05)	$0.00	$(0.12)
Weighted average shares	3,680,000	2,948,791	2,300,000	2,300,000

	Quarter Ended			Period from October 10, 2000 (inception) to December 31, 2000
	September 30, 2001	June 30, 2001	March 31, 2001
Net sales	$253,043	$361,848	$—	$—
Operating loss	(259,954)	(233,464)	(332,754)	(64,457)
Net loss	(281,337)	(247,122)	(656,258)	(64,457)
Net loss per common share
Basic and diluted	$(0.12)	$(0.11)	$(0.34)	$(0.04)
Weighted average shares	2,300,000	2,182,005	1,920,938	1,725,000