Form 10QSB
period 2002-12-31
DICKIE WALKER MARINE INC
filed 2003-02-13
CIK 1138724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

The number of shares outstanding of the Registrant’s Common Stock as of December 31, 2002, was 3,680,000

DICKIE WALKER MARINE, INC.

i

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

DICKIE WALKER MARINE, INC.

BALANCE SHEETS

	December 31, 2002	September 30, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,661,297	$4,971,001
Accounts receivable, net	79,452	156,785
Inventories, net	772,085	727,304
Prepaid expenses and other current assets	265,821	215,932

Total current assets	4,778,655	6,071,022
Property and equipment, net	827,307	483,044
Deferred financing costs, net	19,301	21,447
Other assets	45,104	45,590

Total Assets	$5,670,367	$6,621,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$224,845	$175,211
Customer advances	297,451	725,336
Accrued interest on notes payable to stockholders	26,250	10,500
Accrued expenses	80,963	139,853
Current portion of capital lease obligation	40,110	38,953

Total current liabilities	669,619	1,089,853

Notes Payable to Stockholders	900,000	900,000
Capital Lease Obligation, less Current Portion	103,833	114,324

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock—$.001 par value, 2,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock—$.001 par value, 50,000,000 shares authorized: 3,680,000 shares issued and outstanding at December 31, 2002 and September 30, 2002	3,680	3,680
Warrant	6,075	6,075
Additional paid-in capital	6,951,550	6,951,550
Accumulated deficit	(2,964,390)	(2,444,379)

Total stockholders’ equity	3,996,915	4,516,926

Total Liabilities and Stockholders’ Equity	$5,670,367	$6,621,103

See accompanying notes.

DICKIE WALKER MARINE, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31,
	2002	2001
Net sales	$626,124	$330,760
Cost of sales	544,777	267,603

Gross profit	81,347	63,157
Selling, general and administrative expenses	596,933	310,417

Loss from operations	(515,586)	(247,260)
Other income (expense):
Interest expense	(22,128)	(22,317)
Interest income	17,703	1,999

Total other income (expense)	(4,425)	(21,318)

Net loss	$(520,011)	$(268,578)

Net loss per share: Basic and diluted	$(0.14)	$(0.12)

Weighted average shares outstanding:
Basic and diluted	3,680,000	2,300,000

See accompanying notes.

DICKIE WALKER MARINE, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended December 31,
	2002	2001
Operating Activities:
Net loss	$(520,011)	$(268,578)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	68,058	73,788
Inventory reserves	35,000	36,206
Amortization of deferred financing costs	2,146	2,324
Changes in operating assets and liabilities:
Accounts receivable	77,333	(129,137)
Inventories	(79,781)	4,708
Prepaid expenses and other assets	(49,889)	(170,401)
Accounts payable	49,634	227,612
Customer advances	(427,885)	—
Accrued interest on notes payable to stockholders	15,750	15,750
Accrued expenses	(58,890)	24,287

Net cash used in operating activities	(888,835)	(183,441)

Investing Activities:
Purchases of property and equipment	(411,804)	(80,225)
Other assets	(31)	(15,101)

Net cash used by investing activities	(411,835)	(95,326)

Financing Activities:
Payments on capital lease obligation	(9,334)	(8,342)

Net cash used in financing activities	(9,334)	(8,342)

Decrease in cash and cash equivalents	(1,309,704)	(287,109)
Cash and cash equivalents at beginning of period	4,971,001	364,729

Cash and cash equivalents at end of period	$3,661,297	$77,620

Supplemental disclosure of cash flow information:
Interest paid	$4,234	$20,993

See accompanying notes.

DICKIE WALKER MARINE, INC.

NOTES TO FINANCIAL STATEMENTS—Unaudited

1.	The Company—Dickie Walker Marine, Inc. (the “Company” or “Dickie Walker”) is a Delaware corporation that was incorporated in October 2000 in California under the name Montiel Marketing Group, Inc. The Company changed its name in February 2001 and filed for reincorporation in the State of Delaware in February 2002. The Company designs, markets and distributes nautically themed apparel, accessories and decorative items and operates in one segment.

2.	Basis of Presentation—The accompanying financial statements of Dickie Walker are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations for the year ended September 30, 2002, contained in the Company’s Form 10-KSB. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company experiences seasonal fluctuations in sales and income with a substantial portion of sales occurring in the second and third quarter of the fiscal year.

Certain reclassifications have been made to amounts included in the prior year’s financial statements to conform to the financial statement presentation for the three month period ended December 31, 2002.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and the accompanying notes and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

3.	Recent Accounting Pronouncements—In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for the Company’s fiscal year 2003. The Company does not expect SFAS No. 148 to have a material effect on its results of operations or financial condition.

4.	Allowance for Doubtful Accounts—The Company evaluates the collectibility of its trade receivables based on a combination of factors. The Company regularly analyzes its significant customer accounts, and, when the Company becomes aware of a specific customer’s inability to meet its financial obligations to it, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to the amount reasonably believed to be collectible. The Company also records reserves for bad debt for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be further adjusted or the related receivables could be written-off to the allowance as uncollectible.

5.	Inventories—Inventories consist of the following:

	December 31, 2002	September 30, 2002
	(unaudited)
Raw materials	$63,572	$34,863
Work-in-process	131,202	14,826
Finished goods	577,311	677,615

Total	$772,085	$727,304

6.	Loss Per Share—The Company calculates basic loss per share by dividing net loss by the weighted-average common shares outstanding during the period. Diluted loss per share reflects the potential dilution to basic loss per share that could occur upon the conversion or exercise of dilutive securities, options, warrants or other such items, to common shares using the treasury stock method based upon the weighted-average fair value of the Company’s common shares during the period. As the Company has incurred losses for the three month periods ended December 31, 2002 and 2001, the effects of the common shares issuable upon the exercise of the warrants, the conversion of the notes to stockholders, and the exercise of stock options are not included in the computation of net loss per share since their effect is anti-dilutive.

7.	Comprehensive Income—SFAS No. 130, Reporting Comprehensive Income, established standards for reporting and display of comprehensive income and its components. Net loss was the same as comprehensive loss for the periods presented.

8.	Significant Customer—Sales to West Marine, Inc. accounted for approximately 86% and 66%, respectively, of the Company’s net sales for the three month periods ended December 31, 2002 and 2001.

9.	Subsequent Events—On February 1, 2003, the Company renegotiated its lease agreement for its office and warehouse facilities to extend the lease for five years with a renewal option for an additional five years. The annual rent is approximately $49,000 with annual percentage increases equal to the Consumer Price Index increase. The new lease is effective upon the termination of the existing lease on April 30, 2003.

The Company amended its Strategic Alliance Agreement with West Marine Products, Inc. on January 13, 2003, to transfer title of that inventory for which West Marine has advanced payment to the Company. Prior to January 13, 2003, title passed upon the shipment of that inventory by the Company to West Marine retail stores. The amendment transfers title, but not risk of loss, upon payment for the inventory by West Marine. At December 31, 2002, approximately $244,000 of inventory paid for by West Marine was carried as inventory owned by the Company. In addition, the Company entered into a three-way agreement with West Marine and a bank wherein the bank is granted a first priority perfected security interest in the West Marine inventory subject to the Company’s claim for unpaid charges.

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

The following table sets forth, as a percentage of net sales, statements of operations data for the periods indicated.

	Three months ended December 31,
	2002	2001
Net sales	100%	100%
Cost of sales	87	81

Gross profit	13	19
Selling, general and administrative expenses	95	94

Loss from operations	(82)	(75)

Other expense—net	(1)	(6)

Net loss	(83)%	(81)%

Results of Operations

Three month period ended December 31, 2002 compared to the three month period ended December 31, 2001

Our sales for the three months ended December 31, 2002 increased by approximately 86% over the comparable period in 2001 due primarily to the expansion of sales of West Marine® private label branded products to their retail stores.

Our gross profit as a percentage of sales was approximately 13% and 19% for the three months ended December 31, 2002 and 2001, respectively. The decline is largely attributable to additional fixed staffing and other fixed cost of sales charges incurred to support the higher volume of sales that we anticipate in the second and third quarters of this fiscal year.

Selling, general and administrative expenses were approximately 95% and 94% of net sales for the three months ended December 31, 2002 and 2001, respectively and represents an increase in absolute dollars of approximately 92%. The absolute dollar increase for the quarter ended December 31, 2002 was primarily due to an increase in payroll and payroll related expenses as the Company increased staff to meet increased sales, and to develop a sales, marketing and design infrastructure.

Interest expenses were approximately $22,000 for each of the three month periods ended December 31, 2002 and 2001. These expenses represent interest in connection with the notes payable to stockholders, a capital lease obligation and the amortization of deferred financing costs.

Interest income was approximately $18,000 and $2,000 for the three months ended December 31, 2002 and 2001, respectively, The increase in 2002 resulted from the interest earned in a money market account which contained funds raised in our initial public offering.

As a result of the factors described above, we had net losses of approximately $520,000 and $269,000 for the three month periods ended December 31, 2002 and 2001, respectively.

Liquidity and Capital Resources

Since our inception, we have funded our operations and satisfied our capital expenditure requirements primarily with proceeds from sales of common stock to our founders, the private placement of our common stock and promissory notes in fiscal 2001, and our initial public offering in fiscal 2002. In the quarter ended June 30, 2002, we completed our initial public offering and received approximately $5,287,000 in cash, net of underwriting discounts, commissions, and other related expenses. Proceeds from these financing sources since inception and through December 31, 2002 totaled approximately $7,536,000 and capital equipment lease financing totaled approximately $207,000.

Net cash used in operating activities was approximately $889,000 and $183,000 for the three months ended December 31, 2002 and 2001, respectively. Net cash used in operating activities for the three months ended December 31, 2002, resulted primarily from the net loss for the period and a decrease in West Marine inventory advances. Cash used in operating activities for the three months ended December 31, 2001, resulted primarily from the net loss for the period and an increase in accounts receivable and prepaid initial public offering expenses, offset by an increase in accounts payable.

Included in the December 31, 2002 balance sheet is finished goods inventory totaling approximately $244,000 which has been paid for by West Marine. Accounts receivable from West Marine were not material. Advances received related to this inventory, which is waiting to be shipped to the West Marine’s retail store locations, totaled approximately $297,000.

Net cash used by investing activities totaled approximately $412,000 and $95,000 for the three months ended December 31, 2002 and 2001, respectively. The purchases of property and equipment for the three months ended December 31, 2002 related primarily to leasehold improvements and equipment for our retail store which opened in mid December.

At December 31, 2002, approximately $3,661,000 in cash and cash equivalents was available to fund operations. We believe that existing cash resources, together with the expected revenue from our future seasonal lines, will be sufficient to satisfy our cash requirements through fiscal 2003 and into fiscal 2004. Thereafter, if cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we will need to raise additional funds through the public or private sale of our equity or debt securities or from other sources. No assurance can be given that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. The timing and amount of our capital requirements will depend on a number of factors, including demand for our products, the need for merchandising and promotional programs and competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders will experience additional dilution. Such additional securities may have rights, preferences, or privileges senior to those of our common stockholders. There can be no assurance that the additional financing will be available on terms favorable to us, if at all. If adequate funds are not available, or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance products or otherwise respond to competitive pressures could be significantly limited. Our business, financial condition and results of operations may be harmed by such limitations.

Risks and Uncertainties

The following is a summary description of the many risks we face in our business. You should carefully review these risks and the other information described in this report in evaluating our business.

Dickie Walker has had limited operations and a history of losses that make our future operating results difficult to predict.

Our business began in October 2000. We have a limited operating history and you have limited historical information about us on which to base your investment decision. We face the risks and uncertainties of other early-stage companies. We have had losses from operations since our inception and may incur future losses from operations. At December 31, 2002, the accumulated deficit was approximately $2,964,000. Our limited operating history and history of losses make future operating results difficult to predict.

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

We have an agreement with West Marine under which we provide the apparel line for West Marine’s retail stores, catalogs, and Internet website. Sales to West Marine and to West Marine customers through catalog and website sales accounted for approximately 86% our sales for the current quarter and 87% of our sales in the year ended September 30, 2002. Our agreement with West Marine expires in December 2003. Should the agreement terminate prior to December 2003, or should the agreement not be renewed at that time, we may not have sufficient sales from other customers to achieve profitability.

It is difficult to predict the rate at which consumers will purchase our products from West Marine and other retailers, and if the rate is low, sales may be lower than anticipated.

We are unable currently to estimate the rate at which consumers will purchase our products from West Marine’s stores and other retailers, which we refer to as the rate of sell-through. The rate of sell-through of private label West Marine® and Dickie Walker™ brand apparel and accessories will depend on factors such as the placement of apparel and accessories in the stores, the types of customers who patronize the stores, the merchandising of our products, acceptance of our designs, and our and West Marine’s ability to build customer loyalty to our brands. We have the ability to affect the merchandising and display of our products, but many of the other factors are not in our control. If there were a low rate of sell-through of our products in West Marine or other retail outlets, retailers may reduce reorders of apparel or accessories or could reduce purchase commitments for the next season’s collection. Either of these events could decrease our sales.

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

We anticipate that we will experience seasonal fluctuation in our sales and income and that a substantial portion of our sales will occur in the second and third quarters of our fiscal year. It is in these quarters that our largest shipments take place. Sales in the first and fourth quarters will be lower as a result of seasonal fluctuations. As a result, our operating results may fall below market analysts’ and investors’ expectations in some quarters, which could lower the market price of our common stock.

Changes in import restrictions may increase our costs and may restrict our ability to import certain products.

Our import of nautical apparel and accessories are subject to constraints imposed by bilateral textile agreements between the United States and some of the countries in which we source our products, such as Thailand and China. These agreements impose quotas on the amount and type of goods that can be imported into the United States from these countries. These agreements also allow the United States to impose import limitations on categories of merchandise that are not subject to specified limits.

Our nautical apparel and accessories are also subject both to customs inspections, which could result in delays in delivery of our products, and to U.S. customs duties. The United States and the countries in which our products are manufactured may, from time to time, impose or increase quotas, duties, tariffs or other restrictions, or adversely adjust prevailing quota, duty or tariff levels. Changes in customs duties or a decrease in quotas could increase our costs and reduce our gross margins thereby decreasing our profitability.

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

Dickie Walker does not pay dividends on its common stock and investors will have to rely on increases in its share price to obtain a return on their investment.

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

Shares of our common stock and preferred stock that have not yet been issued or reserved for specific purposes may be issued without any action or approval of our stockholders, unless such approval is required by the rules of the SEC or Nasdaq. Issuance of shares of preferred stock may discourage, delay or prevent a change in control even if a change in control would be beneficial to our stockholders. We have adopted a stockholder rights plan which provides for the issuance of shares as a method of discouraging, delaying or preventing a change in control. The issuance of additional shares would make it more difficult for a third party to acquire us, even if its doing so would be beneficial to our stockholders.

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

Item 3.    Controls and Procedures

The Company has established and currently maintains disclosure controls and other procedures designed to ensure that material information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission. In conjunction with the close of each fiscal quarter, the Company conducts a review and evaluation of the effectiveness of the Company’s disclosure controls and procedures. It is the opinion of the Company’s Chief Executive Officer and President, based upon an evaluation completed within 90 days prior to the filing of this report, that the Company’s disclosure controls and procedures are effective and ensure that any material information relating to the Company is recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

PART II—OTHER INFORMATION

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

At December 31, 2002, we had expended approximately $1,626,000 of the net offering proceeds for tenant improvements for the retail store and for other working capital purposes. We have invested the net proceeds of the public offering in short-term money market and money market equivalent securities. We intend to continue to use the balance of the net proceeds for capital expenditures and for other general corporate purposes, including the addition of sales personnel, the expansion of marketing and promotional programs, and the setup of retail stores. The amounts and timing of these expenditures will vary significantly depending on a number of factors, including our future revenue growth, if any, and the amount of cash generated by our operations. As a result, we retain broad discretion over the allocation of the net proceeds of the offering. Pending these uses, we will continue to invest the net proceeds of the offering in short-term money market and money market equivalent securities. We cannot predict whether the proceeds so invested will yield a favorable return. We also may use a portion of the net proceeds for the acquisition of businesses and products. We have no current agreements or commitments for acquisitions of any businesses or products.

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit No.	Description
99.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended December 31, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 13, 2003

DICKIE WALKER MARINE, Inc. (Registrant)

By:	/s/ JULIA B. KNUDSEN
(Julia B. Knudsen) President, Chief Operating Officer, Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

I, Gerald W. Montiel, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of Dickie Walker Marine, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods represented by this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the registrant, particularly during the period in which this quarterly report is being prepared;

(b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2002

By:	/s/ GERALD W. MONTIEL
Chairman and Chief Executive Officer

CERTIFICATION

I, Julia B. Knudsen, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of Dickie Walker Marine, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods represented by this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the registrant, particularly during the period in which this quarterly report is being prepared;

(b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2002

By:	/s/ JULIA B. KNUDSEN
Julia B. Knudsen, President and Chief Financial Officer