Form 10QSB
period 2003-06-30
DICKIE WALKER MARINE INC
filed 2003-07-31
CIK 1138724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal quarter ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                      to

Commission File Number: 000-1138724

DICKIE WALKER MARINE, INC.

(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0931599 (I.R.S. Employer Identification No.)

1405 South Coast Highway Oceanside, CA (Address of principal executive offices)	92054 (Zip Code)

Registrant’s telephone number, including area code: (760) 450-0360

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

The number of shares outstanding of the Registrant’s Common Stock as of June 30, 2003, was 3,680,000

DICKIE WALKER MARINE, INC.

i

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements

Dickie Walker Marine, Inc.

Balance Sheets

	June 30, 2003	September 30, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,096,673	$4,971,001
Accounts receivable, net	237,733	156,785
Inventories, net	760,867	727,304
Prepaid expenses and other current assets	364,862	215,932

Total current assets	4,460,135	6,071,022
Property and equipment, net	1,044,390	483,044
Deferred financing costs, net	15,013	21,447
Other assets	61,863	45,590

Total Assets	$5,581,401	$6,621,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$311,307	$175,211
Accrued expenses	78,222	139,853
Deferred revenue	506,724	—
Customer advances	—	725,336
Accrued interest on notes payable to stockholders	26,250	10,500
Current portion of capital lease obligation	42,374	38,953

Total current liabilities	964,877	1,089,853
Notes Payable to Stockholders	900,000	900,000
Capital Lease Obligation, less Current Portion	82,101	114,324
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock—$.001 par value, 2,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock—$.001 par value, 50,000,000 shares authorized: 3,680,000 shares issued and outstanding at June 30, 2003 and September 30, 2002	3,680	3,680
Warrant	6,075	6,075
Additional paid-in capital	6,951,550	6,951,550
Accumulated deficit	(3,326,882)	(2,444,379)

Total stockholders’ equity	3,634,423	4,516,926

Total Liabilities and Stockholders’ Equity	$5,581,401	$6,621,103

See accompanying notes.

Dickie Walker Marine, Inc.

Statements of Operations

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2003	2002	2003	2002
Net sales	$1,360,581	$1,029,058	$3,808,424	$2,353,066
Cost of sales	971,909	800,583	2,736,378	1,721,879

Gross profit	388,672	228,475	1,072,046	631,187
Selling, general and administrative expenses	593,468	362,314	1,895,307	986,075

Loss from operations	(204,796)	(133,839)	(823,261)	(354,888)
Other income (expense):
Interest expense	(21,589)	(22,637)	(65,839)	(70,564)
Interest income	6,760	9,295	31,667	11,707
Other expense	(9,560)	—	(25,070)	—

Total other income (expense)	(24,389)	(13,342)	(59,242)	(58,857)

Net Loss	$(229,185)	$(147,181)	$(882,503)	$(413,745)

Net loss per share: basic and diluted	$(0.06)	$(0.05)	$(0.24)	$(0.16)

Weighted average shares outstanding:
Basic and diluted	3,680,000	2,948,791	3,680,000	2,516,264

See accompanying notes.

Dickie Walker Marine, Inc.

Statements of Cash Flows

(Unaudited)

	Nine months ended June 30,
	2003	2002
Operating Activities:
Net loss	$(882,503)	$(413,745)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	237,483	219,689
Inventory reserves	35,000	(23,794)
Allowance for doubtful accounts	(20,000)	—
Amortization of deferred financing costs	6,434	6,613
Changes in operating assets and liabilities:
Accounts receivable	(60,948)	(178,803)
Inventories	(68,563)	(3,057)
Prepaid expenses and other current assets	(148,930)	(185,870)
Accounts payable	136,096	177,072
Accrued expenses	(61,631)	49,068
Customer advances	(725,336)	405,878
Deferred revenue	506,724	—
Accrued interest on notes payable to stockholders	15,750	14,836

Net cash (used in) provided by operating activities	(1,030,424)	67,887

Investing Activities:
Purchases of property and equipment	(798,829)	(213,772)
Other assets	(16,273)	(13,479)

Net cash used by investing activities	(815,102)	(227,251)

Financing Activities:
Issuance of common shares, net	—	5,287,044
Proceeds from short term borrowings from officer	—	95,000
Repayment of short term borrowings from officer	—	(95,000)
Payments on capital lease obligation	(28,802)	(25,742)

Net cash (used in) provided by financing activities	(28,802)	5,261,302

Increase (decrease) in cash and cash equivalents	(1,874,328)	5,101,938
Cash and cash equivalents at beginning of period	4,971,001	364,729

Cash and cash equivalents at end of period	$3,096,673	$5,466,667

Supplemental disclosure of cash flow information:
Interest paid	$43,356	$49,114

See accompanying notes.

Dickie Walker Marine, Inc.

Notes to Financial Statements – Unaudited

1.	The Company – Dickie Walker Marine, Inc. (the “Company” or “Dickie Walker”) is a Delaware corporation that was incorporated in October 2000 in California under the name Montiel Marketing Group, Inc. The Company changed its name in February 2001 and reincorporated in the State of Delaware in February 2002. The Company designs, markets and distributes nautically themed apparel, accessories and decorative items and operates in one segment.

2.	Basis of Presentation – The accompanying financial statements of Dickie Walker are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations for the year ended September 30, 2002, contained in the Company’s Form 10-KSB. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company experiences seasonal fluctuations in sales and income with a substantial portion of sales occurring in the second and third quarter of the fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and the accompanying notes and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

3.	Recent Accounting Pronouncements – In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (‘SFAS”) No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and disclosure requirements of SFAS No. 148 are effective for financial reports containing financial statements for periods beginning after December 31, 2002. The Company has chosen not to adopt the voluntary change for the fair value method of accounting for employee stock-based compensation. If the Company should choose to adopt such a method, its implementation pursuant to SFAS No. 148 could have a material effect on the Company’s financial position and results of operations.

4.	Employee Stock-Based Compensation – SFAS No. 123, “Accounting for Stock-Based Compensation” establishes the use of the fair value method of accounting for employee stock-based compensation arrangements, under which expense is recognized over the vesting period and is determined based on the fair value of all stock-based awards on the date of grant. SFAS No. 123 also allows companies to apply the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and provide pro forma net income and pro forma income per share disclosures for employee stock option grants. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the dates of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, a risk-free interest rate ranging from 3%-5%, volatility of 112% and an expected life of five years.

Had compensation expense been determined on the basis of fair value pursuant to SFAS No. 123, pro forma net loss for the three and nine month periods ended June 30, 2003 would have been $279,672 and $1,027,263 respectively, and pro forma net loss per share for those periods would have been $0.08 and $0.28, respectively. Pro forma Net loss and pro forma net loss per share for the three and nine month periods ended June 30, 2002 would not have been materially different from reported amounts.

5.	Allowance for Doubtful Accounts – The Company evaluates the collectibility of its trade receivables based on a combination of factors. The Company regularly analyzes its significant customer accounts, and, when the Company becomes aware of a specific customer’s inability to meet its financial obligations to it, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to the amount reasonably believed to be collectible. The Company also records reserves for bad debt for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be further adjusted or the related receivables could be written-off to the allowance as uncollectible.

6.	Inventories – Inventories consist of the following:

	June 30, 2003	September 30, 2002
	(unaudited)
Raw materials	$51,202	$34,863
Work-in-process	19,162	14,826
Finished goods	690,503	677,615

Total	$760,867	$727,304

In January 2003 the Company amended its Strategic Alliance Agreement with West Marine Products, Inc. (“West Marine”) to transfer title of inventory for which West Marine made advance payments to the Company. Prior to January 2003, title passed upon the shipment of inventory by the Company to West Marine retail stores. The amendment transfers title, but not risk of loss, upon payment for the inventory by West Marine. At September 30, 2002, approximately $407,000 of inventory paid for by West Marine was carried as finished goods inventory owned by the Company. In addition, the Company entered into a three-way agreement with West Marine and a bank wherein the bank is granted a first priority perfected security interest in the West Marine inventory subject to the Company’s claim for unpaid charges. The Company continues to defer recognition of revenue until risk of loss has passed to the customer. Therefore advance payments less related cost of sales are classified as deferred revenue at June 30, 2003.

7.	Comprehensive Income – SFAS No. 130, “Reporting Comprehensive Income” established standards for reporting and display of comprehensive income and its components. Net loss was the same as comprehensive loss for the periods presented.

8.	Significant Customer – Sales to West Marine accounted for approximately 81% and 85%, respectively, of the Company’s net sales for the three and nine month periods ended June 30, 2003, as compared to approximately 84% and 86%, respectively, of the Company’s net sales for the three and nine month periods ended June 30, 2002.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following table sets forth, as a percentage of net sales, statements of operations data for the periods indicated.

	Three months ended June 30,		Nine months ended June 30,
	2003	2002	2003	2002
Net sales	100%	100%	100%	100%
Cost of sales	71	78	72	73

Gross profit	29	22	28	27
Selling, general and administrative expenses	44	35	50	42

Loss from operations	(15)	(13)	(22)	(15)

Other expense – net	(2)	(1)	(1)	(3)

Net loss	(17)%	(14)%	(23)%	(18)%

Results of Operations

Three and nine month periods ended June 30, 2003 compared to the three and nine month periods ended June 30, 2002

Our sales for the three and nine months ended June 30, 2003 increased by approximately 32% and 62%, respectively, over the comparable periods in fiscal 2002 due primarily to the increase in sales of West Marine® private label branded products. In addition, both wholesale and retail sales of Dickie Walker brand products contributed to the increase in fiscal 2003 sales over the comparable fiscal 2002 periods.

Our gross profit as a percentage of sales was approximately 29% and 28%, respectively, for the three and nine months ended June 30, 2003 as compared to 22% and 27% for the comparable 2002 periods. The gross profit percentage improvements over the comparable 2002 periods was due primarily to the close-out of prior season apparel at prices below related costs in the three and nine months ended June 30, 2002.

Selling, general and administrative expenses were approximately 44% and 50% of net sales, respectively, for the three and nine months ended June 30, 2003 as compared to 35% and 42% for the comparable 2002 periods and represent an increase in absolute dollars of approximately 64% and 92%, respectively. The absolute dollar increase for the three and nine months ended June 30, 2003 was primarily due to an increase in payroll and payroll related expenses as the Company increased staff to meet increased sales, and to develop a sales, marketing and design infrastructure. Expenses related to the Company’s retail store, expenses associated with operating as a publicly-traded company, and trade show and other merchandising costs also contributed to the period over period increases.

Interest expense remained relatively unchanged between comparable periods. These expenses represent interest on the notes payable to stockholders, a capital lease obligation and the amortization of deferred financing costs.

Interest income reflects earnings on a money market account containing unused funds and has increased as a result of the funds raised in our initial public offering.

As a result of the factors described above, we had a net loss of approximately $229,000 and $883,000 for the three and nine month periods ended June 30, 2003, respectively, as compared to a net loss of approximately $147,000 and $414,000 for the three and nine months ended June 30, 2002, respectively.

Liquidity and Capital Resources

Since our inception, we have funded our operations and satisfied our capital expenditure requirements primarily with proceeds from sales of common stock to our founders, the private placement of our common stock and promissory notes in fiscal 2001, and our initial public offering in fiscal 2002. In the quarter ended June 30, 2002, we completed our initial public offering and received approximately $5,287,000 in cash, net of underwriting discounts, commissions, and other related expenses. Proceeds from these financing sources since inception and through June 30, 2003 totaled approximately $7,536,000 and capital equipment lease financing totaled approximately $207,000.

Net cash used in operating activities of approximately $1,030,000 for the nine months ended June 30, 2003, resulted primarily from the loss for the period, net of depreciation and amortization, an increase in prepaid expenses and a net decrease in advances from West Marine. The $68,000 of cash provided by operating activities for the nine months ended June 30, 2002, resulted primarily from an increase in advances from West Marine and an increase in accounts payable and accrued expenses offsetting the net loss for the period and the increases in prepaid expenses (primarily expenses related to the Company’s initial public offering) and accounts receivable.

Included in accounts receivable at June 30, 2003 is approximately $105,000 due from West Marine for inventory purchased on its behalf. The Company has recorded deferred revenue totaling approximately $507,000 related to West Marine products awaiting shipment to West Marine’s retail stores.

Net cash used by investing activities, primarily capital expenditures, totaled approximately $815,000 and $227,000 for the nine months ended June 30, 2003 and 2002, respectively. The expenditures for the nine months ended June 30, 2003 related primarily to leasehold improvements and equipment for our retail store and leasehold improvements to our headquarters facility.

Net cash provided by financing activities for the nine months ended June 30, 2002 totaled approximately $5,261,000, consisting primarily of the net proceeds from our initial public offering in May.

At June 30, 2003, approximately $3,097,000 in cash and cash equivalents was available to fund operations. We believe that existing cash resources, together with the expected revenue from our future seasonal lines and other retail products, will be sufficient to satisfy our cash requirements for the next 12 to 15 months. Thereafter, if cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we will need to raise additional funds through the public or private sale of our equity or debt securities or from other sources. No assurance can be given that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. The timing and amount of our capital requirements will depend on a number of factors, including demand for our products, the need for merchandising and promotional programs and competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders will experience additional dilution. Such additional securities may have rights, preferences, or privileges senior to those of our common stockholders. There can be no assurance that the additional financing will be available on terms favorable to us, if at all. If adequate funds are not available, or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance products or otherwise respond to competitive pressures could be significantly limited. Our business, financial condition and results of operations may be harmed by such limitations.

Risks and Uncertainties

The following is a summary description of the many risks we face in our business. You should carefully review these risks and the other information described in this report in evaluating our business.

Dickie Walker has had limited operations and a history of losses that make our future operating results difficult to predict.

Our business began in October 2000. We have a limited operating history and you have limited historical information about us on which to base your investment decision. We face the risks and uncertainties of other early-stage companies. We have had losses from operations since our inception and may incur future losses from operations. At June 30, 2003, the accumulated deficit was approximately $3,327,000. Our limited operating history and history of losses make future operating results difficult to predict.

Dickie Walker may need additional financing and we may not be able to obtain it.

If cash generated from operations and the proceeds of our initial public offering are insufficient to satisfy our working capital and capital expenditure requirements during the next 12 to 15 months, we will need to raise additional funds through the public or private sale of our equity or debt securities. The timing and amount of our capital requirements will depend on a number of factors, including demand for our products, the need for merchandising and promotional programs and competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our then-existing stockholders will be reduced. We cannot assure you that additional financing will be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance products or otherwise respond to competitive pressures could be significantly limited. Our business, financial condition and results of operations may be harmed by such limitations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Dickie Walker relies on West Marine for the vast majority of our business and the loss of West Marine as a customer could decrease sales and impede our ability to attain profitability.

We have an agreement with West Marine under which we will provide the apparel line for West Marine’s retail stores, catalogs, and Internet website. Sales to West Marine and to West Marine customers through catalog and website sales accounted for approximately 81% and 85% of our sales for the three and nine month periods ended June 30, 2003, respectively, and 87% of our sales in the year ended September 30, 2002. Our agreement with West Marine expires in December 2003. Should the agreement terminate prior to December 2003, or should the agreement not be renewed at that time, we may not have sufficient sales from other customers to achieve profitability.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock by our stockholders in the market and after our stockholders’ lockup agreements have expired. These factors could make it more difficult for us to raise funds through future offerings of our equity securities. We currently have 3,680,000 shares of common stock. Of such shares, 1,380,000 shares are freely tradable without restriction or further registration under the Securities Act. All of the remaining outstanding shares are “restricted securities,” as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended, and may only be sold pursuant to a registration statement under the Securities Act or an applicable exemption from the registration requirements of the Securities Act, including Rule 144 thereunder. Our executive officers, directors and stockholders who acquired our common stock prior to our initial public offering in May 2002 agreed not to offer, sell, or otherwise dispose of their shares until May 15, 2003 without the prior written consent of the representative of the underwriters. These lockup agreements have now expired. Our Chief Executive Officer, Gerald W. Montiel, and Montiel Family LLC, agreed to similar restrictions until May 15, 2004.

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

We have established and currently maintain disclosure controls and other procedures designed to ensure that material information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission, and that such information is recorded, processed, summarized and reported to our principal officers, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that any control or procedure, no matter how well designed and functioning, can provide only reasonable, but not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Additionally, the design of any system of controls is partially based upon certain assumptions of the likelihood of future events, and there can be no assurance that any design will achieve its stated goals under all potential future conditions. Over time, controls may become inadequate because of changing conditions, or the degree of compliance with policies and procedures may deteriorate. Consequently, because of the inherent limitations of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of the end of the period covered by this Quarterly Report on Form 10-QSB, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2003.

PART II – OTHER INFORMATION

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

At June 30, 2003, we had expended approximately $2,190,000 of the net offering proceeds for tenant improvements for the retail store and our headquarters facility and for other working capital purposes. We have invested the net proceeds of the public offering in short-term money market and money market equivalent securities. We intend to continue to use the balance of the net proceeds for capital expenditures and for other general corporate purposes, including the addition of sales personnel, the expansion of marketing and promotional programs, and the setup of retail stores. The amounts and timing of these expenditures will vary significantly depending on a number of factors, including our future revenue growth, if any, and the amount of cash generated by our operations. As a result, we retain broad discretion over the allocation of the net proceeds of the offering. Pending these uses, we will continue to invest the net proceeds of the offering in short-term money market and money market equivalent securities. We cannot predict whether the proceeds so invested will yield a favorable return. We also may use a portion of the net proceeds for the acquisition of businesses and products. We have no current agreements or commitments for acquisitions of any businesses or products.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s 2003 Annual Meeting of Stockholders was held on April 3, 2003, in Oceanside, California, for the following purposes:

1.	The following six directors were elected to serve a one-year term that will expire at the Company’s 2004 Annual Meeting of Stockholders:

	For	Against	Withheld
Gerald W. Montiel	3,039,019	169,350	2,200
W. Brent Robinson	3,039,019	169,350	2,200
Norman Lefkovits, Jr.	3,039,019	169,350	2,200
Brian F. Kaminer	3,208,369	—	2,200
Julia B. Knudsen	3,039,019	169,350	2,200
James R. Smith	3,039,019	169,350	2,200

2.	The stockholders ratified the appointment of Ernst & Young, LLP as the Company’s independent public accountants for the fiscal year ending September 30, 2003. The total number of votes cast for and against was 3,039,019 and 169,350, respectively, with 2,200 abstentions.

There were no broker non-votes for any of the matters voted upon at the Annual Meeting.

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

(b)	Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended June 30, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 31, 2003

DICKIE WALKER MARINE, INC. (Registrant)

By:	/s/ TODD W. SCHMIDT
(Todd W. Schmidt) Chief Financial Officer (Principal Financial and Accounting Officer)