Form 10KSB
period 2003-09-30
DICKIE WALKER MARINE INC
filed 2003-12-17
CIK 1138724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

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

Common Stock, $.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Registrant’s revenues for the fiscal year ended September 30, 2003 were $4,501,805.

At November 28, 2003, 3,680,000 common shares (registrant’s only class of voting stock) were outstanding. The aggregate market value of the 2,094,000 common shares of the registrant held by nonaffiliates on that date (based upon the closing price on the Nasdaq system) was $5,025,600.

Documents Incorporated by Reference

Certain portions of the registrant’s Proxy Statement relating to the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I.

Item 1.	Description of Business

Overview

Dickie Walker Marine, Inc., a Delaware corporation originally incorporated in California in October 2000, designs, sources and has manufactured, markets and distributes authentic lines of nautically inspired apparel, gifts and decorative items. Our products are designed to appeal to consumers who enjoy coastal living, boating, or being around the water. The Dickie Walker™ brand consists of nautically inspired apparel and nautically inspired decorative and functional accessory items for the home, office and boat. Our unique apparel line features quality fabrics and comfortable silhouettes for the 30 to 60 year-old, upper middle- class consumer.

The Dickie Walker brand of apparel and accessories is distributed through specialty retailers and coastal stores. We opened a retail store in December 2002 in La Jolla, California, and have signed a letter of intent for lease space to open a second store in Long Beach, California in fiscal year 2004. These stores will emphasize coastal and marine inspired lifestyle merchandise.

We also private label West Marine® branded apparel and accessories for West Marine Products, Inc., referred to as West Marine. A major focus of our company is to assist West Marine in the promotion, merchandising and order fulfillment of these products.

Industry and the Market

Water-related activities are very popular in the United States. Much of the U.S. population lives in close proximity to an ocean, lake, river or body of water capable of supporting recreational boating. According to the National Marine Manufacturer’s Association, nearly 72 million people participated in recreational boating during the year 2002. We believe that the U.S. population’s close proximity to water coupled with its interest in boating provides us with an opportunity to develop a successful nautical brand.

There are several large chains of retail marine supply stores in the United States that include apparel in their product mix. One of the largest of these, West Marine Products, Inc., has over 300 stores nationwide and sells marine hardware, boating supplies, and to a lesser degree, apparel. The other major marine supply store chain is Boater’s World. There are also many small regional chain stores and local independent marine stores throughout the United States. Most of these stores emphasize hardware and compete on price. We believe there are no significant retailers currently focusing on coastal living apparel and accessories in the United States. While numerous companies provide apparel for resorts, coastal stores and marine supply stores, we believe they do not design their apparel and accessories to appeal to consumers who aspire to the coastal lifestyle.

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

The Dickie Walker line of gift and decorative items are nautically inspired pieces for the home, office or boat. Targeting the same consumer as our apparel line, these items appeal to middle-class and more affluent consumers in the 30 to 60 year-old range who enjoy and identify with the coastal lifestyle.

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

We believe that the Dickie Walker brand and the West Marine private label brand will not compete with each other. The West Marine brand of men’s apparel is designed specifically for boaters and is sold in West Marine stores and catalogs. Dickie Walker brand apparel is designed as a lifestyle brand, with different fabrics and silhouettes, and higher price points than the West Marine brand. Dickie Walker apparel is marketed to distribution channels other than marine retailers.

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

Use of offshore manufacturers enables us to secure better pricing on volume goods than that offered by many domestic manufacturers. Domestic manufacturing typically costs more than offshore manufacturing. We use domestic manufacturing for quick-turn items and specialty items not available from offshore suppliers. We estimate currently that offshore manufacturers supply approximately 65% of our products and 35% are supplied by domestic manufacturers. Our orders are placed and delivered through written orders with both our overseas and domestic suppliers.

Marketing and Sales

Marketing and sales of our products is accomplished using these channels of distribution:

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

Historically, West Marine’s apparel department had been comprised of numerous general sportswear brands with no dominant brand or consistent merchandising theme. Our goal has been to increase West Marine’s apparel sales by creating an authentic boating sportswear line for the West Marine brand. In December 2001, we entered into a two-year agreement with West Marine to provide substantially all of the design, sourcing, manufacturing and distribution for West Marine’s private label apparel line, excluding shoes and foul weather gear, for the 220 West Marine stores that carry apparel. In addition to apparel, Dickie Walker brand galley items are sold in the West Marine stores. Our performance under the agreement with West Marine is measured on sales increases, store gross margins and the rate of inventory turn. West Marine may terminate the agreement if we do not perform adequately. This agreement has been extended until December 2004.

We have assisted West Marine with its goals of increasing sales, gross margins, and inventory turns by focusing on products and styles that are more precisely aimed at West Marine’s core customer, the boater. We believe that our choice of appropriate styles, fabrics, quality and embellishments is helping to establish the West Marine apparel line as an authentic boater’s line. West Marine accounted for approximately 82%, 87% and 95% of our sales for fiscal 2003, 2002 and 2001, respectively.

Sale of Dickie Walker brand products through wholesale channels

One of our primary goals is to build the Dickie Walker lifestyle brand of apparel, gifts and accessories that will be sold to specialty retailers, resorts, upper-end sporting goods, and gift stores. Pricing is in the moderate to upper range, which we believe reflects the quality of our products and our target market. We use a network of independent sales representatives to market the Dickie Walker brand products to these retail stores, and we pay our independent sales representatives a commission on shipped and collected invoices after a sale. We enter into written agreements with our independent sales representatives, which contain 30-day cancellation provisions for either party. To date, we have nine sales representatives. We intend to increase that number in the upcoming year.

Dickie Walker Retail Stores

We opened our first retail store in La Jolla, California in December 2002 as a brand building and profit initiative. We have signed a letter of intent for lease space to open a second store in Long Beach, California in fiscal year 2004. The length of time it will take to open stores depends upon several factors, including how quickly we can identify and lease suitable retail space. We believe that a strong merchandising presentation of apparel and lifestyle items, store fixtures, and nautical point-of-sale decor and materials in a complete coastal living shopping environment will appeal to consumers as a unique destination store. Depending upon performance of the initial two stores, we may open additional stores.

Website

We market the Dickie Walker product line on our Internet website at www.dickiewalker.com. We also provide custom embroidery for West Marine branded apparel and market the West Marine brand on our Internet website.

Brand Image

The Dickie Walker yacht is a 63-foot Nova Scotia trawler. This 52 year-old classic wooden hulled motor yacht inspired the Dickie Walker brand. We believe its image appeals to those who enjoy the coastal lifestyle because of the vessel’s looks, classic design, originality, woodwork and overall charm. We use the vessel’s image and name on our labels, catalogs, packaging, hang tags, posters, website and point of sale displays to create a foundation of authenticity and originality for the Dickie Walker brand. The vessel is owned by Gerald W. Montiel, our Chief Executive Officer, a director and a principal stockholder.

Mr. Montiel has granted us the exclusive and unlimited right to use the name, image and likeness of the Dickie Walker vessel in connection with our business. This right was granted under a 99-year license, which is binding on all subsequent owners of the vessel.

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

Merchandising and Display

Dickie Walker’s philosophy is to have an integrated merchandising presentation, which communicates a strong visual impact and brand message. We are working to achieve this through the use of coordinated point-of-sale materials, packaging, marketing initiatives, and fixtures.

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

Operations

Our management team has extensive experience with customer service, distribution, embroidery operations, finance, and information technology. Dickie Walker employs its own warehouse staff to embroider and distribute our products from our Oceanside, California warehouse and headquarters. All of our products are distributed from this facility, which we expect will accommodate our needs for the next several years.

Dickie Walker currently holds capital leases on four embroidery machines, which are located in our Oceanside, California warehouse. We believe that utilizing our own machines gives us a competitive advantage for providing custom embroidery services to our customers.

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

Our imported products are subject to United States customs duties. The United States and the countries in which our products are manufactured may impose quotas, duties, tariffs or other restrictions that could adversely affect our business.

Our vendors and suppliers are subject to applicable laws and regulations, including labor laws and laws regulating the minimum age for workers. In the United States, our vendors and suppliers must comply with the federal Fair Labor Standards Act, which establishes the minimum age for workers, including those in the garment industry. If they do not comply, and we receive shipments from them, we can be deemed to be in violation of the Fair Labor Standards Act. Some states, such as California, also have their own child labor laws with which we must comply.

Trademarks

We have applied for federal trademark registration of our logo which consists of a drawing of the Dickie Walker vessel and the words “Dickie Walker Built 1951 Authentic Marine.” We currently have 8 applications for this trademark pending in the U.S. Patent and Trademark Office covering a variety of goods, as well as 6 other applications for other items. We own the domain name for our Internet website, www.dickiewalker.com. We have registered numerous copyrights on our designs with the U.S. Copyright Office and will likely register some proprietary designs in the future. We anticipate that we will continue to apply for copyright protection for our graphics on a seasonal basis as the related artwork is developed. West Marine® is a registered trademark of West Marine Products, Inc.

Employees

At September 30, 2003, we had 29 employees, 26 of whom were full-time. None of our employees are represented by a labor union or under collective bargaining agreements. We believe our relations with our employees to be good.

Item 2.	Description of Properties

We currently lease a facility located in Oceanside, California, which consists of approximately 21,000 square feet of office and warehouse space at a monthly rent of $4,100 with annual escalation adjustments. The facility houses our administrative and design offices and also serves as our warehousing and distribution center. We lease the facility under a lease that expires on April 30, 2008 with an option to renew for five years. We also lease a retail store of approximately 2,000 square feet in La Jolla, California at a monthly rent of approximately $7,200 with annual escalation adjustments. The term of the lease is ten years with two five-year renewal options.

Item 3.	Legal Proceedings

We are not involved in any litigation.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2003.

PART II.

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock trades on The Nasdaq SmallCap Market under the symbol “DWMA.” The following table sets forth, for the periods indicated, the high and low bid prices per share of the common stock as reported on The Nasdaq SmallCap Market.

	High	Low
For the year ended September 30, 2002
Third Quarter	$5.50	$5.25
Fourth Quarter	$5.45	$1.55

For the year ended September 30, 2003
First Quarter	$3.58	$1.00
Second Quarter	$2.20	$0.96
Third Quarter	$2.25	$1.04
Fourth Quarter	$3.26	$1.68

Our present policy is to retain earnings, if any, to finance future growth. Although we are not restricted from paying cash dividends, we have not paid cash dividends to date and do not anticipate doing so in the future. At November 28, 2003, there were approximately 58 stockholders of record and the closing price per share of our common stock was $2.40. We believe there are more beneficial owners of our common stock, the number of which is unknown.

The following table reflects information about our Equity Incentive Plan, which is our only equity compensation plan:

	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plan approved by security holders	331,500	$3.71	168,500
Equity compensation plans not approved by security holders	—	—	—

Total	331,500	$3.71	168,500

Our initial public offering of common stock was effected through a Registration Statement on Form SB-2 (File No. 333-82532) that was declared effective by the Securities and Exchange Commission on May 15, 2002.

As of September 30, 2003 we had expended approximately $2,599,000 of the net offering proceeds for the following purposes: tenant improvements for our retail store and our headquarters facility - $680,000; purchase of furniture, fixtures, equipment and software - $167,000; increase in accounts receivable - $129,000; product development, including design expense - $476,000; marketing and promotional programs, sales staff and customer service - $969,000; and the balance for other working capital purposes.

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

The following table sets forth, as a percentage of net sales, statements of operations data for the periods indicated.

	Year ended September 30,		Period from October 10, 2000 (inception) to September 30, 2001
	2003	2002
Net sales	100%	100%	100%
Cost of sales	76	80	87

Gross profit	24	20	13
Selling, general and administrative expenses	60	59	158

Loss from operations	(36)	(39)	(145)

Other expense - net	(2)	(2)	(58)

Net loss	(38)%	(41)%	(203)%

Results of Operations

Year ended September 30, 2003 compared to the year ended September 30, 2002

Our sales for the year ended September 30, 2003 increased by approximately 55% over the prior year. The increase in fiscal 2003 sales was due to the increase in sales to West Marine, the opening of our first retail store, and the expansion of our wholesale business. For the year ended September 30, 2003, approximately 82% of our sales were made to West Marine as compared to 87% in fiscal 2002.

Our gross profit as a percentage of sales was 24% for the year ended September 30, 2003, compared to 20% for the year ended September 30, 2002. The improvement is largely attributable to the higher profit realized on the sale of Dickie Walker brand products.

Selling, general and administrative expenses were 60% of net sales for the year ended September 30, 2003, as compared to 59% for the prior fiscal year, and represent an increase in absolute dollars of 57%. The absolute dollar increase for the year ended September 30, 2003 was primarily due to an increase in payroll and payroll related expenses as the Company increased staff to meet increased sales and develop a sales, marketing and design infrastructure. Additionally, operating costs for our first retail store, expenses associated with operating as a publicly-traded company, trade show and catalog expenses and sales commissions contributed to the increase.

We incurred interest expense for the year ended September 30, 2003 totaling approximately $87,000, down from $93,000 in the prior fiscal year. This expense represents interest on notes due to stockholders, a capital lease obligation and the amortization of deferred financing costs.

Interest income of approximately $37,500 for the year ended September 30, 2003 was up from $32,500 in the prior fiscal year and resulted from the money market account interest earned on the funds raised in our initial public offering.

Other expense for the year ended September 30, 2003 was primarily property and state franchise taxes.

As a result of the factors described above, we had a net loss of approximately $1,689,000 for the year ended September 30, 2003, as compared to a loss of approximately $1,195,000 for the year ended September 30, 2002.

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

Liquidity and Capital Resources

Since our inception, we have funded our operations and satisfied our capital expenditure requirements primarily with proceeds from sales of common stock to our founders, the private placement of our common stock and promissory notes in fiscal 2001, and our initial public offering in fiscal 2002. In the quarter ended June 30, 2002, we completed our initial public offering and received approximately $5,287,000 in cash, net of underwriting discounts, commissions, and other related expenses. Proceeds from these financing sources since inception and through September 30, 2003 totaled approximately $7,536,000 and capital equipment lease financing totaled approximately $207,000.

Net cash used in operating activities was approximately $1,400,000 for the year ended September 30, 2003 and approximately $359,000 for the year ended September 30, 2002. Net cash used in operating activities for the year ended September 30, 2003, resulted primarily from the net loss for the period, net of depreciation and amortization and a net decrease in advances from West Marine. Net cash used in operating activities for the year ended September 30, 2002, resulted primarily from the net loss for the period and increases in inventories and accounts receivable, offset by West Marine inventory advances and adjustments for depreciation and reserves. Included in the September 30, 2002 balance sheet is finished goods inventory totaling approximately $407,000 that has been partially paid for by West Marine. Accounts receivable from West Marine were not material. Advances received related to this inventory, which is waiting to be shipped to the West Marine’s retail store locations, totaled approximately $725,000.

Net cash used by investing activities totaled approximately $844,000 and $287,000 for the years ended September 30, 2003 and 2002, respectively. We primarily used the invested cash in the periods presented for leasehold improvements and purchases of fixed assets to support our increased sales activities, including the opening our La Jolla retail store.

Capital lease payments represent the net cash used in financing activities for the year ended September 30, 2003. Net proceeds from our initial public offering in May 2002 represent the majority of the net cash provided by financing activities for the year ended September 30, 2002.

As of September 30, 2003, approximately $2,688,000 in cash and cash equivalents was available to fund operations. We believe that existing cash resources, together with the expected revenue from our future seasonal lines, will be sufficient to satisfy our cash requirements through fiscal 2004 and into fiscal 2005. Thereafter, if cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we will need to raise additional funds through the public or private sale of our equity or debt securities or from other sources. No assurance can be given that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. The timing and amount of our capital requirements will depend on a number of factors, including demand for our products, the need for merchandising and promotional programs and competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders will experience additional dilution. Such additional securities may have rights, preferences, or privileges senior to those of our common stockholders. There can be no assurance that the additional financing will be available on terms favorable to us, if at all. If adequate funds are not available, or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance products or otherwise respond to competitive pressures could be significantly limited. Our business, financial condition and results of operations may be harmed by such limitations.

Risks and Uncertainties

The following is a summary description of the many risks we face in our business. You should carefully review these risks and the other information described in this report in evaluating our business.

Dickie Walker has had limited operations and a history of losses that make our future operating results difficult to predict.

Our business began in October 2000. We have a limited operating history and you have limited historical information about us on which to base your investment decision. We face the risks and uncertainties of other early-stage companies. We have had losses from operations since our inception and may incur future losses from operations. At September 30, 2003, the accumulated deficit was approximately $4,133,000. Our limited operating history and history of losses make future operating results difficult to predict.

Dickie Walker may need additional financing and we may not be able to obtain it.

While we believe that cash generated from operations and the proceeds of our initial public offering are sufficient to satisfy our working capital and capital expenditure requirements during the next 12 to 15 months, if they are not, we will need to raise additional funds through the public or private sale of our equity or debt securities. The timing and amount of our capital requirements will depend on a number of factors, including demand for our products, the need for merchandising and promotional programs and competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our then-existing stockholders will be reduced. We cannot assure you that additional financing will be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance products or otherwise respond to competitive pressures could be significantly limited. Our business, financial condition and results of operations may be harmed by such limitations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Dickie Walker relies on West Marine for the vast majority of our business and the loss of West Marine as a customer could decrease sales and impede our ability to attain profitability.

We have an agreement with West Marine under which we will provide the private label apparel line for West Marine’s retail stores, catalogs, and Internet website. Sales to West Marine and to West Marine customers through catalog and website sales accounted for approximately 82% and 87% of our sales for the years ended September 30, 2003 and 2002, respectively. Our agreement with West Marine expires in December 2004. Should the agreement terminate prior to December 2004, or should the agreement not be renewed at that time, we may not have sufficient sales from other customers to achieve profitability.

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

We have opened one retail store and have signed a letter of intent for lease space to open a second store in Long Beach, California in fiscal year 2004. There are many risks associated with our entry into retailing including: our ability to find suitable locations for our stores on reasonable rental terms; potential premises liability; the risks associated with long-term leases; the leasehold improvement cost required to create the nautical image of the Dickie Walker brand; our ability to manage our relationships with specialty retailers who currently sell our products; our ability to select and sell nautically-inspired merchandise which complements the Dickie Walker brand; and competition from other retailers.

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

At November 28, 2003, stockholders of Dickie Walker who are directors and executive officers own approximately 43% of our shares and may exercise significant influence over our direction and policies.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock by our stockholders in the market and after our stockholders’ lockup agreements have expired. These factors could make it more difficult for us to raise funds through future offerings of our equity securities. We currently have 3,680,000 shares of common stock outstanding. Of such shares, 1,380,000 shares are freely tradable without restriction or further registration under the Securities Act. All of the remaining outstanding shares are “restricted securities,” as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended, and may only be sold pursuant to a registration statement under the Securities Act or an applicable exemption from the registration requirements of the Securities Act, including Rule 144 thereunder. Our Chief Executive Officer, Gerald W. Montiel, and Montiel Family LLC, agreed not to offer, sell, or otherwise dispose of their shares until May 15, 2004 without the prior written consent of the representative of the underwriters.

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

Our financial statements, together with accompanying notes and the report of Ernst & Young LLP, our independent auditors, are set forth on the pages indicated below.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.	Controls and Procedures

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

As of the end of the period covered by this Annual Report on Form 10-KSB, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the year ended September 30, 2003.

PART III.

Item 9.	Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.

The information required is by this Item incorporated by reference from our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 10.	Executive Compensation

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 12.	Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 13.	Exhibits and Reports on Form 8-K

EXHIBITS

(a) Exhibits

Exhibit No.	Description

2.1	Form of Agreement and Plan of Merger between Dickie Walker Marine, Inc., a California corporation and Dickie Walker Marine, Inc., a Delaware corporation, filed as Exhibit 2.1 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

3.1a	Articles of Incorporation for Montiel Marketing Group, Inc. as filed with the California Secretary of State on October 10, 2000, filed as Exhibit 3.1a to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

3.1b	Certificate of Amendment to the Articles of Incorporation as filed with the California Secretary of State on February 16, 2001, filed as Exhibit 3.1b to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

3.1c	Certificate of Incorporation for Dickie Walker Marine, Inc. as filed with the Delaware Secretary of State on February 4, 2002, filed as Exhibit 3.1v to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

3.2a	Bylaws of the California corporation as adopted by its Board of Directors on October 10, 2000, filed as Exhibit 3.2a to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

3.2b	Form of Bylaws of the Delaware corporation to be adopted by its Board of Directors, filed as Exhibit 3.2b to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

Exhibit No.	Description

4.1	Specimen stock certificate representing shares of common stock of the registrant, filed as Exhibit 4.1 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

4.2	Form of Representative’s Warrant, filed as Exhibit 4.2 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

4.3	Placement Agent’s Warrant, filed as Exhibit 4.3 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

4.4	Form of Investor Note from 2001 Private Placement, filed as Exhibit 4.4 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.1	$50,000 Promissory Note in favor of Gerald W. Montiel dated January 15, 2002, filed as Exhibit 10.1 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.2	$45,000 Promissory Note in favor of Gerald W. Montiel dated January 31, 2002, filed as Exhibit 10.2 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.3	Form of Reimbursement Agreement between Gerald W. Montiel and the company dated February 1, 2002, filed as Exhibit 10.3 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.4	License Agreement between Gerald W. Montiel and the company dated February 1, 2001, filed as Exhibit 10.4 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.5	Strategic Alliance Agreement with West Marine Products, Inc. dated October 19, 2001 [Confidential Treatment Granted], filed as Exhibit 10.5 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.6	Facility Lease Agreement with WHMF dated February 1, 2002 for the facility located at 1414 South Tremont Street, Oceanside, California, filed as Exhibit 10.6 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.7	2002 Equity Incentive Plan, filed as Exhibit 10.7 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.8	Form of Lock-Up Agreement among the officers, directors and stockholders and the representative, filed as Exhibit 10.8 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.9	Form of Employment Agreement with Gerald W. Montiel dated February 1, 2002, filed as Exhibit 10.9 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.10	Equipment Lease Agreement with Emtex Leasing Corporation dated April 4, 2001, filed as Exhibit 10.10 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

Exhibit No.	Description

10.11	Form of Stockholder Rights Agreement, filed as Exhibit 10.11 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.12	Form of Retail Store Lease, filed as Exhibit 10.12 to the Registrant’s Form 10-KSB filed December 20, 2002 and incorporated herein by reference.

10.13	Revision dated January 27, 2003 to Facility Lease Agreement with WHMF originally dated February 1, 2002, filed as Exhibit 10.13 to the Registrant’s Form 10-QSB filed May 6, 2003 and incorporated herein by reference.

10.14	Amendment to Strategic Alliance Agreement with West Marine, Inc. dated January 13, 2003, filed as Exhibit 10.14 to the Registrant’s Form 10-QSB filed May 6, 2003 and incorporated herein by reference.

10.15	Warehouse Agreement with Wells Fargo Bank dated January 13, 2003, filed as Exhibit 10.15 to the Registrant’s Form 10-QSB filed May 6, 2003 and incorporated herein by reference.

10.16	Separation Agreement and Complete Release dated October 20, 2003 between Dickie Walker Marine, Inc. and Julia B. Knudsen, filed as Exhibit 10.16 to the Registrant’s Form 8-K filed October 21, 1003 and incorporated herein by reference.

10.17	Code of Ethics

10.18	Financial and Code of Ethics Complaint Procedures Policy

10.19	Amendment to Strategic Alliance Agreement with West Marine, Inc. dated December 6, 2003

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

(b)	Reports on Form 8-K
None

Item 14.	Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2004 Annual Meeting of Stockholders.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, in Oceanside, State of California, on December 17, 2003.

DICKIE WALKER MARINE, INC.

By:	/s/ GERALD W. MONTIEL
Gerald W. Montiel, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ GERALD W. MONTIEL	Date: December 17, 2003
Gerald W. Montiel Director, Chief Executive Officer, President, Chief Marketing Officer, and Chairman of the Board

/s/ TODD W. SCHMIDT	Date: December 17, 2003
Todd W. Schmidt Chief Financial Officer and Principal Accountant

/s/ NORMAN LEFKOVITS, JR.	Date: December 17, 2003
Norman Lefkovits, Jr., Director

/s/ BRIAN F. KAMINER	Date: December 17, 2003
Brian F. Kaminer, Director

/s/ JAMES R. SMITH	Date: December 17, 2003
James R. Smith, Director

/s/ W. BRENT ROBINSON	Date: December 17, 2003
W. Brent Robinson, Director

REPORT OF ERNST & YOUNG LLP,

INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS

DICKIE WALKER MARINE, INC.

We have audited the accompanying balance sheets of Dickie Walker Marine, Inc. as of September 30, 2003 and 2002, and the related statements of operations, stockholders’ equity, and cash flows for the years ended September 30, 2003 and 2002 and the period from October 10, 2000 (inception) to September 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dickie Walker Marine, Inc. at September 30, 2003 and 2002, and the results of its operations and its cash flows for the years ended September 30, 2003 and 2002 and the period from October 10, 2000 (inception) to September 30, 2001, in conformity with accounting principles generally accepted in the United States.

/s/    ERNST & YOUNG LLP

San Diego, California

November 11, 2003

DICKIE WALKER MARINE, INC.

BALANCE SHEETS

	September 30,
	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$2,687,901	$4,971,001
Accounts receivable, net	129,720	156,785
Inventories, net	797,135	727,304
Prepaid expenses and other current assets	158,016	215,932

Total current assets	3,772,772	6,071,022
Property and equipment, net	1,000,554	483,044
Deferred financing costs, net	12,868	21,447
Other assets	62,504	45,590

Total Assets	$4,848,698	$6,621,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$273,916	$175,211
Customer advances	—	725,336
Deferred revenue	594,290	—
Accrued interest on notes payable to stockholders	10,500	10,500
Accrued expenses	91,262	139,853
Current portion of capital lease obligation	43,579	38,953

Total current liabilities	1,013,547	1,089,853
Notes payable to stockholders	900,000	900,000
Capital lease obligation, less current portion	70,744	114,324
Commitments and contingencies
Stockholders’ Equity:
Preferred stock - $.001 par value: 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock - $.001 par value: 50,000,000 shares authorized: 3,680,000 shares issued and outstanding at September 30, 2003 and 2002, respectively	3,680	3,680
Warrant	6,075	6,075
Additional paid-in capital	6,987,550	6,951,550
Accumulated deficit	(4,132,898)	(2,444,379)

Total Stockholders’ Equity	2,864,407	4,516,926

Total Liabilities and Stockholders’ Equity	$4,848,698	$6,621,103

See accompanying notes.

DICKIE WALKER MARINE, INC.

STATEMENTS OF OPERATIONS

	Year ended September 30,		Period from October 10, 2000 (inception) to September 30, 2001
	2003	2002
Net sales	$4,501,805	$2,906,838	$614,891
Cost of sales	3,407,236	2,316,096	531,807

Gross profit	1,094,569	590,742	83,084
Selling, general and administrative expenses	2,702,758	1,725,477	973,713

Loss from operations	(1,608,189)	(1,134,735)	(890,629)
Other income (expense):
Interest expense	(86,889)	(92,983)	(370,235)
Interest income	37,506	32,513	11,690
Other expenses	(30,947)	—	—

Total other income (expense)	(80,330)	(60,470)	(358,545)

Net loss	$(1,688,519)	$(1,195,205)	$(1,249,174)

Net loss per share:
Basic and diluted	$(0.46)	$(0.43)	$(0.61)

Weighted average shares outstanding:
Basic and diluted	3,680,000	2,809,589	2,039,949

See accompanying notes.

DICKIE WALKER MARINE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Warrant	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Issuance of common stock for cash to founders	1,725,000	$1,725	$—	$298,425	$—	$300,150
Issuance of common stock for cash, net of offering expenses of $34,200	550,000	550	—	1,272,266	—	1,272,816
Issuance of common stock upon the conversion of notes payable	25,000	25	—	89,975	—	90,000
Issuance of common stock for services rendered	—	—	—	5,220	—	5,220
Issuance of warrant for services rendered	—	—	6,075	—	—	6,075
Net loss	—	—	—	—	(1,249,174)	(1,249,174)

Balance at September 30, 2001	2,300,000	2,300	6,075	1,665,886	(1,249,174)	425,087
Issuance of common stock, net of offering expenses of $1,613,000	1,380,000	1,380	—	5,285,664	—	5,287,044
Net loss	—	—	—	—	(1,195,205)	(1,195,205)

Balance at September 30, 2002	3,680,000	3,680	6,075	6,951,550	(2,444,379)	4,516,926
Issuance of options to non-employees	—	—	—	36,000	—	36,000
Net loss	—	—	—	—	(1,688,519)	(1,688,519)

Balance at September 30, 2003	3,680,000	$3,680	$6,075	$6,987,550	$(4,132,898)	$2,864,407

See accompanying notes.

DICKIE WALKER MARINE, INC.

STATEMENTS OF CASH FLOWS

	Year ended September 30,		Period from October 10, 2000 (inception) to September 30, 2001
	2003	2002
OPERATING ACTIVITIES
Net loss	$(1,688,519)	$(1,195,205)	$(1,249,174)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of debt discount	—	—	317,017
Amortization of deferred financing costs	8,579	8,758	4,110
Non-cash compensation expense	36,000	—	5,220
Depreciation and amortization	310,017	464,554	120,381
Inventory reserves	10,000	66,206	23,794
Allowance for doubtful accounts	(5,000)	30,000	10,000
Changes in operating assets and liabilities:
Accounts receivable	32,065	(99,019)	(97,766)
Inventories	(79,831)	(345,361)	(471,943)
Prepaid expenses and other current assets	57,916	(213,800)	(2,132)
Accounts payable	98,705	78,056	97,155
Customer advances	(725,336)	725,336	—
Deferred revenue	594,290	—	—
Accrued interest on notes payable to stockholders	—	(622)	11,122
Accrued expenses	(48,591)	122,518	17,335

Net cash used in operating activities	(1,399,705)	(358,579)	(1,214,881)
INVESTING ACTIVITIES
Purchases of property and equipment	(824,270)	(264,453)	(593,456)
Other assets	(20,171)	(22,924)	(26,065)

Net cash used by investing activities	(844,441)	(287,377)	(619,521)
FINANCING ACTIVITIES
Issuance of common shares to founders	—	—	299,600
Issuance of common shares, net	—	5,287,044	1,276,403
Proceeds from notes payable to stockholders	—	—	672,983
Proceeds from short term borrowings from officer	—	95,000	—
Repayment of short term borrowings from officer	—	(95,000)	—
Payments on capital lease obligation	(38,954)	(34,816)	(18,578)
Deferred financing costs	—	—	(31,277)

Net cash (used in) provided by financing activities	(38,954)	5,252,228	2,199,131

Increase (decrease) in cash and cash equivalents	(2,283,100)	4,606,272	364,729
Cash and cash equivalents at beginning of period	4,971,001	364,729	—

Cash and cash equivalents at end of period	$2,687,901	$4,971,001	$364,729

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$78,311	$84,126	$37,986

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital lease obligation	$—	$—	$206,671

Issuance of common stock upon conversion of promissory notes	$—	$—	$90,000

Issuance of warrant for services rendered	$—	$—	$6,075

Issuance of common stock options for services rendered	$36,000	$—	$5,220

See accompanying notes.

DICKIE WALKER MARINE, INC.

NOTES TO FINANCIAL STATEMENTS

1. The Company

Dickie Walker Marine, Inc. (the “Company”) is a California corporation that was incorporated in October 2000 under the name Montiel Marketing Group, Inc. The Company changed its name in February 2001 and filed for reincorporation in the State of Delaware in February 2002. The Company designs, markets and distributes nautically inspired apparel, accessories and decorative items and operates in two segments – wholesale and retail. As net sales, net loss and total assets of the Company’s retail segment are each less than ten percent of the Company’s total, segment disclosures have not been made.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company has suffered losses from operations since inception. Management’s current business plan for fiscal 2004 reflects continued initiatives to increase revenue, reduce cost of goods sold as a percentage of revenue, and control selling, general and administrative costs. Current cash and cash equivalent balances are projected to be sufficient to fund the Company’s operations for fiscal 2004. Although management cannot guarantee that planned results will be achieved in fiscal 2004 or that, if needed, sufficient debt or equity capital will be available to the Company under acceptable terms, if at all, management believes that the planned revenue and expense assumptions can be realized.

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

Allowance for Doubtful Accounts

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

DICKIE WALKER MARINE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

experience. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be further adjusted or the related receivables could be written-off to the allowance as uncollectible.

Advertising Expenses

Advertising costs are included in selling, general and administrative expenses and are expensed as incurred. Advertising expenses for the years ended September 30, 2003 and 2002 and the period from October 10, 2000 (inception) to September 30, 2001 totaled approximately $91,600, $7,700 and $39,700, respectively.

Shipping and Handling Expenses

Shipping and handling expenses are included in selling, general and administrative expenses. Shipping and handling expenses for the years ended September 30, 2003 and 2002 and the period from October 10, 2000 (inception) to September 30, 2001 totaled approximately $68,000, $41,600 and $24,800 respectively.

Cash Equivalents

Cash equivalents consist of money market demand deposit accounts with maturities of less than ninety days when acquired.

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. The Company performs credit evaluations of new customers and does not require collateral. Accounts receivable are generally due in 30 days. For the years ended September 30, 2003 and 2002, sales to West Marine Products, Inc. (“West Marine”) accounted for approximately 82% and 87%, respectively, of net sales and less than 1% of accounts receivable. For the period October 10, 2000 (inception) to September 30, 2001, sales to West Marine accounted for approximately 95% of net sales and approximately 90% of accounts receivable.

The Company currently purchases the majority of its components from a few suppliers. Although there are a limited number of manufacturers for such components, management believes that other suppliers could provide merchandise on similar terms if needed without adversely impacting operating results.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market.

In January 2003, the Company amended its Strategic Alliance Agreement with West Marine to transfer title of inventory for which West Marine made advance payments to the Company. Prior to January 2003, title passed upon the payment to and shipment of inventory by the Company to West Marine retail stores. The amendment transfers title, but not risk of loss, upon payment for the inventory by West Marine. At September 30, 2002, approximately $407,000 of inventory paid for by West Marine was carried as finished goods inventory owned by the Company. In addition, the Company entered into a three-way agreement with West Marine and a bank wherein the bank is granted a first priority perfected security interest in the West Marine inventory subject to the Company’s claim for unpaid charges. The Company continues to defer recognition of revenue until risk of loss has passed to West Marine upon shipment to a West Marine retail store. Therefore, advance payments less related cost of sales are classified as deferred revenue at September 30, 2003.

DICKIE WALKER MARINE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment is stated at cost and depreciated over estimated useful lives of two to five years using the straight-line method. Leasehold improvements are amortized using the straight-line method over the shorter of the term of the lease or the estimated useful life of the improvement. Expenditures for maintenance and repairs are charged to expense as incurred.

Intangible Assets

Intangible assets, consisting primarily of license and trademark costs, are being amortized on the straight-line method over ten years and are included in other assets. Accumulated amortization at September 30, 2003 and 2002 totaled $6,655 and $3,399, respectively.

Website Development Costs

Website development costs relating to software (including website applications, infrastructure and graphics) used to construct a website internally and for which a plan to market and sell its products on the Company’s website does exist, are accounted for in accordance with Statement of Position (“SOP”) 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. According to SOP 98-1, once the capitalization criteria have been met, the Company must capitalize direct costs of materials and services. Training costs, data conversion costs and operating expenses are expensed as incurred. As of September 30, 2003, direct costs of outside services totaling approximately $215,300 have been capitalized in property and equipment in accordance with SOP 98-1 and have been fully amortized.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. While the Company’s current and historical cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and, accordingly, the Company has not recognized any impairment losses through September 30, 2003.

Deferred Financing Costs

Costs incurred to obtain financing are capitalized and are amortized to interest expense using the straight-line method over the life of the related debt. Accumulated amortization at September 30, 2003 and 2002 totaled $21,447 and $12,868, respectively.

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

DICKIE WALKER MARINE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

from tax credit and loss carry-forwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized in future tax returns. Tax rate changes are reflected in income in the period such changes are enacted.

Net Loss per Share

The Company calculates basic loss per share by dividing net loss by the weighted-average common shares outstanding during the period. Diluted loss per share reflects the potential dilution to basic loss per share that could occur upon the conversion or exercise of dilutive securities, options, warrants or other similar items, to common shares using the treasury stock method based upon the weighted-average fair value of the Company’s common shares during the period. As the Company has incurred losses for the years ended September 30, 2003 and 2002 and for the period from October 10, 2000 (inception) to September 30, 2001, the Company has excluded the effects of the common shares issuable upon the exercise of warrants, the conversion of the notes to stockholders, and the exercise of stock options since their effect is anti-dilutive.

Employee Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, establishes the use of the fair value based method of accounting for stock-based compensation arrangements, under which expense is recognized over the vesting period and is determined based on the fair value of all stock-based awards on the date of grant. SFAS No. 123 also allows companies to apply the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and provide pro forma net income and pro forma income per share disclosures for employee stock option grants. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the dates of grant using the Black-Scholes option pricing model using the following assumptions:

	Year Ended September 30,
	2003	2002
Risk-free interest rate	3% - 5%	4%
Expected life of options	5 years	5 years
Expected stock volatility	1.085	0.78
Expected dividend rate	0%	0%

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock-based compensation.

	Year Ended September 30,
	2003	2002
Net loss, as reported	$(1,688,519)	$(1,195,205)
Employee stock-based compensation determined under the fair value method	(182,923)	(51,480)

Pro forma net loss	$(1,871,442)	$(1,246,685)

Basic and diluted net loss per share:
As reported	$(0.46)	$(0.43)
Pro forma	$(0.51)	$(0.44)

DICKIE WALKER MARINE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Non-Employee Stock-Based Compensation

Stock-based awards issued to non-employees are accounted for using a fair value method and are remeasured to fair value at each period end until the earlier of the date that a commitment for performance by the counterparty to earn the award is reached or the service is complete.

Fair Value of Financial Instruments

Financial instruments, including cash and cash equivalents, accounts payable and accrued expenses, are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments. None of the Company’s debt instruments that are outstanding at September 30, 2003, have readily ascertainable market values; however, the carrying values are considered to approximate their fair values. Interest on the notes payable to stockholders issued in connection with the private placement (Note 4) was based on borrowing rates below rates available to the Company at that time. In order to reflect the carrying amount for these borrowings at estimated fair value in accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants and APB No. 11, Interest on Receivables and Payable, management allocated a portion of the proceeds associated with these notes to equity and recorded a corresponding debt discount on the notes totaling $317,017. As of September 30, 2001, the entire $317,017 had been amortized into interest expense.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, established standards for reporting and display of comprehensive income and its components. Net loss was the same as comprehensive loss all periods presented.

Recently Issued Accounting Standards

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and disclosure requirements of SFAS No. 148 are effective for financial reports containing financial statements for periods beginning after December 31, 2002. The Company has chosen not to adopt the voluntary change for the fair value method of accounting for employee stock-based compensation. If the Company should choose to adopt such a method, its implementation pursuant to SFAS No. 148 could have a material effect on the Company’s financial position and results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No, 00-21 provides guidance on how to account for arrangements that involve the delivery of multiple products, services and/or rights to use assets. The provisions of ETIF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of ETIF Issue No. 00-21 had no impact on the Company’s financial position, results of operations, or cash flows.

DICKIE WALKER MARINE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

3. Balance Sheet Details

Certain components of balance sheet accounts are as follows:

	September 30, 2003	September 30, 2002
Accounts receivable:
Accounts receivable	$164,720	$196,785
Less allowance for doubtful accounts and sales returns	(35,000)	(40,000)

	$129,720	$156,785

Inventories:
Raw materials	$57,971	$34,863
Work in process	47,797	14,826
Finished goods	791,367	767,615

	897,135	817,304
Less inventory reserves	(100,000)	(90,000)

	$797,135	$727,304

Property and equipment:
Machinery and equipment	$397,791	$351,210
Furniture and fixtures	148,884	86,356
Leasehold improvements	686,694	6,599
Capitalized software	344,130	309,064

	1,577,499	753,229
Less accumulated depreciation and amortization	(576,945)	(270,185)

	$1,000,554	$483,044

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

Common Stock

During the period from October 10, 2000 (inception) to September 30, 2001, the Company issued 1,725,000 shares of the Company’s common stock to founders, directors, and employees of the Company for cash proceeds totaling $300,150. In connection with the issuance of these shares, the Company’s Chief Executive and Financial Officer (“executive”) paid for approximately 330,000 shares (at $.087 per share, or $28,710) of founders stock on behalf of two of the Company’s employees and one member of the Company’s Board of Directors. In conjunction with this payment, the executive issued two full-recourse notes relating to 270,000 shares that were issued to the employees and gifted $5,220 for the 60,000 shares issued to the member of the Board of Directors for services rendered. The notes payable by the two employees to the executive bear interest at a rate of 10% per annum and mature in October 2003. Interest only payments are payable by the two employees in quarterly

DICKIE WALKER MARINE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

installments commencing January 1, 2001. As of September 30, 2003 and 2002, all interest payments had been paid in accordance with the terms of the notes. The notes were paid off in October 2003. Pursuant to Interpretation No. 1 to Accounting Principles Board No. 25, the Company has accounted for these transactions as if the Company had issued or granted the shares. Therefore the Company recorded compensation expense totaling $5,220 during the period from October 10, 2000 (inception) to September 30, 2001 related to the shares issued to the member of the Board of Directors by the executive.

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

In connection with the Private Placement, the Company issued a warrant to purchase 8,438 shares of the Company’s common stock at $2.40 per share. The warrant was valued at approximately $6,075, which is included in deferred financing and equity issuance costs. The fair value of the warrants was estimated at the date of grant using the Black-Scholes valuation model with the following assumptions; expected volatility of 50%; risk free interest rate of 4.0%; an expected warrant life of two years; and no annual dividends. The warrant is exercisable immediately and expires on April 10, 2005. Through September 30, 2003, no shares had been issued under the warrant.

In the quarter ended June 30 2002, the Company completed its initial public offering. Including the underwriters’ exercise in full of their over-allotment option, the Company issued 1,380,000 shares of its common stock at a price of $5.00 per share. The Company received approximately $5,287,000 in proceeds, net of underwriting discounts, commissions and offering expenses.

In connection with the initial public offering, the Company issued warrants to purchase 120,000 shares of the Company’s common stock to the lead underwriter. The warrants are exercisable for a period of four years, commencing on May 15, 2003, at an exercise price of $7.50 per share subject to certain adjustments. The warrants contain anti-dilution provisions in the event of any recapitalization, split-up of shares or certain stock dividends. Through September 30, 2003, no shares had been issued under the warrants.

Equity Incentive Plan

In January 2002, the Company adopted an Equity Incentive Plan (the “Plan”), which provides for the grant of up to 500,000 options. Under the Plan, the Company may grant incentive stock options, nonqualified stock

DICKIE WALKER MARINE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

options, restricted stock and stock appreciation rights to employees, officers, directors, advisors and independent contractors. The exercise price of each option shall be determined by Board of Directors, however, the exercise price of incentive stock options shall not be less than the fair market value of the shares on the date of grant, or 110% in the case of incentive stock options granted to an individual with ownership in excess of certain limits. For nonqualified stock options, the exercise price may not be less than 50% of the fair market value on the date of grant. The Company’s Board of Directors determine the vesting and other provisions of option and rights granted under the Plan and the options are exercisable for periods ranging from five to ten years from the date of grant. Generally, options vest at twenty-five percent one year from the date of grant and 1/36 per month thereafter. This Plan replaces the plan adopted in January 2001, which was canceled.

A summary of stock option activity is as follows:

	Number of shares	Weighted average exercise price
Balance at September 30, 2001	—	$—
Granted	170,000	5.00

Balance at September 30, 2002	170,000	5.00
Granted	181,500	2.54
Cancelled	(20,000)	4.10

Balance at September 30, 2003	331,500	$3.71

The weighted average fair value of options granted during the years ended September 30, 2003 and 2002, was $1.96 and $3.23, respectively. At September 30, 2003, 78,316 options were vested. Options granted during the year ended September 30, 2003 were at prices ranging from $2.50 to $2.60 per share. All options granted during the year ended September 30, 2002 were at $5.00 per share. The remaining average contractual life of outstanding options outstanding at September 30, 2003, is 9.3 years.

Shares Reserved for Future Issuance

Shares reserved for future issuance are as follows:

	September 30, 2003	September 30, 2002
Conversion of warrants	128,438	128,438
Conversion of principal portion of Notes Payable to Stockholders	250,000	250,000
Shares authorized for issuance under the Equity Incentive Plan	168,500	330,000
Stock options issued and outstanding	331,500	170,000

	878,438	878,438

5. Commitment and Contingencies

The Company leased office and warehouse facilities under a month-to-month operating lease until December 2001. In December 2001, the Company entered into an operating lease agreement at a monthly rent of $3,135 for warehouse and administrative facilities. The lease expired in April 2003 and was renewed for a five-year term with one five-year renewal option. The annual rent is approximately $49,000 with annual increases equal to the Consumer Price Index increase.

DICKIE WALKER MARINE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

During September 2002, the Company entered into an operating lease agreement for a retail store facility for a term of ten years with two five-year renewal options. The annual rent is approximately $84,000 with annual increases of the greater of two percent or the Consumer Price Index increase.

Total rent expense for the years ended September 30, 2003 and 2002 and for the period from October 10, 2000 (inception) to September 30, 2001 was $153,765, $41,348 and $18,763, respectively.

Included in property and equipment at September 30, 2003 and 2002 is equipment totaling $206,671 recorded under a capital lease and accumulated depreciation of $106,780 and $65,446, respectively. Amortization expense associated with these assets is included in depreciation expense. The Company’s Chairman and Chief Executive Officer personally guarantees this lease.

Future minimum lease payments required under capital and operating leases with noncancelable terms in excess of one year at September 30, 2003 are as follows:

	Capital	Operating
Year ended September 30:
2004	$54,264	$135,670
2005	54,264	138,384
2006	22,612	141,151
2007	—	143,974
2008	—	124,220
Thereafter	—	383,068

	131,140	$1,066,467

Less amount representing interest	16,817

Present value of net minimum lease payments	114,323
Less current portion	43,579

Noncurrent portion	$70,744

6. Income Taxes

Significant components of the Company’s net deferred tax assets are as follows. A valuation allowance of $1,567,000 and $920,000 at September 30, 2003 and 2002, respectively, has been established to offset the net deferred tax asset, as realization of such assets is uncertain.

	September 30,
	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$1,475,000	$779,000
Other, net	92,000	141,000

Total deferred tax assets	1,567,000	920,000

Valuation allowance for net deferred tax assets	(1,567,000)	(920,000)

Net deferred tax assets	$—	$—

At September 30, 2003 and 2002, the Company had federal and California net operating loss carryforwards of approximately $3,624,000 and $3,592,000, respectively, that will begin to expire in 2021 and 2011, respectively, unless previously utilized.

DICKIE WALKER MARINE, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Pursuant to Sections 382 and 383 of the Internal Revenue Code, use of these net operating loss carryforwards may be limited due to cumulative changes in the Company’s ownership of more than 50%. However, the Company does not believe such limitations will have a material impact on the utilization of these carryforwards.

7. Related Party Transactions

In exchange for the use for promotional purposes of the Dickie Walker, a 52-year-old wooden hulled vessel owned by Company’s Chairman and Chief Executive Officer, the Company reimburses certain costs, including crew, fuel and maintenance. For the years ended September 30, 2003 and 2002 and the period from October 10, 2000 (inception) to September 30, 2001, the Company paid approximately $36,000, $24,400 and $34,000, respectively, in connection with this arrangement.

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

8. Quarterly Financial Information (Unaudited)

The following tables set forth summary quarterly financial information for years ended September 30, 2003 and 2002:

	Quarter Ended
	September 30, 2003	June 30, 2003	March 31, 2003	December 31, 2002
Net sales	$693,381	$1,360,581	$1,821,719	$626,124
Gross profit	22,523	388,672	602,027	81,347
Net loss	(806,015)	(229,185)	(133,308)	(520,011)
Net loss per common share
Basic and diluted	$(0.22)	$(0.06)	$(0.04)	$(0.14)
Weighted average shares	3,680,000	3,680,000	3,680,000	3,680,000

	Quarter Ended
	September 30, 2002	June 30, 2002	March 31, 2002	December 31, 2001
Net sales	$553,772	$1,029,058	$993,248	$330,760
Gross profit (loss)	(40,445)	228,475	339,555	63,157
Net income (loss)	(781,460)	(147,181)	2,014	(268,578)
Net income (loss) per common share
Basic and diluted	$(0.21)	$(0.05)	$0.00	$(0.12)
Weighted average shares	3,680,000	2,948,791	2,300,000	2,300,000