Form 10QSB
period 2003-12-31
DICKIE WALKER MARINE INC
filed 2004-02-12
CIK 1138724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended December 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

The number of shares outstanding of the Registrant’s Common Stock as of December 31, 2003, was 3,680,000

DICKIE WALKER MARINE, INC.

i

PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements

Dickie Walker Marine, Inc.

Balance Sheets

	December 31, 2003	September 30, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,033,154	$2,687,901
Accounts receivable, net	127,190	129,720
Inventories, net	941,498	797,135
Prepaid expenses and other current assets	159,687	158,016

Total current assets	3,261,529	3,772,772
Property and equipment, net	942,610	1,000,554
Deferred financing costs, net	10,723	12,868
Other assets	66,744	62,504

Total Assets	$4,281,606	$4,848,698

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$374,577	$273,916
Accrued expenses	105,486	91,262
Deferred revenue	523,383	594,290
Accrued interest on notes payable to stockholders	26,250	10,500
Current portion of capital lease obligation	44,820	43,579

Total current liabilities	1,074,516	1,013,547
Notes Payable to Stockholders	900,000	900,000
Capital Lease Obligation, less Current Portion	59,062	70,744
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock - $.001 par value, 2,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock - $.001 par value, 50,000,000 shares authorized: 3,680,000 shares issued and outstanding at December 31, 2003 and September 30, 2003	3,680	3,680
Warrant	6,075	6,075
Additional paid-in capital	6,991,550	6,987,550
Accumulated deficit	(4,753,277)	(4,132,898)

Total stockholders’ equity	2,248,028	2,864,407

Total Liabilities and Stockholders’ Equity	$4,281,606	$4,848,698

See accompanying notes.

Dickie Walker Marine, Inc.

Statements of Operations

(Unaudited)

	Three months ended December 31,
	2003	2002
Net sales	$693,431	$626,124
Cost of sales	651,133	544,777

Gross profit	42,298	81,347
Selling, general and administrative expenses	637,250	596,933

Loss from operations	(594,952)	(515,586)
Other income (expense):
Interest expense	(21,020)	(22,128)
Interest income	4,273	17,703
Other expense	(8,680)	—

Total other income (expense)	(25,427)	(4,425)

Net Loss	$(620,379)	$(520,011)

Net loss per share: basic and diluted	$(0.17)	$(0.14)

Weighted average shares outstanding:
Basic and diluted	3,680,000	3,680,000

See accompanying notes.

Dickie Walker Marine, Inc.

Statements of Cash Flows

(Unaudited)

	Three months ended December 31,
	2003	2002
Operating Activities:
Net loss	$(620,379)	$(520,011)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	72,352	68,058
Allowance for doubtful accounts	(10,000)	35,000
Amortization of deferred financing costs	2,145	2,146
Non-cash compensation expense	4,000	—
Changes in operating assets and liabilities:
Accounts receivable	12,530	77,333
Inventories	(144,363)	(79,781)
Prepaid expenses and other current assets	(1,671)	(49,889)
Accounts payable	100,661	49,634
Accrued expenses	14,224	(58,890)
Customer advances	—	(427,885)
Deferred revenue	(70,907)	—
Accrued interest on notes payable to stockholders	15,750	15,750

Net cash used in operating activities	(625,658)	(888,535)

Investing Activities:
Purchases of property and equipment	(13,327)	(411,804)
Other assets	(5,321)	(31)

Net cash used in investing activities	(18,648)	(411,835)

Financing Activities:
Payments on capital lease obligation	(10,441)	(9,334)

Net cash used in financing activities	(10,441)	(9,334)

Decrease in cash and cash equivalents	(654,747)	(1,309,704)
Cash and cash equivalents at beginning of period	2,687,901	4,971,001

Cash and cash equivalents at end of period	$2,033,154	$3,661,297

Supplemental disclosure of cash flow information:
Interest paid	$3,125	$4,234

See accompanying notes.

Dickie Walker Marine, Inc.

Notes to Financial Statements – Unaudited

1.	The Company – Dickie Walker Marine, Inc. (the “Company”) is a California corporation that was incorporated in October 2000 under the name Montiel Marketing Group, Inc. The Company changed its name in February 2001 and filed for reincorporation in the State of Delaware in February 2002. The Company designs, markets and distributes nautically inspired apparel, accessories and decorative items and operates in two segments – wholesale and retail. As net sales, net loss and total assets of the Company’s retail segment are each less than ten percent of the Company’s total, segment disclosures have not been made.

2.	Basis of Presentation – The accompanying financial statements of Dickie Walker are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations for the year ended September 30, 2003, contained in the Company’s Form 10-KSB. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company experiences seasonal fluctuations in sales and income with a substantial portion of sales occurring in the second and third quarter of the fiscal year.

The Company has suffered losses from operations since inception. Management’s current business plan for fiscal 2004 reflects continued initiatives to increase revenue, reduce cost of goods sold as a percentage of revenue, and control selling, general and administrative costs. Management believes that existing cash resources, together with the expected revenue from the Company’s future seasonal lines and other retail products, will be sufficient to satisfy its cash requirements through fiscal 2004 and into fiscal 2005. Thereafter, if cash generated from operations is insufficient to satisfy the Company’s working capital and capital expenditure requirements and the $900,000 of notes payable due in the second quarter of fiscal 2005, the Company will need to raise additional funds through the public or private sale of equity or debt securities or from other sources. Although management cannot guarantee that planned results will be achieved in fiscal 2004 or that, if needed, sufficient debt or equity capital will be available to the Company under acceptable terms, if at all, management believes that its planned revenue and expense assumptions can be realized.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and the accompanying notes and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

3.	Recent Accounting Pronouncements – FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, was issued in January 2003, and a revised interpretation of FIN 46 (FIN 46-R) was issued in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. For all arrangements entered into after January 31, 2003, the Company is required to continue to apply FIN 46 through the end of the first quarter of fiscal 2004. The Company is required to adopt the provisions of FIN 46-R for those arrangements in the second quarter of fiscal 2004. For arrangements entered into prior to February 1, 2003, the Company is required to adopt the provisions of FIN 46-R in the second quarter of fiscal 2004. The Company does not have any interest in variable interest entities.

4.

Employee Stock-Based Compensation – SFAS No. 123, Accounting for Stock-Based Compensation establishes the use of the fair value method of accounting for employee stock-based compensation arrangements, under which expense is recognized over the vesting period and is determined based on the fair value of all stock-based awards on the date of grant. SFAS No. 123 also allows companies to apply the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and provide pro forma net income and pro forma income per share disclosures for employee stock option grants. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the dates of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended December 31,
	2003	2002
Risk-free interest rate	3%	5%
Expected life of options	5 years	5 years
Expected stock volatility	1.025	1.261
Expected dividend rate	0%	0%

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock-based compensation.

	Three Months Ended December 31,
	2003	2002
Net loss, as reported	$(620,379)	$(520,011)
Employee stock-based compensation determined under the fair value method	(40,338)	(47,661)

Pro forma net loss	$(660,717)	$(567,672)

Basic and diluted net loss per share:
As reported	$(0.17)	$(0.14)
Pro forma	$(0.18)	$(0.15)

5.	Revenue Recognition – Revenue is recognized when title and risk of loss transfers to the customer. Generally, the Company’s shipping terms are FOB shipping point. Provisions are made for estimated product returns and sales allowances.

6.	Allowance for Doubtful Accounts – The Company evaluates the collectibility of its trade receivables based on a combination of factors. The Company regularly analyzes its significant customer accounts, and, when the Company becomes aware of a specific customer’s inability to meet its financial obligations to it, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to the amount reasonably believed to be collectible. The Company also records reserves for bad debt for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be further adjusted or the related receivables could be written-off to the allowance as uncollectible.

7.	Inventories – Inventories consist of the following:

	December 31, 2003	September 30, 2003
Raw materials	$67,919	$57,971
Work-in-process	19,756	47,797
Finished goods	853,823	691,367

Total	$941,498	$797,135

Inventories are carried at the lower of cost (first-in, first-out) or market.

In January 2003 the Company amended its Strategic Alliance Agreement with West Marine Products, Inc. (“West Marine”) to transfer title of inventory for which West Marine made advance payments to the Company. Prior to January 2003, title passed upon the shipment of inventory by the Company to West Marine retail stores. The amendment transfers title, but not risk of loss, upon payment for the inventory by West Marine. In addition, the Company entered into a three-way agreement with West Marine and a bank wherein the bank is granted a first priority perfected security interest in the West Marine inventory subject to the Company’s claim for unpaid charges. The Company continues to defer recognition of revenue until risk of loss has passed to the customer. Therefore advance payments less related cost of sales are classified as deferred revenue at December 31, 2003.

8.	Comprehensive Income – SFAS No. 130, Reporting Comprehensive Income established standards for reporting and display of comprehensive income and its components. Net loss was the same as comprehensive loss for the periods presented.

9.	Significant Customer – Sales to West Marine accounted for approximately 73% of the Company’s net sales for the three months ended December 31, 2003, as compared to approximately 86% of the Company’s net sales for the three months ended December 31, 2002.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following table sets forth, as a percentage of net sales, statements of operations data for the periods indicated.

	Three months ended December 31,
	2003	2002
Net sales	100%	100%
Cost of sales	94	87

Gross profit	6	13
Selling, general and administrative expenses	92	95

Loss from operations	(86)	(82)

Other expense - net	(4)	(1)

Net loss	(90)%	(83)%

Results of Operations

Three months ended December 31, 2003 compared to the three months ended December 31, 2002

Our sales for the three months ended December 31, 2003 increased by approximately 11%, over the comparable period in fiscal 2003 due primarily to a 121% increase in wholesale and retail sales of Dickie Walker brand products. Sales of West Marine® private label branded products decreased by approximately 7%.

Our gross profit as a percentage of sales was approximately 6% for the three months ended December 31, 2003 as compared to 13% for the three months ended December 31, 2002. Our direct product cost for the three months ended December 31, 2003 decreased by 100 basis points from the comparable period of the prior fiscal year; however, allocated overhead costs increased by 280 basis points due primarily to increased salaries and salary-related expenses. In addition, cost of sales for the three months ended December 31, 2003 included a write-off of prior season products of approximately $38,000.

Selling, general and administrative expenses were approximately 92% and 95% of net sales, for the three months ended December 31, 2003 and 2002, respectively, and represent an increase in absolute dollars of approximately 7% The absolute dollar increase for the three months ended December 31, 2003 was primarily due to an increase in payroll and payroll related expenses and an increase in expenses related to operating our retail store which was open for only two weeks during the quarter ended December 31, 2002.

Interest expense remained relatively unchanged between comparable periods. These expenses represent interest on notes payable to stockholders, a capital lease obligation and the amortization of deferred financing costs.

Interest income reflects earnings on a money market account containing unused funds and decreased as funds were used to finance our operations.

Other expense for the three months ended December 31, 2003 represents state franchise taxes.

As a result of the factors described above, we had a net loss of approximately $620,000 and $520,000 for the three months ended December 31, 2003 and 2002, respectively.

Liquidity and Capital Resources

Since our inception, we have funded our operations and satisfied our capital expenditure requirements primarily with proceeds from sales of common stock to our founders, the private placement of our common stock and promissory notes in fiscal 2001, and our initial public offering in fiscal 2002. In the quarter ended June 30, 2002, we completed our initial public offering and received approximately $5,287,000 in cash, net of underwriting discounts, commissions, and other related expenses. Proceeds from these financing sources since inception and through December 31, 2003 totaled approximately $7,536,000 and capital equipment lease financing totaled approximately $207,000.

Net cash used in operating activities of approximately $626,000 for the three months ended December 31, 2003, resulted primarily from the loss for the period, net of depreciation and amortization, an increase in inventory and a decrease in deferred revenue related to West Marine business. The $889,000 of cash used in operating activities for the three months ended December 31, 2002, resulted primarily from the loss for the period, net of depreciation and amortization and a decrease in advances from West Marine.

Net cash used in investing activities, primarily capital expenditures, totaled approximately $19,000 and $412,000 for the three months ended December 31, 2003 and 2002, respectively. The capital expenditures for the three months ended December 31, 2003 were primarily for trade show fixtures and warehouse equipment. The $412,000 primarily represents expenditures for leasehold improvements and equipment for our retail store that opened in December 2002.

At December 31, 2003, approximately $2,033,000 in cash and cash equivalents was available to fund operations. We believe that existing cash resources, together with the expected revenue from our future seasonal lines and other retail products, will be sufficient to satisfy our cash requirements through fiscal 2004 and into fiscal 2005. Thereafter, if cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements and the $900,000 of notes payable due in the second quarter of fiscal 2005, we will need to raise additional funds through the public or private sale of our equity or debt securities or from other sources. No assurance can be given that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. The timing and amount of our capital requirements will depend on a number of factors, including demand for our products, the need for merchandising and promotional programs and competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders will experience additional dilution. Such additional securities may have rights, preferences, or privileges senior to those of our common stockholders. There can be no assurance that the additional financing will be available on terms favorable to us, if at all. If adequate funds are not available, or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance products or otherwise respond to competitive pressures could be significantly limited. Our business, financial condition and results of operations may be harmed by such limitations.

Risks and Uncertainties

The following is a summary description of the many risks we face in our business. You should carefully review these risks and the other information described in this report in evaluating our business.

Dickie Walker has had limited operations and a history of losses that make our future operating results difficult to predict.

Our business began in October 2000. We have a limited operating history and you have limited historical information about us on which to base your investment decision. We face the risks and uncertainties of other early-stage companies. We have had losses from operations since our inception and may incur future losses from operations. At December 31, 2003, the accumulated deficit was approximately $4,753,000. Our limited operating history and history of losses make future operating results difficult to predict.

Dickie Walker may need additional financing and we may not be able to obtain it.

At December 31, 2003, approximately $2,033,000 in cash and cash equivalents was available to fund operations. We believe that existing cash resources, together with the expected revenue from our future seasonal lines and other retail products, will be sufficient to satisfy our cash requirements through fiscal 2004 and into fiscal 2005. Thereafter, if cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements and the $900,000 of notes payable due in the second quarter of fiscal 2005, we will need to raise additional funds through the public or private sale of our equity or debt securities or from other sources. The timing and amount of our capital requirements will depend on a number of factors, including demand for our products, the need for merchandising and promotional programs and competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our then-existing stockholders will be reduced. We cannot assure you that additional financing will be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance products or otherwise respond to competitive pressures could be significantly limited. Our business, financial condition and results of operations may be harmed by such limitations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Dickie Walker relies on West Marine for the vast majority of our business and the loss of West Marine as a customer could decrease sales and impede our ability to attain profitability.

We have an agreement with West Marine under which we will provide the private label apparel line for West Marine’s retail stores, catalogs, and Internet website. Sales to West Marine and to West Marine customers through catalog and website sales accounted for approximately 73% and 86% of our sales for the three months ended December 31, 2003 and 2002, respectively and approximately 82% and 87% of our sales for the years ended September 30, 2003 and 2002, respectively. Our agreement with West Marine expires in December 2004. Should the agreement terminate prior to December 2004, or should the agreement not be renewed at that time, we may not have sufficient sales from other customers to achieve profitability.

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

Prior to our initial public offering in May 2002, there was no public market for our common stock.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock by our stockholders in the market and after our stockholders’ lockup agreements have expired. These factors could make it more difficult for us to raise funds through future offerings of our equity securities. We currently have 3,680,000 shares of common stock outstanding. Of such shares, 1,486,775 shares are freely tradable without restriction or further registration under the Securities Act. All of the remaining outstanding shares are “restricted securities,” as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended, and may only be sold pursuant to a registration statement under the Securities Act or an applicable exemption from the registration requirements of the Securities Act, including Rule 144 thereunder. Our Chief Executive Officer, Gerald W. Montiel, and Montiel Family LLC, agreed not to offer, sell, or otherwise dispose of their shares until May 15, 2004 without the prior written consent of the representative of the underwriters.

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

As of the end of the period covered by this Quarterly Report on Form 10-QSB, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended December 31, 2003 There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

At December 31, 2003, we had expended approximately $3,280,000 of the net offering proceeds for the following purposes: tenant improvements for our retail store and our headquarters facility - $680,000; purchase of furniture, fixtures, equipment and software - $176,000; increase in accounts receivable - $141,000; product development, including design expense - $549,000; marketing and promotional programs, sales staff and customer service - $1,153,000; and the balance for other working capital purposes.

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

On December 18, 2003, we filed a report on Form 8-K relating to financial information for Dickie Walker Marine, Inc. for year ended September 30, 2003, as presented in a press release of December 18, 2003.

On October 21, 2003, we filed a report on Form 8-K relating to the resignation of Julia B. Knudsen, our former President, Chief Operating Officer and a director.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 12, 2004

DICKIE WALKER MARINE, Inc.
(Registrant)

By:	/s/ Todd W. Schmidt

(Todd W. Schmidt) Chief Financial Officer (Principal Financial and Accounting Officer)