Form 10QSB
period 2004-03-31
DICKIE WALKER MARINE INC
filed 2004-04-30
CIK 1138724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2004

OR

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

The number of shares outstanding of the Registrant’s Common Stock as of March 31, 2004, was 3,736,250.

DICKIE WALKER MARINE, INC.

i

PART I.—FINANCIAL INFORMATION

Item 1. Financial Statements

Dickie Walker Marine, Inc.

Balance Sheets

	March 31, 2004		September 30, 2003
	(Unaudited	)
ASSETS
Current Assets:
Cash and cash equivalents	$1,358,048		$2,687,901
Accounts receivable, net	449,333		129,720
Inventories, net	1,199,540		797,135
Prepaid expenses and other current assets	254,308		158,016

Total current assets	3,261,229		3,772,772
Property and equipment, net	882,916		1,000,554
Deferred financing costs, net	8,579		12,868
Other assets	72,074		62,504

Total Assets	$4,224,798		$4,848,698

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$495,686		$273,916
Accrued expenses	65,977		91,262
Deferred revenue	360,608		594,290
Accrued interest on notes payable to stockholders	10,241		10,500
Current portion of capital lease obligation	46,095		43,579

Total current liabilities	978,607		1,013,547
Notes Payable to Stockholders	697,500		900,000
Capital Lease Obligation, less Current Portion	47,050		70,744
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock—$.001 par value, 2,000,000 shares authorized and no shares issued and outstanding	—		—
Common stock—$.001 par value, 50,000,000 shares authorized: 3,736,250 and 3,680,000 shares issued and outstanding at March 31, 2004 and September 30, 2003, respectively	3,736		3,680
Warrant	6,075		6,075
Additional paid-in capital	7,200,994		6,987,550
Accumulated deficit	(4,709,164)		(4,132,898)

Total stockholders’ equity	2,501,641		2,864,407

Total Liabilities and Stockholders’ Equity	$4,224,798		$4,848,698

See accompanying notes.

Dickie Walker Marine, Inc.

Statements of Operations

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
Net sales	$1,657,546	$1,821,719	$2,350,977	$2,447,843
Cost of sales	1,038,317	1,219,692	1,689,450	1,764,469

Gross profit	619,229	602,027	661,527	683,374
Selling, general and administrative expenses	556,331	705,706	1,193,581	1,302,639

Income (loss) from operations	62,898	(103,679)	(532,054)	(619,265)
Other income (expense):
Interest expense	(20,723)	(22,122)	(41,743)	(44,250)
Interest income	1,938	7,204	6,211	24,907
Other expense	—	(14,711)	(8,680)	(14,711)

Total other income (expense)	(18,785)	(29,629)	(44,212)	(34,054)

Net income (loss)	$44,113	$(133,308)	$(576,266)	$(653,319)

Net income (loss) per share: Basic and diluted	$0.01	$(0.04)	$(0.16)	$(0.18)

Weighted average shares outstanding:
Basic and diluted	3,680,618	3,680,000	3,680,307	3,680,000

See accompanying notes.

Dickie Walker Marine, Inc.

Statements of Cash Flows

(Unaudited)

	Six months ended March 31,
	2004	2003
Operating Activities:
Net loss	$(576,266)	$(653,319)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	142,645	155,913
Inventory reserves	—	35,000
Allowance for doubtful accounts	(10,000)	(30,000)
Common stock issued in exchange for services	11,000	—
Amortization of deferred financing costs	4,289	4,290
Changes in operating assets and liabilities:
Accounts receivable	(309,613)	(87,359)
Inventories	(402,405)	(61,663)
Prepaid expenses and other current assets	(96,292)	(77,340)
Accounts payable	221,770	185,459
Accrued expenses	(25,544)	84,083
Customer advances	—	(725,336)
Deferred revenue	(233,682)	530,340

Net cash used in operating activities	(1,274,098)	(639,932)

Investing Activities:
Purchases of property and equipment	(22,741)	(743,034)
Other assets	(11,836)	(13,000)

Net cash used by investing activities	(34,577)	(756,034)

Financing Activities:
Payments on capital lease obligation	(21,178)	(18,930)

Net cash used in financing activities	(21,178)	(18,930)

Decrease in cash and cash equivalents	(1,329,853)	(1,414,896)
Cash and cash equivalents at beginning of period	2,687,901	4,971,001

Cash and cash equivalents at end of period	$1,358,048	$3,556,105

Supplemental disclosure of cash flow information:
Common stock issued in exchange for services	$11,000	$-

Conversion of notes payable to common stock	$202,500	$-

Interest paid	$37,712	$39,961

See accompanying notes.

Dickie Walker Marine, Inc.

Notes to Financial Statements – Unaudited

1.	The Company – Dickie Walker Marine, Inc. (the “Company”) was originally incorporated in California in October 2000 under the name Montiel Marketing Group, Inc. The Company changed its name in February 2001 to Dickie Walker Marine, Inc. and reincorporated in the State of Delaware in February 2002. The Company designs, markets and distributes nautically inspired apparel, accessories and decorative items and operates in two segments – wholesale and retail. As net sales, net loss and total assets of the Company’s retail segment are each less than ten percent of the Company’s total, segment disclosures have not been made.

2.	Basis of Presentation – The accompanying financial statements of Dickie Walker are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations for the year ended September 30, 2003, contained in the Company’s Form 10-KSB. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company experiences seasonal fluctuations in sales and income with a substantial portion of sales occurring in the second and third quarter of the fiscal year.

The Company has suffered accumulated losses from operations since inception. Management’s current business plan for fiscal 2004 reflects continued initiatives to increase revenue, reduce cost of goods sold as a percentage of revenue, and control selling, general and administrative costs. Management believes that existing cash resources, together with the expected revenue from the Company’s future seasonal lines and other retail products, will be sufficient to satisfy its cash requirements through fiscal 2004 and into fiscal 2005. Thereafter, if cash generated from operations is insufficient to satisfy the Company’s working capital and capital expenditure requirements and the notes payable due in the second quarter of fiscal 2005 that are not ultimately converted, the Company will need to raise additional funds through the public or private sale of its equity or debt securities or from other sources. Although management cannot guarantee that planned results will be achieved in fiscal 2004 or that, if needed, sufficient debt or equity capital will be available to the Company under acceptable terms, if at all, management believes that the planned revenue and expense assumptions can be realized.

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

Pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the dates of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Risk-free interest rate	3%	3%–5%	3%	3%–5%
Expected life of options	5 years	5 years	5 years	5 years
Expected stock volatility	0.977	1.100	0.977	1.100
Expected dividend rate	0%	0%	0%	0%

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock-based compensation.

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net income (loss), as reported	$44,113	$(133,308)	$(576,266)	$(653,319)
Employee stock-based compensation determined under the fair value method	(24,237)	(48,630)	(45,661)	(93,404)

Pro forma net income (loss)	$19,876	$(181,938)	$(621,927)	$(746,723)

Basic and diluted net income (loss) per share:
As reported	$0.01	$(0.04)	$(0.16)	$(0.18)
Pro forma	$0.01	$(0.05)	$(0.17)	$(0.20)

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive.

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Anti-dilutive options	278,675	239,500	278,675	239,500

5.	Revenue Recognition – Revenue is recognized when title and risk of loss transfers to the customer. Generally, the Company’s shipping terms are FOB shipping point. Provisions are made for estimated product returns and sales allowances.

6.	Allowance for Doubtful Accounts – The Company evaluates the collectibility of its trade receivables based on a combination of factors. The Company regularly analyzes its significant customer accounts, and, when the Company becomes aware of a specific customer’s inability to meet its financial obligations to it, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to the amount reasonably believed to be collectible. The Company also records reserves for bad debt for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be further adjusted or the related receivables could be written-off to the allowance as uncollectible.

7.	Inventories – Inventories consist of the following:

	March 31, 2004	September 30, 2003
Raw materials	$72,121	$57,971
Work-in-process	11,836	47,797
Finished goods	1,115,583	691,367

Total	$1,199,540	$797,135

Inventories are carried at the lower of cost (first-in, first-out) or market.

In January 2003 the Company amended its Strategic Alliance Agreement with West Marine Products, Inc. (“West Marine”) to transfer title of inventory for which West Marine made advance payments to the Company. Prior to January 2003, title passed upon the shipment of inventory by the Company to West Marine retail stores. The amendment transfers title, but not risk of loss, upon payment for the inventory by West Marine. In addition, the Company entered into a three-way agreement with West Marine and a bank wherein the bank is granted a first priority perfected security interest in the West Marine inventory subject to the Company’s claim for unpaid charges. The Company continues to defer recognition of revenue until risk of loss has passed to the customer. Therefore advance payments less related cost of sales are classified as deferred revenue at March 31, 2004.

8.	Comprehensive Income – SFAS No. 130, Reporting Comprehensive Income established standards for reporting and display of comprehensive income and its components. Net income (loss) was the same as comprehensive income (loss) for the periods presented.

9.	Significant Customer – Sales to West Marine accounted for approximately 73% of the Company’s net sales for each of the three and six month periods ended March 31, 2004, respectively, as compared to approximately 86% of the Company’s net sales for each of the three and six month periods ended March 31, 2003.

10.	Conversion of Notes Payable to Stockholders – During April 2001, the Company closed a private placement (“Private Placement”) of 44 units, each unit consisting of 12,500 shares of the Company’s common stock and a $22,500 subordinated convertible four-year promissory note with a stated interest rate of 7% per annum (“Note”). At the option of the holder, the Note is convertible into shares of the Company’s common stock at $3.60 per share, or 6,250 shares per unit at September 30, 2001. Certain directors and affiliates filed their notification to convert their Notes into common stock as of March 31, 2004. As a result, $202,500 was reclassified from notes payable to stockholders’ equity in the balance sheet at March 31, 2004. In March 2004, the Company extended an offer to non-affiliate holders of the Notes to convert the outstanding Notes at a price of $1.69 per share. The offer was effective as of April 1, 2004 through April 9, 2004. During April 2004, holders of an aggregate of over $400,000 of Notes had submitted paperwork to convert their Notes into shares of common stock.

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

The following table sets forth, as a percentage of net sales, statements of operations data for the periods indicated.

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
Net sales	100%	100%	100%	100%
Cost of sales	63	67	72	72

Gross profit	37	33	28	28
Selling, general and administrative expenses	33	39	51	53

Income / (loss) from operations	4	(6)	(23)	(25)

Other expense – net	(1)	(1)	(2)	(2)

Net income (loss)	3%	(7)%	(25)%	(27)%

Results of Operations

Three and six month periods ended March 31, 2004 compared to the three and six month periods ended March 31, 2003

Our sales for the three and six months ended March 31, 2004 decreased by approximately 9% and 4%, respectively, from the comparable periods in fiscal 2003 due primarily to the decrease in sales of West Marine® private label branded products. Both wholesale and retail sales of Dickie Walker™ brand products showed significant increases with wholesale sales increasing by 85% and retail sales increasing by 36%, respectively, over the second quarter of fiscal 2003 and 87% and 89%, respectively over the first six months of fiscal 2003.

Our gross profit as a percentage of sales was approximately 37% and 28%, respectively, for the three and six months ended March 31, 2004 as compared to 33% and 28% for the comparable 2003 periods. The second quarter fiscal 2004 gross profit percentage improvement of 430 basis points over the comparable 2003 period was due primarily to lower product and labor costs.

Selling, general and administrative expenses were approximately 33% and 51% of net sales, respectively, for the three and six months ended March 31, 2004 as compared to 39% and 53% for the comparable 2003 periods and represents a decrease in absolute dollars of approximately 21% and 8%, respectively. The absolute dollar decrease for the three and six months ended March 31, 2004 was primarily due to a decrease in payroll and payroll related expenses as the Company reduced staff. In addition, lower website amortization expenses and marketing expenses contributed to the reduced expenses.

Interest expense remained relatively unchanged between comparable periods. These expenses represent interest on the notes payable to stockholders, a capital lease obligation and the amortization of deferred financing costs.

Interest income reflects earnings on a money market account containing unused funds from our initial public offering in May 2002 and has decreased period to period as the Company utilizes remaining funds to finance operations.

As a result of the factors described above, we had net income of approximately $44,000 and a net loss of approximately $576,000 for the three and six month periods ended March 31, 2004, respectively as compared to net losses of approximately $133,000 and $653,000 for the three and six month periods ended March 31, 2003, respectively.

Liquidity and Capital Resources

Since our inception, we have funded our operations and satisfied our capital expenditure requirements primarily with proceeds from sales of common stock to our founders, the private placement of our common stock and promissory notes in fiscal 2001, and our initial public offering in fiscal 2002. In the quarter ended June 30, 2002, we completed our initial public offering and received approximately $5,287,000 in cash, net of underwriting discounts, commissions, and other related expenses. Proceeds from these financing sources since inception and through March 31, 2004 totaled approximately $7,738,000 and capital equipment lease financing totaled approximately $207,000.

Net cash used in operating activities of approximately $1,274,000 for the six months ended March 31, 2004, resulted primarily from the loss for the period, net of depreciation and amortization, an increase in inventory and accounts receivable and a decrease in deferred revenue related to West Marine business, offset by an increase in accounts payable. Approximately $640,000 of cash was used in operating activities for the six months ended March 31, 2003, and resulted primarily from the loss for the period with other cash adjustments offsetting each other.

Net cash used in investing activities, primarily capital expenditures, totaled approximately $35,000 and $756,000 for the six months ended March 31, 2004 and 2003, respectively. The capital expenditures for the six months ended March 31, 2004 were primarily for trade show fixtures and warehouse equipment. The $756,000 primarily represents expenditures for leasehold improvements and equipment for our retail store that opened in December 2002 and leasehold improvements to our warehouse and headquarters facility.

During April 2001, the Company closed a private placement (“Private Placement”) of 44 units, each unit consisting of 12,500 shares of the Company’s common stock and a $22,500 subordinated convertible four-year promissory note with a stated interest rate of 7% per annum (“Note”). At the option of the holder, the Note is convertible into shares of the Company’s common stock at $3.60 per share, or 6,250 shares per unit at September 30, 2001. Certain directors and affiliates filed their notification to convert their Notes into common stock as of March 31, 2004. As a result, $202,500 was reclassified from notes payable to stockholders’ equity in the balance sheet at March 31, 2004. In March 2004, the Company extended an offer to non-affiliate holders of the Notes to convert the outstanding Notes at a price of $1.69 per share. The offer was effective as of April 1, 2004 through April 9, 2004. During April 2004, holders of an aggregate of over $400,000 of Notes had submitted paperwork to convert their Notes into shares of common stock.

At March 31, 2004, approximately $1,358,000 in cash and cash equivalents was available to fund operations. We believe that existing cash resources, together with the expected revenue from our future seasonal lines and other retail products, will be sufficient to satisfy our cash requirements through fiscal 2004 and into fiscal 2005. Thereafter, if cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements and the remaining notes payable due in the second quarter of fiscal 2005 that are not ultimately converted, we will need to raise additional funds through the public or private sale of our equity or debt securities or from other sources. No assurance can be given that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. The timing and amount of our capital requirements will depend on a number of factors, including demand for our products, the need for merchandising and promotional programs and competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders will experience additional dilution. Such additional securities may have rights, preferences, or privileges senior to those of our common stockholders. There can be no assurance that the additional financing will be available on terms favorable to us, if at all. If adequate funds are not available, or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance products or otherwise respond to competitive pressures could be significantly limited. Our business, financial condition and results of operations may be harmed by such limitations.

Contractual Obligations and Commitments

The following table summarizes contractual obligations and commitments at March 31, 2004.

	Payments due per period
	Total Committed	Less than 1 year	1–3 years	4–5 years	Over 5 years
Operating leases	$999,000	$137,000	$428,000	$194,000	$240,000
Notes payable	687,500	—	687,500	—	—

Total	$1,686,500	$137,000	$1,115,500	$194,000	$240,000

Risks and Uncertainties

The following is a summary description of the many risks we face in our business. You should carefully review these risks and the other information described in this report in evaluating our business.

Dickie Walker has had limited operations and a history of losses that make our future operating results difficult to predict.

Our business began in October 2000. We have a limited operating history and you have limited historical information about us on which to base your investment decision. We face the risks and uncertainties of other early-stage companies. We have had accumulated losses from operations since our inception and may incur future losses from operations. At March 31, 2004, the accumulated deficit was approximately $4,709,000. Our limited operating history and history of losses make future operating results difficult to predict.

Dickie Walker may need additional financing and we may not be able to obtain it.

At March 31, 2004, approximately $1,358,000 in cash and cash equivalents was available to fund operations. We believe that existing cash resources, together with the expected revenue from our future seasonal lines and other retail products, will be sufficient to satisfy our cash requirements through fiscal 2004 and into fiscal 2005. Thereafter, if cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements and the notes payable due in the second quarter of fiscal 2005 that are not ultimately converted, we will need to raise additional funds through the public or private sale of our equity or debt securities or from other sources. The timing and amount of our capital requirements will depend on a number of factors, including demand for our products, the need for merchandising and promotional programs and competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our then-existing stockholders will be reduced. We cannot assure you that additional financing will be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, our ability to fund operations, fund expansion, take advantage of unanticipated opportunities, develop or enhance products or otherwise respond to competitive pressures could be significantly limited. Our business, financial condition and results of operations may be harmed by such limitations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Dickie Walker relies on West Marine for the vast majority of our business and the loss of West Marine as a customer could decrease sales and impede our ability to attain profitability.

We have an agreement with West Marine under which we will provide the private label apparel line for West Marine’s retail stores, catalogs, and Internet website. Sales to West Marine accounted for approximately 73% and 86% of our sales for the three and six months ended March 31, 2004 and 2003, respectively and approximately 82% and 87% of our sales for the years ended September 30, 2003 and 2002, respectively. Our agreement with West Marine expires in December 2004. Should the agreement terminate prior to December 2004, or should the agreement not be renewed at that time, we may not have sufficient sales from other customers to achieve profitability.

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

We have one retail store in La Jolla, California. We ended our negotiations for lease space to open a second store in Long Beach, California. There are many risks associated with our entry into retailing including: our ability to find suitable locations for our stores on reasonable rental terms; potential premises liability; the risks associated with long-term leases; the leasehold improvement cost required to create the nautical image of the Dickie Walker brand; our ability to manage our relationships with specialty retailers who currently sell our products; our ability to select and sell nautically-inspired merchandise which complements the Dickie Walker brand; and competition from other retailers.

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

Stockholders of Dickie Walker who are directors and executive officers own approximately 42% of our shares and may exercise significant influence over our direction and policies.

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

Our shares are currently listed on The Nasdaq SmallCap Market. On February 18, 2004, we received a notification from Nasdaq stating that we were not in compliance with Nasdaq Marketplace Rule 4310(c)(2)(B) which requires a company to have a minimum of $2,500,000 in stockholders’ equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. We notified Nasdaq staff that we were in the process of converting our 7% Subordinated Convertible Promissory Notes (the “Notes”) into common stock in order to satisfy the stockholders’ equity requirement for continued listing. As of March 31, 2004, noteholders, primarily Directors of the Company, had converted their Notes at the original conversion price of $3.60 per share, resulting in an increase in shareholders’ equity of $202,500. In addition, the Company had extended an offer to the remaining noteholders to convert their Notes into common stock at an amended conversion price of $1.69 per share. These initiatives and our net income for the quarter ended March 31, 2004 enabled us to regain compliance with Nasdaq’s stockholders’ equity listing requirements at March 31, 2004.

If we should again fail to continue to meet one or more of the listing standards, our shares would be subject to delisting. If this should occur, trading of the shares would be conducted in the over-the-counter market on the Electronic Bulletin Board, a National Association of Securities Dealers, Inc. (“NASD”) sponsored interdealer quotation system. As a result, investors may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the shares. In addition, if the shares cease to be listed on The Nasdaq SmallCap Market and we fail to meet certain other criteria, trading of the shares would be subject to Securities and Exchange Commission rules regulating broker-dealer practices in connection with transactions in “penny stock.” If the shares became subject to the penny stock rules, many brokers may be unwilling to engage in transactions in the shares because of the disclosure requirements under Section 15(g) of the Exchange Act which require that in order for a broker dealer to approve a customer’s account for transactions in penny stocks, a broker or dealer must determine that transactions penny stocks are suitable for the customer, and deliver a written statement of the basis for their determination to the customer, who must sign the written statement.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock by our stockholders in the market and after our stockholders’ lockup agreements have expired. These factors could make it more difficult for us to raise funds through future offerings of our equity securities. We currently have 3,736,250 shares of common stock outstanding. Of such shares, 1,486,775 shares are freely tradable without restriction or further registration under the Securities Act. All of the remaining outstanding shares are “restricted securities,” as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended, and may only be sold pursuant to a registration statement under the Securities Act or an applicable exemption from the registration requirements of the Securities Act, including Rule 144 there under. Our Chief Executive Officer, Gerald W. Montiel, and Montiel Family LLC, agreed not to offer, sell, or otherwise dispose of their shares until May 15, 2004 without the prior written consent of the representative of the underwriters.

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

As of the end of the period covered by this Quarterly Report on Form 10-QSB, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2004. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

At March 31, 2004, we had expended approximately $3,955,000 of the net offering proceeds from our initial public offering in May 2002 for the following purposes: tenant improvements for our retail store and our headquarters facility—$680,000; purchase of furniture, fixtures, equipment and software—$179,000; increase in accounts receivable—$344,000; product development, including design expense—$595,000; marketing and promotional programs, sales staff and customer service—$1,335,000; and the balance for other working capital purposes.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s 2004 Annual Meeting of Stockholders was held on March 8, 2004, in Oceanside, California, for the following purposes:

1.	The following five directors were elected to serve a one-year term that will expire at the Company’s 2005 Annual Meeting of Stockholders:

	For	Against	Withheld
Gerald W. Montiel	3,306,080	—	100
W. Brent Robinson	3,306,080	—	100
Norman Lefkovits, Jr.	3,306,080	—	100
Brian F. Kaminer	3,306,080	—	100
James R. Smith	3,306,080	—	100

2.	The stockholders approved the amendment to the 2002 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance there under from 500,000 shares to 750,000 shares. The total number of votes cast for and against was 2,093,288 and 129,170, respectively, with 15,500 abstentions.

3.	The stockholders ratified the appointment of Ernst & Young, LLP as the Company’s independent public accountants for the fiscal year ending September 30, 2004. 3,306,180 votes were cast for the appointment with no abstentions or votes cast against.

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

On February 12, 2004, we filed a report on Form 8-K relating to financial information for Dickie Walker Marine, Inc. for the quarter ended December 31. 2003, as presented in a press release of February 12, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 28, 2004

DICKIE WALKER MARINE, Inc. (Registrant)
By:	/s/ Todd W. Schmidt

(Todd W. Schmidt) Chief Financial Officer (Principal Financial and Accounting Officer)