Form 10QSB
period 2004-06-30
DICKIE WALKER MARINE INC
filed 2004-08-10
CIK 1138724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the Registrant’s Common Stock as of June 30, 2004, was 3,992,432.

DICKIE WALKER MARINE, INC.

i

PART I. - FINANCIAL INFORMATION

I tem 1. Financial Statements

Dickie Walker Marine, Inc.

Balance Sheets

	June 30, 2004	September 30, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,015,754	$2,687,901
Accounts receivable, net	227,534	129,720
Inventories, net	1,173,845	797,135
Prepaid expenses and other current assets	252,353	158,016

Total current assets	2,669,486	3,772,772

Property and equipment, net	815,485	1,000,554
Deferred financing costs, net	6,434	12,868
Other assets	77,761	62,504

Total Assets	$3,569,166	$4,848,698

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$193,642	$273,916
Accrued expenses	58,591	91,262
Deferred revenue	—	594,290
Accrued interest on notes payable to stockholders	8,289	10,500
Current portion of capital lease obligation	47,407	43,579

Total current liabilities	307,929	1,013,547

Notes Payable to Stockholders	281,250	900,000
Capital Lease Obligation, less Current Portion	34,695	70,744
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock - $.001 par value, 2,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock - $.001 par value, 50,000,000 shares authorized: 3,992,432 and 3,680,000 shares issued and outstanding at June 30, 2004 and September 30, 2003, respectively	3,992	3,680
Warrant	6,075	6,075
Additional paid-in capital	7,642,110	6,987,550
Accumulated deficit	(4,706,885)	(4,132,898)

Total stockholders’ equity	2,945,292	2,864,407

Total Liabilities and Stockholders’ Equity	$3,569,166	$4,848,698

See accompanying notes.

Dickie Walker Marine, Inc.

Statements of Operations

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
Net sales	$1,575,119	$1,360,581	$3,926,096	$3,808,424
Cost of sales	1,030,962	971,909	2,720,412	2,736,378

Gross profit	544,157	388,672	1,205,684	1,072,046

Selling, general and administrative expenses	504,258	593,468	1,697,839	1,895,307

Income (loss) from operations	39,899	(204,796)	(492,155)	(823,261)
Other income (expense):
Interest expense	(27,508)	(21,589)	(69,251)	(65,839)
Interest income	1,309	6,760	7,520	31,667
Other expense	(11,421)	(9,560)	(20,101)	(25,070)

Total other income (expense)	(37,620)	(24,389)	(81,832)	(59,242)

Net income (loss)	$2,279	$(229,185)	$(573,987)	$(882,503)

Net income (loss) per share: Basic and diluted	$0.00	$(0.06)	$(0.15)	$(0.24)

Weighted average shares outstanding: Basic and diluted	3,967,095	3,680,000	3,775,349	3,680,000

See accompanying notes.

Dickie Walker Marine, Inc.

Statements of Cash Flows

(Unaudited)

	Nine months ended June 30,
	2004	2003
Operating Activities:
Net loss	$(573,987)	$(882,503)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	211,348	237,483
Inventory reserves	35,000	35,000
Allowance for doubtful accounts	(5,000)	(20,000)
Common stock issued in exchange for services	13,400	—
Amortization of below market stock issuance	22,722	—
Amortization of deferred financing costs	6,434	6,434
Changes in operating assets and liabilities:
Accounts receivable	(92,814)	(60,948)
Inventories	(411,710)	(68,563)
Prepaid expenses and other current assets	(94,337)	(148,930)
Accounts payable	(80,274)	136,096
Accrued expenses	(34,882)	(45,881)
Customer advances	—	(725,336)
Deferred revenue	(594,290)	506,724

Net cash used in operating activities	(1,598,390)	(1,030,424)

Investing Activities:
Purchases of property and equipment	(22,741)	(798,829)
Other assets	(18,795)	(16,273)

Net cash used by investing activities	(41,536)	(815,102)

Financing Activities:
Payments on capital lease obligation	(32,221)	(28,802)

Net cash used in financing activities	(32,221)	(28,802)

Decrease in cash and cash equivalents	(1,672,147)	(1,874,328)
Cash and cash equivalents at beginning of period	2,687,901	4,971,001

Cash and cash equivalents at end of period	$1,015,754	$3,096,673

Supplemental disclosure of cash flow information:
Common stock issued in exchange for services	$13,400	$—

Conversion of notes payable to common stock	$618,750	$—

Interest paid	$42,306	$43,356

See accompanying notes.

Dickie Walker Marine, Inc.

Notes to Financial Statements – Unaudited

1.	The Company – Dickie Walker Marine, Inc. (the “Company”) was originally incorporated in California in October 2000 under the name Montiel Marketing Group, Inc. The Company changed its name in February 2001 to Dickie Walker Marine, Inc. and reincorporated in the State of Delaware in February 2002. The Company designs, markets and distributes nautically inspired apparel, accessories and decorative items and operates in two segments – wholesale and retail. As net sales, net loss and total assets of the Company’s retail segment are each less than ten percent of the Company’s total, segment disclosures have not been made.

2.	Basis of Presentation – The accompanying financial statements of Dickie Walker are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations for the year ended September 30, 2003, contained in the Company’s Form 10-KSB. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company experiences seasonal fluctuations in sales and income with a substantial portion of sales occurring in the second and third quarter of the fiscal year.

The Company has accumulated losses from operations since inception. Management’s current business plan for fiscal 2004 reflects continued initiatives to increase revenue, reduce cost of goods sold as a percentage of revenue, and control selling, general and administrative costs. In July 2004, the Company raised $600,000 in a private placement financing. Management believes that existing cash resources, together with amounts recently raised and with the expected revenue from the Company’s future seasonal lines and other retail products, will be sufficient to satisfy its cash requirements through fiscal 2004 and into fiscal 2005. Thereafter, if cash generated from operations is insufficient to satisfy the Company’s working capital and capital expenditure requirements and the notes payable due in the second quarter of fiscal 2005, the Company will need to raise additional funds through the public or private sale of its equity or debt securities or from other sources. Although management cannot guarantee that planned results will be achieved in fiscal 2004 or that, if needed, sufficient debt or equity capital will be available to the Company under acceptable terms, if at all, management believes that the planned revenue and expense assumptions can be realized.

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

Pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the dates of grant using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Risk-free interest rate	3%	3% - 5%	3%	3% - 5%
Expected life of options	5 years	5 years	5 years	5 years
Expected stock volatility	1.003	1.120	1.003	1.120
Expected dividend rate	0%	0%	0%	0%

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock-based compensation.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$2,279	$(229,185)	$(573,987)	$(882,503)
Employee stock-based compensation determined under the fair value method	(21,933)	(50,487)	(60,377)	(144,760)

Pro forma net loss	$(19,654)	$(279,672)	$(634,364)	$(1,027,263)

Basic and diluted net income (loss) per share:
As reported	$0.00	$(0.06)	$(0.15)	$(0.24)
Pro forma	$0.00	$(0.08)	$(0.17)	$(0.28)

The calculation of dilutive shares excludes the effect of the following options that are considered anti-dilutive.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Anti-dilutive options	306,000	239,500	306,000	239,500

5.	Revenue Recognition – Revenue is recognized when title and risk of loss transfers to the customer. Generally, the Company’s shipping terms are FOB shipping point. Provisions are made for estimated product returns and sales allowances.

6.	Allowance for Doubtful Accounts – The Company evaluates the collectibility of its trade receivables based on a combination of factors. The Company regularly analyzes its significant customer accounts, and, when the Company becomes aware of a specific customer’s inability to meet its financial obligations to it, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to the amount reasonably believed to be collectible. The Company also records reserves for bad debt for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be further adjusted or the related receivables could be written-off to the allowance as uncollectible.

7.	Inventories – Inventories consist of the following:

	June 30, 2004	September 30, 2003
Raw materials	$63,663	$57,971
Work-in-process	43,837	47,797
Finished goods	1,066,345	691,367

Total	$1,173,845	$797,135

Inventories are carried at the lower of cost (first-in, first-out) or market.

In January 2003 the Company amended its Strategic Alliance Agreement with West Marine Products, Inc. (“West Marine”) to transfer title of inventory for which West Marine made advance payments to the Company. Prior to January 2003, title passed upon the shipment of inventory by the Company to West Marine retail stores. The amendment transfers title, but not risk of loss, upon payment for the inventory by West Marine. In addition, the Company entered into a three-way agreement with West Marine and a bank wherein the bank is granted a first priority perfected security interest in the West Marine inventory subject to the Company’s claim for unpaid charges. The Company continues to defer recognition of revenue until risk of loss has passed to the customer. Therefore advance payments less related cost of sales are classified as deferred revenue.

8.	Comprehensive Income – SFAS No. 130, Reporting Comprehensive Income established standards for reporting and display of comprehensive income and its components. Net income (loss) was the same as comprehensive income (loss) for the periods presented.

9.	Significant Customer – Sales to West Marine accounted for approximately 80% and 76% of the Company’s net sales for the three and nine month periods ended June 30, 2004, respectively, as compared to approximately 81% and 85%, of the Company’s net sales for the three and nine month periods ended June 30, 2003, respectively.

10.	Conversion of Notes Payable to Stockholders – During April 2001, the Company closed a private placement (“2001 Private Placement”) of 44 units, each unit consisting of 12,500 shares of the Company’s common stock and a $22,500 subordinated convertible four-year promissory note with a stated interest rate of 7% per annum (“Note”). At the option of the holder, the Note is convertible into shares of the Company’s common stock at $3.60 per share, or 6,250 shares per unit. Certain directors and affiliates converted their Notes totaling $202,500, into common stock under the Note terms. In March 2004, the Company extended an offer to non-affiliate holders of the Notes to convert the outstanding Notes at a price of $1.69 per share. The offer was effective as of April 1, 2004 through April 9, 2004. During April 2004, holders of an aggregate of $416,250 of Notes converted their Notes plus accrued interest into 256,182 shares of common stock. Because the conversion price of $1.69 per share was below the closing price of the shares of the Company’s common stock, the Company charged the difference to interest expense in the quarter ended June 30, 2004.

11.	Subsequent Event – During July 2004, the Company closed a private placement (“2004 Private Placement”) of 24 units, each unit costing $25,000 and consisting of 9,375 shares of the Company’s common stock, a $12,500 three-year promissory note with a stated interest rate of 8% per annum, and 5,000 30-month warrants to purchase common stock at $2.10 per share.

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

The following table sets forth, as a percentage of net sales, statements of operations data for the periods indicated.

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
Net sales	100%	100%	100%	100%

Cost of sales	65	71	70	72

Gross profit	35	29	30	28

Selling, general and administrative expenses	32	44	43	50

Income / (loss) from operations	3	(15)	(13)	(22)

Other expense – net	(3)	(2)	(2)	(1)

Net income (loss)	0%	(17)%	(15)%	(23)%

Results of Operations

Three and nine month periods ended June 30, 2004 compared to the three and nine month periods ended June 30, 2003

Our sales for the three and nine months ended June 30, 2004 increased by approximately 16% and 3%, respectively, from the comparable periods in fiscal 2003 due primarily to the increase in sales of wholesale and retail sales of Dickie Walker™ brand products. Wholesale sales increased by 19% and retail sales increased by 37%, respectively, over the third quarter of fiscal 2003, and 58% and 65%, respectively over the first nine months of fiscal 2003. These increases were due to the growing customer acceptance of Dickie Walker™ brand products. Sales of West Marine® private label branded products for the three months ended June 30, 2004 increased by approximately 14% over the comparable period in fiscal 2003. This increase was due to the acceleration of product normally shipped in the fourth quarter to West Marine as we prepared to exit our private label business with them. Sales of West Marine® private label branded products for the nine months ended June 30, 2004 decreased by 8% from the comparable 2003 period. We expect no significant future sales to West Marine. Over the next two quarters, which are typically our slowest quarters of the year, we believe that sales will be equal to or slightly lower than the comparable quarters of the prior year as we transition our business exclusively to the Dickie Walker brand.

Our gross profit as a percentage of sales was approximately 35% and 30%, respectively, for the three and nine months ended June 30, 2004 as compared to 29% and 28% for the comparable 2003 periods. The fiscal year 2004 gross profit percentage improvement over the comparable 2003 periods was due primarily to improved sourcing of products manufactured overseas and reduced overhead costs.

Selling, general and administrative expenses were approximately 32% and 43% of net sales, respectively, for the three and nine months ended June 30, 2004 as compared to 44% and 50% for the comparable 2003 periods and represents a decrease in absolute dollars of approximately 15% and 10%, respectively. The absolute dollar period over period decrease for the three and nine months ended June 30, 2004 was primarily due to a decrease in payroll and payroll related expenses as the Company reduced staff. In addition, lower expenditures for trade shows and catalogs, public company related activities, travel and entertainment, and depreciation and amortization charges offset increases in legal and accounting and sales commissions and contributed to the reduced expenses for both the quarter and year-to-date.

Interest expense remained relatively unchanged between comparable periods. These expenses represent interest on the notes payable to stockholders, a capital lease obligation and the amortization of financing costs.

Interest income reflects earnings on a money market account containing unused funds from our initial public offering in May 2002 and has decreased period to period as the Company utilizes remaining funds to finance operations.

As a result of the factors described above, we had net income of approximately $2,000 and a net loss of approximately $574,000 for the three and nine month periods ended June 30, 2004, respectively as compared to net losses of approximately $229,000 and $883,000 for the three and nine month periods ended June 30, 2003, respectively. Even in light of the future sales expectations previously described, we believe that with our improved product sourcing and reduced operating expenses, our operating results for the next two quarters will show improvement over the comparable quarters of the prior year.

Liquidity and Capital Resources

Since our inception, we have funded our operations and satisfied our capital expenditure requirements primarily with proceeds from sales of common stock to our founders, the private placement of our common stock and promissory notes in fiscal 2001, and our initial public offering in fiscal 2002. In the quarter ended June 30, 2002, we completed our initial public offering and received approximately $5,287,000 in cash, net of underwriting discounts, commissions, and other related expenses. Proceeds from these financing sources since inception and through June 30, 2004 totaled approximately $7,773,000 and capital equipment lease financing totaled approximately $207,000.

Net cash used in operating activities of approximately $1,598,000 for the nine months ended June 30, 2004, resulted primarily from a decrease in deferred revenue related to West Marine business, increases in inventory and accounts receivable, a decrease in accounts payable and accrued expenses, and the nine-month loss, net of depreciation and amortization. Approximately $1,030,000 of cash was used in operating activities for the nine months ended June 30, 2003, and resulted primarily from the loss for the period, an increase in prepaid expenses and a net decrease in advances from West Marine.

Net cash used in investing activities, primarily capital expenditures, totaled approximately $42,000 and $815,000 for the nine months ended June 30, 2004 and 2003, respectively. The capital expenditures for the nine months ended June 30, 2004 were primarily for trade show fixtures and warehouse equipment. The $815,000 primarily represents expenditures for leasehold improvements and equipment for our retail store and leasehold improvements to our warehouse and headquarters facility.

During April 2001, we closed a private placement (“Private Placement”) of 44 units, each unit consisting of 12,500 shares of the Company’s common stock and a $22,500 subordinated convertible four-year promissory note with a stated interest rate of 7% per annum (“Note”). At the option of the holder, the Note is convertible into shares of the Company’s common stock at $3.60 per share, or 6,250 shares per unit. Certain directors and affiliates converted their Notes into common stock as of March 31, 2004. In March 2004, the Company extended an offer to non-affiliate holders of the Notes to convert the outstanding Notes at a price of $1.69 per share. The offer was effective as of April 1, 2004 through April 9, 2004. As a result of these transactions, $618,750 of Notes was converted into common stock.

During July 2004, we closed a private placement (“2004 Private Placement”) of 24 units, each unit costing $25,000 and consisting of 9,375 shares of the Company’s common stock, a $12,500 three-year promissory note with a stated interest rate of 8% per annum, and 5,000 30-month warrants to purchase common stock at $2.10 per share. Gross proceeds totaled $600,000 and are planned to be used to open additional retail stores and for general working capital purposes.

At June 30, 2004, approximately $1,016,000 in cash and cash equivalents was available to fund operations. In addition, in July 2004, we raised $600,000 in a private placement financing. We believe that existing cash resources, together with the expected revenue from our future seasonal lines and other retail products, will be sufficient to satisfy our cash requirements through fiscal 2004 and into fiscal 2005. Thereafter, if cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements and the remaining notes payable due in the second quarter of fiscal 2005, we will need to raise additional funds through the public or private sale of our equity or debt securities or from other sources. No assurance can be given that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. The timing and amount of our capital requirements will depend on a number of factors, including demand for our products, the need for merchandising and promotional programs and competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders will experience additional dilution. Such additional securities may have rights, preferences, or privileges senior to those of our common stockholders. There can be no assurance that the additional financing will be available on terms favorable to us, if at all. If adequate funds are not available, or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance products or otherwise respond to competitive pressures could be significantly limited. Our business, financial condition and results of operations may be harmed by such limitations.

Contractual Obligations and Commitments

The following table summarizes contractual obligations and commitments at June 30, 2004.

	Payments due per period
	Total Committed	Less than 1 year	1 - 3 years	4-5 years	Over 5 years
Operating leases	$964,000	$137,000	$421,000	$191,000	$215,000
Notes payable	281,250	281,250		—	—

Total	$1,245,250	$418,250	$421,000	$191,000	$215,000

Risks and Uncertainties

The following is a summary description of the many risks we face in our business. You should carefully review these risks and the other information described in this report in evaluating our business.

We have had limited operations and a history of losses that make our future operating results difficult to predict.

Our business began in October 2000. We have a limited operating history and you have limited historical information about us on which to base your investment decision. We face the risks and uncertainties of other early-stage companies. We have had accumulated losses from operations since our inception and may incur future losses from operations. At June 30, 2004, the accumulated deficit was approximately $4,707,000. Our limited operating history and history of losses make future operating results difficult to predict.

We may need additional financing and we may not be able to obtain it.

At June 30, 2004, approximately $1,016,000 in cash and cash equivalents was available to fund operations. In July 2004, we raised an additional $600,000 in a private placement financing. We believe that existing cash resources, together with the expected revenue from our future seasonal lines and other retail products, will be sufficient to satisfy our cash requirements through fiscal 2004 and into fiscal 2005. Thereafter, if cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements and the notes payable due in the second quarter of fiscal 2005 that are not ultimately converted, we will need to raise additional funds through the public or private sale of our equity or debt securities or from other sources. The timing and amount of our capital requirements will depend on a number of factors, including demand for our products, the need for merchandising and promotional programs and competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our then-existing stockholders will be reduced. We cannot assure you that additional financing will be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, our ability to fund operations, fund expansion, take advantage of unanticipated opportunities, develop or enhance products or otherwise respond to competitive pressures could be significantly limited. Our business, financial condition and results of operations may be harmed by such limitations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Our decision to exit the West Marine private label business could decrease sales and impede our ability to achieve profitability.

We have an agreement with West Marine under which we will provide the private label apparel line for West Marine’s retail stores, catalogs, and Internet website. Sales to West Marine accounted for approximately 80% and 76% of our net sales for the three and nine-month periods ended June 30, 2004, respectively, approximately 81% and 85%, of our net sales for the three and nine month periods ended June 30, 2003, respectively, and approximately 82% and 87% of our sales for the years ended September 30, 2003 and 2002, respectively. Our agreement with West Marine expires in December 2004, but we have made the decision to exit the private label business immediately and expect no significant future sales from West Marine. If we are unable to increase wholesale and retail sales of Dickie Walker™ brand products to replace sales to West Marine, we may not be able to achieve profitability.

It is difficult to predict the rate at which consumers will purchase our products from our retailers, and if the rate is low, sales may be lower than anticipated.

We are unable currently to estimate the rate at which consumers will purchase our products from our retailers, which we refer to as the rate of sell-through. The rate of sell-through will depend on factors such as the placement of apparel and accessories in the stores, the types of customers who patronize the stores, the merchandising of our products, acceptance of our designs, and our ability to build customer loyalty to our brands. We have the ability to affect the merchandising and display of our products, but many of the other factors are not in our control. If there was a low rate of sell-through of our products, retailers may reduce reorders of apparel or accessories or could reduce purchase commitments for the next season’s collection. Either of these events could decrease our sales.

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

The apparel industry historically has been subject to substantial cyclical variations. Apparel manufacturers rely on the expenditure of discretionary income for sales of their products. Accordingly, any downturn, whether real or perceived, in the general economy or uncertainties regarding future economic prospects that affect consumer-spending habits could decrease our sales. During the past several years, various retailers have experienced financial difficulties. Financial problems experienced by our retailers could have a direct and adverse impact on sales of our products.

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

Competition in the nautical apparel and accessories market is intense and if we fail to compete effectively, we may not be successful in increasing sales or in achieving profitability.

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

Our entry into retailing will present challenges.

We operate one retail store in La Jolla, California. We are in negotiations for lease space to open retail stores in several other locations. There are many risks associated with our entry into retailing including: our ability to find suitable locations for our stores on reasonable rental terms; potential premises liability; the risks associated with long-term leases; the leasehold improvement cost required to create the nautical image of the Dickie Walker brand; our ability to manage our relationships with specialty retailers who currently sell our products; our ability to select and sell nautically-inspired merchandise which complements the Dickie Walker brand; and competition from other retailers.

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

Stockholders of Dickie Walker who are directors and executive officers own approximately 41% of our shares and may exercise significant influence over our direction and policies.

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

Our shares are currently listed on The Nasdaq SmallCap Market. On February 18, 2004, we received a notification from Nasdaq stating that as of December 31, 2003, we were not in compliance with Nasdaq Marketplace Rule 4310(c)(2)(B) which requires a company to have a minimum of $2,500,000 in stockholders’ equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. We notified Nasdaq staff that we were in the process of converting our 7% Subordinated Convertible Promissory Notes (the “Notes”) into common stock in order to satisfy the stockholders’ equity requirement for continued listing. As of June 30, 2004, noteholders who were also Directors of the Company had converted their Notes, resulting in an increase in shareholders’ equity of $180,000. In addition, in April 2004, other noteholders converted Notes totaling $438,750 into common stock at an amended conversion price of $1.69 per share. These initiatives and our net income for the quarters ended March 31, 2004 and June 30, 2004 enabled us to be in compliance with Nasdaq’s stockholders’ equity listing requirements at March 31, 2004 and June 30, 2004.

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

We do not pay dividends on our common stock and investors will have to rely on increases in its share price to obtain a return on their investment.

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

We could use the issuance of additional shares of our authorized stock to deter a change in control even if a change in control would be beneficial to our stockholders.

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

Future sales of our common stock by our stockholders may depress our stock price.

We currently have 3,992,432 shares of common stock outstanding. Of such shares, approximately 1,900,000 shares are freely tradable without restriction or further registration under the Securities Act. All of the remaining outstanding shares are “restricted securities,” as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended, and may only be sold pursuant to a registration statement under the Securities Act or an applicable exemption from the registration requirements of the Securities Act, including Rule 144 there under.

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

As of the end of the period covered by this Quarterly Report on Form 10-QSB, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and

Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2004. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

It em 2. Changes in Securities and Use of Proceeds

At June 30, 2004, we had expended approximately $4,402,000 of the net offering proceeds from our initial public offering in May 2002 for the following purposes: tenant improvements for our retail store and our headquarters facility - $680,000; purchase of furniture, fixtures, equipment and software - $170,000; increase in accounts receivable - $205,000; product development, including design expense - $645,000; marketing and promotional programs, sales staff and customer service - $1,432,000; and the balance for other working capital purposes.

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

Item 3. D efaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

(b)	Reports on Form 8-K

On April 14, 2004, we filed a report on Form 8-K relating to a notification from Nasdaq stating that as of December 31, 2003, the Company was not in compliance with Nasdaq listing requirements, but that the Company believed that it had regained compliance with Nasdaq’s equity listing requirements.

On April 28, 2004, we filed a report on Form 8-K relating to financial information for Dickie Walker Marine, Inc. for the quarter ended March 31, 2004, as presented in a press release of April 28, 2004.

Si gnatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2004

DICKIE WALKER MARINE, Inc.
(Registrant)

By:	/s/ Todd W. Schmidt
(Todd W. Schmidt)
Chief Financial Officer
(Principal Financial and Accounting Officer)