Form 10KSB
period 2004-09-30
DICKIE WALKER MARINE INC
filed 2004-12-29
CIK 1138724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-1138724

DICKIE WALKER MARINE, INC.

(Name of small business issuer as specified in its charter)

Delaware	33-0931599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1405 South Coast Highway Oceanside, CA	92054
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (760) 450-0360

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Issuer’s revenues for the fiscal year ended September 30, 2004 were $4,464,954.

At November 30, 2004, 4,301,806 common shares (issuer’s only class of voting stock) were outstanding. The aggregate market value of the 2,706,306 common shares of the registrant held by nonaffiliates on that date (based upon the closing price on the Nasdaq system) was $2,435,675.

Documents Incorporated by Reference

Certain portions of the registrant’s Proxy Statement relating to the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

The Dickie Walker brand of apparel and accessories is distributed through specialty retailers and coastal stores. We opened a retail store in December 2002 in La Jolla, California. This store emphasizes coastal and marine inspired lifestyle merchandise.

Industry and the Market

Boating and water-related activities are very popular in the United States. Much of the U.S. population lives in close proximity to an ocean, lake, river or body of water capable of supporting recreational boating. According to the National Marine Manufacturer’s Association, nearly 72 million people participated in recreational boating during the year 2003. We believe that the U.S. population’s close proximity to water coupled with its interest in boating and the coastal environment lifestyle provides us with an opportunity to develop a successful nautical lifestyle brand.

We believe that there are no significant companies currently addressing this customer base by focusing on nautically-inspired apparel and accessories. While numerous companies provide apparel for resorts, coastal stores and marine supply stores, we believe they do not design their apparel and accessories to appeal to consumers who aspire to the coastal environment, boating, or the nautical lifestyle in the niche market we have identified.

Products

Design

We endeavor to create innovative designs that fit our customers’ needs. The Dickie Walker branded apparel line features comfort wear for men and women who enjoy the coastal lifestyle. Our apparel is made with quality fabrics and is designed with a full, active fit for comfort and movement. Nautical embellishments including embroidery and graphic designs play a key role in defining the line. We currently offer three lines of apparel – our captain’s collection, a luxury line of high quality, “less casual” attire; our boatyard line, consisting of soft, washed-down, casual clothing; and our low pressure line, a technical line of water-proof, wind-resistant apparel. We offer two seasonal collections of products each year – a spring collection and a fall collection.

The Dickie Walker line of gift and decorative items are nautically inspired pieces for the home, office or boat. Many are designed specifically to be “boat functional”, that is, for example, they are mildew proof, non-corrosive and are sized to fit a boat’s dimensions. Targeting the same consumer as our apparel line, these items appeal to middle-class and more affluent consumers in the 30 to 60 years-old range who enjoy and identify with the coastal lifestyle.

Our gift and decorative items consist of domestic soft goods, such as towels, linens, rugs, pillows, bags, placemats, napkins, potholder mitts, and aprons; cocktail coasters; storage containers; tote and duffel bags; blankets; candles; and stationery items, such as log books, photo albums, journals, guest books, and decorative note pads. We design these accessories to incorporate elements of the sea to provide a nautical look and feel. Some of our accessories are designed specifically for use in vessel galleys and other interior applications.

Production

We employ an experienced production management and sourcing team. We contract with domestic and overseas independent contractors to produce fabric and to cut and sew our apparel. International manufacturers and suppliers typically require a 50% -60% deposit prior to beginning work. We are generally required to place orders with international manufacturers three or four months before the proposed shipment date. We pay all our major vendors in U.S. dollars.

Use of offshore manufacturers enables us to secure better pricing on volume goods than that offered by many domestic manufacturers. Domestic manufacturing typically costs more than offshore manufacturing. We use domestic manufacturing for quick-turn items and specialty items not available from offshore suppliers. We estimate currently that offshore manufacturers supply approximately 54% of our products and 46% are supplied by domestic manufacturers. Our orders are placed and delivered through written orders with both our overseas and domestic suppliers.

Marketing and Sales and Distribution

Our primary goal is to focus on building the Dickie Walker lifestyle brand of apparel, gifts and accessories aimed at the boater or coastal enthusiast. We discontinued our private label business with West Marine in late fiscal 2004 and plan to launch our own mail order catalogs in the Spring of 2005. We intend to use an integrated marketing plan in distributing the Dickie Walker brand. This plan includes selling the Dickie Walker products to select wholesale accounts, through our own retail stores and through our catalogs and our web site, www.dickiewalker.com. We believe these distribution channels can complement and supplement each other in a brand enhancing manner.

Catalogs and the Internet

Although we have done very little to promote our Internet web site to date, we have sold small quantities of our products through this channel. In 2005 we intend to accelerate the promotion of the site via advertising, the use of search engines and by attending consumer boat shows and using “email blasts” and banner ads. We are currently in the process of upgrading the web site to be more user-friendly and easy to shop. In 2005 we plan to introduce a mail order catalog titled “Dickie Walker Boat to Home.” The catalog will carry Dickie Walker apparel for men and woman and numerous decorative and functional items for boats. A major emphasis and challenge of the catalog will be to graphically and visually project an image that will be appealing to the boating consumer.

We intend to place our largest distribution and marketing investment, focus and emphasis on growing our catalog and related Internet business. Our efforts over the past three years have led us to conclude that this is the best opportunity and most cost-effective way to build a viable company. We believe that we can identify potential customers through the purchase of lists of names of boaters, yacht club members and coastal living enthusiasts. We also have a current house file of names we have accumulated who have previously purchased Dickie Walker product.

Wholesale Channels

Our products are sold to specialty retailers, yacht clubs, resorts, upper end sporting goods stores and marina stores throughout the United States. In fiscal 2005 our goal is to target fewer wholesale accounts and to focus only to larger accounts that are capable of selling more products. Focus will be given to accounts that will carry a larger quantities and a wider variety of the Dickie Walker lines. Our focus will be on adding accounts that will feature a full merchandising display of Dickie Walker products. In fiscal 2005, we also plan to expand our wholesale distribution through the opening of “associate stores,” which are areas within customer-owned stores that feature a wide array of our products, combined with our merchandising profiles, fixtures, and images. To this end, we use a network of independent sales representatives to market our products to these accounts, and we pay our independent sales representatives a commission on shipped and collected invoices after a sale. We currently have nine independent and one in-house sales representatives. Although our fiscal 2004 wholesale sales showed a 97% increase over fiscal 2003, we will place a lesser emphasis on growing our wholesale business in 2005, as this will allow us a more focused approach to the marketing and development of our catalog and Internet business.

Retail Stores

We opened our first retail store in La Jolla, California in December 2002 as a brand building and profit initiative. Although we have explored numerous opportunities over the past two years, we have not found the right combination of location and financing to enable us to open another store. As the cost of opening a retail store is expensive, we will likely explore some form of partnership in order to do so. We will continue to review locations with retail space of approximately 1,800 square feet in West Coast tourist areas. The length of time it will take to open stores depends upon several factors, including how quickly we can identify and lease suitable retail space. We believe that a strong merchandising presentation of apparel and lifestyle items, store fixtures, and nautical point-of-sale decor and materials in a complete coastal living shopping environment will appeal to consumers as a unique destination store.

Private Label Sales

For the past three years, we have had an agreement with West Marine Products, Inc. to provide substantially all of the design, sourcing, manufacturing and distribution for West Marine’s private label apparel line, excluding shoes and foul weather gear. Sales to West Marine have accounted for the majority of our revenues to date and our relationship with them has enabled us to build an infrastructure on which to grow the Dickie Walker™ brand. Because our current strategy is to focus our efforts and resources on developing the Dickie Walker™ brand, we anticipate no significant future private label sales.

Brand Image

We believe that creating the appropriate brand image is essential for a company to be a market leader, and accordingly, we have devoted substantial time and effort in developing the Dickie Walker image. The details of our designs, the nautical embellishments on our products, the look and feel of our product packaging, and the uniqueness of our merchandising displays combine to form a unique and consistent image of the Dickie Walker brand in consumers’ minds. We believe that consumers will grow to expect quality and excellence from the Dickie Walker brand as an authentic source for nautical apparel, gifts and accessories.

Part of this image is the Dickie Walker yacht, a 63-foot Nova Scotia trawler. This 52 year-old classic wooden hulled motor yacht inspired the Dickie Walker brand. We believe its image appeals to those who enjoy the marine lifestyle because of the vessel’s looks, classic design, originality, woodwork and overall charm. We use the vessel’s image and name on our labels, catalogs, packaging, hang tags, posters, website and point of sale displays to create a foundation of authenticity and originality for the Dickie Walker brand. The Dickie Walker vessel is owned by Gerald W. Montiel, our President and Chief Executive Officer and we use its image and name and the boat itself under two agreements with Mr. Montiel. See “Certain Relationships and Related Transactions – License Agreement and Reimbursement Agreement.”

Merchandising and Display

Dickie Walker’s philosophy is to have an integrated merchandising presentation, which communicates a strong visual impact and brand message. We are working to achieve this through the use of coordinated point-of-sale materials, packaging, marketing initiatives, and fixtures.

We believe that a distinctive merchandising program encompassing apparel, accessories, and lifestyle items will convince retail stores owners to carry the Dickie Walker brand. Embellished items, such as embroidery, prints and graphic designs, will build the image of an authentic marine-inspired brand. The images in the merchandising package are designed to convey the feeling and inspiration of coastal living, and many of these images will feature the Dickie Walker vessel.

Operations

Our management team has extensive experience with customer service, distribution, embroidery operations, finance and information technology. We employ our own warehouse staff to embroider and distribute our products from our Oceanside, California warehouse and headquarters. All of our products are distributed from this facility, which we expect will accommodate our needs for the next several years.

We have capital leases for four embroidery machines. We use these machines to embroider our own products and special orders for boaters, yacht clubs and resorts. Utilizing our own machines gives us a competitive advantage for providing custom embroidery services to our customers.

Competition

We compete generally for the disposable income of consumers, operate in the fragmented and highly competitive apparel industry, and compete against many companies with significantly more resources and well-established brand names. No single company, however, dominates the marketplace. Numerous apparel brands are sold in coastal stores, specialty retail stores, marine supply stores and resorts. Although some companies have marketed their apparel with a nautical theme, we believe the apparel is not designed specifically to appeal to boaters or those who enjoy the coastal lifestyle. We view our primary competitors as apparel companies that sell general outdoor wear and sportswear such as Tommy Bahama and Polo.

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

Trademarks

We have applied for federal trademark registration of our logo which consists of a drawing of the Dickie Walker vessel and the words “Dickie Walker Built 1951 Authentic Marine.” Two registrations have issued for this trademark and six applications are pending in the U.S. Patent and Trademark Office covering a variety of goods. We also have six applications pending in the U.S. Patent and Trademark Office for related trademarks. We anticipate receiving trademark registrations for apparel in Japan and the European Community in the near future. We own the domain name for our Internet website, www.dickiewalker.com. We also own the domain names boathome.com, harborandhome.com, dickiewalkermarine.com and boattohome.com, which are not active at this time. We have registered numerous copyrights on our designs with the U.S. Copyright Office and will likely register some proprietary designs in the future. We anticipate that we will continue to apply for copyright protection for our graphics on a seasonal basis as the related artwork is developed.

Employees

At September 30, 2004, we had 23 employees, 19 of whom were full-time. None of our employees are represented by a labor union or under collective bargaining agreements. We believe our relations with our employees to be good.

Item 2.      Description of Properties

We currently lease a facility located in Oceanside, California, which consists of approximately 21,000 square feet of office and warehouse space at a monthly rent of $4,100 with annual escalation adjustments. The facility houses our administrative and design offices and also serves as our warehousing and distribution center. We lease the facility under a lease that expires on April 30, 2008 with an option to renew for five years. We also lease a retail store of approximately 2,000 square feet in La Jolla, California at a monthly rent of approximately $7,300 with annual escalation adjustments. The term of the lease is ten years with two five-year renewal options. Both properties are in good condition.

Item 3.      Legal Proceedings

We are not involved in any litigation.

Item 4.      Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2004.

PART II.

Item 5.      Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock trades on The Nasdaq SmallCap Market under the symbol “DWMA.” The following table sets forth, for the periods indicated, the high and low bid prices per share of the common stock as reported on The Nasdaq SmallCap Market.

	High	Low
For the year ended September 30, 2003
First Quarter	$3.58	$1.00
Second Quarter	$2.20	$0.96
Third Quarter	$2.25	$1.04
Fourth Quarter	$3.26	$1.68

For the year ended September 30, 2004
First Quarter	$2.88	$1.80
Second Quarter	$2.77	$1.65
Third Quarter	$1.93	$1.00
Fourth Quarter	$2.20	$1.20

Our present policy is to retain earnings, if any, to finance future growth. Although we are not restricted from paying cash dividends, we have not paid cash dividends to date and do not anticipate doing so in the future. At November 30, 2004, there were approximately 135 stockholders of record and the closing price per share of our common stock was $0.90. We believe there are more beneficial owners of our common stock, the number of which is unknown.

The following table reflects information about our Equity Incentive Plan, which is our only equity compensation plan:

	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plan approved by security holders	438,000	$2.40	312,000
Equity compensation plans not approved by security holders	–	–	–

Total	438,000	$2.40	312,000

During the fourth quarter of fiscal 2004, we closed a private placement (“2004 Private Placement”) of 33 units, each unit costing $25,000 and consisting of 9,375 shares of the Company’s common stock, a $12,500 subordinated promissory note payable on June 30, 2007, with a stated interest rate of 8% per annum (“2004 Note”), and 5,000 30-month warrants to purchase common stock at $2.10 per share. Gross cash proceeds totaled $825,000. A selling agent was utilized in the offering and was paid commission and expenses totaling approximately $93,500. The selling agent and certain brokers were issued warrants to purchased 46,406 share of common stock, exercisable at $1.60 per share for thirty months. The offering was made pursuant to the exemption from registration provided by Section 4(2) and under Regulation D, of the Securities Act of 1933, as amended.

Our initial public offering of common stock was effected through a Registration Statement on Form SB-2 (File No. 333-82532) that was declared effective by the Securities and Exchange Commission on May 15, 2002.

As of September 30, 2004 we had expended approximately $4,900,000 of the net offering proceeds for the following purposes: tenant improvements for our retail store and our headquarters facility - $680,000; purchase of furniture, fixtures, equipment and software - $211,000; increase in accounts receivable - $263,000; product development, including design expense - $694,000; marketing and promotional programs, sales staff and customer service - $1,648,000; and the balance for other working capital purposes.

Item 6.      Management’s Discussion and Analysis or Plan of Operation

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

The following table sets forth, as a percentage of net sales, statements of operations data for the periods indicated.

	Years ended September 30,
	2004	2003	2002
Net sales	100%	100%	100%

Cost of sales	75	76	80

Gross profit	25	24	20

Selling, general and administrative expenses	52	60	59

Loss from operations	(27)	(36)	(39)

Other income (expense) - net	(2)	(2)	(2)

Net loss	(29)%	(38)%	(41)%

Results of Operations

Year ended September 30, 2004 compared to the year ended September 30, 2003

Our sales for the year ended September 30, 2004 decreased by approximately 1% from the prior year. The decrease in fiscal 2004 sales was due to a reduction in sales to West Marine of approximately 17%. This was offset by an increase in our wholesale business of approximately 97% and an increase in our retail and direct business of 34%. For the year ended September 30, 2004, approximately 68% of our sales were made to West Marine as compared to 82% in fiscal 2003. Our agreement with West Marine expires in December 2004, but we have elected to exit the private label business immediately and expect no significant future sales from West Marine.

Our gross profit as a percentage of sales was 25% for the year ended September 30, 2004, compared to 24% for the year ended September 30, 2003. The improvement is largely attributable to reduced standard costs, offset by a $135,000 increase in our inventory reserve.

Selling, general and administrative expenses were 52% of net sales for the year ended September 30, 2004, as compared to 60% for the prior fiscal year, and represent a decrease in absolute dollars of 15%. The absolute dollar decrease for the year ended September 30, 2004 was primarily due to staffing reductions and associated expenses.

We incurred interest expense for the year ended September 30, 2004 totaling approximately $89,000, a slight increase from $87,000 in the prior fiscal year. This expense represents interest on the 2001 and 2004 notes payable to stockholders, a capital lease obligation and the amortization of deferred financing costs.

Interest income of approximately $9,000 for the year ended September 30, 2004 was down from $37,500 in the prior fiscal year as a result of using our cash balances to fund our operations.

Other expense for the year ended September 30, 2004 was composed primarily of property and state franchise taxes.

As a result of the factors described above, we had a net loss of approximately $1,273,000, for the year ended September 30, 2004, as compared to a loss of approximately $1,689,000 for the year ended September 30, 2003.

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

Liquidity and Capital Resources

Since our inception, we have funded our operations and satisfied our capital expenditure requirements primarily with proceeds from sales of common stock to our founders, the private placement of our common stock and promissory notes in fiscal 2001 and fiscal 2004, and our initial public offering in fiscal 2002. In the quarter ended June 30, 2002, we completed our initial public offering and received approximately $5,287,000 in cash, net of underwriting discounts, commissions, and other related expenses. Proceeds from these financing sources since inception and through September 30, 2004 totaled approximately $8,600,000 and capital equipment lease financing totaled approximately $207,000.

Net cash used in operating activities was approximately $2,305,000 for the year ended September 30, 2004 and approximately $1,400,000 for the year ended September 30, 2003. Net cash used in operating activities for the year ended September 30, 2004, resulted primarily from the net loss for the period, net of deferred financing costs, depreciation, amortization and reserves, an increase in accounts receivable and inventories, and a decrease in advances from West Marine. Net cash used in operating activities for the year ended September 30, 2003, resulted primarily from the net loss for the period, net of depreciation and amortization and a net decrease in advances from West Marine.

Net cash used by investing activities totaled approximately $133,000 and $844,000 for the years ended September 30, 2004 and 2003, respectively. Fiscal 2004 equipment purchases were primarily for computers and fixtures for trade shows and display. We primarily used the invested cash in fiscal 2003 for leasehold improvements and purchases of fixed assets to support our increased sales activities, including the opening of our La Jolla retail store.

Financing activities for fiscal 2004 were composed primarily of two transactions.

During April 2001, we closed a private placement (“2001 Private Placement”) of 44 units, each unit consisting of 12,500 shares of the Company’s common stock and a $22,500 subordinated convertible four-year promissory note with a stated interest rate of 7% per annum (“2001 Note”). At the option of the holder, the 2001 Note is convertible into shares of the Company’s common stock at $3.60 per share, or 6,250 shares per unit. Certain directors and affiliates converted their 2001 Notes into common stock as of March 31, 2004. In March 2004, the Company extended an offer to non-affiliate holders of the 2001 Notes to convert the outstanding 2001 Notes at a price of $1.69 per share. The offer was effective as of April 1, 2004 through April 9, 2004. As a result of these transactions, $618,750 of 2001 Notes was converted into common stock.

During the fourth quarter of fiscal 2004, we closed a private placement (“2004 Private Placement”) of 33 units, each unit costing $25,000 and consisting of 9,375 shares of the Company’s common stock, a $12,500 subordinated promissory note payable on June 30, 2007, with a stated interest rate of 8% per annum (“2004 Note”), and 5,000 30-month warrants to purchase common stock at $2.10 per share. Gross cash proceeds totaled $825,000.

At September 30, 2004, approximately $1,059,000 in cash and cash equivalents was available to fund operations. Our current business plan for fiscal 2005 reflects continued initiatives to increase revenue, reduce cost of goods sold as a percentage of revenue, and control selling, general and administrative costs. If we are unable to maintain revenue and cost targets within a reasonable range of our operating plan, we will need to raise additional funds through the public or private sale of our equity or debt securities or from other sources, in order to satisfy our projected cash needs at least through September 30, 2005. No assurance can be given that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. The timing and amount of our capital requirements will depend on a number of factors, including demand for our products, the need for merchandising and promotional programs and competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders will experience additional dilution. Such additional securities may have rights, preferences, or privileges senior to those of our common stockholders. There can be no assurance that the additional financing will be available on terms favorable to us, if at all. If adequate funds are not available, or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance products or otherwise respond to competitive pressures could be significantly limited, any of which could have a material adverse effect on our ability to continue as a going concern. Our business, financial condition and results of operations may be harmed by such limitations.

Contractual Obligations and Commitments

The following table summarizes contractual obligations and commitments at September 30, 2004.

	Payments due per period
	Total Committed	Less than 1 year	1 -3 years	4-5 years	Over 5 years
Operating leases	$942,000	$139,000	$413,000	$195,000	$195,000
Notes payable	693,750	281,250	412,500	–	–

Total	$1,635,750	$420,250	$825,500	$195,000	$195,000

Risks and Uncertainties

The following is a summary description of the many risks we face in our business. You should carefully review these risks and the other information described in this report in evaluating our business.

We have had limited operations and a history of losses that make our future operating results difficult to predict.

Our business began in October 2000. We have a limited operating history and you have limited historical information about us on which to base your investment decision. We face the risks and uncertainties of other early-stage companies. We have had accumulated losses from operations since our inception and may incur future losses from operations. At September 30, 2004, the accumulated deficit was approximately $5,406,000. Our limited operating history and history of losses make future operating results difficult to predict.

We may need additional financing and we may not be able to obtain it.

At September 30, 2004, approximately $1,059,000 in cash and cash equivalents was available to fund operations. Our current business plan for fiscal 2005 reflects continued initiatives to increase revenue, reduce cost of goods sold as a percentage of revenue, and control selling, general and administrative costs. If we are unable to maintain revenue and cost targets within a reasonable range of our operating plan, we will need to raise additional funds through the public or private sale of our equity or debt securities or from other sources, in order to satisfy our projected cash needs at least through September 30, 2005. No assurance can be given that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. The timing and amount of our capital requirements will depend on a number of factors, including demand for our products, the need for merchandising and promotional programs and competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders will experience additional dilution. Such additional securities may have rights, preferences, or privileges senior to those of our common stockholders. There can be no assurance that the additional financing will be available on terms favorable to us, if at all. If adequate funds are not available, or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance products or otherwise respond to competitive pressures could be significantly limited. Our business, financial condition and results of operations may be harmed by such limitations and we may be required to file for bankruptcy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Our decision to exit the West Marine private label business could decrease sales and impede our ability to achieve profitability.

We have an agreement with West Marine under which we will provide the private label apparel line for West Marine’s retail stores, catalogs, and Internet website. Sales to West Marine accounted for approximately 68%, 82% and 87% of our sales for the years ended September 30, 2004, 2003 and 2002, respectively. Our agreement with West Marine expires in December 2004, but we have elected to exit the private label business immediately and expect no significant future sales from West Marine. If we are unable to increase wholesale, catalog and retail sales of Dickie Walker™ brand products to replace sales to West Marine, we may not be able to achieve profitability.

Our entry into the catalog business will present challenges.

In the upcoming year we intend to place our largest distribution and marketing investment, focus and emphasis on growing our catalog and related Internet business. There are many risks associated with our entry into the catalog business including, but not limited to: developing and maintaining efficient and uninterrupted operation of order-taking and fulfillment operations and a related Internet website; hiring qualified employees, especially during peak seasons, to support direct-to-customer operations; managing the postage, paper, printing and other distribution costs of catalog mailings; selecting the appropriate merchandise assortment and creative presentation, as well as the size and timing of delivery of the catalog ; and obtaining and developing mailing lists targeted specifically to the Dickie Walker customer.

It is difficult to predict the rate at which consumers will purchase our products from our retailers, and if the rate is low, sales may be lower than anticipated.

We are unable currently to estimate the rate at which consumers will purchase our products from us or our retailers, which we refer to as the rate of sell-through. The rate of sell-through will depend on factors such as the placement of apparel and accessories in the stores, the types of customers who patronize the stores, the merchandising of our products, acceptance of our designs, and our ability to build customer loyalty to our brands. We have the ability to affect the merchandising and display of our products, but many of the other factors are not in our control. If there was a low rate of sell-through of our products, retailers may reduce reorders of apparel or accessories or could reduce purchase commitments for the next season’s collection. Either of these events could decrease our sales.

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

We operate a retail store in La Jolla, California. In the upcoming year we may explore opportunities for lease space to open retail stores in other locations. There are many risks associated with opening additional retail stores including: our ability to find suitable locations for our stores on reasonable rental terms; potential premises liability; the risks associated with long-term leases; the leasehold improvement cost required to create the nautical image of the Dickie Walker brand; our ability to manage our relationships with specialty retailers who currently sell our products; our ability to select and sell nautically-inspired merchandise which complements the Dickie Walker brand; and competition from other retailers.

If we do open additional retail stores, we will need to augment our management team in order to open and manage the retail stores. We will also need to increase our number of employees, which will result in an increased burden on our human resources function and increased exposure to employment-related legal liabilities. Our inability to implement successfully our retail strategy could harm our financial condition and operating results.

Stockholders of Dickie Walker who are directors and executive officers own approximately 37% of our shares and may exercise significant influence over our direction and policies.

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

Our shares are currently listed on The Nasdaq SmallCap Market. On February 18, 2004, we received a notification from Nasdaq stating that as of December 31, 2003, we were not in compliance with Nasdaq Marketplace Rule 4310(c)(2)(B) which requires a company to have a minimum of $2,500,000 in stockholders’ equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. We converted our 7% Subordinated Convertible Promissory Notes (the “Notes”) into common stock in order to help satisfy the stockholders’ equity requirement for continued listing. We regained compliance with Nasdaq’s stockholders’ equity listing requirements at March 31, 2004, and have remained in compliance since then.

If we should again fail to continue to meet one or more of the listing standards, our shares would be subject to delisting. If this should occur, trading of the shares would be conducted in the over-the-counter market on the Electronic Bulletin Board, a National Association of Securities Dealers, Inc. (“NASD”) sponsored interdealer quotation system. As a result, investors may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the shares. In addition, if the shares cease to be listed on The Nasdaq SmallCap Market and we fail to meet certain other criteria, trading of the shares would be subject to Securities and Exchange Commission rules regulating broker-dealer practices in connection with transactions in “penny stock.” If the shares became subject to the penny stock rules, many brokers may be unwilling to engage in transactions in the shares because of the disclosure requirements under Section 15(g) of the Exchange Act which require that in order for a broker dealer to approve a customer’s account for transactions in penny stocks, a broker or dealer must determine that transactions in penny stocks are suitable for the customer, and deliver a written statement of the basis for their determination to the customer, who must sign the written statement.

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

We currently have 4,301,806 shares of common stock outstanding. Of such shares, we believe that approximately 1,900,000 shares are freely tradable without restriction or further registration under the Securities Act. All of the remaining outstanding shares are “restricted securities,” as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended, and may only be sold pursuant to a registration statement under the Securities Act or an applicable exemption from the registration requirements of the Securities Act, including Rule 144 there under.

Item 7.      Financial Statements

Our financial statements, together with accompanying notes and the report of Ernst & Young LLP, our independent registered public accounting firm, are set forth on the pages indicated below.

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

As of the end of the period covered by this Annual Report on Form 10-KSB, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2004. In addition, no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting has occurred during fiscal year 2004.

Item 8B.      Other Information

None.

PART III.

Item 9.      Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 10.      Executive Compensation

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 11.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 12.      Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 13.      Exhibits

EXHIBITS

(a) Exhibits

Exhibit No.	Description
2.1	Form of Agreement and Plan of Merger between Dickie Walker Marine, Inc., a California corporation and Dickie Walker Marine, Inc., a Delaware corporation, filed as Exhibit 2.1 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

3.1a	Articles of Incorporation for Montiel Marketing Group, Inc. as filed with the California Secretary of State on October 10, 2000, filed as Exhibit 3.1a to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

3.1b	Certificate of Amendment to the Articles of Incorporation as filed with the California Secretary of State on February 16, 2001, filed as Exhibit 3.1b to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

3.1c	Certificate of Incorporation for Dickie Walker Marine, Inc. as filed with the Delaware Secretary of State on February 4, 2002, filed as Exhibit 3.1v to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

3.2a	Bylaws of the California corporation as adopted by its Board of Directors on October 10, 2000, filed as Exhibit 3.2a to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

3.2b	Form of Bylaws of the Delaware corporation to be adopted by its Board of Directors, filed as Exhibit 3.2b to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

4.1	Specimen stock certificate representing shares of common stock of the registrant, filed as Exhibit 4.1 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

4.2	Form of Representative’s Warrant, filed as Exhibit 4.2 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

4.3	Placement Agent’s Warrant, filed as Exhibit 4.3 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

4.4	Form of Investor Note from 2001 Private Placement, filed as Exhibit 4.4 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

4.5	Selling Agent Agreement dated July 13, 2004

4.6	Form of Investor Promissory Note from 2004 Private Placement

4.7	Form of Investor Warrant from 2004 Private Placement

4.8	Placement Agent’s Warrant

10.1	$50,000 Promissory Note in favor of Gerald W. Montiel dated January 15, 2002, filed as Exhibit 10.1 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.2	$45,000 Promissory Note in favor of Gerald W. Montiel dated January 31, 2002, filed as Exhibit 10.2 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.3	Form of Reimbursement Agreement between Gerald W. Montiel and the company dated February 1, 2002, filed as Exhibit 10.3 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

Exhibit No.	Description
10.4	License Agreement between Gerald W. Montiel and the company dated February 1, 2001, filed as Exhibit 10.4 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.5	Strategic Alliance Agreement with West Marine Products, Inc. dated October 19, 2001 [Confidential Treatment Granted], filed as Exhibit 10.5 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.6	Facility Lease Agreement with WHMF dated February 1, 2002 for the facility located at 1414 South Tremont Street, Oceanside, California, filed as Exhibit 10.6 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.7	2002 Equity Incentive Plan, filed as Exhibit 10.7 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.8	Form of Lock-Up Agreement among the officers, directors and stockholders and the representative, filed as Exhibit 10.8 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.9	Form of Employment Agreement with Gerald W. Montiel dated February 1, 2002, filed as Exhibit 10.9 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.10	Equipment Lease Agreement with Emtex Leasing Corporation dated April 4, 2001, filed as Exhibit 10.10 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.11	Form of Stockholder Rights Agreement, filed as Exhibit 10.11 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.12	Form of Retail Store Lease, filed as Exhibit 10.12 to Registrant’s Form 10-KSB filed December 20,2002 and incorporated herein by reference.

10.13	Revision dated January 27, 2003 to Facility Lease Agreement with WHMF originally dated February 1, 2002, filed as Exhibit 10.13 to Registrant’s Form 10-QSB filed May 6, 2003 and incorporated herein by reference.

10.14	Amendment to Strategic Alliance Agreement with West Marine, Inc. dated January 13, 2003, filed as Exhibit 10.14 to Registrant’s Form 10-QSB filed May 6, 2003 and incorporated herein by reference.

10.15	Warehouse Agreement with Wells Fargo Bank dated January 13, 2003, filed as Exhibit 10.15 to Registrant’s Form 10-QSB filed May 6, 2003 and incorporated herein by reference.

10.16	Separation Agreement and Complete Release dated October 20, 2003 between Dickie Walker Marine, Inc. and Julia B. Knudsen, filed as Exhibit 10.16 to Registrant’s Form 8-K filed October 21, 2003 and incorporated herein by reference.

10.17	Code of Ethics filed as Exhibit 10.17 to Registrant’s Form 10-KSB filed December 17, 2003 and incorporated herein by reference.

10.18	Financial and Code of Ethics Compliant Procedures Policy filed as Exhibit 10.18 to Registrant’s Form 10-KSB filed December 17, 2003 and incorporated herein by reference.

10.19	Amendment to Strategic Alliance Agreement with West Marine, Inc. dated December 6, 2003 filed as Exhibit 10.19 to Registrant’s Form 10-KSB filed December 17, 2003 and incorporated herein by reference.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

(b)    Reports on Form 8-K

On July 30, 2004, we filed a report on Form 8-K relating to a private placement financing for Dickie Walker Marine, Inc., as presented in a press release of July 30, 2004.

On August 5, 2004, we filed a report on Form 8-K relating to financial information for Dickie Walker Marine, Inc. for the quarter ended June 30, 2004, as presented in a press release of August 5, 2004.

On September 3, 2004, we filed a report on Form 8-K relating to the resignation of a director and a private placement financing for Dickie Walker Marine, Inc., as presented in a press release of August 30, 2004.

Item 14.      Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference from our definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, in Oceanside, State of California, on December 29, 2004.

DICKIE WALKER MARINE, INC.

By	/s/ Gerald W. Montiel
Gerald W. Montiel, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Gerald W. Montiel Gerald W. Montiel Director, Chief Executive Officer, President, Chief Marketing Officer, and Chairman of the Board	Date: December 29, 2004

/s/ Todd W. Schmidt Todd W. Schmidt Chief Financial Officer and Principal Accountant	Date: December 29, 2004

/s/ Norman Lefkovits, Jr Norman Lefkovits, Jr., Director	Date: December 29, 2004

/s/ James R. Smith James R. Smith, Director	Date: December 29, 2004

/s/ W. Brent Robinson W. Brent Robinson, Director	Date: December 29, 2004

REPORT OF ERNST & YOUNG LLP,

INDEPENDENT REGISTERED PUBLIC ACCOUNTING

FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS

DICKIE WALKER MARINE, INC.

We have audited the accompanying balance sheets of Dickie Walker Marine, Inc. as of September 30, 2004 and 2003, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dickie Walker Marine, Inc. at September 30, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2004, in conformity with U. S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has an accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

San Diego, California

December 3, 2004

DICKIE WALKER MARINE, INC.

BALANCE SHEETS

	September 30,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$1,059,275	$2,687,901
Accounts receivable, net	265,609	129,720
Inventories, net	1,242,156	797,135
Prepaid expenses and other current assets	181,548	158,016

Total current assets	2,748,588	3,772,772
Property and equipment, net	833,596	1,000,554
Deferred financing costs, net	215,697	12,868
Other assets	80,270	62,504

Total Assets	$3,878,151	$4,848,698

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$299,800	$273,916
Deferred revenue	–	594,290
Accrued interest on notes payable to stockholders	7,567	10,500
Accrued expenses	60,014	91,262
Current portion of capital lease obligation	48,756	43,579
Notes payable to stockholders	281,250	–

Total current liabilities	697,387	1,013,547
Notes payable to stockholders	412,500	900,000
Capital lease obligation, less current portion	21,988	70,744
Commitments and contingencies
Stockholders’ Equity:
Preferred stock - $.001 par value: 2,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock - $.001 par value: 50,000,000 shares authorized: 4,301,806 and 3,680,000 shares issued and outstanding at September 30, 2004 and 2003, respectively	4,301	3,680
Warrants	181,460	6,075
Additional paid-in capital	7,966,332	6,987,550
Accumulated deficit	(5,405,817)	(4,132,898)

Total Stockholders’ Equity	2,746,276	2,864,407

Total Liabilities and Stockholders’ Equity	$3,878,151	$4,848,698

See accompanying notes.

DICKIE WALKER MARINE, INC.

STATEMENTS OF OPERATIONS

	Years ended September 30,
	2004	2003	2002
Net sales	$4,464,954	$4,501,805	$2,906,838
Cost of sales	3,331,896	3,407,236	2,316,096

Gross profit	1,133,058	1,094,569	590,742
Selling, general and administrative expenses	2,303,287	2,702,758	1,725,477

Loss from operations	(1,170,229)	(1,608,189)	(1,134,735)
Other income (expense):
Interest expense	(88,715)	(86,889)	(92,983)
Interest income	9,118	37,506	32,513
Other expenses	(23,093)	(30,947)	–

Total other income (expense)	(102,690)	(80,330)	(60,470)

Net loss	$(1,272,919)	$(1,688,519)	$(1,195,205)

Net loss per share:
Basic and diluted	$(0.33)	$(0.46)	$(0.43)

Weighted average shares outstanding:
Basic and diluted	3,875,562	3,680,000	2,809,589

See accompanying notes.

DICKIE WALKER MARINE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Warrants	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2001	2,300,000	$2,300	$6,075	$1,665,886	$(1,249,174)	$425,087
Issuance of common stock, net of offering expenses of $1,613,000	1,380,000	1,380	–	5,285,664	–	5,287,044
Net loss and comprehensive loss	–	–	–	–	(1,195,205)	(1,195,205)

Balance at September 30, 2002	3,680,000	3,680	6,075	6,951,550	(2,444,379)	4,516,926
Issuance of options to non-employees	–	–	–	36,000	–	36,000
Net loss and comprehensive loss	–	–	–	–	(1,688,519)	(1,688,519)

Balance at September 30, 2003	3,680,000	3,680	6,075	6,987,550	(4,132,898)	2,864,407
Issuance of common stock, net of offering expenses of $87,969	309,374	309	175,385	324,222	–	499,916
Issuance of common stock upon the conversion of notes payable	312,432	312	–	641,160	–	641,472
Issuance of options to non-employees	–	–	–	13,400	–	13,400
Net loss and comprehensive loss	–	–	–	–	(1,272,919)	(1,272,919)

Balance at September 30, 2004	4,301,806	$4,301	$181,460	$7,966,332	$(5,405,817)	$2,746,276

See accompanying notes.

DICKIE WALKER MARINE, INC.

STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2004	2003	2002
OPERATING ACTIVITIES
Net loss	$(1,272,919)	$(1,688,519)	$(1,195,205)
Adjustments to reconcile net loss to cash used in operating activities:
Interest expense resulting from conversion of notes payable	22,722	–	–
Deferred financing costs	(157,518)	–	–
Amortization of deferred financing costs	14,594	8,579	8,758
Non-cash compensation expense	13,400	36,000	–
Depreciation and amortization	282,033	310,017	464,554
Inventory reserves	135,000	10,000	66,206
Allowance for doubtful accounts	(5,000)	(5,000)	30,000
Changes in operating assets and liabilities:
Accounts receivable	(130,889)	32,065	(99,019)
Inventories	(580,021)	(79,831)	(345,361)
Prepaid expenses and other current assets	(23,532)	57,916	(213,800)
Accounts payable	25,884	98,705	78,056
Customer advances	–	(725,336)	725,336
Deferred revenue	(594,290)	594,290	–
Accrued interest on notes payable to stockholders	–	–	(622)
Accrued expenses	(34,181)	(48,591)	122,518

Net cash used in operating activities	(2,304,717)	(1,399,705)	(358,579)
INVESTING ACTIVITIES
Purchases of property and equipment	(110,137)	(824,270)	(264,453)
Other assets	(22,704)	(20,171)	(22,924)

Net cash used by investing activities	(132,841)	(844,441)	(287,377)
FINANCING ACTIVITIES
Issuance of common shares, net	324,531	–	5,287,044
Warrants issued in connection with private placement	175,385	–	–
Proceeds from notes payable to stockholders	412,500	–	–
Deferred financing costs	(59,905)	–	–
Proceeds from short term borrowings from officer	–	–	95,000
Repayment of short term borrowings from officer	–	–	(95,000)
Payments on capital lease obligation	(43,579)	(38,954)	(34,816)

Net cash (used in) provided by financing activities	808,932	(38,954)	5,252,228

Increase (decrease) in cash and cash equivalents	(1,628,626)	(2,283,100)	4,606,272
Cash and cash equivalents at beginning of period	2,687,901	4,971,001	364,729

Cash and cash equivalents at end of period	$1,059,275	$2,687,901	$4,971,001

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$42,306	$78,311	$84,126
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock upon conversion of promissory notes	$618,750	$–	$–

Issuance of warrant in connection with private placement	$175,385	$–	$–

Issuance of common stock options for services rendered	$13,400	$36,000	$–

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

2.    Summary of Significant Accounting Policies

Basis of Presentation

Since inception, and through September 30, 2004, the Company has incurred losses of $5,405,817. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business.

Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. Management’s current business plan for fiscal 2005 reflects continued initiatives to increase revenue, reduce cost of goods sold as a percentage of revenue, and control selling, general and administrative costs. If the Company is unable to maintain revenue and cost targets within a reasonable range of its operating plan, the Company will need to raise additional funds through the public or private sale of its equity or debt securities or from other sources, in order to satisfy its projected cash needs at least through September 30, 2005. However, there can be no assurance that additional financing will be available, and if available, will be on terms acceptable to the Company. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Advertising Expenses

Advertising costs are included in selling, general and administrative expenses and are expensed as incurred. Advertising expenses for the years ended September 30, 2004, 2003 and 2002 totaled approximately $67,700, $91,600, and $7,700 respectively.

Shipping and Handling Expenses

Shipping and handling expenses are included in selling, general and administrative expenses. Shipping and handling expenses for the years ended September 30, 2004, 2003 and 2002 totaled approximately $67,700, $68,000, and $41,600 respectively.

Cash Equivalents

Cash equivalents consist of money market demand deposit accounts with maturities of less than ninety days when acquired.

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. The Company performs credit evaluations of new customers and does not require collateral. Accounts receivable are generally due in 30 days. For the years ended September 30, 2004, 2003 and 2002, sales to West Marine Products, Inc. (“West Marine”) accounted for approximately 68%, 82% and 87%, respectively, of net sales, 15% of accounts receivable at September 30, 2004, and less than 2% of accounts receivable at September 30, 2003 and 2002.

The Company currently purchases the majority of its components from a few suppliers. Although there are a limited number of manufacturers for such components, management believes that other suppliers could provide merchandise on similar terms if needed without adversely impacting operating results.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market.

In January 2003, the Company amended its Strategic Alliance Agreement with West Marine to transfer title of inventory for which West Marine made advance payments to the Company. Prior to January 2003, title passed upon the payment to and shipment of inventory by the Company to West Marine retail stores. The amendment transfers title, but not risk of loss, upon payment for the inventory by West Marine. In addition, the Company entered into a three-way agreement with West Marine and a bank wherein the bank is granted a first priority perfected security interest in the West Marine inventory subject to the Company’s claim for unpaid charges. The Company continued to defer recognition of revenue until risk of loss had passed to West Marine upon shipment to a West Marine retail store or warehouse. Therefore, advance payments less related cost of sales are classified as deferred revenue at September 30, 2003. At September 30, 2004, the Company had no deferred revenue or West Marine inventory.

Property and Equipment

Property and equipment is stated at cost and depreciated over estimated useful lives of two to five years using the straight-line method. Leasehold improvements are amortized using the straight-line method over the shorter of the term of the lease or the estimated useful life of the improvement. Expenditures for maintenance and repairs are charged to expense as incurred.

Intangible Assets

Intangible assets, consisting primarily of license and trademark costs, are being amortized on the straight-line method over ten years and are included in other assets. Accumulated amortization at September 30, 2004 and 2003 totaled $11,594 and $6,655, respectively.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. While the Company’s current and historical cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and, accordingly, the Company has not recognized any impairment losses through September 30, 2004.

Deferred Financing Costs

Costs incurred to obtain financing are capitalized and are amortized to interest expense using the straight-line method over the life of the related debt. Accumulated amortization at September 30, 2004 and 2003 totaled $36,040 and $21,447, respectively.

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

Net Loss per Share

The Company calculates basic loss per share by dividing net loss by the weighted-average common shares outstanding during the period. Diluted loss per share reflects the potential dilution to basic loss per share that could occur upon the conversion or exercise of dilutive securities, options, warrants or other similar items, to common shares using the treasury stock method based upon the weighted-average fair value of the Company’s common shares during the period. As the Company has incurred losses for the years ended September 30, 2004, 2003 and 2002, the Company has excluded the effects of the common shares issuable upon the exercise of warrants, the conversion of the notes to stockholders, and the exercise of stock options since their effect is anti-dilutive.

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

Pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the dates of grant using the Black-Scholes option pricing model using the following assumptions:

	Years Ended September 30,
	2004	2003	2002
Risk-free interest rate	3%	3% - 5%	4%
Expected life of options	5 years	5 years	5 years
Expected stock volatility	0.917	1.085	0.78
Expected dividend rate	0%	0%	0%

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock-based compensation.

	Years Ended September 30,
	2004	2003	2002
Net loss, as reported	$(1,272,919)	$(1,688,519)	$(1,195,205)
Employee stock-based compensation determined under the fair value method	(120,015)	(182,923)	(51,480)

Pro forma net loss	$(1,392,934)	$(1,871,442)	$(1,246,685)

Basic and diluted net loss per share:
As reported	$(0.33)	$(0.46)	$(0.43)
Pro forma	$(0.36)	$(0.51)	$(0.44)

Non-Employee Stock-Based Compensation

Stock-based awards issued to non-employees are accounted for using a fair value method and are remeasured to fair value at each period end until the earlier of the date that a commitment for performance by the counterparty to earn the award is reached or the service is complete.

Fair Value of Financial Instruments

Financial instruments, including cash and cash equivalents, accounts payable and accrued expenses, are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments. None of the Company’s debt instruments that are outstanding at September 30, 2004, have readily ascertainable market values; however, the carrying values are considered to approximate their fair values. Interest on the notes payable to stockholders issued in connection with the 2001 Private Placement and the 2004 Private Placement (Note 4) was based on borrowing rates below rates available to the Company at that time. In order to reflect the carrying amount for these borrowings at estimated fair value in accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants and APB No. 11, Interest on

Receivables and Payable, management allocated a portion of the proceeds associated with the 2001 Notes to equity and recorded a corresponding debt discount on the notes totaling $317,017. As of September 30, 2001, the entire $317,017 had been amortized into interest expense. In addition, with respect to the 2004 Notes, management allocated the cost of the 2004 Warrants to equity and recorded a corresponding debt discount. When combined with 50% of the offering and Placement Warrant costs, a total of $217,423 of debt discount was recorded that will be amortized over the term of the 2004 Notes. As of September 30, 2004, $6,015 had been amortized into interest expense.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, established standards for reporting and display of comprehensive income and its components. Net loss was the same as comprehensive loss all periods presented.

Recently Issued Accounting Standards

In March 2004, the FASB issued an exposure draft of a new standard entitled Share Based Payment, which would amend SFAS No. 123, Accounting for Stock Based Compensation, and SFAS No. 95, Statement of Cash Flows. Among other items, the new standard would require the Company to expense stock options in the financial statements. The new standard, as proposed, would be effective for periods beginning after June 15, 2005. Throughout most of 2004, the FASB has deliberated on different aspects of a new standard, and expects to issue a final standard in late 2004. Although the Company has not yet completed an analysis to quantify the exact impact the new standard will have on its future financial performance, the disclosures in Note 2 provide detail as to the Company’s financial performance as if the Company had applied the fair value based method and recognition provisions of SFAS No. 123 for stock-based employee compensation.

3.    Balance Sheet Details

Certain components of balance sheet accounts are as follows:

	September 30, 2004	September 30, 2003

Accounts receivable:
Accounts receivable	$295,609	$164,720
Less allowance for doubtful accounts and sales returns	(30,000)	(35,000)

	$265,609	$129,720

Inventories:
Raw materials	$61,035	$57,971
Work in process	20,763	47,797
Finished goods	1,395,358	791,367

	1,477,156	897,135
Less inventory reserves	(235,000)	(100,000)

	$1,242,156	$797,135

Property and equipment:
Machinery and equipment	$418,135	$397,791
Furniture and fixtures	218,992	148,884
Leasehold improvements	686,694	686,694
Capitalized software	363,815	344,130

	1,687,636	1,577,499
Less accumulated depreciation and amortization	(854,040)	(576,945)

	$833,596	$1,000,554

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

Common Stock

During April 2001, the Company closed a private placement (“2001 Private Placement”) of 44 units, each unit consisting of 12,500 shares of the Company’s common stock and a $22,500 subordinated convertible four-year promissory note with a stated interest rate of 7% per annum (“2001 Notes”). At the option of the holder, the 2001 Note is convertible into shares of the Company’s common stock at $3.60 per share, or 6,250 shares per unit. The conversion price is subject to adjustment upon the occurrence of certain events, as defined. The 2001 Notes are subordinated to certain senior debt of the Company, as defined, up to an aggregate of $25,000,000. Interest is payable semi-annually on February and August of each year. The 2001 Notes are redeemable by the Company upon 30 days written notice at a 20% premium over the conversion price during the first year of the note, at a 15% premium over the conversion price during the second year of the note, and at a 10% premium over the conversion price during the third year of the 2001 Note.

Interest on the 2001 Notes was based on borrowing rates below rates that were available to the Company. In order to reflect the carrying amount for these borrowings at estimated fair value in accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants and APB No. 11, Interest on Receivables and Payables, management allocated a portion of the proceeds associated with the 2001 Notes to equity and recorded a corresponding debt discount on the 2001 Notes totaling $317,017 based on an estimated fair value rate of 15% per annum. As of September 30, 2001, the entire $317,017 had been amortized into interest expense.

In connection with the 2001 Notes issued in the 2001 Private Placement, in March 2004, certain directors and affiliates converted their notes totaling $202,500, into 56,250 shares of common stock. During April 2004, holders of an aggregate of $416,250 of notes converted their notes plus accrued interest into 256,182 shares of common stock at a reduced conversion price of $1.69 per share. Because the conversion price of $1.69 per share was below the closing price of the shares of the Company’s common stock, the Company recorded the difference as interest expense in the year ended September 30, 2004.

In connection with the 2001 Private Placement, the Company issued a warrant (“2001 Warrant”) to purchase 8,438 shares of the Company’s common stock at $2.40 per share. The warrant was valued at approximately $6,075, which is included in deferred financing and equity issuance costs. The fair value of the warrant was estimated at the date of grant using the Black-Scholes valuation model with the following assumptions; expected volatility of .50; risk free interest rate of 4.0%; an expected warrant life of two years; and no annual dividends. The warrant is exercisable immediately and expires on April 10, 2005. Through September 30, 2004, no shares had been issued under the warrant.

In the year ended September 30 2002, the Company completed its initial public offering. Including the underwriters’ exercise in full of their over-allotment option, the Company issued 1,380,000 shares of its common stock at a price of $5.00 per share. The Company received approximately $5,287,000 in proceeds, net of underwriting discounts, commissions and offering expenses.

In connection with the initial public offering, the Company issued warrants (“Offering Warrants”) to purchase 120,000 shares of the Company’s common stock to the lead underwriter. The Offering Warrants are exercisable for a period of four years, commencing on May 15, 2003, at an exercise price of $7.50 per share subject to certain adjustments. The Offering Warrants contain anti-dilution provisions in the event of any recapitalization, split-up of shares or certain stock dividends. Through September 30, 2004, no shares had been issued under the Offering Warrants.

During July and August 2004, the Company closed a private placement (“2004 Private Placement”) of 33 units, each unit consisting of 9,375 shares of the Company’s common stock, a $12,500 subordinated promissory note payable on June 30, 2007, with a stated interest rate of 8% per annum (“2004 Note”), and 5,000 warrants (“2004 Warrants”). Interest on the 2004 Note is payable semi-annually in December and June of each year. The 2004 Warrants are exercisable for a period of thirty months, commencing immediately, at an exercise price of $2.10 per share subject to certain adjustments. The warrants contain anti-dilution provisions in the event of any recapitalization, split-up of shares or certain stock dividends. The 2004 Warrants were valued at approximately $139,700, all of which was recorded as deferred financing costs. The fair value of the 2004 Warrants were estimated at the date of grant using the Black-Scholes valuation model with the following assumptions; expected volatility of 0.92; risk free interest rate of 3.0%; an expected warrant life of 30 months; and 0% dividend yield. Through September 30, 2004, no shares had been issued under the warrants. The Company received approximately $737,000 in proceeds, net of underwriting discounts, commissions and offering expenses.

In connection with the 2004 Private Placement, the Company issued warrants (“Placement Warrants”) to purchase 46,406 shares of the Company’s common stock to the placement agent and brokers who sold a minimum of $50,000 in the offering. The Placement Warrants are exercisable for a period of thirty months, commencing immediately, at an exercise price of $1.60 per share subject to certain adjustments. The Placement Warrants contain anti-dilution provisions in the event of any recapitalization, split-up of shares or certain stock dividends. The Placement Warrants were valued at approximately $35,733, of which 50% is included as equity issuance costs and 50% as deferred financing costs. The fair value of the Placement Warrants were estimated at the date of grant using the Black-Scholes valuation model with the following assumptions; expected volatility of 0.92; risk free interest rate of 3.0%; an expected warrant life of 30 months; and 0% dividend yield. Through September 30, 2004, no shares had been issued under the warrants.

As a result of the 2004 Private Placement, a total of $217,423 of deferred financing costs was recorded that will be amortized over the term of the 2004 Notes. As of September 30, 2004, $6,015 had been amortized into interest expense.

Equity Incentive Plan

In January 2002, the Company adopted an Equity Incentive Plan (the “Plan”), which provides for the grant of up to 500,000 options. The Plan was amended in March 2004 to increase the shares available for grant to 750,000 shares. Under the Plan, the Company may grant incentive stock options, nonqualified stock options, restricted stock and stock appreciation rights to employees, officers, directors, advisors and independent contractors. The exercise price of each option shall be determined by Board of Directors, however, the exercise price of incentive stock options shall not be less than the fair market value of the shares on the date of grant, or 110% in the case of incentive stock options granted to an individual with ownership in excess of certain limits. For nonqualified stock options, the exercise price may not be less than 50% of the fair market value on the date of grant. The Company’s Board of Directors determine the vesting and other provisions of option and rights granted under the Plan and the options are exercisable for periods ranging from five to ten years from the date of grant. Generally, options vest at twenty-five percent one year from the date of grant and 1/36 per month thereafter. This Plan replaces the plan adopted in January 2001, which was canceled.

A summary of stock option activity is as follows:

	Number of shares	Weighted average exercise price
Balance at September 30, 2002	170,000	$5.00
Granted	181,500	2.54
Cancelled	(20,000)	4.40

Balance at September 30, 2003	331,500	$3.71
Granted	256,000	1.83
Cancelled	(149,500)	4.27

Balance at September 30, 2004	438,000	$2.40

The weighted average fair value of options granted during the years ended September 30, 2004 and 2003, was $1.34 and $1.96, respectively. At September 30, 2004, 116,200 options were vested. Options granted during the year ended September 30, 2004 and 2003 were at prices ranging from $1.43 to $2.50 per share and $2.50 to $2.60 per share, respectively. The remaining average contractual life of outstanding options outstanding at September 30, 2004, is 9.0 years.

Shares Reserved for Future Issuance

Shares reserved for future issuance are as follows:

	September 30, 2004	September 30, 2003
Conversion of warrants	339,844	128,438
Conversion of principal portion of Notes Payable to Stockholders	78,125	250,000
Shares authorized for issuance under the Equity Incentive Plan	312,000	168,500
Stock options issued and outstanding	438,000	331,500

	1,167,969	878,438

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

Total rent expense for the years ended September 30, 2004, 2003, and 2002 was $156,252, $153,765, and $41,348, respectively.

Included in property and equipment at September 30, 2004 and 2003 is equipment totaling $206,671 recorded under a capital lease and accumulated depreciation of $148,114 and $106,780, respectively. Amortization expense associated with these assets is included in depreciation expense. The Company’s Chairman and Chief Executive Officer personally guarantees this lease.

Future minimum lease payments required under capital and operating leases with noncancelable terms in excess of one year at September 30, 2004 are as follows:

Year ended September 30:	Capital	Operating
2005	$54,264	$138,876
2006	22,612	142,071
2007	–	145,338
2008	–	125,713
2009	–	96,448
Thereafter	–	294,073

	76,876	$942,519

Less amount representing interest	6,132

Present value of net minimum lease payments	70,744
Less current portion	48,756

Noncurrent portion	$21,988

6.    Income Taxes

Significant components of the Company’s net deferred tax assets are as follows.

	September 30,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$1,842,000	$1,475,000
Other, net	182,000	92,000

Total deferred tax assets	2,024,000	1,567,000

Valuation allowance for net deferred tax assets	(2,024,000)	(1,567,000)

Net deferred tax assets	$–	$–

A valuation allowance of $2,024,000 and $1,567,000 at September 30, 2004 and 2003, respectively, has been established to offset the net deferred tax asset, as realization of such assets is uncertain. At September 30, 2004, the Company had federal and California net operating loss carryforwards of approximately $4,529,000 and $4,472,000, respectively that will begin to expire in 2021 and 2011, respectively, unless previously utilized. The Company’s effective tax rate benefit approximates the federal and California statutory rates as there are no material permanent differences. The tax benefit is offset by an increase in the valuation allowance.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, use of these net operating loss carryforwards may be limited due to cumulative changes in the Company’s ownership of more than 50%.

7.    Related Party Transactions

In exchange for the use for promotional purposes of the Dickie Walker, a 52-year-old wooden hulled vessel owned by Company’s Chairman and Chief Executive Officer, the Company reimburses certain costs, including crew, fuel and maintenance. For the years ended September 30, 2004, 2003, and 2002, the Company paid approximately $45,000, $36,000 and $24,400, respectively, in connection with this arrangement.

During the year ended September 30, 2002, the Company purchased products totaling approximately $43,000 from a business owned by a family member of the Company’s Chairman and Chief Executive Officer.

In January 2002, the Chief Executive Officer loaned the Company a total of $95,000 for working capital evidenced by two unsecured promissory notes in the amounts of $50,000 and $45,000, both of which were repaid in March 2002. The notes accrued interest at 10% per annum.

8.    Quarterly Financial Information (Unaudited)

The following tables set forth summary quarterly financial information for years ended September 30, 2004 and 2003:

	Quarter Ended
	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003
Net sales	$538,858	$1,575,119	$1,657,546	$693,431
Gross profit (loss)	(72,626)	544,157	619,229	42,298
Net income (loss)	(698,932)	2,279	44,113	(620,379)
Net income (loss) per common share
Basic and diluted	$(0.17)	$0.00	$0.01	$(0.17)
Weighted average shares	4,174,021	3,967,095	3,680,618	3,680,000

	Quarter Ended
	September 30, 2003	June 30, 2003	March 31, 2003	December 31, 2002
Net sales	$693,381	$1,360,581	$1,821,719	$626,124
Gross profit	22,523	388,672	602,027	81,347
Net loss	(806,015)	(229,185)	(133,308)	(520,011)
Net loss per common share
Basic and diluted	$(0.22)	$(0.06)	$(0.04)	$(0.14)
Weighted average share	3,680,000	3,680,000	3,680,000	3,680,000