Form 10KSB/A
period 2004-09-30
DICKIE WALKER MARINE INC
filed 2005-01-21
CIK 1138724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

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

The following items of Dickie Walker Marine, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 are hereby amended. Each item is set forth in its entirety, as amended.

PART III.

Item 9.      Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act

The following individuals were directors and executive officers as of December 31, 2004.

GERALD W. MONTIEL, Chairman of the Board, Chief Executive Officer, President, Chief Marketing Officer

Age: 58

Gerald W. Montiel is our founder and has served as our Chairman of the Board and Chief Executive Officer since our inception in October 2000, and our Chief Financial Officer since our inception until February 2002. Mr. Montiel has served as our Chief Marketing Officer since February 2002. He was appointed President in November 2003. In 1987, Mr. Montiel co-founded Ashworth, Inc., the largest branded golf apparel company in the United States, and served as its President and Chief Executive Officer from its inception until 1995, and as Chairman of the Board from its inception until his retirement from Ashworth in 1998. Ashworth was recognized in 1994 and 1995 as one of America’s 100 fastest-growing companies by Fortune magazine. In 1973, Mr. Montiel founded World of Arts and Crafts Stores, a 14-store retail chain that merged with Michael’s Arts and Crafts Stores in 1984. Mr. Montiel served on Michael’s Board of Directors from 1984 to 1985. Mr. Montiel graduated from Colorado State University with a Bachelor of Arts with an emphasis in Marketing. He was recognized as its Honored Alumni of the Year in 1994. Eric M. Montiel, our Vice President of Sales, is Mr. Montiel’s son.

NORMAN LEFKOVITS, JR., Director

Age: 57

Norman Lefkovits, Jr. was appointed as a director in May 2001. Mr. Lefkovits has over 30 years of experience in the apparel industry. Mr. Lefkovits was a licensee for No Fear from 1991 to 1999. He was a licensee for Jimmy Z T-shirt from 1985 to 1990. Mr. Lefkovits earned a Bachelor of Arts degree in Marketing from the University of Alabama.

JAMES R. SMITH, Director

Age: 59

James R. Smith was elected as a director in May 2001. Since 1981, Mr. Smith has been the Chairman and Chief Executive Officer of Smith Investments, Inc. His experience includes the acquisition and management of real estate income properties consisting of management of over 450 apartment units with an ownership interest in over 280 units and several commercial buildings, as well as undeveloped real estate. Mr. Smith earned a Bachelor of Science degree in Business Administration, a Masters of Economics, and an MBA from Colorado State University. Mr. Smith currently serves on the Advisory Board of the Business School at Colorado State University.

W. BRENT ROBINSON, Director

Age: 60

W. Brent Robinson was elected as a director in February 2002. Mr. Robinson has over 30 years of experience in the retail industry, specializing in retail store chain development, operations and management.

Since 1999, Mr. Robinson has been Chairman and Chief Executive Officer of Virtual Habitat, Incorporated which designs, sells, installs and maintains entertainment systems for residential and commercial use. From 1993 to 1999, he was President and Chief Executive Officer of The Store Group, a retail advisory group for retailers, wholesalers, manufacturers and catalog companies. From 1990 to 1992, Mr. Robinson was a vice president of Blockbuster Video. Mr. Robinson was Vice President of The Limited, Inc. and of Abercrombie & Fitch from 1989 to 1990. Mr. Robinson was a regional manager for the Lerners Shops from 1987 to 1989, and a regional manager for The Limited Stores from 1985 to 1987.

TODD W. SCHMIDT, Chief Financial Officer

Age 61

Todd W. Schmidt was appointed Chief Financial Officer in July 2003. From May 2002 until that time he acted as a financial consultant to us. Mr. Schmidt has nearly 30 years experience as a chief financial officer of four companies. From 1996 to 2002 he was Vice President Finance of ENCAD, Inc., a publicly-traded inkjet printer company. From 1990 to 1995 he served as Vice President Finance and Administration for Biosym Technologies, Inc., a computer-aided molecular modeling software company. He has also served as Vice President Finance and Administration at Immunetech Pharmaceuticals, Inc. from 1983 to 1990 and IVAC Corporation from 1976 to 1981. He is a certified public accountant and earned a Bachelor of Science in Industrial Engineering and an MBA, both from Northwestern University.

ERIC M. MONTIEL, Vice President of Sales

Age: 36

Eric M. Montiel was appointed National Sales Manager in April 2002 and Vice President of Sales in November 2002. Mr. Montiel has over ten years experience in the apparel industry. From 1998 until April 2002 he was a manufacturer’s representative for a number of apparel companies. Prior to that, he was a manager of a retail division for Ashworth, Inc. Mr. Montiel earned a Bachelor of Arts in Communications from the University of Colorado. He is the son of Gerald W. Montiel, our founder, Chairman of the Board, President and Chief Executive Officer.

Audit Committee Financial Expert

The Board has an audit committee consisting of Messrs. Robinson, Lefkovits and Smith. The Board of Directors has determined that each of the members of the Audit Committee is independent as defined by the listing standards of the NASD, Section 301 of the Sarbanes-Oxley Act of 2002, and Rule 10A-3 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). The Board of Directors also has determined that each of the members of the Audit Committee is able to read and understand financial statements, and that Mr. Smith, who is the Chairman, has financial management experience and is an audit committee financial expert, as defined by the rules of the Securities and Exchange Commission (the “SEC”). In reaching such determinations, the Board of Directors considered the financial, accounting, business and occupational experience of each Audit Committee member.

Section 16(a) Beneficial Ownership reporting Compliance

Section 16(a) of the Securities Act of 1934 requires our directors and executive officers and persons who beneficially own more than 10% of the company’s stock to file reports of ownership and subsequent changes with the Securities and Exchange Commission. Based only on a review of copies of such reports and written representations delivered to the Company by such persons, the Company believes that Eric Montiel filed one late report comprised of one stock option grant transaction and that Todd Schmidt filed one late report comprised of one stock option grant transaction.

Code of Ethics

Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, we have adopted a code of ethics that applies to all employees and directors of the company. A copy of the code of ethics can be obtained without charge by written request to Investor Relations, Dickie Walker Marine, Inc., 1405 South Coast Highway, Oceanside, California, 92054.

Item 10.      Executive Compensation

The following table sets forth the compensation paid by us to our Chief Executive Officer and other executive officers for the years ended September 30, 2004, 2003 and 2002.

Summary Compensation Table

		Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($) Other		Awards Securities Underlying Options (#)(1)
Gerald W. Montiel	2004	$91,000	$–
Chief Executive Officer,	2003	$100,000	$–
Current President,	2002	$–	$–	$1,200	(2)
Chief Marketing Officer

Julia B. Knudsen(6)	2004	$60,667	$–	$700	(2)
Former President,	2003	$103,000	$–	$4,200	(2)
Chief Operating Officer, Chief Financial Officer	2002	$96,000	$2,000	$3,150	(2)	50,000

Sandra L. Evans(7)	2004	$53,333		$1,750	(2)
Former Vice President of	2003	$79,475		$4,200	(2)	10,000
Distribution, Secretary	2002	$74,350	$2,000	$3,150	(2)	35,000

Eric M. Montiel(3)	2004	$93,333	$–	$4,200	(2)	35,000
Vice President of Sales,	2003	$78,473	$–	$16,709	(5)	35,000
Current Secretary	2002	$27,906

Todd W. Schmidt(4)	2004	$97,667		$4,200	(2)	35,000
Current Chief Financial Officer	2003	$15,700	$–	$67,367	(4)	35,000
	2002			$33,333	(4)

(1)	All awards reported under this column were stock options issued under the 2002 Equity Incentive Plan.
(2)	Amounts paid for car allowance.
(3)	Mr. Montiel became Vice President of Sales in December 2002.
(4)	Mr. Schmidt became Chief Financial Officer in July 2003. Prior to that time he was a financial consultant to the Company. Includes $700 for car allowance and $66,667 for consulting services in 2003 and $33,333 for consulting services in 2002.
(5)	Represents $13,209 reimbursement for relocation expense and $3,500 paid for car allowance.
(6)	Ms. Knudsen resigned from the Company effective November 14, 2003. Ms. Knudsen’s 50,000 stock options expired upon her resignation.
(7)	Ms. Evans resigned from the Company effective February 29, 2004. Ms. Evans’ 45,000 stock options expired upon her resignation.

Option Grants in Fiscal 2004

The following table sets forth information concerning stock option grants during fiscal 2004 to our named executive officers. All options granted in fiscal 2004 were issued under the 2002 Equity Incentive Plan. In general, the options vest and become exercisable over a four-year period, with 25% vesting on after one year and the remainder vesting monthly in equal increments over the following three years. The options have a term of ten years, subject to earlier termination under certain circumstances related to termination of employment.

In general, under our Equity Incentive Plan the exercise price of the options may be paid:

•	by cash or check,

•	in shares of common stock held for the requisite period necessary to avoid a charge to the company’s earnings for financial reporting purposes and valued at fair market value on the exercise date, or

•	through a cashless exercise procedure involving a same-day sale of the purchased shares.

The Compensation Committee may grant stock appreciation rights in tandem with option grants under the 2002 Equity Incentive Plan. No stock appreciation rights were granted to any of the named executive officers during fiscal 2004.

Option Grants in Fiscal 2004 Table

	Individual Grants
Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year(3)	Exercise Price ($/Share)	Expiration Date
Eric M. Montiel(1)	35,000	13.7%	$1.78	08/01/2014
Todd W. Schmidt(2)	35,000	13.7%	$1.78	08/01/2014

(1)	Options granted in fiscal 2004 are scheduled to vest 25% after one year and the remainder will vest in equal monthly increments over the following three years.
(2)	Options granted in fiscal 2004 are scheduled to vest 50% after one year and the remainder will vest in equal monthly increments over the following year.
(3)	In fiscal 2004, all employees as a group received stock options amounting to a total of 256,000 shares.

Option Exercises and Holdings

The following table sets forth certain information with respect to the number and value of unexercised stock options held by our named executive officers as of September 30, 2004. No stock options or stock appreciation rights were exercised by the officers during fiscal 2004.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

	Shares Acquired on Exercise		Number of Securities Underlying Unexercised Options at September 30, 2004		Value of Unexercised in- the-Money Options at September 30, 2004(1)
Name		Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Eric M. Montiel	–	N/A	13,425	35,000	–	–
Todd W. Schmidt	–	N/A	19,688	35,000	–	–

(1)	Value is based on the difference between the option exercise price and the fair market value at September 30, 2004 ($0.90 per share, determined on the basis of the closing selling price per share of common stock as reported on the Nasdaq SmallCap Market), multiplied by the number of shares underlying the option.

Compensation of Directors

While we do not pay cash compensation to our directors, they are reimbursed for expenses they incur in attending meetings of the Board or Committees of the Board. In June 2004, Mr. Lefkovits was granted an option to purchase 15,000 shares at $1.68 per share and Mr. Smith was granted an option to purchase 30,000 shares at $1.68 per share. Of these options, 25% will vest one year from the date of grant and the remainder vest monthly in equal monthly increments over the following three years.

Employment Agreement

Under an employment agreement dated February 1, 2002, Gerald W. Montiel serves as our Chairman of the Board, Chief Executive Officer and Chief Marketing Officer. Under the agreement, Mr. Montiel earns a minimum base salary of $100,000 per year, beginning October 1, 2002. He may be awarded bonuses at the discretion of the Board of Directors. He is entitled to the employee benefits we offer to all of our employees. If Mr. Montiel’s employment is terminated for any reason other than (i) by Mr. Montiel’s voluntary resignation, (ii) by his death, disability or normal retirement or (iii) by us for cause, Mr. Montiel will be entitled to severance compensation equal to one year’s salary. During the three-year term of this agreement Mr. Montiel agreed to protect our confidential information, to refrain from competing with us, and to assign to us all rights in intellectual property developed by him during the term of his employment.

Item 11.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of December 31, 2004 relating to the beneficial ownership of common stock by (i) each stockholder known to own beneficially more than five percent of the outstanding shares of our common stock, (ii) each director, (iii) each named executive officer, and (iv) all our current executive officers and directors as a group. This table is based upon information supplied by our directors and our named executive officers, principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission, (“SEC”). Unless otherwise indicated, the individual stockholders named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Applicable ownership is based on 4,301,806 shares of common stock outstanding on December 31, 2004, and calculated pursuant to SEC Rule 13d-3(d)(1), which includes the number of shares acquirable within 60 days.

Name and Address of Beneficial Owner	Owned at December 31, 2004		Percent of Class
Gerald W. Montiel 1405 South Coast Highway Oceanside, CA 92054	1,309,000	(1)	30.4%
Norman Lefkovits, Jr. 41700 Pacific Coast Highway Malibu, CA 90265	197,944	(2)	4.6%
James R. Smith 1333 East County Road 58 Ft. Collins, CO 80524	111,931	(3)	2.6%
W. Brent Robinson 3734 Promontory Street San Diego, CA 92109	22,469	(4)	0.5%
Eric M. Montiel 1405 South Coast Highway Oceanside, CA 92054	17,144	(5)	0.4%
Todd W. Schmidt 1405 South Coast Highway Oceanside, CA 92054	22,604	(6)	0.5%
All executive officers and directors as a group (six persons)	1,681,091		38.3%

(1)	Includes 1,288,500 shares held by Montiel Family, LLC. Gerald W. Montiel is the Managing Partner of Montiel Family, LLC and claims beneficial ownership of these shares.
(2)	Includes 10,444 shares issuable upon exercise of stock options.
(3)	Includes 73,750 shares owned by Mr. Smith and 23,750 shares owned by Oaktree Ltd. LLLP, a family partnership of which James R. Smith owns 60%. Mr. Smith claims beneficial ownership of these shares. Includes 14,431 shares issuable upon exercise of stock options.
(4)	Includes 20,969 shares issuable upon exercise of stock options.
(5)	Includes 17,144 shares issuable upon exercise of stock options. Eric M. Montiel is a member of Montiel Family, LLC.
(6)	Includes 22,604 shares issuable upon exercise of stock options.

Equity Incentive Plan

The description that follows is an overview of the material provisions of the Equity Incentive Plan (the “Plan”). Under the Plan, we may grant to our designated employees, officers, directors, advisors and independent contractors incentive stock options, nonqualified stock options, restricted stock and stock appreciation rights. By encouraging stock ownership, we seek to motivate Plan participants by allowing them an opportunity to benefit from any increased value of our company which their effort, initiative, and skill help produce.

General

Up to 750,000 shares of common stock are authorized for issuance under the terms of the plan. No more than 250,000 shares may be granted to any individual in any three-year period. If options granted under the Plan expire or are terminated for any reason without being exercised, or shares of restricted stock are forfeited, the shares of common stock underlying such grant will again be available for purposes of the Plan. If approved by the shareholders at the 2004 Annual Meeting, the number of shares authorized for issuance under the Plan will be increased to 750,000 shares.

Administration of the Plan

The Compensation Committee determines which individuals will receive grants, the type, size and terms of the grants, the time when the grants are made and the duration of any applicable exercise or restriction period, including the criteria for vesting and the acceleration of vesting, and the total number of shares of common stock available for grants.

Eligibility for participation

Grants may be made to employees, officers, directors, advisors and independent contractors of the Company and its subsidiaries, including any non-employee member of the board of directors.

Options

Incentive stock options may be granted only to officers and directors who are employees. Nonqualified stock options may be granted to employees, officers, directors, advisors and independent contractors. The exercise price of an option will be determined by the Compensation Committee and may be equal to, greater than, or less than the fair market value but in no event less than 50% of the fair market value of a share of common stock at the time of grant; provided that:

•	the exercise price of an incentive stock option must be equal to or greater than the fair market value of a share of common stock on the date of grant, and

•	the exercise price of an incentive stock option granted to an employee who owns more than 10% of the issued and outstanding common stock must not be less than 110% of the fair market value of the underlying shares of common stock on the date of grant.

Although not a provision of the Plan, the Compensation Committee will not grant stock options to officers, directors, employees, promoters, 5% stockholders or affiliates with an exercise price of less than 85% of the fair market value of the stock.

The Compensation Committee determines the term of each option, which may not exceed ten years from the date of grant, except that the term of an incentive stock option granted to an employee who owns more than 10% of the common stock may not exceed five years from the date of grant. The Compensation Committee may accelerate the exercisability of any or all outstanding options at any time for any reason.

Restricted stock

The Compensation Committee determines the number of shares of restricted stock granted to a participant and may subject any grant to performance requirements, vesting provisions, transfer restrictions and other restrictions and conditions as the Compensation Committee may determine in its sole discretion. The restrictions shall remain in force during a restricted period set by the Compensation Committee.

Stock appreciation rights

The Compensation Committee may grant a participant the right to receive, in cash or stock, the amount of any appreciation in the value of our stock over the exercise price of the stock appreciation right, which is set by the committee at the time of grant. The Compensation Committee has the same discretion to determine the terms of stock appreciation rights, including exercise price and vesting schedule that it has in the case of nonqualified stock options.

Termination of employment

If a participant leaves our employment, other than because of retirement, death or disability, the participant will forfeit any stock options or stock appreciation rights that are not yet vested, and any restricted stock for which the restrictions are still applicable, unless the participant remains as a non-employee director, advisor or independent contractor.

Amendment and termination of the Plan

The Compensation Committee may amend or terminate the Plan at any time, except that it may not make any amendment that requires stockholder approval as provided in Rule 16b-3 of the Exchange Act or Section 162(m) of the Internal Revenue Code without stockholder approval. The Plan will terminate on the day immediately preceding the tenth anniversary of its effective date, unless terminated earlier by the Compensation Committee.

New Plan Benefits

Stock incentive awards under the Plan are discretionary, so no future awards are determinable at this time.

Item 12.      Certain Relationships and Related Transactions

License Agreement

We have been granted the exclusive and unlimited right to use the name, image and likeness of the Dickie Walker vessel in connection with the sale of our products and for our business generally. This right was granted under a license agreement between Gerald W. Montiel and us. The agreement was effective as of February 1, 2002 and has a 99-year term. Under the agreement, we have a right of first refusal to purchase the Dickie Walker vessel at fair market value. We also have the exclusive right to establish and protect trademarks that use the vessel’s name, image, structure or likeness. The agreement is binding on all subsequent owners of the vessel. We may terminate the agreement upon notice to Mr. Montiel, but he may terminate the agreement only in the event of a material breach by us. This agreement was approved by a majority of our disinterested directors who had access, at our expense, to our legal counsel or independent legal counsel.

Reimbursement Agreement

Mr. Montiel also has agreed to make the vessel available to us for corporate events, photo shoots and promotions pursuant to an agreement between Mr. Montiel, dated February 1, 2002 and us. Under the agreement we reimburse Mr. Montiel for expenses incurred in connection with our use of the vessel, including cost of crew, fuel, docking fees and maintenance. We are entitled to use the vessel a minimum of 60 days per year. The agreement has a 99-year term but may be terminated by us on 30 days’ notice. This agreement was approved by a majority of our disinterested directors. For the years ended September 30, 2004 and 2003, the Company paid approximately $45,000 and 36,000, respectively, in connection with this arrangement.

Item 14.      Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by Ernst & Young LLP for the audit of our annual financial statements for fiscal 2004 and fiscal 2003 and the review of our financial statements included in our Forms 10-QSB for those years were $71,778 and $70,319, respectively.

Audit Related Fees

Audit related fees include billings for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements, and are not reported as Audit Fees. The aggregate fees billed for audit related services during fiscal 2004 and fiscal 2003 were $3,000 and $0, respectively. These services consisted of assistance and consultation in the preparation and filing of Form S-8.

Tax Fees

The aggregate fees billed for tax services, including tax planning and preparation during fiscal 2004 and fiscal 2003 were $0 and $250, respectively.

All Other Fees

The Company did not engage Ernst & Young LLP on any other matters not otherwise included in the above categories in either fiscal 2004 or 2003.

Audit Committee Pre-Approval Policy

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services include audit and audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, in Oceanside, State of California, on January 21, 2005.

DICKIE WALKER MARINE, INC.

By	/s/ Gerald W. Montiel
Gerald W. Montiel, President