Form 10QSB
period 2004-12-31
DICKIE WALKER MARINE INC
filed 2005-02-14
CIK 1138724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended December 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the Registrant’s Common Stock as of December 31, 2004 was 4,301,806.

DICKIE WALKE R MARINE, INC.

i

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

Dickie Walker Marine, Inc.

Balance Sheets

	December 31, 2004	September 30, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$408,221	$1,059,275
Accounts receivable, net	237,918	265,609
Inventories, net	1,167,735	1,242,156
Prepaid expenses and other current assets	199,485	181,548

Total current assets	2,013,359	2,748,588

Property and equipment, net	777,579	833,596
Deferred financing costs, net	195,433	215,697
Other assets	80,341	80,270

Total Assets	$3,066,712	$3,878,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$141,726	$299,800
Accrued expenses	79,078	60,014
Accrued interest on notes payable to stockholders	19,455	7,567
Current portion of capital lease obligation	53,736	48,756
Notes payable to stockholders	281,250	281,250

Total current liabilities	575,245	697,387

Notes payable to stockholders	412,500	412,500
Capital lease obligation, less current portion	24,902	21,988
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock - $.001 par value, 2,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock - $.001 par value, 50,000,000 shares authorized: 4,301,806 shares issued and outstanding at December 31, 2004 and September 30, 2004	4,301	4,301
Warrant	181,460	181,460
Additional paid-in capital	7,966,332	7,966,332
Accumulated deficit	(6,098,028)	(5,405,817)

Total stockholders’ equity	2,054,065	2,746,276

Total Liabilities and Stockholders’ Equity	$3,066,712	$3,878,151

See accompanying notes.

Dickie Walker Marine, Inc.

Statements of Operations

(Unaudited)

	Three months ended December 31,
	2004	2003
Net sales	$368,988	$693,431
Cost of sales	416,563	651,133

Gross (loss) profit	(47,575)	42,298

Selling, general and administrative expenses	610,730	637,250

Loss from operations	(658,305)	(594,952)
Other income (expense):
Interest expense	(34,168)	(21,020)
Interest income	1,062	4,273
Other expense	(800)	(8,680)

Total other income (expense)	(33,906)	(25,427)

Net Loss	$(692,211)	$(620,379)

Net loss per share: basic and diluted	$(0.16)	$(0.17)

Weighted average shares outstanding:
Basic and diluted	4,301,806	3,680,000

See accompanying notes.

Dickie Walker Marine, Inc.

Statements of Cash Flows

(Unaudited)

	Three months ended December 31,
	2004	2003
Operating Activities:
Net loss	$(692,211)	$(620,379)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	63,979	72,352
Allowance for doubtful accounts	25,000	(10,000)
Amortization of deferred financing costs	20,264	2,145
Non-cash compensation expense	—	4,000
Changes in operating assets and liabilities:
Accounts receivable	2,691	12,530
Inventories	74,421	(144,363)
Prepaid expenses and other current assets	(17,937)	(1,671)
Accounts payable	(158,074)	100,661
Accrued expenses	19,064	14,224
Deferred revenue	—	(70,907)
Accrued interest on notes payable to stockholders	11,888	15,750

Net cash used in operating activities	(650,915)	(625,658)

Investing Activities:
Purchases of property and equipment	(6,553)	(13,327)
Other assets	(1,480)	(5,321)

Net cash used in investing activities	(8,033)	(18,648)

Financing Activities:
Capital lease financing	20,153	—
Payments on capital lease obligation	(12,259)	(10,441)

Net cash provided by (used in) financing activities	7,894	(10,441)

Decrease in cash and cash equivalents	(651,054)	(654,747)
Cash and cash equivalents at beginning of period	1,059,275	2,687,901

Cash and cash equivalents at end of period	$408,221	$2,033,154

Supplemental disclosure of cash flow information:
Interest paid	$2,016	$3,125

See accompanying notes.

Dickie Walker Marine, Inc.

Notes to Financial Statements – Unaudited

1.	The Company – Dickie Walker Marine, Inc. (the “Company”) was originally incorporated in California in October 2000 under the name Montiel Marketing Group, Inc. The Company changed its name in February 2001 to Dickie Walker Marine, Inc. and reincorporated in the State of Delaware in February 2002. The Company designs, markets and distributes nautically inspired apparel, accessories and decorative items and operates in two segments – wholesale and retail. As net sales, net loss and total assets of the Company’s retail segment are each less than ten percent of the Company’s total, segment disclosures have not been provided.

2.	Basis of Presentation – The accompanying financial statements of Dickie Walker are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These interim financial statements should be read in conjunction with the financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations for the year ended September 30, 2004, contained in the Company’s Form 10-KSB, as amended. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company experiences seasonal fluctuations in sales and income with a substantial portion of sales occurring in the second and third quarter of the fiscal year.

Since inception, and through December 31, 2004, the Company has incurred losses of $6,098,028. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. Management’s current business plan for fiscal 2005 reflects continued initiatives to increase revenue, reduce cost of goods sold as a percentage of revenue, and control selling, general and administrative costs. The Company will need to raise additional funds through the public or private sale of its equity or debt securities or from other sources, in order to satisfy its projected cash needs at least through September 30, 2005.

The Company has announced its intention to acquire all the shares of Intelligent Energy Plc, a London-based energy solutions group focused on the commercialization of fuel cell technologies as more fully described in Note 11 and in Item 2 – Risks and Uncertainties of this Form 10-QSB. If the acquisition of a majority of the shares of Intelligent Energy Plc is not completed, and if then the Company is unable to raise additional capital to fund its business, the Company will be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and the accompanying notes and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

3.	Recent Accounting Pronouncements – On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of income based on their fair values. Pro forma disclosure is no longer an alternative. The Company expects to adopt Statement 123(R) on January 1, 2006.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on its statements of income, although it will have no impact on its overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 4 to the financial statements.

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

Pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the dates of grant using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended December 31,
	2004	2003
Risk-free interest rate	3%	3%
Expected life of options	5 years	5 years
Expected stock volatility	0.917	1.025
Expected dividend rate	0%	0%

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock-based compensation.

	Three Months Ended December 31,
	2004	2003
Net loss, as reported	$(692,211)	$(620,379)
Employee stock-based compensation determined under the fair value method	(38,271)	(40,338)

Pro forma net loss	$(730,482)	$(660,717)

Basic and diluted net loss per share:

As reported	$(0.16)	$(0.17)
Pro forma	$(0.17)	$(0.18)

5.	Net Loss per Share – Basic and diluted net loss per share is computed using the weighted average number of shares outstanding during the periods in accordance with SFAS No. 128, Earnings per Share. Because the Company has incurred a net loss for all periods presented in the Statements of Operations, stock options are not included in the computation of diluted net loss per share because their effect is anti-dilutive. The total number of shares excluded for the calculation of diluted net loss per share was 379,500 and 266,500 for the three months ended December 31, 2004 and 2003, respectively.

6.	Revenue Recognition – Revenue is recognized when title and risk of loss transfers to the customer. Generally, the Company’s shipping terms are FOB shipping point. Provisions are made for estimated product returns and sales allowances.

7.	Allowance for Doubtful Accounts – The Company evaluates the collectibility of its trade receivables based on a combination of factors. The Company regularly analyzes its significant customer accounts, and, when the Company becomes aware of a specific customer’s inability to meet its financial obligations to it, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to the amount reasonably believed to be collectible. The Company also records reserves for bad debt for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be further adjusted or the related receivables could be written-off to the allowance as uncollectible.

8.	Inventories – Inventories consist of the following:

	December 31, 2004	September 30, 2004
Raw materials	$61,214	$61,035
Work-in-process	14,970	20,763
Finished goods	1,091,551	1,160,358

Total	$1,167,735	$1,242,156

Inventories are carried at the lower of cost (first-in, first-out) or market.

9.	Comprehensive Income – SFAS No. 130, Reporting Comprehensive Income established standards for reporting and display of comprehensive income and its components. Net income (loss) was the same as comprehensive income (loss) for the periods presented.

10.	Significant Customer – Sales to West Marine accounted for approximately 6% and 73% of the Company’s net sales for the three month periods ended December 31, 2004 and 2003, respectively.

11.	Subsequent Event – On February 3, 2005, the Company announced it had reached agreement with the board of directors of Intelligent Energy Holdings Plc (“Intelligent Energy”), a London-based energy solutions group focused on the commercialization of fuel cell technologies, on the terms of a proposed recommended offer for the entire issued share capital of Intelligent Energy, subject to satisfaction of applicable regulatory requirements, stockholder approvals, and other conditions and pre-conditions to the offer.

If shareholders of 100% of Intelligent Energy shares accept the offer, upon closing of the acquisition, approximately 95% of the shares of Dickie Walker will be owned by stockholders who, prior to closing, were Intelligent Energy shareholders, and approximately 5% will be owned by the stockholders of Dickie Walker as they existed prior to closing. After giving effect to a proposed 1 for 5 reverse stock split to occur prior to the exchange of shares, full acceptance of the proposed Company offer would, if made, result in the issuance of up to 12,441,379 new shares of common stock. For each Intelligent Energy ordinary share held, an Intelligent Energy shareholder would receive 0.324 shares of the Company’s common stock. In addition, it is proposed that existing Intelligent Energy options and warrants would roll over into 6,421,197 new options and warrants in Dickie Walker, after giving effect to the reverse split. Existing Company options and warrants will remain outstanding following the close of the proposed offer. The exchange ratio and total share numbers may change to the extent that Intelligent Energy engages in any financing or strategic acquisitions, or creates a new stock option plan for its employees, pursuant to the terms of the Acquisition Agreement. However, Intelligent Energy shareholders and the Company’s stockholders would share in any resulting dilution proportionately.

The making of the offer is pre-conditional upon the SEC declaring a registration statement effective (which condition cannot be waived). There is no certainty that an offer will be made. Also, closing is conditional upon, among other factors, the approval of the offer by Dickie Walker’s stockholders, and receipt of acceptances of the offer by Intelligent Energy shareholders holding over 50% of Intelligent Energy’s ordinary shares. For additional detail regarding the transaction, see the information contained in the Company’s Form 8-K filed on February 8, 2005.

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

The following table sets forth, as a percentage of net sales, statements of operations data for the periods indicated.

	Three months ended December 31,
	2004	2003
Net sales	100%	100%
Cost of sales	113	94

Gross (loss) profit	(13)	6
Selling, general and administrative expenses	166	92

Loss from operations	(179)	(86)

Other expense - net	(9)	(4)

Net loss	(188)%	(90)%

Results of Operations

Three month period ended December 31, 2004 compared to the three month period ended December 31, 2003

Our sales for the three months ended December 31, 2004 decreased by approximately 47% from the comparable period in fiscal 2003 due primarily to a 96% decrease in sales of West Marine® private label branded products from approximately $500,000 in the first quarter of last fiscal year to approximately $21,000 in the first quarter of this fiscal year. Sales of Dickie Walker™ brand products increased by 79% from approximately $194,000 in the first quarter of last fiscal year to approximately $348,000 in the first quarter of this fiscal year. In spite of this quarterly improvement, sales of Dickie Walker™ brand were below our internal projections.

Our cost of sales as a percentage of sales was approximately 113% for the three months ended December 31, 2004 as compared to 94% for the comparable 2003 period. First quarter 2004 cost of sales included approximately $158,000 of costs related to products liquidated for approximately $23,000. Although we had previously recorded an inventory reserve for these costs, we did not decrease the inventory reserve as our quarterly analysis of the future salability of our remaining inventory indicated that a reserve of an amount equal to the existing reserve was necessary.

Selling, general and administrative expenses were approximately 166% and 92% of net sales, respectively, for the three months ended December 31, 2004 and 2003, respectively. In absolute dollars, first quarter 2004 selling, general and administrative expenses decreased by approximately $26,000 from the comparable 2003 period. Decreases in employee and employee-related expenses offset increases in the reserve for bad debts and catalog costs.

Interest expense increased slightly between comparable periods due to increased interest related to the notes payable issued in the fourth quarter of fiscal 2004.

As a result of the factors described above, we had a net loss of approximately $692,000 for the three month period ended December 31, 2004 compared to a net loss of approximately $620,000 for the three months ended December 31, 2003.

Liquidity and Capital Resources

Since our inception, we have funded our operations and satisfied our capital expenditure requirements primarily with proceeds from sales of common stock to our founders, the private placement of our common stock and promissory notes in fiscal 2001 and fiscal 2004, and our initial public offering in fiscal 2002. Proceeds from these financing sources since inception and through December 31, 2004 totaled approximately $8,600,000 and capital equipment lease financing totaled approximately $227,000.

Net cash used in operating activities was approximately $651,000 for the quarter ended December 31, 2004 compared to approximately $626,000 for the quarter ended December 31, 2003. Net cash used in operating activities for the quarter ended December, 2004 and 2003, resulted primarily from the net loss for the respective quarter.

Net cash used by investing activities totaled approximately $8,000 and $19,000 for the quarters ended December 31, 2004 and 2003, respectively, consisting primarily of trade show fixtures and warehouse equipment for both periods.

During the quarter ended December 31, 2004, we leased a van to be used for warehouse and retail store deliveries.

Financing activities for fiscal 2004 were composed primarily of two transactions:

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

At December 31, 2004, approximately $408,000 in cash and cash equivalents was available to fund operations. Our current business plan for fiscal 2005 reflects continued initiatives to increase revenue, reduce cost of goods sold as a percentage of revenue, and control selling, general and administrative costs. If the transaction discussed in Note 11 of Notes to Financial Statements is not completed, we will need to raise additional funds through the public or private sale of our equity or debt securities or from other sources, in order to satisfy our projected cash needs at least through September 30, 2005. No assurance can be given that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. The timing and amount of our capital requirements will depend on a number of factors, including demand for our products, the need for merchandising and promotional programs and competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders will experience additional dilution. Such additional securities may have rights, preferences, or privileges senior to those of our common stockholders. There can be no assurance that the additional financing will be available on terms favorable to us, if at all. If adequate funds are not available, or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance products or otherwise respond to competitive pressures could be significantly limited, any of which could have a material adverse effect on our ability to continue as a going concern. Our business, financial condition and results of operations may be harmed by such limitations.

Contractual Obligations and Commitments

The following table summarizes contractual obligations and commitments at December 31, 2004.

	Payments due per period
	Total Committed	Less than 1 year	1 - 3 years	4-5 years	Over 5 years
Operating leases	$908,000	$140,000	$402,000	$196,000	$170,000
Notes payable	693,750	281,250	412,500	—	—

Total	$1,601,750	$421,250	$814,500	$196,000	$170,000

Risks and Uncertainties

The following is a summary description of the many risks we face in our business. You should carefully review these risks and the other information described in this report in evaluating our business.

We have entered into an agreement to acquire the outstanding shares of Intelligent Energy Plc that, if consummated, will materially change the business of Dickie Walker and will substantially dilute the ownership of our current stockholders.

On February 3, 2005, the Company announced it had reached agreement with the board of directors of Intelligent Energy Holdings Plc (“Intelligent Energy”), a London-based energy solutions group focused on the commercialization of fuel cell technologies, on the terms of an offer to holders of the entire issued share capital of Intelligent Energy to exchange their Intelligent Energy shares for shares of Dickie Walker. In order for closing of the acquisition to occur, the offer must be accepted by shareholders of more than 50% of the Intelligent Energy’s outstanding ordinary shares and may be accepted by up to 100% of the Intelligent Energy shareholders. Provided such acceptances are received, upon closing, Dickie Walker’s primary business will become that of Intelligent Energy, and the risks associated with an investment in the Company will be those associated with the business of Intelligent Energy. These risks will be fully described in the Company’s future filing of a Registration Statement on Form S-4.

If shareholders of 100% of Intelligent Energy shares accept the offer, upon closing of the acquisition, approximately 95% of the shares of Dickie Walker will be owned by stockholders who, prior to closing, were Intelligent Energy shareholders, and approximately 5% will be owned by the stockholders of Dickie Walker as they existed prior to closing. After giving effect to a proposed 1 for 5 reverse stock split to occur prior to the exchange of shares, full acceptance of the proposed Dickie Walker offer would, if made, result in the issuance of up to 12,441,379 new shares of common stock. For each Intelligent Energy ordinary share held, an Intelligent Energy shareholder would receive 0.324 shares of the Company’s common stock. In addition, it is proposed that existing Intelligent Energy options and warrants would roll over into 6,421,197 new options and warrants in Dickie Walker, after giving effect to the reverse split. Existing Dickie Walker options and warrants will remain outstanding following the close of the proposed offer. The exchange ratio and total share numbers may change to the extent that Intelligent Energy engages in any financing or strategic acquisitions, or creates a new stock option plan for its employees, pursuant to the terms of the Acquisition Agreement. However, Intelligent Energy shareholders and Dickie Walker stockholders would share in any resulting dilution proportionately.

The acquisition of Intelligent Energy Plc is conditional upon the occurrence of certain events that are not entirely within our control and may not take place.

The making of the offer to Intelligent Energy shareholders to exchange their shares for shares of Dickie Walker is conditioned upon the SEC declaring effective a registration statement registering the shares to be issued to the Intelligent Energy shareholders. Closing of the transaction is subject to certain conditions, including, (i) listing on Nasdaq of the Dickie Walker shares to be issued to the Intelligent Energy shareholders; (ii) approval of the acquisition of Intelligent Energy by the Dickie Walker stockholders through the issuance of shares to Intelligent Energy shareholders and a 1-for-5 reverse stock split of the Dickie Walker shares; (iii) shareholders holding more than 50% of the shares of Intelligent Energy accepting the offer; and (iv) the other conditions listed in Annex A to the Acquisition Agreement, which was filed as an exhibit to our Form 8-K on February 8, 2005. We have no reason to believe the registration statement will not be declared effective by the SEC or that listing of the Dickie Walker shares will not be approved by Nasdaq, but we cannot be certain these events will occur. The directors of Dickie Walker have agreed with Intelligent Energy to use their best efforts to solicit proxies voting in favor of the acquisition.

If acquisition of Intelligent Energy does not occur, we will have to raise significant capital to continue our business.

If the acquisition of Intelligent Energy does not close, we will have to raise additional capital in order to continue the business of Dickie Walker. Renewed efforts to market and sell Dickie Walker products, would be required since in the course of preparing for the acquisition of Intelligent Energy, these efforts have been reduced. We do not contemplate the opening of additional retail stores at this time. We have reduced the number of people we employ in an effort to reduce our expenses. In addition, we have incurred extraordinary expenses associated with the potential acquisition of Intelligent Energy, such as the cost of obtaining an opinion as to the fairness of the transaction to our stockholders from a financial point of view and legal fees associated with the transaction.

The following risk factors continue to apply to our business as it is presently conducted.

We will need additional financing and we may not be able to obtain it.

At December 31, 2004, approximately $408,000 in cash and cash equivalents was available to fund operations. Our current business plan for fiscal 2005 reflects continued initiatives to increase revenue, reduce cost of goods sold as a percentage of revenue, and control selling, general and administrative costs. We will need to raise additional funds through the public or private sale of our equity or debt securities or from other sources, in order to satisfy our projected cash needs at least through September 30, 2005. No assurance can be given that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. The timing and amount of our capital requirements will depend on a number of factors, including demand for our products, the need for merchandising and promotional programs and competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders will experience additional dilution. Such additional securities may have rights, preferences, or privileges senior to those of our common stockholders. There can be no assurance that the additional financing will be available on terms favorable to us, if at all. If adequate funds are not available, or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance products or otherwise respond to competitive pressures could be significantly limited. Our business, financial condition and results of operations may be harmed by such limitations and we may be required to file for bankruptcy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” contained in the Company’s Form 10-KSB for the year ended September 30, 2004.

We have had limited operations and a history of losses that make our future operating results difficult to predict.

Our business began in October 2000. We have a limited operating history and you have limited historical information about us on which to base your investment decision. We face the risks and uncertainties of other early-stage companies. We have had accumulated losses from operations since our inception and may incur future losses from operations. At December 31, 2004, the accumulated deficit was approximately $6,098,000. Our limited operating history and history of losses make future operating results difficult to predict.

Our decision to exit the West Marine private label business has decreased sales and could impede our ability to achieve profitability.

We had an agreement with West Marine under which we provided the private label apparel line for West Marine’s retail stores, catalogs, and Internet website. Sales to West Marine accounted for approximately 68%, 82% and 87% of our sales for the years ended September 30, 2004, 2003 and 2002, respectively, but only 6% of our sales for the quarter ended December 31, 2004. Our agreement with West Marine expired on December 31, 2004. If we are unable to increase wholesale, catalog and retail sales of Dickie Walker™ brand products to replace sales to West Marine, we will not be able to achieve profitability.

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

Our shares are currently listed on The Nasdaq SmallCap Market. With the results of our operations for the quarter ended December 31, 2004, we are not in compliance with Nasdaq Marketplace Rule 4310(c)(2)(B) which requires a company to have a minimum of $2,500,000 in stockholders’ equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. Consequently, our shares are subject to delisting. If this should occur, trading of the shares would be conducted in the over-the-counter market on the Electronic Bulletin Board, a National Association of Securities Dealers, Inc. (“NASD”) sponsored interdealer quotation system. As a result, investors may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the shares. In addition, if the shares cease to be listed on The Nasdaq SmallCap Market and we fail to meet certain other criteria, trading of the shares would be subject to Securities and Exchange Commission rules regulating broker-dealer practices in connection with transactions in “penny stock.” If the shares became subject to the penny stock rules, many brokers may be unwilling to engage in transactions in the shares because of the disclosure requirements under Section 15(g) of the Exchange Act which require that in order for a broker dealer to approve a customer’s account for transactions in penny stocks, a broker or dealer must determine that transactions in penny stocks are suitable for the customer, and deliver a written statement of the basis for their determination to the customer, who must sign the written statement.

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

As of the end of the period covered by this Quarterly Report on Form 10-QSB, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended December 31, 2004. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

Dated: February 11, 2005

DICKIE WALKER MARINE, Inc.
(Registrant)

By:	/s/ Todd W. Schmidt
(Todd W. Schmidt)
Chief Financial Officer
(Principal Financial and Accounting Officer)