Form 10QSB
period 2005-03-31
DICKIE WALKER MARINE INC
filed 2005-05-16
CIK 1138724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-49819

DICKIE WALKER MARINE, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	33-0931599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1405 South Coast Highway Oceanside, CA	92054
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (760) 450-0360

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

The number of shares outstanding of the Registrant’s Common Stock as of March 31, 2005, was 4,301,806

DICKIE WALKER MARINE, INC.

i

PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements

Dickie Walker Marine, Inc.

Balance Sheets

	March 31, 2005	September 30, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$88,276	$1,059,275
Accounts receivable, net	386,770	265,609
Inventories, net	913,629	1,242,156
Prepaid expenses and other current assets	138,580	181,548

Total current assets	1,527,255	2,748,588
Property and equipment, net	678,719	833,596
Deferred financing costs, net	1,950	4,289
Other assets	79,908	80,270

Total Assets	$2,287,832	$3,666,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$210,296	$299,800
Accrued expenses	116,443	60,014
Accrued interest on notes payable to stockholders	8,786	7,567
Current portion of capital lease obligation	7,597	48,756
Note payable to officer	53,902	—
Notes payable to stockholders	56,250	281,250

Total current liabilities	453,274	697,387
Notes payable to stockholders, net of debt discount	245,160	201,092
Capital lease obligation, less current portion	10,804	21,988
Commitments and contingencies
Stockholders’ Equity:
Preferred stock - $.001 par value, 2,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock - $.001 par value, 50,000,000 shares authorized: 4,301,806 shares issued and outstanding at March 31, 2005 and September 30, 2004, respectively	4,301	4,301
Warrant	181,460	181,460
Additional paid-in capital	7,966,332	7,966,332
Accumulated deficit	(6,573,499)	(5,405,817)

Total stockholders’ equity	1,578,594	2,746,276

Total Liabilities and Stockholders’ Equity	$2,287,832	$3,666,743

See accompanying notes.

Dickie Walker Marine, Inc.

Statements of Operations

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Net sales	$747,703	$1,657,546	$1,116,691	$2,350,977
Cost of sales	774,270	1,038,317	1,190,833	1,689,450

Gross (loss) profit	(26,567)	619,229	(74,142)	661,527
Selling, general and administrative expenses	453,915	556,331	1,064,645	1,193,581

Income (loss) from operations	(480,482)	62,898	(1,138,787)	(532,054)
Other income (expense):
Interest expense	(39,192)	(20,723)	(73,360)	(41,743)
Interest income	226	1,938	1,288	6,211
Gain on sale of property and equipment	51,317	—	51,317	—
Other expense	(7,340)	—	(8,140)	(8,680)

Total other income (expense)	5,011	(18,785)	(28,895)	(44,212)

Net income (loss)	$(475,471)	$44,113	$(1,167,682)	$(576,266)

Net income (loss) per share: Basic and diluted	$(0.11)	$0.01	$(0.27)	$(0.16)

Weighted average shares outstanding: Basic and diluted	4,301,806	3,680,618	4,301,806	3,680,307

See accompanying notes.

Dickie Walker Marine, Inc.

Statements of Cash Flows

(Unaudited)

	Six months ended March 31,
	2005	2004
Operating Activities:
Net loss	$(1,167,682)	$(576,266)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	126,498	142,645
Inventory reserves	15,000	—
Allowance for doubtful accounts	25,000	(10,000)
Gain on sale of property and equipment	(51,317)	—
Amortization of deferred financing costs	46,407	4,289
Common stock issued in exchange for services	—	11,000
Changes in operating assets and liabilities:
Accounts receivable	(146,161)	(309,613)
Inventories	313,527	(402,405)
Prepaid expenses and other current assets	42,968	(96,292)
Accounts payable	(89,504)	221,770
Accrued expenses	56,429	(25,544)
Accrued interest on notes payable to stockholders	1,219	—
Deferred revenue	—	(233,682)

Net cash used in operating activities	(827,616)	(1,274,098)

Investing Activities:
Proceeds from sale of property and equipment	89,100	—
Purchases / refund of property and equipment	13,599	(22,741)
Other assets	(2,489)	(11,836)

Net cash provided by (used by) investing activities	100,210	(34,577)

Financing Activities:
Loan from officer	53,902	—
Payments on notes payable	(225,000)	—
Payments on capital lease obligation	(72,495)	(21,178)

Net cash used in financing activities	(243,593)	(21,178)

Decrease in cash and cash equivalents	(970,999)	(1,329,853)
Cash and cash equivalents at beginning of period	1,059,275	2,687,901

Cash and cash equivalents at end of period	$88,276	$1,358,048

Supplemental disclosure of cash flow information:
Interest paid	$26,891	$37,712

Common stock issued in exchange for services	$—	$11,000

Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes payable to common stock	$—	$202,500

Equipment loan	$20,152	$—

See accompanying notes.

Dickie Walker Marine, Inc.

Notes to Financial Statements – Unaudited

1.	The Company – Dickie Walker Marine, Inc. (the “Company” or Dickie Walker) was originally incorporated in California in October 2000 under the name Montiel Marketing Group, Inc. The Company changed its name in February 2001 to Dickie Walker Marine, Inc. and reincorporated in the State of Delaware in February 2002. The Company designs, markets and distributes nautically inspired apparel, accessories and decorative items and operates in two segments – wholesale and retail. As net sales, net loss and total assets of the Company’s retail segment are each less than ten percent of the Company’s total, segment disclosures have not been made.

2.	Basis of Presentation – The accompanying financial statements of Dickie Walker are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations for the year ended September 30, 2004, contained in the Company’s Form 10-KSB, as amended. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company experiences seasonal fluctuations in sales and income with a substantial portion of sales occurring in the second and third quarter of the fiscal year.

Following a review of the Company’s accounting for debt, the Company has reclassified deferred financing costs recorded in conjunction with the Company’s 2004 private placement from a current asset to a long-term liability. The reclassification reduced deferred financing costs by $211,408 and reduced notes payable to stockholders, net of debt discount by a corresponding amount. The reclassification has no effect on net loss, net loss per share, or stockholders’ equity for all periods presented.

Since inception, and through March 31, 2005, the Company has incurred losses of $6,573,499. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business. Successful transition to attaining profitable operations is dependent upon achieving a level of revenues adequate to support the Company’s cost structure. The Company will need to raise additional funds through the public or private sale of its equity or debt securities or from other sources, in order to satisfy its projected cash needs at least through September 30, 2005.

The Company has announced its intention to acquire all the shares of Intelligent Energy Plc, a London-based energy solutions group focused on the commercialization of fuel cell technologies as more fully described in Note 11 and in Item 2 – Risks and Uncertainties of this Form 10-QSB. If the acquisition of a majority of the shares of Intelligent Energy Plc is not completed, and then if the Company is unable to raise additional capital to fund its business, the Company will be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and the accompanying notes and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

3.

Recent Accounting Pronouncements– On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of income based on their fair values. Pro forma disclosure is no longer an alternative. The Company expects to adopt Statement 123(R) on January 1, 2006.

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

Pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the dates of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Risk-free interest rate	4%	3%	4%	3%
Expected life of options	5 years	5 years	5 years	5 years
Expected stock volatility	0.967	0.977	0.967	0.977
Expected dividend rate	0%	0%	0%	0%

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock-based compensation.

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net income (loss), as reported	$(475,471)	$44,113	$(1,167,682)	$(576,266)
Employee stock-based compensation determined under the fair value method	(38,139)	(24,237)	(76,410)	(45,661)

Pro forma net income (loss)	$(513,610)	$19,876	$(1,244,092)	$(621,927)

Basic and diluted net income (loss) per share:
As reported	$0.11	$0.01	$(0.27)	$(0.16)
Pro forma	$0.12	$0.01	$(0.29)	$(0.17)

5.	Net Loss per Share – Basic and diluted net loss per share is computed using the weighted average number of shares outstanding during the periods in accordance with SFAS No. 128, Earnings per Share. Because the Company has incurred a net loss or is at or near breakeven for all periods presented in the Statements of Operations, stock options are not included in the computation of diluted net loss per share because their effect is anti-dilutive. The total number of shares excluded for the calculation of diluted net loss per share was 362,000 and 278,675 for the three months and six months ended March 31, 2005 and 2004, respectively.

6.	Revenue Recognition – Revenue is recognized when title and risk of loss transfers to the customer. Generally, the Company’s shipping terms are FOB shipping point. Provisions are made for estimated product returns and sales allowances.

7.	Allowance for Doubtful Accounts – The Company evaluates the collectibility of its trade receivables based on a combination of factors. The Company regularly analyzes its significant customer accounts, and, when the Company becomes aware of a specific customer’s inability to meet its financial obligations to it, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to the amount reasonably believed to be collectible. The Company also records reserves for bad debt for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be further adjusted or the related receivables could be written-off to the allowance as uncollectible.

8.	Inventories – Inventories consist of the following:

	March 31, 2005	September 30, 2004
Raw materials	$—	$61,035
Work-in-process	1,938	20,763
Finished goods	911,691	1,160,358

Total	$913,629	$1,242,156

Inventories are carried at the lower of cost (first-in, first-out) or market.

9.	Comprehensive Income – SFAS No. 130, Reporting Comprehensive Income established standards for reporting and display of comprehensive income and its components. Net income (loss) was the same as comprehensive income (loss) for the periods presented.

10.	Significant Customer – Sales to West Marine accounted for approximately 73% of the Company’s net sales for each of the three and six month periods ended March 31, 2004, respectively, as compared to less than 10% of the Company’s net sales for each of the three and six month periods ended March 31, 2005.

11.	Proposed Acquisition – On February 3, 2005, Dickie Walker announced it had reached agreement with the board of directors of Intelligent Energy Holdings Plc (“IEH”), a London-based energy solutions group focused on the commercialization of fuel cell technologies, under which Dickie Walker will make an offer for all of the outstanding shares in the share capital of IEH, as well as all outstanding options and warrants to acquire IEH ordinary shares. Completion of the transaction is subject to satisfaction of applicable regulatory requirements, stockholder approvals, and other conditions and pre-conditions to the offer.

If the offer is accepted in full, all of the outstanding ordinary shares of IEH will be exchanged for 12,448,420 shares of new Dickie Walker common stock and options and warrants to purchase up to 6,980,451 shares of new Dickie Walker common stock will be issued, after giving effect to a proposed 1 for 5 reverse stock split. If the offer is accepted and the conditions to the offer are completed or waived (i) each holder of IEH ordinary shares will be entitled to receive 0.324 shares of Dickie Walker common stock for each IEH ordinary share held and (ii) each holder of IEH options and IEH warrants will be entitled to exercise such option or warrant for an option or warrant to purchase 0.324 shares of Dickie Walker at a per share purchase price equal to the current per share exercise price of the IEH option or warrant, as the case may be, divided by 0.324. Dickie Walker stockholders will continue to own their existing Dickie Walker shares, options and warrants. The exchange ratio and total share numbers may change if IEH engages in any financing or strategic acquisitions or creates a new stock option plan for its employees, pursuant to the Acquisition Agreement. However, IEH securityholders and Dickie Walker stockholders would share proportionately in any resulting dilution.

The making of the offer to purchase IEH shares, options and warrants is pre-conditional upon the Securities and Exchange Commission (“SEC”) declaring effective Dickie Walker’s Form S-4 registration statement, filed on May 10, 2005, which condition may not be waived. Also, the transaction cannot be completed unless Dickie Walker’s stockholders approve the issuance of shares of Dickie Walker common stock in the transaction and the resulting change of control of Dickie Walker. Dickie Walker stockholders collectively holding 38% of the outstanding Dickie Walker common stock have already provided parent support agreements, under which such stockholders agreed to vote all their outstanding shares in favor of the proposed transaction. In addition, the transaction cannot be completed unless IEH security holders holding over 50% in nominal value of the outstanding IEH ordinary shares accept the offer.

Following completion of the transaction, IEH securityholders will become holders of Dickie Walker common stock, accepting holders of IEH options and IEH warrants will become holders of Dickie Walker options and warrants, respectfully, and IEH will become a subsidiary of Dickie Walker controlled by Dickie Walker. Based on the numbers of shares of Dickie Walker common stock outstanding as of February 3, 2005 and the shares of Dickie Walker common stock to be issued and otherwise allocated for issuance following the completion of the transaction, the current securityholders, optionholders and warrantholders of IEH will, upon full acceptance of the offer and issuance of such shares, own in the aggregate approximately 95% of Dickie Walker’s fully diluted stock and the current Dickie Walker stockholders will own approximately 5% of Dickie Walker’s fully diluted stock.

Provided the conditions to closing are met, upon closing, Dickie Walker’s primary business will become that of IEH, and the risks associated with an investment in Dickie Walker will be those associated with the business of IEH. These risks and the transaction and the conditions to closing the transaction are fully described in the Company’s Registration Statement on Form S-4, filed with the SEC on May 10, 2005, and its Form 8-K filed on February 8, 2005.

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

Overview

Dickie Walker Marine, Inc. designs, sources and has manufactured, markets and distributes authentic lines of nautically inspired apparel, gifts and decorative items. Our products are designed to appeal to consumers who enjoy coastal living, boating, or being around the water. The Dickie Walker™ brand consists of nautically inspired apparel and nautically inspired decorative and functional accessory items for the home, office and boat. Our unique apparel line features quality fabrics and comfortable silhouettes for the 30 to 60 year-old, upper middle- class consumer. The Dickie Walker brand of apparel and accessories is distributed through specialty retailers and coastal stores, catalogs and on our Internet website. We also operate a retail store in La Jolla, California. This store emphasizes coastal and marine inspired lifestyle merchandise.

We anticipate that we will experience seasonal fluctuation in our sales and income and that a substantial portion of our sales will occur in the second and third quarters of our fiscal year. It is in these quarters that our largest shipments take place. Sales in the first and fourth quarters will be lower as a result of seasonal fluctuations.

From our inception until December 31, 2004, we had an agreement with West Marine Products, Inc. to provide substantially all of the design, sourcing, manufacturing and distribution for West Marine’s private label apparel line, excluding shoes and foul weather gear. Sales to West Marine have accounted for approximately 68%, 82% and 87% of our sales for the years ended September 30, 2004, 2003 and 2002, respectively, and our relationship with them enabled us to build an infrastructure on which to grow the Dickie Walker™ brand. Because our current strategy was to focus our efforts and resources on developing the Dickie Walker™ brand, we effectively stopped selling to them in the first quarter of fiscal 2005 and formally ended our agreement with them as of December 31, 2004. Our business plan model envisioned using the cash flow generated by our Dickie Walker™ brand wholesale business to emphasize and increase catalog and related Internet sales of Dickie Walker™ brand products to replace the sales to West Marine.

In the fall of 2004, the orders from wholesale customers for our spring 2005 line did not meet our expectations, and our board and management began to evaluate the company’s future and the chances that it would be able to meet its fiscal 2005 projections. We concluded that the company was too small to continue to bear the current and future anticipated expenses of being publicly-traded, partially caused by the implementation of the Sarbanes-Oxley Act, given the relative benefits of being a public company. In addition, based on the continuing shortfall in wholesale orders, it became apparent that a business model based on wholesale sales would not generate enough funds in the near term to enable the company to shift to a more profitable direct sales model. The board and management determined that being publicly traded on Nasdaq was one of the company’s most valuable assets and began investigating strategies to capitalize on this asset. The board considered a number of alternative transactions designed to preserve or return value to the stockholders and concluded that the best alternative was to pursue an acquisition of the outstanding shares of Intelligent Energy. See Note 11- Notes to Financial Statements for a description of the proposed transaction.

Cost of sales consists primarily of purchased products, including freight and customs charges. In addition, overhead costs are charged to cost of sales, consisting of facility allocations and labor and related costs for production, distribution and embroidery.

Selling, general and administrative expenses consist primarily of compensation and related costs of personnel in general management, finance, sales, customer service and design, as well as outside consulting, legal and accounting costs.

We have a limited operating history and face the risks and uncertainties of other early-stage companies. We have had accumulated losses from operations since our inception and may incur future losses from operations. At March 31, 2005, the accumulated deficit was approximately $6,573,000. Our limited operating history and history of losses make future operating results difficult to predict. In the event that the acquisition of the stock of Intelligent Energy is not completed, we will need to raise additional funds through the public or private sale of equity or debt securities or from other sources, in order to satisfy our projected cash needs at least through September 30, 2005. There can be no assurance that the additional financing will be available on terms favorable to us, if at all. If adequate funds are not available, or are not available on acceptable terms, our ability to resume our business plan, take advantage of unanticipated opportunities, develop or enhance products or otherwise respond to competitive pressures could be significantly limited. Our business, financial condition and results of operations may be harmed by such limitations and there is a strong likelihood that we would have to go out of business and possibly file for bankruptcy.

Critical Accounting Estimates and Assumptions

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements. The preparation of these financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those relating to the allowance for doubtful accounts, inventory allowance, asset impairments, and other contingencies. Estimates are based on our historical experience and other assumptions that we consider reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We believe that the following critical accounting policies affect the most significant judgments, assumptions and estimates we use in preparing our consolidated financial statements. Changes in these estimates can affect materially the amount of our reported net income or loss.

Revenue Recognition

Revenue is recognized when title and risk of loss transfers to the customer. Generally, our shipping terms are FOB shipping point. Provisions are made for estimated product returns and sales allowances.

Allowance for Doubtful Accounts

We evaluate the collectibility of our trade receivables based on a combination of factors. We regularly analyze our significant customer accounts, and, when we become aware of a specific customer’s inability to meet its financial obligations to it, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount reasonably believed to be collectible. We also record reserves for bad debt for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, and historical experience. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further adjusted or the related receivables could be written-off to the allowance as uncollectible.

Inventory Reserves

We regularly monitor inventory balances and record inventory reserves for any excess of the cost of the inventory over its estimated market value, based on assumptions about future demand and market conditions. While such assumptions may change from period to period, we measure the net realizable value of inventories using the best information available as of the balance sheet date. If actual market conditions are less favorable than those projected, or we experience a higher incidence of inventory obsolescence because of rapidly changing customer requirements, additional inventory allowances may be required.

Long-Lived Assets

If indicators of impairment exist, we assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. While our current and historical cash flow losses are indicators of impairment, we believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and, accordingly, we have not recognized any impairment losses. In the event that we are unable to meet our future operating and cash flow projections, there is a risk that we could incur significant impairment of our long-lived assets. In addition, as we noted in our Form 8-K filed on February 8, 2005, we have announced our intention to make an offer to acquire all the shares of Intelligent Energy. If the acquisition is successful, we intend to explore opportunities to sell and/or license the Dickie Walker brand, which would likely result in a significant impairment of our now existing long-lived assets.

The following table sets forth, as a percentage of net sales, statements of operations data for the periods indicated.

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Net sales	100%	100%	100%	100%
Cost of sales	104	63	107	72

Gross (loss) profit	(4)	37	(7)	28
Selling, general and administrative expenses	61	33	95	51

(Loss) income from operations	(65)	4	(102)	(23)

Other income (expense) – net	1	(1)	(3)	(2)

Net (loss) income	(64)%	3%	(105)%	(25)%

Results of Operations

Three and six month periods ended March 31, 2005 compared to the three and six month periods ended March 31, 2004

Our sales for the three and six months ended March 31, 2005 decreased by approximately 55% and 53%, respectively, from the comparable periods in fiscal 2004 due primarily to the reduction in sales of West Marine® private label branded products as a result of the termination of our agreement with them. Sales to West Marine for the three and six months ended March 31, 2005 were $0 and $21,240 compared to approximately $1,208,000 and $1,708,000 for the three and six months ended March 31, 2004. Both wholesale and direct sales of Dickie Walker™ brand products showed increases over the second quarter of fiscal 2004 with wholesale sales increasing by 30% from approximately $361,000 to $468,000 and direct sales increasing by 225%, from approximately $86,000 to $279,000. For the six months ended March 31, 2005, wholesale sales increased by 32% from approximately $475,000 to $625,000 and direct sales increased by 194%, from approximately $160,000 to $471,000. Our increases in direct sales can be attributed to our efforts to increase our catalog and Internet sales and lower selling prices for out-of-season and excess products.

Our gross loss as a percentage of sales was approximately 4% and 7%, respectively, for the three and six months ended March 31, 2005 as compared to a gross profit of 37% and 28% for the comparable 2004 periods. The worsening of our gross margins was partially the result of lower selling prices for out-of-season and excess products and an increase in the inventory reserve. In addition, although we significantly reduced our overhead costs, the remaining overhead costs as a percentage of sales for the three and six months ended March 31, 2005 were higher than for the comparable 2004 periods.

Selling, general and administrative expenses as a percentage of sales were approximately 61% and 95% of net sales, respectively, for the three and six months ended March 31, 2005 as compared to 33% and 51% for the comparable 2004 periods. The percentage increases were a result of the decreased fiscal 2005 sales. In absolute dollars, selling, general and administrative expenses for the three and six months ended March 31, 2005 decreased approximately $102,000 and $129,000, respectively, from the three and six months ended March 31, 2004, a decrease in absolute dollars of approximately 18% and 11%, respectively. The absolute dollar decrease for the three and six months ended March 31, 2005 was primarily due to a decrease in payroll and payroll related expenses from staff reductions of approximately $107,000 and $231,000, respectively from the comparable fiscal 2004 periods. This decrease was partially offset by an increase in expenses related to our catalog business of approximately $14,000 and $85,000 over the comparable fiscal 2004 periods.

Interest expense increased to approximately $39,000 and $73,000 for the three and six months ended March 31, 2005 as compared to approximately $21,000 and $42,000 for the comparable 2004 periods due to the additional interest due on the stockholders notes issued in the third quarter of fiscal 2004.

The gain on sales of property and equipment relates to the sales of three of the four embroidery machines that we previously leased. We determined that our sales related to our embroidery business did not warrant retaining the equipment.

As a result of the factors described above, we had net losses of approximately $475,000 and $1,168,000 for the three and six month periods ended March 31, 2005, respectively as compared to net income of approximately $44,000 and a net loss of approximately $576,000 for the three and six month periods ended March 31, 2004, respectively.

Liquidity and Capital Resources

Since our inception, we have funded our operations and satisfied our capital expenditure requirements primarily with proceeds from sales of common stock to our founders, the private placement of our common stock and promissory notes in fiscal 2001 and fiscal 2004, and our initial public offering in fiscal 2002. Proceeds from these financing sources since inception and through March 31, 2005 totaled approximately $8,600,000 and capital equipment lease and loan financing totaled approximately $227,000.

Net cash used in operating activities of approximately $828,000 for the six months ended March 31, 2005, resulted primarily from the loss for the period, net of depreciation and amortization and an increase in accounts receivable as a result of initial shipments of our Spring 2005 product line, offset by an decrease in inventory resulting from sales of products that were out-of-season or excess. Although we experienced a gross loss for the six months ended March 31, 2005, product costs as a percentage of sales were approximately 89% for each of the three and six months ended March 31, 2005, and we anticipate that we will continue to be able to sell our inventory at a profit. Approximately $1,274,000 of cash was used in operating activities for the six months ended

March 31, 2004, and resulted primarily from the loss for the period, net of depreciation and amortization, an increase in accounts receivable as a result of initial shipments of our Spring 2004 product line, an increase in inventory resulting from receipt of products to be sold in our Spring 2004 and Fall 2004 product lines, and a decrease in deferred revenue due to shipment of West Marine products, offset by an increase in accounts payable, related primarily to amounts owed to vendors for inventory received.

Net cash provided by investing activities for the six months ended March 31, 2005 totaled approximately $100,000 and resulted primarily from the sale of our leased embroidery machines and a refund for work done on our trade show booth. For the six months ended March 31, 2004, net cash used by investing activities of approximately $35,000 were primarily for trade show fixtures and warehouse equipment.

Net cash used in financing activities for the six months ended March 31, 2005, was composed of a $54,000 loan from the Chief Executive Officer, used primarily to pay off the remaining balance owed on the capital lease obligation in order for us sell the underlying equipment and payments of $225,000 of the amount due to noteholders under the 2001 Notes.

At March 31, 2005, approximately $88,000 in cash and cash equivalents was available to fund operations. Our business plan for fiscal 2005, which we have effectively suspended in anticipation of closing the transaction with Intelligent Energy (discussed in Note 11 of Notes to Financial Statements) reflected continued initiatives to increase revenue, reduce cost of goods sold as a percentage of revenue, and control selling, general and administrative costs.

If the acquisition is not completed, we will need to raise additional funds through the public or private sale of our equity or debt securities or from other sources, in order to satisfy our projected cash needs at least through September 30, 2005 in order to execute our business plan and remain in business.

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

If adequate funds are not available, or are not available on acceptable terms, there is a strong likelihood that we will have to go out of business and possibly file for bankruptcy.

Contractual Obligations and Commitments

The following table summarizes contractual obligations and commitments at March 31, 2005.

	Payments due per period
	Total Committed	Less than 1 year	1 - 3 years	4-5 years	Over 5 years
Operating leases	$873,000	$140,500	$390,500	$197,000	$145,000
Notes payable	468,750	56,250	412,500	—	—
Note payable to officer	53,902	53,902	—	—	—
Capital lease	18,500	3,600	12,400	2,500	—
Interest payable	94,200	34,800	59,400	—	—

Total	$1,508,352	$289,052	$874,800	$199,500	$145,000

Risks and Uncertainties

The following is a summary description of the many risks we face in our business. You should carefully review these risks and the other information described in this report in evaluating our business.

We have entered into an agreement to offer to acquire the outstanding shares of Intelligent Energy that, if consummated, will materially change the business of Dickie Walker and will substantially dilute the ownership of our current stockholders.

On February 3, 2005, Dickie Walker announced it had reached agreement with the board of directors of Intelligent Energy Holdings Plc (“IEH”), a London-based energy solutions group focused on the commercialization of fuel cell technologies, under which Dickie Walker will make an offer for all of the outstanding shares in the share capital of IEH, as well as all outstanding options and warrants to acquire IEH ordinary shares. Completion of the transaction is subject to satisfaction of applicable regulatory requirements, stockholder approvals, and other conditions and pre-conditions to the offer.

If the offer is accepted in full, all of the outstanding ordinary shares of IEH will be exchanged for 12,448,420 shares of new Dickie Walker common stock and options and warrants to purchase up to 6,980,451 shares of new Dickie Walker common stock will be issued, after giving effect to a proposed 1 for 5 reverse stock split. If the offer is accepted and the conditions to the offer are completed or waived (i) each holder of IEH ordinary shares will be entitled to receive 0.324 shares of Dickie Walker common stock for each IEH ordinary share held and (ii) each holder of IEH options and IEH warrants will be entitled to exercise such option or warrant for an option or warrant to purchase 0.324 shares of Dickie Walker at a per share purchase price equal to the current per share exercise price of the IEH option or warrant, as the case may be, divided by 0.324. Dickie Walker stockholders will continue to own their existing Dickie Walker shares, options and warrants. The exchange ratio and total share numbers may change if IEH engages in any financing or strategic acquisitions or creates a new stock option plan for its employees, pursuant to the Acquisition Agreement. However, IEH securityholders and Dickie Walker stockholders would share proportionately in any resulting dilution.

Before Dickie Walker can make the offer to purchase IEH shares, warrants and options, the SEC must first declare effective Dickie Walker’s Form S-4 registration statement, which was filed on May 10, 2005. This condition may not be waived. The transaction cannot be completed unless Dickie Walker’s stockholders approve the issuance of shares of Dickie Walker common stock in the transaction and the resulting change of control of Dickie Walker. Dickie Walker stockholders collectively holding 38% of the outstanding Dickie Walker common stock have already provided parent support agreements, under which such stockholders agreed to vote all their outstanding shares in favor of the proposed transaction. In addition, the transaction cannot be completed unless IEH security holders holding over 50% in nominal value of the outstanding IEH ordinary shares accept the offer.

Following completion of the transaction, IEH securityholders will become holders of Dickie Walker common stock, accepting holders of IEH options and IEH warrants will become holders of Dickie Walker options and warrants, respectfully, and IEH will become a subsidiary of Dickie Walker controlled by Dickie Walker. Based on the numbers of shares of Dickie Walker common stock outstanding as of February 3, 2005 and the shares of Dickie Walker common stock to be issued and otherwise allocated for issuance following the completion of the transaction, the current securityholders, optionholders and warrantholders of IEH will, upon full acceptance of the offer and issuance of such shares, own in the aggregate approximately 95% of Dickie Walker’s fully diluted stock and the current Dickie Walker stockholders will own approximately 5% of Dickie Walker’s fully diluted stock.

Provided the conditions to closing are met, upon closing, Dickie Walker’s primary business will become that of IEH, and the risks associated with an investment in Dickie Walker will be those associated with the business of IEH. These risks and the transaction are fully described in Dickie Walker’s registration statement on Form S-4, filed with the SEC on May 10, 2005 and its Form 8-K filed February 8, 2005.

The acquisition of Intelligent Energy is conditional upon the occurrence of certain events that are not entirely within our control and may not take place.

The making of the offer to Intelligent Energy shareholders to exchange their shares for shares of Dickie Walker is conditioned upon the Securities and Exchange Commission (the “SEC”) declaring effective a registration statement registering the shares to be issued to the Intelligent Energy shareholders. The Company’s registration statement on Form S-4 was filed with the SEC on May 10, 2005. Closing of the transaction is subject to certain conditions, including, (i) listing on Nasdaq of the Dickie Walker shares to be issued to the Intelligent Energy shareholders; (ii) approval of the acquisition of Intelligent Energy by the Dickie Walker stockholders through the issuance of shares to Intelligent Energy shareholders and a 1-for-5 reverse stock split of the Dickie Walker shares; (iii) shareholders holding more than 50% of the shares of Intelligent Energy accepting the offer; and (iv) the other conditions listed in Annex A to the Acquisition Agreement, which was filed as an exhibit to our Form 8-K on February 8, 2005, and which is fully described in our Form S-4 filed on May 10, 2005. The directors of Dickie Walker have agreed with Intelligent Energy to use their best efforts to solicit proxies voting in favor of the acquisition.

If acquisition of Intelligent Energy does not occur, we will require additional capital, the availability of which is uncertain.

In anticipation of closing the transaction with Intelligent Energy, we have shifted our focus away from growing our business. We have suspended our efforts to build our direct sales business, reduced staff, halted sales, marketing and product development efforts, and have stopped accepting new accounts. Additionally, we have incurred significant costs, and management has had to divide its time between managing the business and this transaction. If the transaction does not close, it is likely that we will be delisted from Nasdaq and will have to raise additional capital, which may not be readily available in the amount or on terms that will enable us to successfully resume the execution of our business plan. If adequate funds are not available, or are not available on acceptable terms, there is a strong likelihood that we will have to go out of business and possibly file for bankruptcy.

We currently do not meet the listing criteria of The Nasdaq SmallCap Market, and we may be delisted, which may cause the price and liquidity of our common stock to be adversely affected.

Our common stock is quoted on the Nasdaq SmallCap Market under the symbol “DWMA”. By letter dated February 16, 2005, Nasdaq informed us that we were not in compliance with Nasdaq Marketplace Rule 4310(c) (2) (B) which requires a company to have a minimum of $2,500,000 in stockholders’ equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. Consequently, our shares are may be delisted from trading on the Nasdaq SmallCap Market.

At the request of the Nasdaq staff, on March 3, 2005, we provided Nasdaq with a plan to achieve and sustain compliance with the Nasdaq listing requirements, which primarily relies upon the consummation of the acquisition of IEH. We supplemented that submission on March 23, 2005. In our original submission, we conceded that the proposed acquisition would constitute a “reverse merger” as that term is contemplated under Nasdaq Marketplace Rule 4330(f), and that, as a result, the post-merger combined group will be required to demonstrate compliance with the requirements for initial listing on the Nasdaq SmallCap Market. The plan we submitted indicated the company’s expectation that the post-merger combined group will satisfy all requirements for initial listing following the completion of the proposed 1 for 5 reverse stock split, and requested additional time to demonstrate compliance with the listing requirement.

In the event the Nasdaq staff determines not to grant our request for an extension of time to demonstrate compliance, it will provide us with a delisting notice. We will be afforded the opportunity to appeal such a Staff Determination to a Nasdaq Listing Qualifications Panel. Under Nasdaq Marketplace Rules, the filing of the appeal shall stay the delisting until the Panel issues its written determination. We intend to request an appeal in the event of a Nasdaq Staff Determination to delist.

We are required to file an application for initial listing on the Nasdaq SmallCap Market in connection with the proposed acquisition of IEH. If the application is not approved, or if our common stock is delisted prior to the consummation of the acquisition, the transaction could fail. Additionally, the post-acquisition combined company could be subject to delisting if it does not satisfy the requirements for initial listing immediately up consummation of the transaction.

If our common stock is delisted from the Nasdaq SmallCap Market, it would likely trade on the over-the-counter bulletin board, commonly referred to as the OTCBB. This is generally considered to be a less efficient market and would seriously impair the liquidity of our common stock and limit our potential to raise future capital through the sale of common stock, which could materially harm the growth of the post-acquisition company.

In addition, if the shares cease to be listed on the Nasdaq SmallCap Market and we fail to meet certain other criteria, trading of the shares would be subject to SEC rules regulating broker-dealer practices in connection with transactions in “penny stock.” If the shares became subject to the penny stock rules, many brokers may be unwilling to engage in transactions in the shares because of the disclosure requirements under Section 15(g) of the Exchange Act which require that in order for a broker dealer to approve a customer’s account for transactions in penny stocks, a broker or dealer must determine that transactions in penny stocks are suitable for the customer, and deliver a written statement of the basis for their determination to the customer, who must sign the written statement.

If acquisition of Intelligent Energy does not occur, the following risk factors will apply to our business as it will then be conducted.

We will need additional capital and we may not be able to obtain it.

At March 31, 2005, approximately $88,000 in cash and cash equivalents was available to fund operations. Our business plan for fiscal 2005, which we have effectively suspended in anticipation of closing the transaction with Intelligent Energy, reflected continued initiatives to increase revenue, reduce cost of goods sold as a percentage of revenue, and control selling, general and administrative costs. We will need to raise additional funds through the public or private sale of our equity or debt securities or from other sources, in order to satisfy our projected cash needs at least through September 30, 2005. No assurance can be given that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. The timing and amount of our capital requirements will depend on a number of factors, including demand for our products, the need for merchandising and promotional programs and competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and our stockholders will experience additional dilution. Such additional securities may have rights, preferences, or privileges senior to those of our common stockholders. There can be no assurance that the additional financing will be available on terms favorable to us, if at all. If adequate funds are not available, or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance products or otherwise respond to competitive pressures could be significantly limited. Our business, financial condition and results of operations may be harmed by such limitations and there is a strong likelihood that we would have to go out of business and possibly file for bankruptcy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” contained in the Company’s Form 10-KSB for the year ended September 30, 2004,

We have had limited operations and a history of losses that make our future operating results difficult to predict.

Our business began in October 2000. We have a limited operating history and you have limited historical information about us on which to base your investment decision. We face the risks and uncertainties of other early-stage companies. We have had accumulated losses from operations since our inception and may incur future losses from operations. At March 31, 2005, the accumulated deficit was approximately $6,573,000. Our limited operating history and history of losses make future operating results difficult to predict.

Our decision to exit the West Marine private label business has decreased sales and has impeded our ability to achieve profitability.

We had an agreement with West Marine under which we provided the private label apparel line for West Marine’s retail stores, catalogs, and Internet website. Sales to West Marine accounted for approximately 68%, 82% and 87% of our sales for the years ended September 30, 2004, 2003 and 2002, respectively, but only 2% of our sales for the six months ended March 31, 2005. Our agreement with West Marine expired on December 31,

2004. If we are unable to increase wholesale, catalog and direct sales of Dickie Walker™ brand products to replace sales to West Marine, we will not be able to achieve profitability.

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

We believe the apparel industry experience of Gerald W. Montiel, our Chief Executive Officer, is important to our future success. We entered into an employment agreement with Mr. Montiel in February 2002 that was renewed effective February 2005.

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

As of the end of the period covered by this Quarterly Report on Form 10-QSB, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2005. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the quarter ended March 31, 2005, management became aware of certain errors in its accounting for debt. The Company has reclassified deferred financing costs recorded in conjunction with the Company’s 2004 private placement from a current asset to a long-term liability. The reclassification reduced deferred financing costs by $211,408 and reduced notes payable to stockholders, net of debt discount by a corresponding amount. The reclassification has no effect on net loss, net loss per share, or stockholders’ equity for all periods presented.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBITS

(a) Exhibits

Exhibit No.	Description

2.1	Form of Agreement and Plan of Merger between Dickie Walker Marine, Inc., a California corporation and Dickie Walker Marine, Inc., a Delaware corporation, filed as Exhibit 2.1 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

2.2	Acquisition Agreement, dated as of February 3, 2005, by and between Intelligent Energy Holdings Plc and Dickie Walker Marine, Inc. filed as Exhibit 2.2 to the Registrant’s Form 8-K filed February 8, 2005 and incorporated herein by reference.

3.1a	Articles of Incorporation for Montiel Marketing Group, Inc. as filed with the California Secretary of State on October 10, 2000, filed as Exhibit 3.1a to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

3.1b	Certificate of Amendment to the Articles of Incorporation as filed with the California Secretary of State on February 16, 2001, filed as Exhibit 3.1b to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

3.1c	Certificate of Incorporation for Dickie Walker Marine, Inc. as filed with the Delaware Secretary of State on February 4, 2002, filed as Exhibit 3.1v to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

3.2a	Bylaws of the California corporation as adopted by its Board of Directors on October 10, 2000, filed as Exhibit 3.2a to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

3.2b	Form of Bylaws of the Delaware corporation to be adopted by its Board of Directors, filed as Exhibit 3.2b to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

4.1	Specimen stock certificate representing shares of common stock of the registrant, filed as Exhibit 4.1 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

4.2	Form of Representative’s Warrant, filed as Exhibit 4.2 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

4.3	Placement Agent’s Warrant, filed as Exhibit 4.3 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

4.4	Form of Investor Note from 2001 Private Placement, filed as Exhibit 4.4 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

4.5	Selling Agent Agreement dated July 13, 2004 filed as Exhibit 4.5 to Registrant’s Form 10-KSB filed December 29, 2004 and incorporated herein by reference.

4.6	Form of Investor Promissory Note from 2004 Private Placement filed as Exhibit 4.6 to Registrant’s Form 10-KSB filed December 29, 2004 and incorporated herein by reference.

4.7	Form of Investor Warrant from 2004 Private Placement filed as Exhibit 4.7 to Registrant’s Form 10-KSB filed December 29, 2004 and incorporated herein by reference.

4.8	Placement Agent’s Warrant filed as Exhibit 4.8 to Registrant’s Form 10-KSB filed December 29, 2004 and incorporated herein by reference.

10.1	$50,000 Promissory Note in favor of Gerald W. Montiel dated January 15, 2002, filed as Exhibit 10.1 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.2	$45,000 Promissory Note in favor of Gerald W. Montiel dated January 31, 2002, filed as Exhibit 10.2 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.3	Form of Reimbursement Agreement between Gerald W. Montiel and the company dated February 1, 2002, filed as Exhibit 10.3 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.4	License Agreement between Gerald W. Montiel and the company dated February 1, 2001, filed as Exhibit 10.4 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.5	Strategic Alliance Agreement with West Marine Products, Inc. dated October 19, 2001 [Confidential Treatment Granted], filed as Exhibit 10.5 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.6	Facility Lease Agreement with WHMF dated February 1, 2002 for the facility located at 1414 South Tremont Street, Oceanside, California, filed as Exhibit 10.6 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.7	2002 Equity Incentive Plan, filed as Exhibit 10.7 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.8	Form of Lock-Up Agreement among the officers, directors and stockholders and the representative, filed as Exhibit 10.8 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.9	Form of Employment Agreement with Gerald W. Montiel dated February 1, 2002, filed as Exhibit 10.9 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.10	Equipment Lease Agreement with Emtex Leasing Corporation dated April 4, 2001, filed as Exhibit 10.10 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.11	Form of Stockholder Rights Agreement, filed as Exhibit 10.11 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.12	Form of Retail Store Lease, filed as Exhibit 10.12 to Registrant’s Form 10-KSB filed December 20,2002 and incorporated herein by reference.

10.13	Revision dated January 27, 2003 to Facility Lease Agreement with WHMF originally dated February 1, 2002, filed as Exhibit 10.13 to Registrant’s Form 10-QSB filed May 6, 2003 and incorporated herein by reference.

10.14	Amendment to Strategic Alliance Agreement with West Marine, Inc. dated January 13, 2003, filed as Exhibit 10.14 to Registrant’s Form 10-QSB filed May 6, 2003 and incorporated herein by reference.

10.15	Warehouse Agreement with Wells Fargo Bank dated January 13, 2003, filed as Exhibit 10.15 to Registrant’s Form 10-QSB filed May 6, 2003 and incorporated herein by reference.

10.16	Separation Agreement and Complete Release dated October 20, 2003 between Dickie Walker Marine, Inc. and Julia B. Knudsen, filed as Exhibit 10.16 to Registrant’s Form 8-K filed October 21, 2003 and incorporated herein by reference.

10.17	Code of Ethics filed as Exhibit 10.17 to Registrant’s Form 10-KSB filed December 17, 2003 and incorporated herein by reference.

10.18	Financial and Code of Ethics Complaint Procedures Policy filed as Exhibit 10.18 to Registrant’s Form 10-KSB filed December 17, 2003 and incorporated herein by reference.

10.19	Amendment to Strategic Alliance Agreement with West Marine, Inc. dated December 6, 2003 filed as Exhibit 10.19 to Registrant’s Form 10-KSB filed December 17, 2003 and incorporated herein by reference.

10.20	Form of Parent Support Agreement filed as Exhibit 10.20 to the Registrant’s Form 8-K filed February 8, 2005 and incorporated herein by reference.

10.21	Form of Lock-Up Agreement filed as Exhibit 10.21 to the Registrant’s Form 8-K filed February 8, 2005 and incorporated herein by reference.

10.22	Consulting Agreement with Gerald W. Montiel filed as Exhibit 10.22 to the Registrant’s Form 8-K filed February 8, 2005 and incorporated herein by reference.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 16, 2005

DICKIE WALKER MARINE, Inc.
(Registrant)

By:	/s/ Todd W. Schmidt
(Todd W. Schmidt)
Chief Financial Officer
(Principal Financial and Accounting Officer)