Form 10KSB/A
period 2004-09-30
DICKIE WALKER MARINE INC
filed 2005-06-30
CIK 1138724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 2

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-49819

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

Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A.  ☐

Issuer’s revenues for the fiscal year ended September 30, 2004 were $4,464,954.

At November 30, 2004, 4,301,806 common shares (issuer’s only class of voting stock) were outstanding. The aggregate market value of the 2,706,306 common shares of the registrant held by nonaffiliates on that date (based upon the closing price on the Nasdaq system) was $2,435,675.

Documents Incorporated by Reference

None.

Explanatory Notes

This Amendment No. 2 to the Dickie Walker Marine, Inc. Annual Report on Form 10-KSB for the year ended September 30, 2004, which was filed with the Securities and Exchange Commission on December 29, 2004, is being filed for the following reasons.

1. To reclassify in Item 7. Financial Statements, deferred financing costs recorded in conjunction with the Company’s 2004 private placement from a current asset to a long-term liability. On the balance sheets, the reclassification reduced the “Deferred financing costs” asset by $211,408 and reduced the “Notes payable to stockholders liability” by $211,408. The reclassification had no effect on net loss, net loss per share, or stockholders’ equity for any period presented.

2. To revise in Item 7. Financial Statements, certain non-cash items that were incorrectly included in the statements of cash flows. These include “Deferred financing costs” of ($157,518) in the operating activities section and “Warrants issued in connection with private placement” of $175,385 in the financing activities section, both of which have been deleted from the statement. In addition, in the financing activities section, “Issuance of common shares, net” was increased by $17,867 to $342,398, and “Deferred financing costs” of ($59,905) was netted against “Proceeds from notes payable to stockholders”. The revisions had no effect on net loss, net loss per share, or stockholders’ equity for any period presented.

3. To change Item 6. Management’s Discussion and Analysis or Plan of Operation: Liquidity and Capital Resources, to conform certain amounts presented therein to the amounts shown in the statements of cash flows, as discussed in number 2 above.

4. To identify in Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters, the name of the selling agent for the 2004 Private Placement and the person or class of persons to whom the 2004 Private Placement units were sold.

5. To clarify in Item 8A. Controls and Procedures, that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and that as of September 30, 2004, our disclosure controls and procedures were effective at a reasonable assurance level.

6. To correct in Item 10. Executive Compensation, Option Grants in Fiscal 2004, the number of shares granted to all employees as a group to exclude grants to directors of 45,000 shares and to accordingly correct the percentage of total options granted to employees for each of Montiel and Schmidt from 13.7% to 16.6%.

7. To correct in Item 10. Executive Compensation, Option Exercises and Holdings, the unexercisable number of securities underlying unexercised options as follows: Montiel – from 35,000 to 56,575 and Schmidt from 35,000 to 50,312.

8. To correct in Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters, footnote (1) the number of shares held by the Montiel Family Trust from 1,288,500 to 1,301,000.

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

Production

We employ an experienced production management and sourcing team. We contract with domestic and overseas independent contractors to produce fabric and to cut and sew our apparel. International manufacturers and suppliers typically require a 50%-60% deposit prior to beginning work. We are generally required to place orders with international manufacturers three or four months before the proposed shipment date. We pay all our major vendors in U.S. dollars.

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

PART II.

Item 5.        Market for Registrant’s Common Equity and Related Stockholder Matters

(a) Our common stock trades on The Nasdaq SmallCap Market under the symbol “DWMA.” The following table sets forth, for the periods indicated, the high and low bid prices per share of the common stock as reported on The Nasdaq SmallCap Market.

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

During the fourth quarter of fiscal 2004, we closed a private placement (“2004 Private Placement”) of 33 units, each unit costing $25,000 and consisting of 9,375 shares of the Company’s common stock, a $12,500 subordinated promissory note payable on June 30, 2007, with a stated interest rate of 8% per annum (“2004 Note”), and 5,000 30-month warrants to purchase common stock at $2.10 per share. The units were sold only to persons who qualified as Accredited Investors as defined in Regulation D, of the Securities Act of 1933, as amended, or to persons who, either alone or with their purchaser representative, had such knowledge and experience in financial matters that they were capable of evaluating the merits and risks of an investment in the units. Gross cash proceeds totaled $825,000. A selling agent, Newbridge Securities Corporation, was utilized in the offering and was paid commission and expenses totaling approximately $93,500. The selling agent and certain brokers were issued warrants to purchase 46,406 shares of common stock, exercisable at $1.60 per share for thirty months. The offering was made pursuant to the exemption from registration provided by Section 4(2) and under Regulation D, of the Securities Act of 1933, as amended.

(b) Our initial public offering of common stock was effected through a Registration Statement on Form SB-2 (File No. 333-82532) that was declared effective by the Securities and Exchange Commission on May 15, 2002.

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

Net cash used in operating activities was approximately $2,147,000 for the year ended September 30, 2004 and approximately $1,400,000 for the year ended September 30, 2003. Net cash used in operating activities for the year ended September 30, 2004, resulted primarily from the net loss for the period, net of depreciation, amortization and reserves, an increase in accounts receivable and inventories, and a decrease in advances from West Marine. Net cash used in operating activities for the year ended September 30, 2003, resulted primarily from the net loss for the period, net of depreciation and amortization and a net decrease in advances from West Marine.

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

Contractual Obligations and Commitments

The following table summarizes contractual obligations and commitments at September 30, 2004.

	Payments due per period
	Total Committed	Less than 1 year	1-3 years	4-5 years	Over 5 years
Operating leases	$942,000	$139,000	$413,000	$195,000	$195,000
Notes payable	693,750	281,250	412,500	–	–

Total	$1,635,750	$420,250	$825,500	$195,000	$195,000

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

Item 8.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.        Controls and Procedures

We have established and currently maintain disclosure controls and other procedures designed to provide reasonable assurance that material information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission, and that such information is recorded, processed, summarized and reported to our principal officers, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that any control or procedure, no matter how well designed and functioning, can provide only reasonable, but not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Additionally, the design of any system of controls is partially based upon certain assumptions of the likelihood of future events, and there can be no assurance that any design will achieve its stated goals under all potential future conditions. Over time, controls may become inadequate because of changing conditions, or the degree of compliance with policies and procedures may deteriorate. Consequently, because of the inherent limitations of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

During the quarter ended March 31, 2005, management became aware of certain errors in its financial statement classification for debt. The Company has reclassified deferred financing costs recorded in conjunction with the Company’s 2004 private placement from a current asset to a long-term liability. The reclassification reduced deferred financing costs by $211,408 and reduced notes payable to stockholders, net of debt discount by a corresponding amount. In addition, the Company revised the statements of cash flows to exclude non-cash items that were included therein. The reclassification on the balance sheets or changes to the statements of cash flow had no effect on net loss, net loss per share, or stockholders’ equity for any period presented.

As of the end of the period covered by this Annual Report on Form 10-KSB/A, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2004. In addition, no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting has occurred during fiscal year 2004.

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

NORMAN LEFKOVITS, JR., Director

Age: 57

Norman Lefkovits, Jr. was appointed as a director in May 2001. Mr. Lefkovits has over 30 years of experience in the apparel industry. Mr. Lefkovits was a licensee for No Fear, an apparel company, from 1991 to 1999. He was a licensee for Jimmy Z T-shirt from 1985 to 1990. Mr. Lefkovits earned a Bachelor of Arts degree in Marketing from the University of Alabama.

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

Age: 61

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

Summary Compensation Table

		Annual Compensation							Long-Term Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)		Other Annual Compen- sation ($) Other			Awards Securities Underlying Options (#)(1)
Gerald W. Montiel Chief Executive Officer, Current President, Chief Marketing Officer	2004 2003 2002	$ $ $	91,000 100,000 –	$ $ $	– – –		$1,200	(2)

Julia B. Knudsen(6) Former President, Chief Operating Officer, Chief Financial Officer	2004 2003 2002	$ $ $	60,667 103,000 96,000	$ $ $	– – 2,000	$ $ $	700 4,200 3,150	(2) (2) (2)	50,000

Sandra L. Evans(7) Former Vice President of Distribution, Secretary	2004 2003 2002	$ $ $	53,333 79,475 74,350		$2,000	$ $ $	1,750 4,200 3,150	(2) (2) (2)	10,000 35,000

Eric M. Montiel(3) Vice President of Sales, Current Secretary	2004 2003 2002	$ $ $	93,333 78,473 27,906	$ $	– –	$ $	4,200 16,709	(2) (5)	35,000 35,000

Todd W. Schmidt(4) Current Chief Financial Officer	2004 2003 2002	$ $	97,667 15,700		$–	$ $ $	4,200 67,367 33,333	(2) (4) (4)	35,000 35,000

(1)	All awards reported under this column were stock options issued under the 2002 Equity Incentive Plan.
(2)	Amounts paid for car allowance.
(3)	Mr. Montiel became Vice President of Sales in December 2002.
(4)	Mr. Schmidt became Chief Financial Officer in July 2003. Prior to that time he was a financial consultant to the Company. Includes $700 for car allowance and $66,667 for consulting services in 2003 and $33,333 for consulting services in 2002.
(5)	Represents $13,209 reimbursement for relocation expense and $3,500 paid for car allowance.
(6)	Ms. Knudsen resigned from the Company effective November14, 2003. Ms. Knudsen’s 50,000 stock options expired upon her resignation.
(7)	Ms. Evans resigned from the Company effective February 29, 2004. Ms.Evans’ 45,000 stock options expired upon her resignation.

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

Option Grants in Fiscal 2004 Table

	Individual Grants
Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year(3)	Exercise Price ($/Share)	Expiration Date
Eric M. Montiel(1)	35,000	16.6%	$1.78	08/01/2014
Todd W. Schmidt(2)	35,000	16.6%	$1.78	08/01/2014

(1)	Options granted in fiscal 2004 are scheduled to vest 25% after one year and the remainder will vest in equal monthly increments over the following three years.
(2)	Options granted in fiscal 2004 are scheduled to vest 50% after one year and the remainder will vest in equal monthly increments over the following year.
(3)	In fiscal 2004, all employees as a group received stock options amounting to a total of 211,000 shares.

Option Exercises and Holdings

The following table sets forth certain information with respect to the number and value of unexercised stock options held by our named executive officers as of September 30, 2004. No stock options or stock appreciation rights were exercised by the officers during fiscal 2004.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at September 30, 2004		Value of Unexercised in- the-Money Options at September 30, 2004(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Eric M. Montiel	–	N/A	13,425	56,575	–	–
Todd W. Schmidt	–	N/A	19,688	50,312	–	–

(1)	Value is based on the difference between the option exercise price and the fair market value at September 30, 2004 ($0.90 per share, determined on the basis of the closing selling price per share of common stock as reported on the Nasdaq SmallCap Market), multiplied by the number of shares underlying the option.

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

Name and Address of Beneficial Owner	Owned at December 31, 2004		Percent of Class
Gerald W. Montiel 1405 South Coast Highway Oceanside, CA 92054	1,309,000	(1)	30.4%

Norman Lefkovits, Jr. 41700 Pacific Coast Highway Malibu, CA 90265	197,944	(2)	4.6%

James R. Smith 1333 East County Road 58 Ft. Collins, CO 80524	111,931	(3)	2.6%

W. Brent Robinson 3734 Promontory Street San Diego, CA 92109	22,469	(4)	0.5%

Eric M. Montiel 1405 South Coast Highway Oceanside, CA 92054	17,144	(5)	0.4%

Todd W. Schmidt 1405 South Coast Highway Oceanside, CA 92054	22,604	(6)	0.5%

All executive officers and directors as a group (six persons)	1,681,091		38.3%

(1)	Includes 1,301,000 shares held by Montiel Family, LLC. Gerald W. Montiel is the Managing Partner of Montiel Family, LLC and claims beneficial ownership of these shares.
(2)	Includes 10,444 shares issuable upon exercise of stock options.
(3)	Includes 73,750 shares owned by Mr. Smith and 23,750 shares owned by Oaktree Ltd. LLLP, a family partnership of which James R. Smith owns 60%. Mr. Smith claims beneficial ownership of these shares. Includes 14,431shares issuable upon exercise of stock options.
(4)	Includes 20,969 shares issuable upon exercise of stock options.
(5)	Includes 17,144 shares issuable upon exercise of stock options. Eric M. Montiel is a member of Montiel Family, LLC.
(6)	Includes 22,604 shares issuable upon exercise of stock options.

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

Item 13.        Exhibits

EXHIBITS

(a)	Exhibits

Exhibit No.	Description
2.1	Form of Agreement and Plan of Merger between Dickie Walker Marine, Inc., a California corporation and Dickie Walker Marine, Inc., a Delaware corporation, filed as Exhibit 2.1 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

3.1a	Articles of Incorporation for Montiel Marketing Group, Inc. as filed with the California Secretary of State on October 10, 2000, filed as Exhibit 3.1a to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

3.1b	Certificate of Amendment to the Articles of Incorporation as filed with the California Secretary of State on February 16, 2001, filed as Exhibit 3.1b to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

3.1c	Certificate of Incorporation for Dickie Walker Marine, Inc. as filed with the Delaware Secretary of State on February 4, 2002, filed as Exhibit 3.1v to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

3.2a	Bylaws of the California corporation as adopted by its Board of Directors on October 10, 2000, filed as Exhibit 3.2a to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

3.2b	Form of Bylaws of the Delaware corporation to be adopted by its Board of Directors, filed as Exhibit 3.2b to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

4.1	Specimen stock certificate representing shares of common stock of the registrant, filed as Exhibit 4.1 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

4.2	Form of Representative’s Warrant, filed as Exhibit 4.2 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

4.3	Placement Agent’s Warrant, filed as Exhibit 4.3 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

4.4	Form of Investor Note from 2001 Private Placement, filed as Exhibit 4.4 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

4.5	Selling Agent Agreement dated July 13, 2004

4.6	Form of Investor Promissory Note from 2004 Private Placement

4.7	Form of Investor Warrant from 2004 Private Placement

4.8	Placement Agent’s Warrant

Exhibit No.	Description

10.1	$50,000 Promissory Note in favor of Gerald W. Montiel dated January 15, 2002, filed as Exhibit 10.1 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.2	$45,000 Promissory Note in favor of Gerald W. Montiel dated January 31, 2002, filed as Exhibit 10.2 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.3	Form of Reimbursement Agreement between Gerald W. Montiel and the company dated February 1, 2002, filed as Exhibit 10.3 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.4	License Agreement between Gerald W. Montiel and the company dated February 1, 2001, filed as Exhibit 10.4 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.5	Strategic Alliance Agreement with West Marine Products, Inc. dated October 19, 2001 [Confidential Treatment Granted], filed as Exhibit 10.5 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.6	Facility Lease Agreement with WHMF dated February 1, 2002 for the facility located at 1414 South Tremont Street, Oceanside, California, filed as Exhibit 10.6 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.7	2002 Equity Incentive Plan, filed as Exhibit 10.7 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.8	Form of Lock-Up Agreement among the officers, directors and stockholders and the representative, filed as Exhibit 10.8 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.9	Form of Employment Agreement with Gerald W. Montiel dated February 1, 2002, filed as Exhibit 10.9 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.10	Equipment Lease Agreement with Emtex Leasing Corporation dated April 4, 2001, filed as Exhibit 10.10 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.11	Form of Stockholder Rights Agreement, filed as Exhibit 10.11 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.12	Form of Retail Store Lease, filed as Exhibit 10.12 to Registrant’s Form 10-KSB filed December 20, 2002 and incorporated herein by reference.

10.13	Revision dated January 27, 2003 to Facility Lease Agreement with WHMF originally dated February 1, 2002, filed as Exhibit 10.13 to Registrant’s Form 10-QSB filed May 6, 2003 and incorporated herein by reference.

10.14	Amendment to Strategic Alliance Agreement with West Marine, Inc. dated January 13, 2003, filed as Exhibit 10.14 to Registrant’s Form 10-QSB filed May 6, 2003 and incorporated herein by reference.

10.15	Warehouse Agreement with Wells Fargo Bank dated January 13, 2003, filed as Exhibit 10.15 to Registrant’s Form 10-QSB filed May 6, 2003 and incorporated herein by reference.

10.16	Separation Agreement and Complete Release dated October 20, 2003 between Dickie Walker Marine, Inc. and Julia B. Knudsen, filed as Exhibit 10.16 to Registrant’s Form 8-K filed October 21, 2003 and incorporated herein by reference.

Exhibit No.	Description

10.17	Code of Ethics filed as Exhibit 10.17 to Registrant’s Form 10-KSB filed December 17, 2003 and incorporated herein by reference.

10.18	Financial and Code of Ethics Complaint Procedures Policy filed as Exhibit 10.18 to Registrant’s Form 10-KSB filed December 17, 2003 and incorporated herein by reference.

10.19	Amendment to Strategic Alliance Agreement with West Marine, Inc. dated December 6, 2003 filed as Exhibit 10.19 to Registrant’s Form 10-KSB filed December 17, 2003 and incorporated herein by reference.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

(b)	Reports on Form 8-K

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, in Oceanside, State of California, on June 30, 2005.

DICKIE WALKER MARINE, INC.

By	/s/ Gerald W. Montiel
Gerald W. Montiel, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Gerald W. Montiel	Date: June 30, 2005
Gerald W. Montiel
Director, Chief Executive Officer, President,
Chief Marketing Officer, and
Chairman of the Board

/s/ Todd W. Schmidt	Date: June 30, 2005
Todd W. Schmidt
Chief Financial Officer and
Principal Accountant

/s/ Norman Lefkovits, Jr	Date: June 30, 2005
Norman Lefkovits, Jr., Director

/s/ James R. Smith	Date: June 30, 2005
James R. Smith, Director

/s/ W. Brent Robinson	Date: June 30, 2005
W. Brent Robinson, Director

I NDEX TO FINANCIAL STATEMENTS

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and has an accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

San Diego, California

December 3, 2004

DICKIE WALKER MARINE, INC.

BALANCE SHEETS

	September 30,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$1,059,275	$2,687,901
Accounts receivable, net	265,609	129,720
Inventories, net	1,242,156	797,135
Prepaid expenses and other current assets	181,548	158,016

Total current assets	2,748,588	3,772,772
Property and equipment, net	833,596	1,000,554
Deferred financing costs, net	4,289	12,868
Other assets	80,270	62,504

Total Assets	$3,666,743	$4,848,698

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$299,800	$273,916
Deferred revenue	–	594,290
Accrued interest on notes payable to stockholders	7,567	10,500
Accrued expenses	60,014	91,262
Current portion of capital lease obligation	48,756	43,579
Notes payable to stockholders	281,250	–

Total current liabilities	697,387	1,013,547
Notes payable to stockholders, net of debt discount	201,092	900,000
Capital lease obligation, less current portion	21,988	70,744
Commitments and contingencies
Stockholders’ Equity:
Preferred stock - $.001 par value: 2,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock - $.001 par value: 50,000,000 shares authorized: 4,301,806 and 3,680,000 shares issued and outstanding at September 30, 2004 and 2003, respectively	4,301	3,680
Warrants	181,460	6,075
Additional paid-in capital	7,966,332	6,987,550
Accumulated deficit	(5,405,817)	(4,132,898)

Total Stockholders’ Equity	2,746,276	2,864,407

Total Liabilities and Stockholders’ Equity	$3,666,743	$4,848,698

See accompanying notes.

DICKIE WALKER MARINE, INC.

STATEMENTS OF OPERATIONS

	Years ended September 30,
	2004	2003	2002
Net sales	$4,464,954	$4,501,805	$2,906,838
Cost of sales	3,331,896	3,407,236	2,316,096

Gross profit	1,133,058	1,094,569	590,742
Selling, general and administrative expenses	2,303,287	2,702,758	1,725,477

Loss from operations	(1,170,229)	(1,608,189)	(1,134,735)
Other income (expense):
Interest expense	(88,715)	(86,889)	(92,983)
Interest income	9,118	37,506	32,513
Other expenses	(23,093)	(30,947)	–

Total other income (expense)	(102,690)	(80,330)	(60,470)

Net loss	$(1,272,919)	$(1,688,519)	$(1,195,205)

Net loss per share:
Basic and diluted	$(0.33)	$(0.46)	$(0.43)

Weighted average shares outstanding:
Basic and diluted	3,875,562	3,680,000	2,809,589

See accompanying notes.

DICKIE WALKER MARINE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Warrants	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2001	2,300,000	$2,300	$6,075	$1,665,886	$(1,249,174)	$425,087
Issuance of common stock, net of offering expenses of $1,613,000	1,380,000	1,380	–	5,285,664	–	5,287,044
Net loss and comprehensive loss	–	–	–	–	(1,195,205)	(1,195,205)

Balance at September 30, 2002	3,680,000	3,680	6,075	6,951,550	(2,444,379)	4,516,926
Issuance of options to non-employees	–	–	–	36,000	–	36,000
Net loss and comprehensive loss	–	–	–	–	(1,688,519)	(1,688,519)

Balance at September 30, 2003	3,680,000	3,680	6,075	6,987,550	(4,132,898)	2,864,407
Issuance of common stock, net of offering expenses of $87,969	309,374	309	175,385	324,222	–	499,916
Issuance of common stock upon the conversion of notes payable	312,432	312		641,160		641,472
Issuance of options to non-employees	–	–	–	13,400	–	13,400
Net loss and comprehensive loss	–	–	–	–	(1,272,919)	(1,272,919)

Balance at September 30, 2004	4,301,806	$4,301	$181,460	$7,966,332	$(5,405,817)	$2,746,276

See accompanying notes.

DICKIE WALKER MARINE, INC.

STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2004	2003	2002
OPERATING ACTIVITIES
Net loss	$(1,272,919)	$(1,688,519)	$(1,195,205)
Adjustments to reconcile net loss to cash used in operating activities:
Interest expense resulting from conversion of notes payable	22,722	–	–
Amortization of deferred financing costs	14,594	8,579	8,758
Non-cash compensation expense	13,400	36,000	–
Depreciation and amortization	282,033	310,017	464,554
Inventory reserves	135,000	10,000	66,206
Allowance for doubtful accounts	(5,000)	(5,000)	30,000
Changes in operating assets and liabilities:
Accounts receivable	(130,889)	32,065	(99,019)
Inventories	(580,021)	(79,831)	(345,361)
Prepaid expenses and other current assets	(23,532)	57,916	(213,800)
Accounts payable	25,884	98,705	78,056
Customer advances	–	(725,336)	725,336
Deferred revenue	(594,290)	594,290	–
Accrued interest on notes payable to stockholders	–	–	(622)
Accrued expenses	(34,181)	(48,591)	122,518

Net cash used in operating activities	(2,147,199)	(1,399,705)	(358,579)
INVESTING ACTIVITIES
Purchases of property and equipment	(110,137)	(824,270)	(264,453)
Other assets	(22,704)	(20,171)	(22,924)

Net cash used by investing activities	(132,841)	(844,441)	(287,377)
FINANCING ACTIVITIES
Issuance of common shares, net	342,398	–	5,287,044
Proceeds from notes payable to stockholders, net	352,595	–	–
Proceeds from short term borrowings from officer	–	–	95,000
Repayment of short term borrowings from officer	–	–	(95,000)
Payments on capital lease obligation	(43,579)	(38,954)	(34,816)

Net cash (used in) provided by financing activities	651,414	(38,954)	5,252,228

Increase (decrease) in cash and cash equivalents	(1,628,626	(2,283,100)	4,606,272
Cash and cash equivalents at beginning of period	2,687,901	4,971,001	364,729

Cash and cash equivalents at end of period	$1,059,275	$2,687,901	$4,971,001

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$42,306	$78,311	$84,126
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock upon conversion of promissory notes	$618,750	$–	$–

Issuance of warrants in connection with private placement	$175,385	$–	$–

Issuance of common stock options for services rendered	$13,400	$36,000	$–

See accompanying notes.

DICKIE WALKER MARINE, INC.

NOTES TO FINANCIAL STATEMENTS

1.	The Company

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

Reclassifications

During the quarter ended March 31, 2005, management became aware of certain errors in its financial statement classification for debt. The Company has reclassified deferred financing costs recorded in conjunction with the Company’s 2004 private placement from a current asset to a long-term liability. On the balance sheets, the reclassification reduced the “Deferred financing costs” asset by $211,408 and reduced the “Notes payable to stockholders liability” by $211,408. In addition, the Company revised the statements of cash flows to exclude non-cash items that were included therein. These include “Deferred financing costs” of ($157,518) in the operating activities section and “Warrants issued in connection with private placement” of $175,385 in the financing activities section, both of which have been deleted from the statement. In addition, in the financing activities section, “Issuance of common shares, net” was increased by $17,867 to $342,398, and “Deferred financing costs” of ($59,905) was netted against “Proceeds from notes payable to stockholders”. The reclassification on the balance sheets or changes to the statements of cash flow had no effect on net loss, net loss per share, or stockholders’ equity for any period presented.

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

Advertising Expenses

Advertising costs are included in selling, general and administrative expenses and are expensed as incurred. Advertising expenses for the years ended September 30, 2004, 2003 and 2002 totaled approximately $59,900, $91,600, and $7,700 respectively.

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

During July and August 2004, the Company closed a private placement (“2004 Private Placement”) of 33 units, each unit consisting of 9,375 shares of the Company’s common stock, a $12,500 subordinated promissory note payable on June 30, 2007, with a stated interest rate of 8% per annum (“2004 Note”), and 5,000 warrants (“2004 Warrants”). Interest on the 2004 Note is payable semi-annually in December and June of each year. The 2004 Warrants are exercisable for a period of thirty months, commencing immediately, at an exercise price of $2.10 per share subject to certain adjustments. The warrants contain anti-dilution provisions in the event of any recapitalization, split-up of shares or certain stock dividends. The 2004 Warrants were valued at approximately $139,700, all of which was recorded as debt discount. The fair value of the 2004 Warrants were estimated at the date of grant using the Black-Scholes valuation model with the following assumptions; expected volatility of 0.92; risk free interest rate of 3.0%; an expected warrant life of 30 months; and 0% dividend yield. Through September 30, 2004, no shares had been issued under the warrants. The Company received approximately $737,000 in proceeds, net of underwriting discounts, commissions and offering expenses.

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