Form 10KSB
period 2005-09-30
DICKIE WALKER MARINE INC
filed 2005-12-22
CIK 1138724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

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

Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Issuer’s revenues for the fiscal year ended September 30, 2005 were $1,702,973.

At December 19, 2005, 4,301,806 common shares (issuer’s only class of voting stock) were outstanding. The aggregate market value of the 2,788,806 common shares of the registrant held by nonaffiliates on that date (based upon the bid price on the Pink Sheets) was $278,881.

Documents Incorporated by Reference: None.

i

PART I.

Item 1. Description of Business

Preliminary Note

In the fall of 2004, sales orders from wholesale customers for our spring 2005 Dickie Walker™ brand line did not meet our expectations, and our board and management began to evaluate the company’s future and the chances that it would be able to meet its fiscal 2005 projections. We concluded that the company was too small to continue to bear the current and future anticipated expenses of being publicly-traded, partially caused by the implementation of the Sarbanes-Oxley Act, given the relative benefits of being a public company. In addition, based on the continuing shortfall in wholesale orders, it became apparent that a business model based on wholesale sales would not generate enough funds in the near term to enable the company to shift to a more profitable direct sales model. The board and management determined that being publicly traded on Nasdaq was one of the company’s most valuable assets and began investigating strategies to capitalize on this asset. The board considered a number of alternative transactions designed to preserve or return value to the stockholders and concluded that the best alternative was to pursue the acquisition of a company seeking to become a publicly-traded company through a “reverse merger”.

On February 3, 2005, we announced we had reached agreement with the board of directors of Intelligent Energy Holdings Plc (“Intelligent Energy”), a London-based energy solutions group focused on the commercialization of fuel cell technologies, on the terms of a proposed recommended offer for the entire issued share capital of Intelligent Energy, subject to satisfaction of applicable regulatory requirements, stockholder approvals, and other conditions and pre-conditions to the offer. We filed a Registration Statement on Form S-4 with the SEC on May 10, 2005.

As a result of unforeseen difficulties and delays and uncertain support for the transaction from Intelligent Energy’s shareholders, we jointly agreed to terminate the Acquisition Agreement. On October 14, 2005, we and Intelligent Energy announced that the companies had executed a Mutual Release Agreement (the “Release Agreement”) terminating and releasing all obligations or potential claims arising from their Acquisition Agreement dated February 3, 2005 (the “Acquisition Agreement”). In addition, pursuant to the Release Agreement, we withdrew our pending registration statement on Form S-4 containing the joint proxy statement/prospectus pertaining to the proposed offer concurrent with the announcement of the executed Release Agreement. Pursuant to the Release Agreement, Intelligent Energy made a cash payment of $500,000 to us on November 1, 2005.

The extended period of time from the announcement of the merger until its eventual termination caused a serious loss of momentum for our business because in anticipation of closing the transaction with Intelligent Energy, we shifted our focus away from growing our business. We suspended our efforts to build our direct sales business, reduced staff, halted sales, marketing and product development efforts, and stopped accepting new accounts. Additionally, we incurred significant costs, and management had to divide its time between managing the business and managing the transaction. Consequently, we concluded that we would not be able to revive the business with our limited resources and made the decision to exit the business and attempt to sell the Dickie Walker brand to a company with greater resources to carry it forward. In addition, with the termination of the Intelligent Energy transaction, we have resumed our efforts to find another company that is seeking to become a public company through a ‘reverse merger’ transaction.

The following description of Dickie Walker describes the business of Dickie Walker as we operated prior to the failed merger and the decision to wind down the business and attempt to find another merger partner.

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

The Dickie Walker brand of apparel and accessories has been distributed through specialty retailers and coastal stores. We opened a retail store in December 2002 in La Jolla, California. This store emphasizes coastal and marine inspired lifestyle merchandise.

Industry and the Market

Boating and water-related activities are very popular in the United States. Much of the U.S. population lives in close proximity to an ocean, lake, river or body of water capable of supporting recreational boating. According to the National Marine Manufacturer’s Association, any estimated 69 million people participated in recreational boating during the year 2004. We believe that the U.S. population’s close proximity to water coupled with its interest in boating and the coastal environment lifestyle provides us with an opportunity to develop a successful nautical lifestyle brand.

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

Products

Design

We endeavored to create innovative designs that fit our customers’ needs. The Dickie Walker branded apparel line features comfort wear for men and women who enjoy the coastal lifestyle. Our apparel was made with quality fabrics and was designed with a full, active fit for comfort and movement. Nautical embellishments including embroidery and graphic designs played a key role in defining the line. We offered three lines of apparel – our captain’s collection, a luxury line of high quality, “less casual” attire; our boatyard line, consisting of soft, washed-down, casual clothing; and our low pressure line, a technical line of water-proof, wind-resistant apparel. We offered two seasonal collections of products each year – a spring collection and a fall collection. We currently are not designing any new products.

The Dickie Walker line of gift and decorative items are nautically inspired pieces for the home, office or boat. Many were designed specifically to be “boat functional”, that is, for example, they are mildew proof, non-corrosive and are sized to fit a boat’s dimensions. Targeting the same consumer as our apparel line, these items appeal to middle-class and more affluent consumers in the 30 to 60 years-old range who enjoy and identify with the coastal lifestyle.

Our gift and decorative items consisted of domestic soft goods, such as towels, linens, rugs, pillows, bags, placemats, napkins, potholder mitts, and aprons; cocktail coasters; storage containers; tote and duffel bags; blankets; candles; and stationery items, such as log books, photo albums, journals, guest books, and decorative note pads. We designed these accessories to incorporate elements of the sea to provide a nautical look and feel. Some of our accessories were designed specifically for use in vessel galleys and other interior applications.

Production

We have contracted with domestic and overseas independent contractors to produce fabric and to cut and sew our apparel. International manufacturers and suppliers typically require a 50% -60% deposit prior to beginning work. We were generally required to place orders with international manufacturers three or four months before the proposed shipment date. We paid all our major vendors in U.S. dollars.

Use of offshore manufacturers enabled us to secure better pricing on volume goods than that offered by many domestic manufacturers. Domestic manufacturing typically costs more than offshore manufacturing. We used domestic manufacturing for quick-turn items and specialty items not available from offshore suppliers. Our orders were placed and delivered through written orders with both our overseas and domestic suppliers. We currently have one small order outstanding.

Marketing and Sales and Distribution

Our primary goal was to focus on building the Dickie Walker lifestyle brand of apparel, gifts and accessories aimed at the boater or coastal enthusiast. We discontinued our private label business with West Marine in late fiscal 2004. We sold the Dickie Walker brand products to select wholesale accounts, through our own retail store and through catalogs and our web site, www.dickiewalker.com.

Catalogs and the Internet

Although we have done very little to promote our Internet web site to date, we have sold small quantities of our products through this channel. We have also sold our products through a “joint venture” relationship with an apparel catalog company. We currently have minimal sales through the Internet and no catalog sales.

Wholesale Channels

Our products have been sold to specialty retailers, yacht clubs, resorts, upper end sporting goods stores and marina stores throughout the United States. To this end, we used a network of independent sales representatives to market our products to these accounts, and paid them a commission on shipped and collected invoices after a sale. In light of our decision to wind down the company’s business, we have deemphasized the wholesale business and are no longer using sales representatives. We currently have minimal sales through our wholesales channel.

Retail Store

We opened a retail store in La Jolla, California in December 2002 as a brand building and profit initiative. Its strong merchandising presentation of apparel and lifestyle items, store fixtures, and nautical point-of-sale decor and materials in a complete coastal living shopping environment made it a unique destination store. Our retail store is currently the main distribution channel for our products.

Private Label Sales

From fiscal year 2002 through 2004, we had an agreement with West Marine Products, Inc. to provide substantially all of the design, sourcing, manufacturing and distribution for West Marine’s private label apparel line, excluding shoes and foul weather gear. Sales to West Marine accounted for the majority of our revenues to date and our relationship with them enabled us to build an infrastructure on which to launch the Dickie Walker™ brand. We currently have no private label sales.

Brand Image

We believed that creating the appropriate brand image was essential for a company to be a market leader, and accordingly, we devoted substantial time and effort in developing the Dickie Walker image. The details of our designs, the nautical embellishments on our products, the look and feel of our product packaging, and the uniqueness of our merchandising displays combine to form a unique and consistent image of the Dickie Walker brand in consumers’ minds

Part of this image was the Dickie Walker yacht, a 63-foot Nova Scotia trawler. This 54 year-old classic wooden hulled motor yacht inspired the Dickie Walker brand. We believe its image appealed to those who enjoy the marine lifestyle because of the vessel’s looks, classic design, originality, woodwork and overall charm. We used the vessel’s image and name on our labels, catalogs, packaging, hang tags, posters, website and point of sale displays to create a foundation of authenticity and originality for the Dickie Walker brand. The Dickie Walker vessel is owned by Gerald W. Montiel, our President and Chief Executive Officer and we used its image and name and the boat itself under two agreements with Mr. Montiel. See “Certain Relationships and Related Transactions – License Agreement and Reimbursement Agreement.”

Merchandising and Display

Dickie Walker’s philosophy was to have an integrated merchandising presentation, which communicates a strong visual impact and brand message. We worked to achieve this through the use of coordinated point-of-sale materials, packaging, marketing initiatives, and fixtures.

We developed a distinctive merchandising program encompassing apparel, accessories, and lifestyle items in order to convince retail stores owners to carry the Dickie Walker brand. Embellished items, such as embroidery, prints and graphic designs, built the image of an authentic marine-inspired brand. The images in the merchandising package were designed to convey the feeling and inspiration of coastal living, and many of these images will feature the Dickie Walker vessel.

Operations

Our management team consisted of individuals with extensive experience with customer service, distribution, embroidery operations, finance, and information technology. We employed our own warehouse staff to distribute our products from our Oceanside, California warehouse and headquarters. All of our products were distributed from this facility.

We previously leased four embroidery machines to embroider our own products and special orders for boaters, yacht clubs and resorts. These machines were sold in fiscal 2005, and we outsourced our embroidery business.

Competition

We competed generally for the disposable income of consumers, operate in the fragmented and highly competitive apparel industry, and compete against many companies with significantly more resources and well-established brand names. No single company, however, dominates the marketplace. Numerous apparel brands are sold in coastal stores, specialty retail stores, marine supply stores and resorts. Although some companies have marketed their apparel with a nautical theme, we believe the apparel is not designed specifically to appeal to boaters or those who enjoy the coastal lifestyle. We viewed our primary competitors as apparel companies that sell general outdoor wear and sportswear such as Tommy Bahama and Polo.

The gift and decorative items market is also highly competitive, with a significant number of both large and small participants. Our competitors in these markets distribute their products through independent gift retailers, department stores, mass merchandisers and catalogue retailers or through direct response marketing.

Government Regulation

Many of our imports were subject to existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods which may be imported into the United States, including constraints imposed by bilateral textile agreements between the United States and a number of foreign countries. These agreements impose quotas on the amounts and types of merchandise that may be imported into the United States from these countries. These agreements also allow signatories to adjust the quantity of imports for categories of merchandise that, under the terms of the agreements, are not now subject to the specific limits. Our imported products were subject to United States customs duties. The United States and the countries in which our products were manufactured may impose quotas, duties, tariffs or other restrictions that could adversely affect our business.

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

Trademarks

We have applied for federal trademark registration of our logo which consists of a drawing of the Dickie Walker vessel and the words “Dickie Walker Built 1951 Authentic Marine.” Seven registrations have issued for this trademark and one application is pending in the U.S. Patent and Trademark Office covering a variety of goods. We also have six applications pending in the U.S. Patent and Trademark Office for related trademarks. We own the domain name for our Internet website, www.dickiewalker.com. We also own the domain names boathome.com, harborandhome.com, dickiewalkermarine.com and boattohome.com, which are not active at this time. We have registered numerous copyrights on our designs with the U.S. Copyright Office

Employees

At September 30, 2005, we had 9 employees, 7 of whom were full-time. None of our employees are represented by a labor union or under collective bargaining agreements. We believe our relations with our employees to be good.

Item 2. Description of Properties

We currently lease a facility located in Oceanside, California, which consists of approximately 21,000 square feet of office and warehouse space at a monthly rent of $4,100 with annual escalation adjustments. The facility houses our administrative and design offices and also serves as our warehousing and distribution center. We lease the facility under a lease that expires on April 30, 2008 with an option to renew for five years. We also lease a retail store of approximately 2,000 square feet in La Jolla, California at a monthly rent of approximately $7,500 with annual escalation adjustments. The term of the lease is ten years with two five-year renewal options. Both properties are in good condition.

Item 3. Legal Proceedings

We are not involved in any litigation.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2005.

PART II.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is presently listed for trading in the Pink Sheets under the symbol DWMA.PK. Our stock began trading in the Pink Sheets on August 17, 2005, the date our stock was delisted from the Nasdaq SmallCap Market because of the Company’s failure to meet the $2,500,000 minimum stockholders’ equity requirement, as set forth in NASDAQ Marketplace Rules 4310(c)(2)(B). Because we now trade in the Pink Sheets, a shareholder may find it difficult to dispose of or obtain accurate quotations as to price of our securities. In addition, The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure related to the market for penny stock and for trades in any stock defined as a penny stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risks and Uncertainties.” The following table shows the high and low bid prices per share of the common stock as reported on The Nasdaq SmallCap Market and the Pink Sheets.

	High	Low
For the year ended September 30, 2004
First Quarter	$2.88	$1.80
Second Quarter	$2.77	$1.65
Third Quarter	$1.93	$1.00
Fourth Quarter	$2.20	$1.20

For the year ended September 30, 2005
First Quarter	$1.88	$0.70
Second Quarter	$2.00	$0.60
Third Quarter	$1.74	$0.88
Fourth Quarter	$1.26	$0.07

Our present policy is to retain earnings, if any. Although we are not restricted from paying cash dividends, we have not paid cash dividends to date and do not anticipate doing so in the future. At November 16, 2005, there were approximately 620 stockholders of record and the closing price per share of our common stock was $0.13.

The following table reflects information about our Equity Incentive Plan, which is our only equity compensation plan:

	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plan approved by security holders	427,000	$2.01	323,000
Equity compensation plans not approved by security holders	—	—	—

Total	427,000	$2.01	323,000

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

From our inception until December 31, 2004, we had an agreement with West Marine Products, Inc. to provide substantially all of the design, sourcing, manufacturing and distribution for West Marine’s private label apparel line, excluding shoes and foul weather gear. Sales to West Marine have accounted for approximately 68%, 82% and 87% of our sales for the years ended September 30, 2004, 2003 and 2002, respectively, and our relationship with them enabled us to build an infrastructure on which to grow the Dickie Walker™ brand. Because our current strategy was to focus our efforts and resources on developing the Dickie Walker™ brand, we effectively stopped selling to them in the first quarter of fiscal 2005 and formally ended our agreement with them as of December 31, 2004. Sales to them in fiscal 2005 represented approximately 1% of our total sales for the year. Our business plan model going forward envisioned using the cash flow generated by our Dickie Walker™ brand wholesale business to emphasize and increase catalog and related Internet sales of Dickie Walker™ brand products to replace the sales to West Marine.

In the fall of 2004, the orders from wholesale customers for our spring 2005 line did not meet our expectations, and our board and management began to evaluate the company’s future and the chances that it would be able to meet its fiscal 2005 projections. We concluded that the company was too small to continue to bear the current and future anticipated expenses of being publicly-traded, partially caused by the implementation of the Sarbanes-Oxley Act, given the relative benefits of being a public company. In addition, based on the continuing shortfall in wholesale orders, it became apparent that a business model based on wholesale sales would not generate enough funds in the near term to enable the company to shift to a more profitable direct sales model. The board and management determined that being publicly traded on Nasdaq was one of the company’s most valuable assets and began investigating strategies to capitalize on this asset. The board considered a number of alternative transactions designed to preserve or return value to the stockholders and concluded that the best alternative was to pursue an acquisition of the outstanding shares of Intelligent Energy. That transaction ultimately was not successful and as a result, management determined to wind down the Dickie Walker business, attempt to sell the Dickie Walker brand to a third party, and pursue a “reverse merger” transaction with another company.

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

We have a limited operating history and face the risks and uncertainties of other early-stage companies. We have had accumulated losses from operations since our inception and may incur future losses from operations. At September 30, 2005, the accumulated deficit was approximately $7,849,000. Our limited operating history and history of losses make future operating results difficult to predict. We have made the decision to exit the Dickie Walker business and attempt to sell the Dickie Walker brand to a company with greater resources to carry it forward. We have resumed our efforts to find another company that is seeking to become a public company through a ‘reverse merger’ transaction. If we are not successful in these two endeavors, there is a strong likelihood that we will have to file for bankruptcy.

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

The following table sets forth, as a percentage of net sales, statements of operations data for the periods indicated.

	Years ended September 30,
	2005	2004	2003
Net sales	100%	100%	100%
Cost of sales	118	75	76

Gross (loss) profit	(18)	25	24
Selling, general and administrative expenses	120	52	60

Loss from operations	(138)	(27)	(36)

Other income (expense) - net	(5)	(2)	(2)

Net loss	(143)%	(29)%	(38)%

Results of Operations

Year ended September 30, 2005 compared to the year ended September 30, 2004

Our sales for the year ended September 30, 2005 decreased by approximately 62% from the prior year. The decrease in fiscal 2005 sales was primarily due to the cessation of sales to West Marine from approximately $3,051,000 in fiscal 2004 to approximately $21,000 this fiscal year. Our wholesale business decreased approximately 19% from last fiscal year’s $1,022,000 to this fiscal year’s $833,000. These decreases were somewhat offset by an increase in our retail and direct business of 116% from $392,000 last fiscal year to $849,000 in fiscal 2005

Our gross loss as a percentage of sales was (18%) for the year ended September 30, 2005, compared to 25% gross profit for the year ended September 30, 2004. The decrease in our gross margin was partially the result of reduced selling prices for out-of-season and excess product. In addition, although we substantially reduced the variable portion of our overhead costs, overall overhead costs of $311,000 for fiscal 2005 were a higher percentage of sales than the fiscal 2004’s overhead costs of $554,000 due primarily to fixed costs for rent and depreciation that could not be reduced.

Selling, general and administrative expenses were 120% of net sales for the year ended September 30, 2005, as compared to 52% for the prior fiscal year, and represent a decrease in absolute dollars of 17% from $2,303,000 in fiscal 2004 to $2,040,000 in the current fiscal year. The year over year percentage increase was due to the substantial reduction of fiscal year 2005 sales. The absolute dollar decrease for the year ended September 30, 2005 was primarily due to reductions in payroll of $253,000, trade show and travel and entertainment of $186,000, and commissions of $63,000, offset by increase in bad debt expense of $37,000, catalog related costs of $71,000, and $135,000 of costs related to our terminated merger with Intelligent Energy.

We incurred interest expense for the year ended September 30, 2005 totaling approximately $131,000, an increase from $89,000 in the prior fiscal year due primarily to a full year’s interest for the 2004 notes payable to stockholders that were issued late in the third quarter of fiscal 2004.

The gain on sale of property and equipment of $52,000 represents the sale of embroidery machines and storage containers.

As a result of the factors described above, we had a net loss of approximately $2,444,000, for the year ended September 30, 2005, as compared to a loss of approximately $1,273,000 for the year ended September 30, 2004.

Year ended September 30, 2004 compared to the year ended September 30, 2003

Our sales for the year ended September 30, 2004 decreased by approximately 1% from the prior year. The decrease in fiscal 2004 sales was due to a reduction in sales to West Marine of approximately 17% from approximately $3,699,000 in fiscal 2003 to approximately $3,051,000 in fiscal 2004 due to a slowdown in West Marine’s apparel business. This was offset by an increase in our wholesale business of approximately 97% from approximately $520,000 in fiscal 2003 to approximately $1,022,000 in fiscal 2004 and an increase in our retail and direct business of 34% from approximately $293,000 in fiscal 2003 to approximately $392,000 in fiscal 2004 due to our increased spending and emphasis on the Dickie Walker™ brand. For the year ended September 30, 2004, approximately 68% of our sales were made to West Marine as compared to 82% in fiscal 2003. Our agreement with West Marine expires in December 2004, but we have elected to exit the private label business immediately and expect no significant future sales from West Marine.

Our gross profit as a percentage of sales was 25% for the year ended September 30, 2004, compared to 24% for the year ended September 30, 2003. The improvement is largely attributable to reduced standard costs due to changing to overseas vendors that offered better prices, offset by a $135,000 increase in our inventory reserve.

Selling, general and administrative expenses were 52% of net sales for the year ended September 30, 2004, as compared to 60% for the prior fiscal year, and represent a decrease in absolute dollars of approximately $400,000 or a 15% decrease. The absolute dollar decrease for the year ended September 30, 2004 was primarily due to staffing reductions comprised of approximately $165,000 of salaries and benefits and associated expenses, as we made a concerted effort to reduce expenses and operate more efficiently.

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

Liquidity and Capital Resources

Since our inception, we have funded our operations and satisfied our capital expenditure requirements primarily with proceeds from sales of common stock to our founders, the private placement of our common stock and promissory notes in fiscal 2001 and fiscal 2004, and our initial public offering in fiscal 2002. In the quarter ended June 30, 2002, we completed our initial public offering and received approximately $5,287,000 in cash, net of underwriting discounts, commissions, and other related expenses. Proceeds from these financing sources since inception and through September 30, 2005 totaled approximately $8,600,000 and capital equipment lease financing totaled approximately $207,000.

Net cash used in operating activities was approximately $767,000 for the year ended September 30, 2005 and approximately $2,147,000 for the year ended September 30, 2004. Net cash used in operating activities for the year ended September 30, 2005, resulted primarily from the net loss for the period, net of depreciation, amortization and reserves, offset by decreases in accounts receivable, inventories, and prepaid expenses. Net cash used in operating activities for the year ended September 30, 2003, resulted primarily from the net loss for the period, net of depreciation, amortization and reserves, an increase in accounts receivable and inventories, and a decrease in advances from West Marine.

Net cash provided from (used by) investing activities totaled approximately $109,000 and ($133,000) for the years ended September 30, 2005 and 2004, respectively. Proceeds from the sale of embroidery machines of approximately $98,000 contributed to the majority of fiscal 2005’s cash provided by investing activities. Fiscal 2004 equipment purchases were primarily for computers and fixtures for trade shows and display. We primarily used the invested cash in fiscal 2003 for leasehold improvements and purchases of fixed assets to support our increased sales activities, including the opening of our La Jolla retail store.

Financing activities for fiscal 2005 were comprised of the payment of the remaining balances of our 2001 Notes and payments and borrowing related to the payoff of our embroidery leases in order to resell the embroidery machines to third parties. Financing activities for fiscal 2004 were composed primarily of the following two transactions.

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

At September 30, 2005 approximately $70,000 in cash and cash equivalents was available to fund operations. In addition, on November 1, 2005 we received a payment from Intelligent Energy of $500,000 related to the termination of our Acquisition Agreement with them. See “Note 9 Subsequent Event – Proposed Acquisition, Notes to Financial Statements.” We have made the decision to exit the Dickie Walker business and attempt to sell the Dickie Walker brand to a company with greater resources to carry it forward. We have resumed our efforts to find another company that is seeking to become a public company through a ‘reverse merger’ transaction. If we are not successful in these two endeavors, there is a strong likelihood that we will have to file for bankruptcy.

Contractual Obligations and Commitments

The following table summarizes contractual obligations and commitments at September 30, 2005.

	Payments due per period
	Total Committed	Less than 1 year	1 - 3 years	4-5 years	Over 5 years
Operating leases	$803,643	$142,071	$367,499	$199,602	$94,471
Auto loan	16,596	3,779	8,283	4,534	—
Interest payable	59,827	33,906	25,770	151	—
Notes payable	436,400	23,900	412,500	—	—

Total	$1,316,466	$203,656	$814,052	$204,287	$94,471

Risks and Uncertainties

The following is a summary description of the many risks we face in our business. You should carefully review these risks and the other information described in this report in evaluating our business.

We have had limited operations and a history of losses that make our future operating results difficult to predict.

Our business began in October 2000. We have a limited operating history and you have limited historical information about us on which to base your investment decision. We face the risks and uncertainties of other early-stage companies. We have had accumulated losses from operations since our inception and may incur future losses from operations. At September 30, 2005, the accumulated deficit was approximately $7,849,000. Our limited operating history and history of losses make future operating results difficult to predict.

If we are unable to sell the Dickie Walker brand and complete a merger with another company, we may have to file for bankruptcy.

At September 30, 2005 approximately $70,000 in cash and cash equivalents was available to fund operations. In addition, on November 1, 2005 we received a payment from Intelligent Energy of $500,000 related to the termination of our Acquisition Agreement with them. See “Note 9 Subsequent Event – Proposed Acquisition, Notes to Financial Statements.” We have made the decision to exit the Dickie Walker business and attempt to sell the Dickie Walker brand to a company with greater resources to carry it forward. We have resumed our efforts to find another company that is seeking to become a public company through a ‘reverse merger’ transaction. If we are not successful in these two endeavors, there is a strong likelihood that we will have to file for bankruptcy.

Because we rely on Gerald W. Montiel’s experience and relationships in the apparel industry, the loss of Mr. Montiel could materially harm our ability to execute our current business plan.

We believe the apparel industry experience of Gerald W. Montiel, our Chief Executive Officer, is important to our future success. We entered into an employment agreement with Mr. Montiel in February 2002 for a three-year period that was subsequently renewed for one year. We do not carry key man insurance on Mr. Montiel. The loss of the services of Mr. Montiel could force us to operate without a chief executive officer with experience in the apparel industry if we are unable to find a suitable replacement. This in turn could impede our ability to wind down the Dickie Walker business and find a buyer for the Dickie Walker brand.

Stockholders of Dickie Walker who are directors and executive officers own approximately 33% of our shares and may exercise significant influence over our direction and policies.

As a result of this stock ownership, management has sufficient voting power to significantly influence our direction and policies, the election of directors, the outcome of any other matter submitted to a vote of stockholders, and a change in control.

Because we have been delisted from The Nasdaq SmallCap Market, our shares may be more difficult to sell

Our common stock is presently listed for trading in the Pink Sheets under the symbol DWMA.PK. Our stock first traded in the Pink Sheets on August 17, 2005, the date our stock was delisted from the Nasdaq SmallCap Market because of the Company’s failure to meet the $2,500,000 minimum stockholders’ equity requirement, as set forth in NASDAQ Marketplace Rules 4310(c)(2)(B). Because we now trade in the Pink Sheets a shareholder may find it difficult to dispose of or obtain accurate quotations as to price of our securities.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock. Unless we can acquire substantial assets and trade at over $5.00 per share on the bid, it is more likely than not that our securities, for some period of time, would be defined under that Act as a “penny stock.” As a result, those who trade in our securities may be required to provide additional information related to their fitness to trade our shares. These requirements present a substantial burden on any person or brokerage firm who plans to trade our securities and would thereby make it unlikely that any liquid trading market would ever result in our securities while the provisions of this Act might be applicable to those securities.

Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which: (1) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (2) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended; (3) contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the bid and ask price; (4) contains a toll-free telephone number for inquiries on disciplinary actions; (5) defines significant terms in the disclosure document or in the conduct of trading penny stocks; and (6) contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer: (1) the bid and offer quotations for the penny stock; (2) the compensation of the broker-dealer and its salesperson in the transaction; (3) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (4) monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

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

Future sales of our common stock by our stockholders may depress our stock price even further.

We currently have 4,301,806 shares of common stock outstanding. Of such shares, we believe that approximately 2,000,000 shares are freely tradable without restriction or further registration under the Securities Act. All of the remaining outstanding shares are “restricted securities,” as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended, and may only be sold pursuant to a registration statement under the Securities Act or an applicable exemption from the registration requirements of the Securities Act, including Rule 144 there under.

Item 7. Financial Statements

Our financial statements, together with accompanying notes and the report of Mendoza Berger Company LLP, our independent registered public accounting firm for the year ended September 30, 2005, and the report of Ernst & Young LLP for the year ended September 30, 2004, are set forth on the pages indicated below.

Financial Statements.
Report of Mendoza Berger & Company LLP,
Independent Registered Public Accounting Firm	F-2
Report of Ernst & Young LLP	F-3
Balance Sheets	F-4
Statements of Operations	F-5
Statements of Stockholders’ Equity	F-6
Statements of Cash Flows	F-7
Notes to Financial Statements	F-8

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

As of the end of the period covered by this Annual Report on Form 10-KSB, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2005. In addition, no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting has occurred during fiscal year 2005.

Item 8B. Other Information

None.

PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act

The information required by this item is incorporated by reference from our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 10. Executive Compensation

The information required by this item is incorporated by reference from our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 12. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 13. Exhibits

EXHIBITS

(a) Exhibits

Exhibit No.	Description
2.1	Form of Agreement and Plan of Merger between Dickie Walker Marine, Inc., a California corporation and Dickie Walker Marine, Inc., a Delaware corporation, filed as Exhibit 2.1 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

2.2	Acquisition Agreement, dated as of February 3, 2005, by and between Intelligent Energy Holdings Plc and Dickie Walker Marine, Inc. filed as Exhibit 2.2 to the Registrant’s Form 8-K filed February 8, 2005 and incorporated herein by reference.

2.3	Amendment No. 2 to Acquisition Agreement, dated as of February 3, 2005, by and between Intelligent Energy Holdings Plc and Dickie Walker Marine, Inc. filed as Exhibit 2.3 to the Registrant’s Form 8-K filed July 20, 2005 and incorporated herein by reference.

3.1a	Articles of Incorporation for Montiel Marketing Group, Inc. as filed with the California Secretary of State on October 10, 2000, filed as Exhibit 3.1a to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

3.1b	Certificate of Amendment to the Articles of Incorporation as filed with the California Secretary of State on February 16, 2001, filed as Exhibit 3.1b to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

3.1c	Certificate of Incorporation for Dickie Walker Marine, Inc. as filed with the Delaware Secretary of State on February 4, 2002, filed as Exhibit 3.1v to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

3.2a	Bylaws of the California corporation as adopted by its Board of Directors on October 10, 2000, filed as Exhibit 3.2a to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

3.2b	Form of Bylaws of the Delaware corporation to be adopted by its Board of Directors, filed as Exhibit 3.2b to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

4.1	Specimen stock certificate representing shares of common stock of the registrant, filed as Exhibit 4.1 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

4.2	Form of Representative’s Warrant, filed as Exhibit 4.2 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

4.3	Placement Agent’s Warrant, filed as Exhibit 4.3 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

4.4	Form of Investor Note from 2001 Private Placement, filed as Exhibit 4.4 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

4.5	Selling Agent Agreement dated July 13, 2004, filed as Exhibit 4.5 to Registrant’s Form 10-KSB filed December 29, 2004 and incorporated herein by reference.

4.6	Form of Investor Promissory Note from 2004 Private Placement, filed as Exhibit 4.6 to Registrant’s Form 10-KSB filed December 29, 2004 and incorporated herein by reference.

4.7	Form of Investor Warrant from 2004 Private Placement, filed as Exhibit 4.7 to Registrant’s Form 10-KSB filed December 29, 2004 and incorporated herein by reference.

4.8	Placement Agent’s Warrant, filed as Exhibit 4.8 to Registrant’s Form 10-KSB filed December 29, 2004 and incorporated herein by reference.

10.1	$50,000 Promissory Note in favor of Gerald W. Montiel dated January 15, 2002, filed as Exhibit 10.1 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.2	$45,000 Promissory Note in favor of Gerald W. Montiel dated January 31, 2002, filed as Exhibit 10.2 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.3	Form of Reimbursement Agreement between Gerald W. Montiel and the company dated February 1, 2002, filed as Exhibit 10.3 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.4	License Agreement between Gerald W. Montiel and the company dated February 1, 2001, filed as Exhibit 10.4 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.5	Strategic Alliance Agreement with West Marine Products, Inc. dated October 19, 2001 [Confidential Treatment Granted], filed as Exhibit 10.5 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.6	Facility Lease Agreement with WHMF dated February 1, 2002 for the facility located at 1414 South Tremont Street, Oceanside, California, filed as Exhibit 10.6 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.7	2002 Equity Incentive Plan, filed as Exhibit 10.7 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.8	Form of Lock-Up Agreement among the officers, directors and stockholders and the representative, filed as Exhibit 10.8 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.9	Form of Employment Agreement with Gerald W. Montiel dated February 1, 2002, filed as Exhibit 10.9 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.10	Equipment Lease Agreement with Emtex Leasing Corporation dated April 4, 2001, filed as Exhibit 10.10 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.11	Form of Stockholder Rights Agreement, filed as Exhibit 10.11 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.12	Form of Retail Store Lease, filed as Exhibit 10.12 to Registrant’s Form 10-KSB filed December 20, 2002 and incorporated herein by reference.

10.13	Revision dated January 27, 2003 to Facility Lease Agreement with WHMF originally dated February 1, 2002, filed as Exhibit 10.13 to Registrant’s Form 10-QSB filed May 6, 2003 and incorporated herein by reference.

10.14	Amendment to Strategic Alliance Agreement with West Marine, Inc. dated January 13, 2003, filed as Exhibit 10.14 to Registrant’s Form 10-QSB filed May 6, 2003 and incorporated herein by reference.

10.15	Warehouse Agreement with Wells Fargo Bank dated January 13, 2003, filed as Exhibit 10.15 to Registrant’s Form 10-QSB filed May 6, 2003 and incorporated herein by reference.

10.16	Separation Agreement and Complete Release dated October 20, 2003 between Dickie Walker Marine, Inc. and Julia B. Knudsen, filed as Exhibit 10.16 to Registrant’s Form 8-K filed October 21, 2003 and incorporated herein by reference.

10.17	Code of Ethics filed as Exhibit 10.17 to Registrant’s Form 10-KSB filed December 17, 2003 and incorporated herein by reference.

10.18	Financial and Code of Ethics Complaint Procedures Policy filed as Exhibit 10.18 to Registrant’s Form 10-KSB filed December 17, 2003 and incorporated herein by reference.

10.19	Amendment to Strategic Alliance Agreement with West Marine, Inc. dated December 6, 2003 filed as Exhibit 10.19 to Registrant’s Form 10-KSB filed December 17, 2003 and incorporated herein by reference.

10.20	Form of Parent Support Agreement filed as Exhibit 10.20 to the Registrant’s Form 8-K filed February 8, 2005 and incorporated herein by reference.

10.21	Form of Lock-Up Agreement filed as Exhibit 10.21 to the Registrant’s Form 8-K filed February 8, 2005 and incorporated herein by reference.

10.22	Consulting Agreement with Gerald W. Montiel filed as Exhibit 10.22 to the Registrant’s Form 8-K filed February 8, 2005 and incorporated herein by reference.

10.23	$53,902.07 Promissory Note in favor of Gerald W. Montiel dated March 2, 2005 filed as Exhibit 10.23 to the Registrant’s Form 8-K filed August 9, 2005 and incorporated herein by reference.

10.24	Mutual Release Agreement from Acquisition Agreement dated as of February 3, 2005, by and between Intelligent Energy Holdings Plc and Dickie Walker Marine, Inc. filed as Exhibit 10.1 to the Registrant’s Form 8-K filed October 14, 2005 and incorporated herein by reference.

23.2	Consent of Ernst & Young LLP

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

(b)

Reports on Form 8-K

On July 7, 2005, we filed a report on Form 8-K providing an update on the Company’s proposed transaction with Intelligent Energy Holdings, Plc, as presented in a press release of July 6, 2005.

On July 20, 2005, we filed a report on Form 8-K relating to an amendment to the Company’s Acquisition Agreement with Intelligent Energy Holdings, Plc as presented in a press release of July 20, 2005.

On August 3, 2005, we filed a report on Form 8-K relating to a Nasdaq exception letter received by the Company, as presented in a press release of August 1, 2005.

On August 17, 2005, we filed a report on Form 8-K relating to a Nasdaq delisting letter received by the Company., and providing an update on the proposed transaction with Intelligent Energy Holdings, Plc, as presented in a press release of August 16, 2005.

On September 15, 2005, we filed a report on Form 8-K relating to the resignation of Ernst & Young, LLP as the Company’s independent registered public accounting firm.

On September 27, 2005, we filed a report on Form 8-K relating to the engagement of Mendoza Berger Company LLP as the Company’s independent registered public accounting firm.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference from our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, in Oceanside, State of California, on December 21, 2005.

DICKIE WALKER MARINE, INC.

By	/s/ Gerald W. Montiel
Gerald W. Montiel, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Gerald W. Montiel	Date: December 21, 2005
Gerald W. Montiel
Director, Chief Executive Officer, President,
Chief Marketing Officer, and
Chairman of the Board

/s/ Todd W. Schmidt	Date: December 21, 2005
Todd W. Schmidt
Chief Financial Officer and
Principal Accountant

/s/ Raymond W. Grimm, Jr	Date: December 21, 2005
Raymond W. Grimm, Jr., Director

/s/ W. Brent Robinson	Date: December 21, 2005
W. Brent Robinson, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS

DICKIE WALKER MARINE, INC.

We have audited the accompanying balance sheet of Dickie Walker Marine, Inc. (a Delaware corporation) as of September 30, 2005, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Dickie Walker Marine, Inc. as of September 30, 2004, were audited by other auditors whose report dated December 3, 2004, expressed an unqualified opinion on those statements (the December 3, 2004 report was modified related to the uncertainty of the Company’s ability as a going concern), have been furnished to us.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dickie Walker Marine, Inc. as of September 30, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MENDOZA BERGER & COMPANY, L.L.P.

Irvine, California

December 16, 2005

REPORT OF ERNST & YOUNG LLP

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS

DICKIE WALKER MARINE, INC.

We have audited the accompanying balance sheets of Dickie Walker Marine, Inc. as of September 30, 2004, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dickie Walker Marine, Inc. at September 30, 2004 and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2004, in conformity with U. S. generally accepted accounting principles.

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

/s/ ERNST & YOUNG LLP

San Diego, California

December 3, 2004

DICKIE WALKER MARINE, INC.

FINANCIAL STATEMENTS

BALANCE SHEETS

	September 30,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$70,004	$1,059,275
Accounts receivable, net	57,973	265,609
Inventories, net	195,978	1,242,156
Prepaid expenses and other current assets	71,014	181,548

Total current assets	394,969	2,748,588
Property and equipment, net	529,015	833,596
Deferred financing costs, net	—	4,289
Other assets	36,033	80,270

Total Assets	$960,017	$3,666,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$142,304	$299,800
Accrued interest on notes payable to stockholders	8,318	7,567
Accrued expenses	149,100	60,014
Current portion of capital lease obligation	3,779	48,756
Notes payable to stockholders	23,902	281,250

Total current liabilities	327,403	697,387
Notes payable to stockholders, net of debt discount	281,032	201,092
Capital lease obligation, less current portion	12,817	21,988
Commitments and contingencies
Stockholders’ Equity:
Preferred stock - $.001 par value: 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock - $.001 par value: 50,000,000 shares authorized: 4,301,806 shares issued and outstanding at September 30, 2005 and 2004	4,301	4,301
Warrants	181,460	181,460
Additional paid-in capital	8,002,332	7,966,332
Accumulated deficit	(7,849,328)	(5,405,817)

Total Stockholders’ Equity	338,765	2,746,276

Total Liabilities and Stockholders’ Equity	$960,017	$3,666,743

See accompanying notes.

DICKIE WALKER MARINE, INC.

STATEMENTS OF OPERATIONS

	Years ended September 30,
	2005	2004	2003
Net sales	$1,702,973	$4,464,954	$4,501,805
Cost of sales	2,016,290	3,331,896	3,407,236

Gross (loss) profit	(313,317)	1,133,058	1,094,569
Selling, general and administrative expenses	2,039,977	2,303,287	2,702,758

Loss from operations	(2,353,294)	(1,170,229)	(1,608,189)
Other income (expense):
Interest expense	(131,202)	(88,715)	(86,889)
Interest income	1,290	9,118	37,506
Gain on sale	51,904	—	—
Other expenses	(12,209)	(23,093)	(30,947)

Total other income (expense)	(90,217)	(102,690)	(80,330)

Net loss	$(2,443,511)	$(1,272,919)	$(1,688,519)

Net loss per share:
Basic and diluted	$(0.57)	$(0.33)	$(0.46)

Weighted average shares outstanding:
Basic and diluted	4,301,806	3,875,562	3,680,000

See accompanying notes.

DICKIE WALKER MARINE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Warrants	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at September 30, 2002	3,680,000	$3,680	$6,075	$6,951,550	$(2,444,379)	$4,516,926
Issuance of options to non-employees	—	—	—	36,000	—	36,000
Net loss and comprehensive loss	—	—	—	—	(1,688,519)	(1,688,519)

Balance at September 30, 2003	3,680,000	3,680	6,075	6,987,550	(4,132,898)	2,864,407
Issuance of common stock, net of offering expenses of $87,969	309,374	309	175,385	324,222	—	499,916
Issuance of common stock upon the conversion of notes payable	312,432	312	—	641,160	—	641,472
Issuance of options to non-employees	—	—	—	13,400	—	13,400
Net loss and comprehensive loss	—	—	—	—	(1,272,919)	(1,272,919)

Balance at September 30, 2004	4,301,806	4,301	181,460	7,966,332	(5,405,817)	2,746,276
Issuance of options to non-employees	—	—	—	36,000	—	36,000
Net loss and comprehensive loss	—	—	—	—	(2,443,511)	(2,443,511)

Balance at September 30, 2005	4,301,806	$4,301	$181,460	$8,002,332	$(7,849,328)	$338,765

See accompanying notes.

DICKIE WALKER MARINE, INC.

STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2005	2004	2003
OPERATING ACTIVITIES
Net loss	$(2,443,511)	$(1,272,919)	$(1,688,519)
Adjustments to reconcile net loss to cash used in operating activities:
Interest expense resulting from conversion of notes payable	—	22,722	—
Amortization of deferred financing costs	4,289	8,579	8,579
Amortization of debt discount	79,940	6,015	—
Non-cash compensation expense	36,000	13,400	36,000
Depreciation and amortization	311,674	282,033	310,017
Inventory reserves	215,000	135,000	10,000
Allowance for doubtful accounts	25,000	(5,000)	(5,000)
Gain on sale of property and equipment	(51,904)	—	—
Changes in operating assets and liabilities:
Accounts receivable	182,636	(130,889)	32,065
Inventories	831,178	(580,021)	(79,831)
Prepaid expenses and other current assets	110,534	(23,532)	57,916
Accounts payable	(157,496)	25,884	98,705
Customer advances	—	—	(725,336)
Deferred revenue	—	(594,290)	594,290
Accrued interest on notes payable to stockholders	751	—	—
Accrued expenses	89,086	(34,181)	(48,591)

Net cash used in operating activities	(766,823)	(2,147,199)	(1,399,705)
INVESTING ACTIVITIES
Proceeds from sale of property and equipment	100,180	—	—
Refund (purchases) of property and equipment	11,538	(110,137)	(824,270)
Other assets	(2,518)	(22,704)	(20,171)

Net cash provided from (used by) investing activities	109,200	(132,841)	(844,441)
FINANCING ACTIVITIES
Proceeds from short term borrowings from officer	53,902	—	—
Repayment of short term borrowings from officer	(30,000)	—	—
Payments on notes payable to stockholders	(281,250)	—	—
Issuance of common shares, net	—	342,398	—
Proceeds from notes payable to stockholders, net	—	352,595	—
Payments on capital lease obligation	(74,300)	(43,579)	(38,954)

Net cash (used in) provided by financing activities	(331,648)	651,414	(38,954)

Increase (decrease) in cash and cash equivalents	(989,271)	(1,628,626	(2,283,100)
Cash and cash equivalents at beginning of period	1,059,275	2,687,901	4,971,001

Cash and cash equivalents at end of period	$70,004	$1,059,275	$2,687,901

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$46,681	$42,306	$78,311

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock upon conversion of promissory notes	$—	$618,750	$—

Issuance of warrants in connection with private placement	$—	$175,385	$—

Issuance of common stock options for services rendered	$36,000	$13,400	$36,000

Equipment acquired under capital lease	$20,152	$—	$—

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

2. Summary of Significant Accounting Policies

Going Concern

Since inception, and through September 30, 2005, the Company has incurred losses of approximately $7,849,000. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business.

The Company has made the decision to exit its current business and attempt to sell the Dickie Walker brand to a company with greater resources to carry the brand forward. In addition, with the termination of the Intelligent Energy transaction (see Note 9 – Proposed Acquisition), the Company has resumed its efforts to find another company that is seeking to become a public company through a ‘reverse merger’ transaction. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Advertising Expenses

Advertising costs are included in selling, general and administrative expenses and are expensed as incurred. Advertising expenses for the years ended September 30, 2005, 2004 and 2003 totaled approximately $140,400, $59,900, and $91,600, respectively.

Shipping and Handling Expenses

Shipping and handling expenses are included in selling, general and administrative expenses. Shipping and handling expenses for the years ended September 30, 2005, 2004 and 2003 totaled approximately $48,300 $67,700, and $68,000, respectively.

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of accounts receivable. The Company performs credit evaluations of new customers and does not require collateral. Accounts receivable are generally due in 30 days. For the years ended September 30, 2005, 2004 and 2003, sales to West Marine Products, Inc. (“West Marine”) accounted for approximately 1%, 68% and 82%, respectively, of net sales, 15% of accounts receivable at September 30, 2004, and less than 2% of accounts receivable at September 30, 2005 and 2003.

The Company currently purchases the majority of its components from a few suppliers. Although there are a limited number of manufacturers for such components, management believes that other suppliers could provide merchandise on similar terms if needed without adversely impacting operating results.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market.

In January 2003, the Company amended its Strategic Alliance Agreement with West Marine to transfer title of inventory for which West Marine made advance payments to the Company. Prior to January 2003, title passed upon the payment to and shipment of inventory by the Company to West Marine retail stores. The amendment transfers title, but not risk of loss, upon payment for the inventory by West Marine. In addition, the Company entered into a three-way agreement with West Marine and a bank wherein the bank is granted a first priority perfected security interest in the West Marine inventory subject to the Company’s claim for unpaid charges. The Company continued to defer recognition of revenue until risk of loss had passed to West Marine upon shipment to a West Marine retail store or warehouse. Therefore, advance payments less related cost of sales were classified as deferred revenue at September 30, 2003. At September 30, 2004, the Company had no deferred revenue or West Marine inventory.

Property and Equipment

Property and equipment is stated at cost and depreciated over estimated useful lives of two to five years using the straight-line method. Leasehold improvements are amortized using the straight-line method over the shorter of the term of the lease or the estimated useful life of the improvement. Expenditures for maintenance and repairs are charged to expense as incurred.

Intangible Assets

Intangible assets, consisting primarily of license and trademark costs, were being amortized on the straight-line method over ten years and are included in other assets. In light of the Company’s decision to exit its current business and attempt to sell the Dickie Walker brand to a company with greater resources to carry the brand forward, the balance was fully amortized in the year ended September 30, 2005. Accumulated amortization at September 30, 2005 and 2004 totaled $58,348 and $11,594, respectively.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. While the Company’s current and historical cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and, accordingly, the Company has not recognized any impairment losses through September 30, 2005.

Deferred Financing Costs

Costs incurred to obtain the financing in the 2001 Private Placement were capitalized and were amortized to interest expense using the straight-line method over the life of the related debt. The costs of $34,314 were fully amortized as of September 30, 2005, and accumulated amortization at September 30, 2004 totaled $30,025.

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

Net Loss per Share

The Company calculates basic loss per share by dividing net loss by the weighted-average common shares outstanding during the period. Diluted loss per share reflects the potential dilution to basic loss per share that could occur upon the conversion or exercise of dilutive securities, options, warrants or other similar items, to common shares using the treasury stock method based upon the weighted-average fair value of the Company’s common shares during the period. As the Company has incurred losses for the years ended September 30, 2005, 2004 and 2003, the Company has excluded the effects of the common shares issuable upon the exercise of warrants, the conversion of the notes to stockholders, and the exercise of stock options since their effect is anti-dilutive.

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

Pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the dates of grant using the Black-Scholes option pricing model using the following assumptions:

	Years Ended September 30,
	2005	2004	2003
Risk-free interest rate	4%	3%	3% - 5%
Expected life of options	5 years	5 years	5 years
Expected stock volatility	1.472	0.917	1.085
Expected dividend rate	0%	0%	0%

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock-based compensation.

	Years Ended September 30,
	2005	2004	2003
Net loss, as reported	$(2,443,511)	$(1,272,919)	$(1,688,519)
Employee stock-based compensation determined under the fair value method	(331,520)	(120,015)	(182,923)

Pro forma net loss	$(2,775,031)	$(1,392,934)	$(1,871,442)

Basic and diluted net loss per share:
As reported	$(0.57)	$(0.33)	$(0.46)
Pro forma	$(0.65)	$(0.36)	$(0.51)

Non-Employee Stock-Based Compensation

Stock-based awards issued to non-employees are accounted for using a fair value method and are remeasured to fair value at each period end until the earlier of the date that a commitment for performance by the counterparty to earn the award is reached or the service is complete.

Fair Value of Financial Instruments

Financial instruments, including cash and cash equivalents, accounts payable and accrued expenses, are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments. None of the Company’s debt instruments that are outstanding at September 30, 2005, have readily ascertainable market values; however, the carrying values are considered to approximate their fair values. Interest on the notes payable to stockholders issued in connection with the 2001 Private Placement and the 2004 Private Placement (Note 4) was based on borrowing rates below rates available to the Company at that time. In order to reflect the carrying amount for these borrowings at estimated fair value in accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants and APB No. 11, Interest on Receivables and Payable, management allocated a portion of the proceeds associated with the 2001 Notes to equity and recorded a corresponding debt discount on the notes totaling $317,017. As of September 30, 2001, the entire $317,017 had been amortized into interest expense. In addition, with respect to the 2004 Notes, management allocated the cost of the 2004 Warrants to equity and recorded a corresponding debt discount. When combined with 50% of the offering and Placement Warrant costs, a total of $217,423 of debt discount was recorded that will be amortized over the term of the 2004 Notes. At September 30, 2005 and 2004, $79,940 and $6,015, respectively, had been amortized into interest expense.

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

3. Balance Sheet Details

Certain components of balance sheet accounts are as follows:

	September 30, 2005	September 30, 2004
Accounts receivable:
Accounts receivable	$112,973	$295,609
Less allowance for doubtful accounts and sales returns	(55,000)	(30,000)

	$57,973	$265,609

Inventories:
Raw materials	$61,214	$61,035
Work in process	1,397	20,763
Finished goods	583,367	1,395,358

	645,978	1,477,156
Less inventory reserves	(450,000)	(235,000)

	$195,978	$1,242,156

Property and equipment:
Machinery and equipment	$209,800	$418,135
Furniture and fixtures	204,081	218,992
Leasehold improvements	686,694	686,694
Capitalized software	365,930	363,815

	1,466,505	1,687,636
Less accumulated depreciation and amortization	(937,490)	(854,040)

	$529,015	$833,596

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

In connection with the 2001 Private Placement, the Company issued a warrant (“2001 Warrant”) to purchase 8,438 shares of the Company’s common stock at $2.40 per share. The warrant was valued at approximately $6,075, which is included in deferred financing and equity issuance costs. The fair value of the warrant was estimated at the date of grant using the Black-Scholes valuation model with the following assumptions; expected volatility of .50; risk free interest rate of 4.0%; an expected warrant life of two years; and no annual dividends. The warrant is exercisable immediately and expires on April 10, 2005. Through September 30, 2005, no shares had been issued under the warrant.

In the year ended September 30 2002, the Company completed its initial public offering. Including the underwriters’ exercise in full of their over-allotment option, the Company issued 1,380,000 shares of its common stock at a price of $5.00 per share. The Company received approximately $5,287,000 in proceeds, net of underwriting discounts, commissions and offering expenses.

In connection with the initial public offering, the Company issued warrants (“Offering Warrants”) to purchase 120,000 shares of the Company’s common stock to the lead underwriter. The Offering Warrants are exercisable for a period of four years, commencing on May 15, 2003, at an exercise price of $7.50 per share subject to certain adjustments. The Offering Warrants contain anti-dilution provisions in the event of any recapitalization, split-up of shares or certain stock dividends. Through September 30, 2005, no shares had been issued under the Offering Warrants.

During July and August 2004, the Company closed a private placement (“2004 Private Placement”) of 33 units, each unit consisting of 9,375 shares of the Company’s common stock, a $12,500 subordinated promissory note payable on June 30, 2007, with a stated interest rate of 8% per annum (“2004 Note”), and 5,000 warrants (“2004 Warrants”). Interest on the 2004 Note is payable semi-annually in December and June of each year. The 2004 Warrants are exercisable for a period of thirty months, commencing immediately, at an exercise price of $2.10 per share subject to certain adjustments. The warrants contain anti-dilution provisions in the event of any recapitalization, split-up of shares or certain stock dividends. The 2004 Warrants were valued at approximately $139,700, all of which was recorded as debt discount. The fair value of the 2004 Warrants were estimated at the date of grant using the Black-Scholes valuation model with the following assumptions; expected volatility of 0.92; risk free interest rate of 3.0%; an expected warrant life of 30 months; and 0% dividend yield. Through September 30, 2005, no shares had been issued under the warrants. The Company received approximately $737,000 in proceeds, net of underwriting discounts, commissions and offering expenses.

In connection with the 2004 Private Placement, the Company issued warrants (“Placement Warrants”) to purchase 46,406 shares of the Company’s common stock to the placement agent and brokers who sold a minimum of $50,000 in the offering. The Placement Warrants are exercisable for a period of thirty months, commencing immediately, at an exercise price of $1.60 per share subject to certain adjustments. The Placement Warrants contain anti-dilution provisions in the event of any recapitalization, split-up of shares or certain stock dividends. The Placement Warrants were valued at approximately $35,733, of which 50% is included as equity issuance costs and 50% as deferred financing costs. The fair value of the Placement Warrants were estimated at the date of grant using the Black-Scholes valuation model with the following assumptions; expected volatility of 0.92; risk free interest rate of 3.0%; an expected warrant life of 30 months; and 0% dividend yield.. Through September 30, 2005, no shares had been issued under the warrants.

As a result of the 2004 Private Placement, a total of $217,423 of deferred financing costs was recorded that will be amortized over the term of the 2004 Notes. As of September 30, 2005 and 2004 $79,940 and $6,015, respectively, had been amortized into interest expense.

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

A summary of stock option activity is as follows:

	Number of shares	Weighted average exercise price
Balance at September 30, 2003	331,500	$3.71
Granted	256,000	1.83
Cancelled	(149,500)	4.27

Balance at September 30, 2004	438,000	2.40
Granted	268,000	1.20
Cancelled	(279,000)	1.84

Balance at September 30, 2005	427,000	$2.01

The weighted average fair value of options granted during the years ended September 30, 2005 and 2004, was $1.09 and $1.34, respectively. At September 30, 2005, 346,239 options were vested. Options granted during the year ended September 30, 2005 and 2004 were at a price of $1.20 per share and prices ranging from $1.43 to $2.50 per share, respectively. The remaining average contractual life of outstanding options outstanding at September 30, 2005, is 8.7 years.

Shares Reserved for Future Issuance

Shares reserved for future issuance are as follows:

	September 30, 2005	September 30, 2004
Conversion of warrants	331,406	339,844
Conversion of principal portion of Notes Payable to Stockholders	78,125	78,125
Shares authorized for issuance under the Equity Incentive Plan	323,000	312,000
Stock options issued and outstanding	427,000	438,000

	1,159,531	1,167,969

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

Total rent expense for these facilities for the years ended September 30, 2005, 2004, and 2003 was $156,207, $156,252, and $153,765, respectively.

Included in property and equipment at September 30, 2004 is equipment totaling $206,671 recorded under a capital lease and accumulated depreciation $148,114. Amortization expense associated with this asset is included in depreciation expense. The Company’s Chairman and Chief Executive Officer personally guaranteed this lease. In March 2005, the Company’s Chairman and Chief Executive Officer loaned the Company approximately $54,000 at an interest rate of 8% per annum. The Company used the funds to pay off the remaining lease balance due on its embroidery machines in order to resell the machines.

Future minimum lease payments required under capital and operating leases with noncancelable terms in excess of one year at September 30, 2005 are as follows:

Year ended September 30:	Capital	Operating
2006	$4,685	$142,071
2007	4,685	145,338
2008	4,685	125,713
2009	4,685	96,448
2010	—	98,666
Thereafter	—	195,407

	18,740	$803,643

Less amount representing interest	2,144

Present value of net minimum lease payments	16,596
Less current portion	3,779

Noncurrent portion	$12,817

6. Income Taxes

Significant components of the Company’s net deferred tax assets are as follows.

	September 30,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$2,646,000	$1,842,000
Other, net	289,000	182,000

Total deferred tax assets	2,935,000	2,024,000

Valuation allowance for net deferred tax assets	(2,935,000)	(2,024,000)

Net deferred tax assets	$–	$–

A valuation allowance of $2,935,000 and $2,024,000 at September 30, 2005 and 2004, respectively, has been established to offset the net deferred tax asset, as realization of such assets is uncertain. At September 30, 2005, the Company had federal and California net operating loss carryforwards of approximately $6,495,000 and $6,482,000, respectively that will begin to expire in 2021 and 2011, respectively, unless previously utilized. The Company’s effective tax rate benefit approximates the federal and California statutory rates as there are no material permanent differences. The tax benefit is offset by an increase in the valuation allowance.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, use of these net operating loss carryforwards may be limited due to cumulative changes in the Company’s ownership of more than 50%.

7. Related Party Transactions

In exchange for the use for promotional purposes of the Dickie Walker, a 52-year-old wooden hulled vessel owned by Company’s Chairman and Chief Executive Officer, the Company reimburses certain costs, including crew, fuel and maintenance. For the years ended September 30, 2005, 2004, and 2003, the Company paid approximately $48,000, $45,000 and $36,000, respectively, in connection with this arrangement.

In March 2005, the Company’s Chairman and Chief Executive Officer and principal shareholder loaned the Company approximately $53,902 at an interest rate of 8% per annum. The Company used the funds to pay off the remaining lease balance due on its embroidery machines in order to resell the machines. The Company repaid $30,000 of the loan in August 2005 and the balance of $23,902 in November 2005.

8. Quarterly Financial Information (Unaudited)

The following tables set forth summary quarterly financial information for years ended September 30, 2005 and 2004:

	Quarter Ended
	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004
Net sales	$192,581	$393,701	$747,703	$368,988
Gross loss	(186,000)	(53,175)	(26,567)	(47,575)
Net loss	(850,786)	(425,043)	(475,471)	(692,211)
Net loss per common share
Basic and diluted	$(0.20)	$(0.10)	$(0.11)	$(0.16)
Weighted average shares	4,301,806	4,301,806	4,301,806	4,301,806

	Quarter Ended
	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003
Net sales	$538,858	$1,575,119	$1,657,546	$693,431
Gross (loss) profit	(72,626)	544,157	619,229	42,298
Net (loss) income	(698,932)	2,279	44,113	(620,379)
Net (loss) income per common share
Basic and diluted	$(0.17)	$0.00	$0.01	$(0.17)
Weighted average shares	4,174,021	3,967,095	3,680,618	3,680,000

9. Subsequent Event – Proposed Acquisition

On February 3, 2005, the Company announced it had reached agreement with the board of directors of Intelligent Energy Holdings Plc (“Intelligent Energy”), a London-based energy solutions group focused on the commercialization of fuel cell technologies, on the terms of a proposed recommended offer for the entire issued share capital of Intelligent Energy, subject to satisfaction of applicable regulatory requirements, stockholder approvals, and other conditions and pre-conditions to the offer. The Company filed a Registration Statement on Form S-4, filed with the SEC on May 10, 2005.

On October 14, 2005, the Company and Intelligent Energy announced that the companies had executed a Mutual Release Agreement (the “Release Agreement”) terminating and releasing all obligations or potential claims arising from their Acquisition Agreement dated February 3, 2005 (the “Acquisition Agreement”). . In addition, pursuant to the Release Agreement, Dickie Walker withdrew its pending registration statement on Form S-4 containing the joint proxy statement/prospectus pertaining to the proposed offer concurrent with the announcement of the executed Release Agreement. As a result of unforeseen difficulties and delays and uncertain support for the transaction from Intelligent Energy’s shareholders, Dickie Walker and Intelligent Energy agreed to terminate the Acquisition Agreement. Pursuant to the Release Agreement, Intelligent Energy made a cash payment of $500,000 to Dickie Walker on November 1, 2005.

10. Subsequent Event – Notes Payable

On December 13, 2005 the Company filed a Form 8-K stating that it had agreed to convert shareholder notes payable with an aggregate balance of $247,500 into common stock at a price of $0.16 per share which will result in the issuance of 1,546,872 shares, and to accelerate the payment the remaining $165,000 of the principal balance of those notes from June 30, 2007 to December 31, 2005. The offer to convert shareholder notes payable was made to all noteholders holding an aggregate of $412,500 in notes which were originally issued by the Company in a private offering of its securities in 2004. In addition, the exercise price for the warrants to purchase 165,000 shares of common stock issued in that private offering was reduced from $2.10 per share to $0.50 per share.