Form 10KSB/A
period 2005-09-30
DICKIE WALKER MARINE INC
filed 2006-01-24
CIK 1138724

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

Issuer’s revenues for the fiscal year ended September 30, 2005 were $1,705,973.

At December 30, 2005, 5,848,678 common shares (issuer’s only class of voting stock) were outstanding. The aggregate market value of the 4,367,448 common shares of the registrant held by nonaffiliates on that date (based upon the bid price on the Pink Sheets) was $349,396.

The following items of Dickie Walker Marine, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005 are hereby amended. Each item is set forth in its entirety, as amended.

PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act

The following individuals were directors and executive officers as of December 31, 2005.

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

Raymond W. Grimm, Jr., Director

Age: 60

Raymond W. Grimm, Jr. was elected as a director in December 2005. Mr. Grimm is the chairman and chief executive officer of FemOne, Inc., a nutritional and weight loss products and cosmetics company, and has served in that capacity since the company’s inception in 2002. Mr. Grimm is also a founder and the chief executive officer of Biopro Technology, Inc., a nutritional and wellness products company, and has served in that capacity since the inception of the company in 2004. Mr. Grimm co-founded and was the President of Bodywise International, Inc., a nutritional supplements company, from it inception in 1989 until 2002.

TODD W. SCHMIDT, Chief Financial Officer

Age 62

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

Audit Committee Financial Expert

The Board has an audit committee consisting of Messrs. Robinson and Grimm. The Board of Directors has determined that each of the members of the Audit Committee is independent as defined by the listing standards of the NASD, Section 301 of the Sarbanes-Oxley Act of 2002, and Rule 10A-3 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). The Board of Directors also has determined that each of the members of the Audit Committee is able to read and understand financial statements, and that Mr. Grimm, who is the Chairman, has financial management experience and is an audit committee financial expert, as defined by the rules of the Securities and Exchange Commission (the “SEC”). In reaching such determinations, the Board of Directors considered the financial, accounting, business and occupational experience of each Audit Committee member.

Section 16(a) Beneficial Ownership reporting Compliance

Section 16(a) of the Securities Act of 1934 requires our directors and executive officers and persons who beneficially own more than 10% of the company’s stock to file reports of ownership and subsequent changes with the Securities and Exchange Commission. Based only on a review of copies of such reports and written representations delivered to the Company by such persons, the Company believes that Mr. Grimm filed one late report comprised of a Form 3.

Code of Ethics

Pursuant to Section 406 of the Sarbanes-Oxley Act of 2002, we have adopted a code of ethics that applies to all employees and directors of the company. A copy of the code of ethics can be obtained without charge by written request to Investor Relations, Dickie Walker Marine, Inc., 1405 South Coast Highway, Oceanside, California, 92054.

Item 10. Executive Compensation

The following table sets forth the compensation paid by us to our Chief Executive Officer and other executive officers for the years ended September 30, 2005, 2004 and 2003.

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation				Long-Term Compensation
		Salary ($)	Bonus ($)	Other Annual Compen- sation ($) Other		Awards Securities Underlying Options (#)(1)
Gerald W. Montiel	2005	$88,000	$—	$—
Chief Executive Officer,	2004	$91,000	$—	$—
Current President,	2003	$100,000	$—	$—
Chief Marketing Officer

Julia B. Knudsen(7)	2005	$—	$—	$—
Former President,	2004	$60,667	$—	$700	(2)
Chief Operating Officer, Chief Financial Officer	2003	$103,000	$—	$4,200	(2)

Sandra L. Evans(8)	2005	$—	$—	$—
Former Vice President of	2004	$53,333	$—	$1,750	(2)
Distribution, Former Secretary	2003	$79,475	$2,000	$4,200	(2))	10,000

Eric M. Montiel(3)	2005	$71,105	$—	$11,998	(5)	45,000
Former Vice President-Sales,	2004	$93,333	$—	$4,200	(2)	35,000
Former Secretary	2003	$78,473	$—	$16,709	(6)	35,000

Todd W. Schmidt(4)	2005	$95,833	$—	$4,200	(2)	60,000
Current Chief Financial Officer	2004	$97,667	$—	$4,200	(2)	35,000
	2003	$15,700	$—	$67,367	(4)	35,000

(1)	All awards reported under this column were stock options issued under the 2002 Equity Incentive Plan.

(2)	Amounts paid for car allowance.
(3)	Mr. Montiel became Vice President of Sales in December 2002 and resigned on July 31, 2005. Stock options totaling 70,000 shares expired upon Mr. Montiel’s resignation.
(4)	Mr. Schmidt became Chief Financial Officer in July 2003. Prior to that time he was a financial consultant to the Company. Includes $700 for car allowance and $66,667 for consulting services in 2003.
(5)	Represents $8,398 reimbursement for relocation expense and $3,600 paid for car allowance.
(6)	Represents $13,209 reimbursement for relocation expense and $3,500 paid for car allowance.
(7)	Ms. Knudsen resigned from the Company effective November 14, 2003. Ms. Knudsen’s stock options expired upon her resignation.
(8)	Ms. Evans resigned from the Company effective February 29, 2004. Ms.Evans’ stock options expired upon her resignation.

Option Grants in Fiscal 2005

The following table sets forth information concerning stock option grants during fiscal 2005 to our named executive officers. All options granted in fiscal 2005 were issued under the 2002 Equity Incentive Plan. In general, the options vest and become exercisable over a four-year period, with 25% vesting on after one year and the remainder vesting monthly in equal increments over the following three years. Options granted in fiscal year 2005 vested immediately. The options have a term of ten years, subject to earlier termination under certain circumstances related to termination of employment.

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

Option Grants in Fiscal 2005 Table

	Individual Grants
Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year (2)	Exercise Price ($/Share)	Expiration Date
Eric M. Montiel(1)	45,000	23.3%	$1.20	04/26/2015
Todd W. Schmidt(1)	60,000	31.1%	$1.20	04/26/2015

(1)	Options granted in fiscal 2005 vest immediately.
(2)	In fiscal 2005, all employees as a group received stock options amounting to a total of 193,000 shares.

Option Exercises and Holdings

The following table sets forth certain information with respect to the number and value of unexercised stock options held by our named executive officers as of September 30, 2005. No stock options or stock appreciation rights were exercised by the officers during fiscal 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at September 30, 2005		Value of Unexercised in-the-Money Options at September 30, 2005(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Todd W. Schmidt	—	N/A	111,771	18,229	—	—

(1)	Value is based on the difference between the option exercise price and the fair market value at September 30, 2005 ($0.19 per share, determined on the basis of the closing selling price per share of common stock as reported in the Pink Sheets), multiplied by the number of shares underlying the option.

Compensation of Directors

While we do not pay cash compensation to our directors, they are reimbursed for expenses they incur in attending meetings of the Board or Committees of the Board. In April 2005, Mr. Robinson was granted an option to purchase 35,000 shares at $1.20 per share and Mr. Lefkovits, a former director was granted an option to purchase 15,000 shares at $1.20 per share. These options vested immediately.

Employment Agreement

Under an employment agreement dated February 1, 2002, and renewed for one year as of February 1, 2005, Gerald W. Montiel serves as our Chairman of the Board, Chief Executive Officer and Chief Marketing Officer. Under the agreement, Mr. Montiel earns a minimum base salary of $100,000 per year, beginning October 1, 2002. He may be awarded bonuses at the discretion of the Board of Directors. He is entitled to the employee benefits we offer to all of our employees. If Mr. Montiel’s employment is terminated for any reason other than (i) by Mr. Montiel’s voluntary resignation, (ii) by his death, disability or normal retirement or (iii) by us for cause, Mr. Montiel will be entitled to severance compensation equal to one year’s salary. During the term of this agreement Mr. Montiel agreed to protect our confidential information, to refrain from competing with us, and to assign to us all rights in intellectual property developed by him during the term of his employment.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of September 30, 2005 relating to the beneficial ownership of common stock by (i) each stockholder known to own beneficially more than five percent of the outstanding shares of our common stock, (ii) each director, (iii) each named executive officer, and (iv) all our current executive officers and directors as a group. This table is based upon information supplied by our directors and our named executive officers, principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission, (“SEC”). Unless otherwise indicated, the individual stockholders named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Applicable ownership is based on 4,301,806 shares of common stock outstanding on September 30, 2005, and calculated pursuant to SEC Rule 13d-3(d)(1), which includes the number of shares acquirable within 60 days.

Name and Address of Beneficial Owner	Owned at September 30, 2005		Percent of Class
Gerald W. Montiel 1405 South Coast Highway Oceanside, CA 92054	1,264,000	(1)	29.4%

Norman Lefkovits, Jr. 41700 Pacific Coast Highway Malibu, CA 90265	235,625	(2)	5.4%

Raymond W. Grimm, Jr. P. O. Box 8501 Rancho Santa Fe, CA 92067	12,500	(3)	0.3%

W. Brent Robinson 3734 Promontory Street San Diego, CA 92109	64,104	(4)	1.5%

Todd W. Schmidt 1405 South Coast Highway Oceanside, CA 92054	119,791	(5)	2.7%

All executive officers and directors as a group (four persons)	1,460,395		32.67%

(1)	Includes 1,256,000 shares held by Montiel Family, LLC. Gerald W. Montiel is the Managing Partner of Montiel Family, LLC and claims beneficial ownership of these shares.
(2)	Includes 33,125 shares issuable upon exercise of stock options.
(3)	Includes 12,500 shares held by the Grimm Family Trust. Mr. Grimm is a trustee of the Grimm Family Trust.
(4)	Includes 61,874 shares issuable upon exercise of stock options.
(5)	Includes 119,791 shares issuable upon exercise of stock options.

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

Termination of employment

If a participant leaves our employment, other than because of retirement, death or disability, the participant will forfeit any stock options or stock appreciation rights that are not yet vested, and any restricted stock for which the restrictions are still applicable, unless the participant remains as a non-employee director, advisor or independent contractor. Options granted in fiscal year 2005 are not subject to forfeiture if a participant leaves our employment.

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

Reimbursement Agreement

Mr. Montiel also has agreed to make the vessel available to us for corporate events, photo shoots and promotions pursuant to an agreement between Mr. Montiel, dated February 1, 2002 and us. Under the agreement we reimburse Mr. Montiel for expenses incurred in connection with our use of the vessel, including cost of crew, fuel, docking fees and maintenance. We are entitled to use the vessel a minimum of 60 days per year. The agreement has a 99-year term but may be terminated by us on 30 days’ notice. This agreement was approved by a majority of our disinterested directors. For the years ended September 30, 2005, 2004 and 2003, the Company paid approximately $48,000, $45,000 and $36,000, respectively, in connection with this arrangement.

Loan from Gerald W. Montiel

On March 2, 2005, Mr. Montiel loaned us a total of $53,902.07, the proceeds of which were used to pay off leases on embroidery machines. The note is payable on demand and accrues interest at 8.0% per annum. This loan was repaid on November 2, 2005.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by Mendoza Berger & Company LLP for the audit of our annual financial statements for fiscal 2005 was $26,030. Ernst & Young LLP, our prior principal accountants resigned on September 14, 2005. The aggregate fees billed for professional services rendered by Ernst & Young LLP for the audit of our annual financial statements for fiscal 2004 and the review of our financial statements included in our Forms 10-QSB for fiscal 2005 and fiscal 2004 were $25,801 and $71,778, respectively.

Audit Related Fees

Audit related fees include billings for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements, and are not reported as Audit Fees. The aggregate fees billed for audit related services during fiscal 2005 and fiscal 2004 were $5,372 and $3,000, respectively. These services consisted of assistance and consultation by Ernst & Young in responding to a questions arising from a review by the Securities and Exchange Commission of the Company’s periodic filings in fiscal 2005 and assistance and consultation in the preparation and filing of Form S-8 in fiscal 2004.

Tax Fees

The aggregate fees billed for tax services, including tax planning and preparation during fiscal 2005 and fiscal 2004 were $0 and $0, respectively.

All Other Fees

In fiscal 2005, Ernst & Young LLP billed the Company $4,500 for work performed in review of the Company’s Form S-4 and $2,400 for work performed in the review of the Company’s Form 8-K reporting the resignation of Ernst & Young as the Company’s principal accountants. The Company did not engage Ernst & Young LLP on any other matters not otherwise included in the above categories in fiscal 2004.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, in Oceanside, State of California, on January 24, 2006.

DICKIE WALKER MARINE, INC.

By	/s/ Gerald W. Montiel
Gerald W. Montiel, President