Form 10QSB
period 2005-12-31
DICKIE WALKER MARINE INC
filed 2006-02-09
CIK 1138724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended December 31, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock as of December 31, 2005, was 5,848,678.

DICKIE WALKER MARINE, INC.

PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements

Dickie Walker Marine, Inc.

Balance Sheets

	December 31, 2005	September 30, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$226,681	$70,004
Accounts receivable, net	12,327	57,973
Inventories, net	57,537	195,978
Prepaid expenses and other current assets	44,837	71,014

Total current assets	341,382	394,969
Property and equipment, net	492,423	529,015
Other assets	36,033	36,033

Total Assets	$869,838	$960,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$58,029	$142,304
Accrued expenses	161,968	149,100
Accrued interest on notes payable to stockholders	—	8,318
Current portion of capital lease obligation	3,837	3,779
Note payable to officer	—	23,902

Total current liabilities	223,834	327,403
Notes payable to stockholders, net of debt discount	—	281,032
Capital lease obligation, less current portion	11,836	12,817
Commitments and contingencies
Stockholders’ Equity:
Preferred stock - $.001 par value, 2,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock - $.001 par value, 50,000,000 shares authorized: 5,848,678 and 4,301,806 shares issued and outstanding at December 31, 2005 and September 30, 2005, respectively	5,848	4,301
Warrant	181,460	181,460
Additional paid-in capital	8,248,285	8,002,332
Accumulated deficit	(7,801,425)	(7,849,328)

Total stockholders’ equity	634,168	338,765

Total Liabilities and Stockholders’ Equity	$869,838	$960,017

See accompanying notes.

Dickie Walker Marine, Inc.

Statements of Operations

(Unaudited)

	Three months ended December 31,
	2005	2004
Net sales	$175,932	$368,988
Cost of sales	191,429	416,563

Gross loss	(15,497)	(47,575)
Selling, general and administrative expenses	296,506	610,730

Loss from operations	(312,003)	(658,305)
Other income (expense):
Interest expense	(140,217)	(34,168)
Interest income	1,673	1,062
Gain on sale of property and equipment	150	—
Other income (expense)-net	498,300	(800)

Total other income (expense)	359,906	(33,906)

Net income (loss)	$47,903	$(692,211)

Net income (loss) per share: Basic and diluted	$0.01	$(0.16)

Weighted average shares outstanding:
Basic and diluted	4,382,247	4,301,806

See accompanying notes.

Dickie Walker Marine, Inc.

Statements of Cash Flows

(Unaudited)

	Three months ended December 31,
	2005	2004
Operating Activities:
Net income(loss)	$47,903	$(692,211)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	35,592	63,979
Inventory reserves	(100,000)	—
Allowance for doubtful accounts	—	25,000
Gain on sale of property and equipment	(150)	—
Amortization of deferred financing costs	131,468	20,264
Changes in operating assets and liabilities:
Accounts receivable	45,646	2,691
Inventories	238,441	74,421
Prepaid expenses and other current assets	26,177	(17,937)
Accounts payable	(84,275)	(158,074)
Accrued expenses	12,868	19,064
Accrued interest on notes payable to stockholders	(8,318)	11,888

Net cash provided by (used in) operating activities	345,352	(650,915)

Investing Activities:
Proceeds from sale of property and equipment	1,150	—
Purchases / refund of property and equipment	—	13,600
Other assets	—	(1,480)

Net cash provided by investing activities	1,150	12,120

Financing Activities:
Repayment of loan from officer	(23,902)	—
Payments on notes payable	(165,000)	—
Payments on capital lease obligation	(923)	(12,259)

Net cash used in financing activities	(189,825)	(12,259)

Increase(decrease) in cash and cash equivalents	156,677	(651,054)
Cash and cash equivalents at beginning of period	70,004	1,059,275

Cash and cash equivalents at end of period	$226,681	$408,221

Supplemental disclosure of cash flow information:
Interest paid	$17,067	$2,016

Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes payable to common stock	$247,500	$—

Equipment loan	$—	$20,152

See accompanying notes.

Dickie Walker Marine, Inc.

Notes to Financial Statements – Unaudited

1.	The Company – Dickie Walker Marine, Inc. (the “Company”) was originally incorporated in California in October 2000 under the name Montiel Marketing Group, Inc. The Company changed its name in February 2001 to Dickie Walker Marine, Inc. and reincorporated in the State of Delaware in February 2002. The Company designs, markets and distributes nautically inspired apparel, accessories and decorative items and operates in two segments – wholesale and retail.

2.	Basis of Presentation – The accompanying financial statements of Dickie Walker are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations for the year ended September 30, 2005 contained in the Company’s Form 10-KSB. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and the accompanying notes and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Certain prior period amounts have been reclassified to conform to the current period presentation, with no effect on the Company’s financial position, cash flows or net income (loss).

3.	Going Concern – Since inception, and through December 31, 2005, the Company has incurred losses of approximately $7,801,000. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of business.

The Company has made the decision to exit its current business and attempt to sell the Dickie Walker brand to a company with greater resources to carry the brand forward. In addition, with the termination of the Intelligent Energy transaction (see Note

11 – Other Income), the Company has resumed its efforts to find another company that is seeking to become a public company through a ‘reverse merger’ transaction. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

4.	Recent Accounting Pronouncements – On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of income based on their fair values. Pro forma disclosure is no longer an alternative. The Company expects to adopt Statement 123(R) on January 1, 2006.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on its statements of income, although it will have no impact on its overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 5 to the financial statements.

5.	Employee Stock-Based Compensation – SFAS No. 123, Accounting for Stock-Based Compensation establishes the use of the fair value method of accounting for employee stock-based compensation arrangements, under which expense is recognized over the vesting period and is determined based on the fair value of all stock-based awards on the date of grant. SFAS No. 123 also allows companies to apply the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and provide pro forma net income and pro forma income per share disclosures for employee stock option grants. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the dates of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended December 31,
	2005	2004
Risk-free interest rate	4%	3%
Expected life of options	5 years	5 years
Expected stock volatility	1.437	0.917
Expected dividend rate	0%	0%

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock-based compensation.

	Three Months Ended December 31,
	2005	2004
Net income (loss), as reported	$47,903	$(692,211)
Employee stock-based compensation determined under the fair value method	(18,480)	(38,271)

Pro forma net income (loss)	$29,423	$(730,482)

Basic and diluted net income (loss) per share:
As reported	$0.01	$(0.16)
Pro forma	$0.01	$(0.17)

6.	Net Loss per Share – Basic and diluted net loss per share is computed using the weighted average number of shares outstanding during the periods in accordance with SFAS No. 128, Earnings per Share. Because the Company has incurred a net loss or is at or near breakeven for all periods presented in the Statements of Operations, stock options are not included in the computation of diluted net loss per share because their effect is anti-dilutive. The total number of shares excluded for the calculation of diluted net loss per share was 322,000 for the three months ended December 31, 2005, and 379,500 for the three months ended December 31, 2004.

6.	Revenue Recognition – Revenue is recognized when title and risk of loss transfers to the customer. Generally, the Company’s shipping terms are FOB shipping point. Provisions are made for estimated product returns and sales allowances.

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

8.	Inventories – Inventories consist of the following:

	December 31, 2005	September 30, 2005
Raw materials	$—	$—
Work-in-process	—	1,397
Finished goods	57,537	194,581

Total	$57,537	$195,978

Inventories are carried at the lower of cost (first-in, first-out) or market.

9.	Comprehensive Income – SFAS No. 130, Reporting Comprehensive Income established standards for reporting and display of comprehensive income and its components. Net income (loss) was the same as comprehensive income (loss) for the periods presented.

10.	Note Conversion and Payoff – In December 2005, the Company converted shareholder notes payable (originally issued in a private offering in 2004) with an aggregate balance of $247,500 into common stock at a price of $0.16 per share, resulting in the issuance of 1,546,872 shares. The Company also accelerated the payment the remaining $165,000 of the principal balance of those notes from June 30, 2007 to December 31, 2005. In addition, the exercise price for the warrants to purchase 165,000 shares of common stock issued in that private offering was reduced from $2.10 per share to $0.50 per share.

11.	Other Income – On February 3, 2005, the Company announced it had reached agreement (the “Acquisition Agreement”) with the board of directors of Intelligent Energy Holdings Plc (“Intelligent Energy”), a London-based energy solutions group focused on the commercialization of fuel cell technologies, on the terms of a proposed recommended offer for the entire issued share capital of Intelligent Energy, subject to satisfaction of applicable regulatory requirements, stockholder approvals, and other conditions and pre-conditions to the offer. The Company filed a Registration Statement on Form S-4, filed with the SEC on May 10, 2005. On October 14, 2005, the Company and Intelligent Energy announced that the companies had executed a Mutual Release Agreement (the “Release Agreement”) terminating and releasing all obligations or potential claims arising from the Acquisition Agreement. In addition, pursuant to the Release Agreement, the Company withdrew its pending Registration Statement on Form S-4 concurrent with the announcement of the executed Release Agreement. As a result of unforeseen difficulties and delays and uncertain support for the transaction from Intelligent Energy’s shareholders, the Company and Intelligent Energy agreed to terminate the Acquisition Agreement. Pursuant to the Release Agreement, Intelligent Energy made a cash payment of $500,000 to the Company on November 1, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have a limited operating history and face the risks and uncertainties of other early-stage companies. We have had accumulated losses from operations since our inception and may incur future losses from operations. At December 31, 2005, the accumulated deficit was approximately $7,801,000. Our limited operating history and history of losses make future operating results difficult to predict. We have made the decision to exit the Dickie Walker business and attempt to sell the Dickie Walker brand to a company with greater resources to carry it forward. We have resumed our efforts to find another company that is seeking to become a public company through a ‘reverse merger’ transaction. If we are not successful in completing a merger with another company, there is a strong likelihood that we will have to file for bankruptcy or liquidate the Company.

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

The following table sets forth, as a percentage of net sales, statements of operations data for the periods indicated.

	Three months ended December 31,
	2005	2004
Net sales	100%	100%
Cost of sales	109	113

Gross (loss)	(9)	(13)
Selling, general and administrative expenses	168	166

(Loss) income from operations	(177)	(179)
Other income (expense) – net	204	(9)

Net income (loss)	27%	(188)%

Results of Operations

Three month period ended December 31, 2005 compared to the three month period ended December 31, 2004

Our sales for the three months ended December 31, 2005 decreased by approximately 52% from the comparable period in fiscal 2005 due primarily to the reduction in wholesale sales of 84% from approximately $156,000 in the first quarter of fiscal 2005 to approximately $25,000 in fiscal 2006. Direct sales of Dickie Walker™ brand products in the first quarter of fiscal 2006 were slightly lower than the first quarter of fiscal 2005, decreasing from approximately $191,000 to $151,000, as we liquidate our remaining inventory.

Our gross loss as a percentage of sales was approximately 9% for the three months ended December 31, 2005 as compared to a gross loss of 13% for the comparable fiscal 2005 period. The improvement in our gross loss was primarily the result of a decrease in the inventory reserve of $100,000 because as we liquidated excess inventory, a lower reserve was required.

Selling, general and administrative expenses as a percentage of sales were approximately 168% and 166% of net sales, respectively, for the three months ended December 31, 2005 and 2004. In absolute dollars, selling, general and administrative expenses for the three months ended December 31, 2005 decreased approximately $314,000, from the three ended December 31, 2004, a decrease in absolute dollars of approximately 49%. The absolute dollar decrease was primarily due to a decrease in payroll and payroll related expenses from staff reductions of approximately $120,000 from the comparable fiscal 2005 period, a decrease in professional fees of approximately $37,000 and a decrease in expenses related to our catalog business of approximately $89,000.

Interest expense increased to approximately $140,000 for the three months ended December 31, 2005 as compared to approximately $34,000 for the comparable fiscal 2005 period due to the expensing of the debt discount related to the conversion and payment of the 2004 notes payable (see Note 10- Note Conversion and Payoff).

Other income – net of approximately $498,000 resulted primarily from a $500,000 payment received as a result of our failed acquisition of Intelligent Energy (see Note 11- Other Income).

As a result of the factors described above, we had a net profit of approximately $48,000 for the three month period ended December 31, 2005, as compared to a net loss of approximately $692,000 for the three month period ended December 31, 2004.

Liquidity and Capital Resources

Since our inception, we have funded our operations and satisfied our capital expenditure requirements primarily with proceeds from sales of common stock to our founders, the private placement of our common stock and promissory notes in fiscal 2001 and fiscal 2004, and our initial public offering in fiscal 2002. Proceeds from these financing sources since inception and through December 31, 2005 totaled approximately $8,600,000 and capital equipment lease and loan financing totaled approximately $227,000.

Net cash provided by operating activities of approximately $345,000 for the three months ended December 31, 2005, resulted primarily from the cash payment received from Intelligent Energy (see Note 11- Other Income) and the decrease in inventory resulting from sales of products that were out-of-season or excess, offset by the expensing of debt discount related to the 2004 notes payable. Approximately $651,000 of cash was used in operating activities for the three months ended December 31, 2004, and resulted primarily from the loss for the period.

Net cash provided by investing activities for the three months ended December 31, 2005 resulted primarily from the sale of our truck. For the three months ended December 31, 2004, net cash provided by investing activities was primarily the result of a refund for work done on our trade show booth.

Net cash used in financing activities for the three months ended December 31, 2005, were primarily repayment of loans from the Chief Executive Officer and payment of the remaining balances due to noteholders under the 2004 notes (see Note 10- Note Conversion and Payoff).

At December 31, 2005, approximately $227,000 in cash and cash equivalents was available to fund operations. We have made the decision to exit the Dickie Walker business and attempt to sell the Dickie Walker brand to a company with greater resources to carry it forward. We have resumed our efforts to find another company that is seeking to become a public company through a ‘reverse merger’ transaction. If we are not successful in completing a merger with another company, there is a strong likelihood that we will have to file for bankruptcy or liquidate the Company.

Contractual Obligations and Commitments

The following table summarizes contractual obligations and commitments at December 31, 2005.

	Payments due per period
	Total Committed	Less than 1 year	1 - 3 years	4-5 years	Over 5 years
Operating leases	$768,292	$142,884	$355,954	$200,748	$68,706
Auto loan	15,673	3,837	8,410	3,426	—
Interest payable	1,898	849	961	88	—

Total	$785,863	$147,570	$365,325	$204,262	$68,706

Risks and Uncertainties

The following is a summary description of the many risks we face in our business. You should carefully review these risks and the other information described in this report in evaluating our business.

We have had limited operations and a history of losses that make our future operating results difficult to predict.

Our business began in October 2000. We have a limited operating history and you have limited historical information about us on which to base your investment decision. We face the risks and uncertainties of other early-stage companies. We have had accumulated losses from operations since our inception and may incur future losses from operations. At December 31, 2005, the accumulated deficit was approximately $7,801,000. Our limited operating history and history of losses make future operating results difficult to predict.

If we are unable to complete a merger with another company, we may have to file for bankruptcy or liquidate the Company.

At December 31, 2005 approximately $227,000 in cash and cash equivalents was available to fund operations. We have made the decision to exit the Dickie Walker business and attempt to sell the Dickie Walker brand to a company with greater resources to carry it forward. We have resumed our efforts to find another company that is seeking to become a public company through a ‘reverse merger’ transaction. If we are not successful in merging with another company, there is a strong likelihood that we will have to file for bankruptcy or liquidate the Company.

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

Stockholders of Dickie Walker who are directors and executive officers own approximately 22% of our shares and may exercise significant influence over our direction and policies.

As a result of this stock ownership, management has sufficient voting power to significantly influence our direction and policies, the election of directors, the outcome of any other matter submitted to a vote of stockholders, and a change in control.

Because we have been delisted from The Nasdaq SmallCap Market, our shares may be more difficult to sell

Our common stock is traded on the OTC Bulletin Board under the symbol DWMA.OB. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to price of our common stock.

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. As such, it is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock rule.” The SEC generally defines “penny stock” to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.

Any broker-dealer engaged by the purchaser for the purpose of selling his or her Dickie Walker shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

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

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer: (1)the bid and offer quotations for the penny stock; (2) the compensation of the broker-dealer and its salesperson in the transaction; (3) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (4) monthly account statements showing the market value of each penny stock held in the customer’s account.

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

We currently have 5,848,678 shares of common stock outstanding. Of such shares, we believe that approximately 2,000,000 shares are freely tradable without restriction or further registration under the Securities Act. All of the remaining outstanding shares are “restricted securities,” as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended, and may only be sold pursuant to a registration statement under the Securities Act or an applicable exemption from the registration requirements of the Securities Act, including Rule 144 there under.

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

As of the end of the period covered by this Quarterly Report on Form 10-QSB, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the quarter ended December 31, 2005. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On December 29, 2005, the Company converted $247,500 of outstanding notes payable into shares of registrant’s common stock at a price of $0.16 per share which resulted in the issuance of 1,546,872 shares of common stock. The Company accelerated payment of the remaining $165,000 of those notes from June 30, 2007 to December 31, 2005. The offer to convert shareholder notes payable was made to all noteholders holding an aggregate of $412,500 in notes which were originally issued by the Company in a private offering of its securities in 2004. In addition, the exercise price for the warrants to purchase 165,000 shares of common stock issued in that private offering was reduced from $2.10 per share to $.50 per share.

The offer to convert the notes payable was made only to existing stockholders of the registrant and did not involve any public offering. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s 2005 Annual Meeting of Stockholders was held on December 16, 2005, in Oceanside, California, for the following purposes:

1.	The following three directors were elected to serve a one-year term that will expire at the Company’s 2006 Annual Meeting of Stockholders:

	For	Against	Withheld
Gerald W. Montiel	3,711,291	—	16,050
W. Brent Robinson	3,695,091	—	32,250
Raymond W. Grimm, Jr.	3,711,291	—	16,050

2.	The stockholders ratified the appointment of Mendoza, Berger & Company as the Company’s independent public accountants for the fiscal year ending September 30, 2005. 3,709,016 votes were cast for the appointment with 10,475 abstentions and 7,850 votes cast against.

There were no broker non-votes for any of the matters voted upon at the Annual Meeting.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBITS

(a) Exhibits

Exhibit No.	Description

2.1	Form of Agreement and Plan of Merger between Dickie Walker Marine, Inc., a California corporation and Dickie Walker Marine, Inc., a Delaware corporation, filed as Exhibit 2.1 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

2.2	Acquisition Agreement, dated as of February 3, 2005, by and between Intelligent Energy Holdings Plc and Dickie Walker Marine, Inc. filed as Exhibit 2.2 to the Registrant’s Form 8-K filed February 8, 2005 and incorporated herein by reference.

2.3	Amendment No. 2 to Acquisition Agreement, dated as of February 3, 2005, by and between Intelligent Energy Holdings Plc and Dickie Walker Marine, Inc. filed as Exhibit 2.3 to the Registrant’s Form 8-K filed July 20, 2005 and incorporated herein by reference.

3.1a	Articles of Incorporation for Montiel Marketing Group, Inc. as filed with the California Secretary of State on October 10, 2000, filed as Exhibit 3.1a to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

3.1b	Certificate of Amendment to the Articles of Incorporation as filed with the California Secretary of State on February 16, 2001, filed as Exhibit 3.1b to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

3.1c	Certificate of Incorporation for Dickie Walker Marine, Inc. as filed with the Delaware Secretary of State on February 4, 2002, filed as Exhibit 3.1v to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

3.2a	Bylaws of the California corporation as adopted by its Board of Directors on October 10, 2000, filed as Exhibit 3.2a to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

3.2b	Form of Bylaws of the Delaware corporation to be adopted by its Board of Directors, filed as Exhibit 3.2b to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

4.1	Specimen stock certificate representing shares of common stock of the registrant, filed as Exhibit 4.1 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

4.2	Form of Representative’s Warrant, filed as Exhibit 4.2 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

4.3	Placement Agent’s Warrant, filed as Exhibit 4.3 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

4.4	Form of Investor Note from 2001 Private Placement, filed as Exhibit 4.4 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

4.5	Selling Agent Agreement dated July 13, 2004, filed as Exhibit 4.5 to Registrant’s Form 10-KSB filed December 29, 2004 and incorporated herein by reference.

4.6	Form of Investor Promissory Note from 2004 Private Placement, filed as Exhibit 4.6 to Registrant’s Form 10-KSB filed December 29, 2004 and incorporated herein by reference.

4.7	Form of Investor Warrant from 2004 Private Placement, filed as Exhibit 4.7 to Registrant’s Form 10-KSB filed December 29, 2004 and incorporated herein by reference.

4.8	Placement Agent’s Warrant, filed as Exhibit 4.8 to Registrant’s Form 10-KSB filed December 29, 2004 and incorporated herein by reference.

10.1	$50,000 Promissory Note in favor of Gerald W. Montiel dated January 15, 2002, filed as Exhibit 10.1 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.2	$45,000 Promissory Note in favor of Gerald W. Montiel dated January 31, 2002, filed as Exhibit 10.2 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.3	Form of Reimbursement Agreement between Gerald W. Montiel and the company dated February 1, 2002, filed as Exhibit 10.3 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.4	License Agreement between Gerald W. Montiel and the company dated February 1, 2001, filed as Exhibit 10.4 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.5	Strategic Alliance Agreement with West Marine Products, Inc. dated October 19, 2001 [Confidential Treatment Granted], filed as Exhibit 10.5 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.6	Facility Lease Agreement with WHMF dated February 1, 2002 for the facility located at 1414 South Tremont Street, Oceanside, California, filed as Exhibit 10.6 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.7	2002 Equity Incentive Plan, filed as Exhibit 10.7 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.8	Form of Lock-Up Agreement among the officers, directors and stockholders and the representative, filed as Exhibit 10.8 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.9	Form of Employment Agreement with Gerald W. Montiel dated February 1, 2002, filed as Exhibit 10.9 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.10	Equipment Lease Agreement with Emtex Leasing Corporation dated April 4, 2001, filed as Exhibit 10.10 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.11	Form of Stockholder Rights Agreement, filed as Exhibit 10.11 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.12	Form of Retail Store Lease, filed as Exhibit 10.12 to Registrant’s Form 10-KSB filed December 20, 2002 and incorporated herein by reference.

10.13	Revision dated January 27, 2003 to Facility Lease Agreement with WHMF originally dated February 1, 2002, filed as Exhibit 10.13 to Registrant’s Form 10-QSB filed May 6, 2003 and incorporated herein by reference.

10.14	Amendment to Strategic Alliance Agreement with West Marine, Inc. dated January 13, 2003, filed as Exhibit 10.14 to Registrant’s Form 10-QSB filed May 6, 2003 and incorporated herein by reference.

10.15	Warehouse Agreement with Wells Fargo Bank dated January 13, 2003, filed as Exhibit 10.15 to Registrant’s Form 10-QSB filed May 6, 2003 and incorporated herein by reference.

10.16	Separation Agreement and Complete Release dated October 20, 2003 between Dickie Walker Marine, Inc. and Julia B. Knudsen, filed as Exhibit 10.16 to Registrant’s Form 8-K filed October 21, 2003 and incorporated herein by reference.

10.17	Code of Ethics filed as Exhibit 10.17 to Registrant’s Form 10-KSB filed December 17, 2003 and incorporated herein by reference.

10.18	Financial and Code of Ethics Complaint Procedures Policy filed as Exhibit 10.18 to Registrant’s Form 10-KSB filed December 17, 2003 and incorporated herein by reference.

10.19	Amendment to Strategic Alliance Agreement with West Marine, Inc. dated December 6, 2003 filed as Exhibit 10.19 to Registrant’s Form 10-KSB filed December 17, 2003 and incorporated herein by reference.

10.20	Form of Parent Support Agreement filed as Exhibit 10.20 to the Registrant’s Form 8-K filed February 8, 2005 and incorporated herein by reference.

10.21	Form of Lock-Up Agreement filed as Exhibit 10.21 to the Registrant’s Form 8-K filed February 8, 2005 and incorporated herein by reference.

10.22	Consulting Agreement with Gerald W. Montiel filed as Exhibit 10.22 to the Registrant’s Form 8-K filed February 8, 2005 and incorporated herein by reference.

10.23	$53,902.07 Promissory Note in favor of Gerald W. Montiel dated March 2, 2005 filed as Exhibit 10.23 to the Registrant’s Form 8-K filed August 9, 2005 and incorporated herein by reference.

10.24	Mutual Release Agreement from Acquisition Agreement dated as of February 3, 2005, by and between Intelligent Energy Holdings Plc and Dickie Walker Marine, Inc. filed as Exhibit 10.1 to the Registrant’s Form 8-K filed October 14, 2005 and incorporated herein by reference.

31.1	Section 302 Certification of Chief Executive Officer / Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer / Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 8, 2006

DICKIE WALKER MARINE, Inc.
(Registrant)

By:	/s/ Gerald W. Montiel

(Gerald W. Montiel)
Chief Financial Officer
(Principal Financial and Accounting Officer)