Form 10QSB
period 2006-03-31
DICKIE WALKER MARINE INC
filed 2006-05-08
CIK 1138724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock as of March 31, 2006, was 6,585,878

DICKIE WALKER MARINE, INC.

i

PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements

Dickie Walker Marine, Inc.

Balance Sheets

(Unaudited)

	March 31, 2006	September 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$16,678	$70,004
Accounts receivable, net	68,559	57,973
Inventories, net	—	195,978
Prepaid expenses and other current assets	21,458	71,014

Total current assets	106,695	394,969
Property and equipment, net	14,775	529,015
Other assets	13,314	36,033

Total Assets	$134,784	$960,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,546	$142,304
Accrued expenses	7,603	149,100
Accrued interest on notes payable to stockholders	—	8,318
Current portion of capital lease obligation	3,895	3,779
Note payable to officer	—	23,902

Total current liabilities	22,044	327,403
Notes payable to stockholders, net of debt discount	—	281,032
Capital lease obligation, less current portion	10,840	12,817
Commitments and contingencies
Stockholders’ Equity:
Preferred stock - $.001 par value, 2,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock - $.001 par value, 50,000,000 shares authorized: 6,585,878 and 4,301,806 shares issued and outstanding at March 31, 2006 and September 30, 2005, respectively	6,585	4,301
Warrant	181,460	181,460
Additional paid-in capital	8,349,212	8,002,332
Accumulated deficit	(8,435,357)	(7,849,328)

Total stockholders’ equity	101,900	338,765

Total Liabilities and Stockholders’ Equity	$134,784	$960,017

See accompanying notes.

Dickie Walker Marine, Inc.

Statements of Operations

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005
Net sales	$179,486	$747,703	$355,418	$1,116,691
Cost of sales	116,483	774,270	307,912	1,190,833

Gross profit (loss)	63,003	(26,567)	47,506	(74,142)
Selling, general and administrative expenses	273,238	453,915	569,744	1,064,645

Income (loss) from operations	(210,235)	(480,482)	(522,238)	(1,138,787)
Other income (expense):
Interest expense	(234)	(39,192)	(140,451)	(73,360)
Interest income	460	226	2,133	1,288
Loss on disposal of property and equipment	(434,852)	—	(434,852)	—
Gain on sale of property and equipment	11,435	51,317	11,585	51,317
Other income (expense)-net	(506)	(7,340)	497,794	(8,140)

Total other income (expense)	(423,697)	5,011	(63,791)	(28,895)

Net income (loss)	$(633,932)	$(475,471)	$(586,029)	$(1,167,682)

Net income (loss) per share: Basic and diluted	$(0.10)	$(0.11)	$(0.10)	$(0.27)

Weighted average shares outstanding:
Basic and diluted	6,225,469	4,301,806	6,025,299	4,301,806

See accompanying notes.

Dickie Walker Marine, Inc.

Statements of Cash Flows

(Unaudited)

	Six months ended March 31,
	2006	2005
Operating Activities:
Net loss	$(586,029)	$(1,167,682)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	78,388	126,498
Inventory reserves	—	15,000
Allowance for doubtful accounts	(38,337)	25,000
Loss on disposal of property and equipment	434,852	—
Gain on sale of property and equipment	(11,585)	(51,317)
Amortization of deferred financing costs	131,468	46,407
Common stock issued in exchange for services	101,664	—
Changes in operating assets and liabilities:
Accounts receivable	27,751	(146,161)
Inventories	195,978	313,527
Prepaid expenses and other current assets	49,556	42,968
Accounts payable	(131,758)	(89,504)
Accrued expenses	(141,497)	56,429
Accrued interest on notes payable to stockholders	(8,318)	1,219

Net cash provided by (used in) operating activities	102,133	(827,616)

Investing Activities:
Proceeds from sale of property and equipment	12,585	89,100
Purchases / refund of property and equipment	—	13,599
Other assets	22,719	(2,489)

Net cash provided by investing activities	35,304	100,210

Financing Activities:
Loan from officer	(23,902)	53,902
Payments on notes payable	(165,000)	(225,000)
Payments on capital lease obligation	(1,861)	(72,495)

Net cash used in financing activities	(190,763)	(243,593)

Decrease in cash and cash equivalents	(53,326)	(970,999)
Cash and cash equivalents at beginning of period	70,004	1,059,275

Cash and cash equivalents at end of period	$16,678	$88,276

Supplemental disclosure of cash flow information:
Interest paid	$17,301	$26,891

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in exchange for services	$101,664	$—

Conversion of notes payable to common stock	$247,500	$—

Equipment loan	$—	$20,152

See accompanying notes.

Dickie Walker Marine, Inc.

Notes to Financial Statements – Unaudited

1.	The Company – Dickie Walker Marine, Inc. (the “Company”) was originally incorporated in California in October 2000 under the name Montiel Marketing Group, Inc. The Company changed its name in February 2001 to Dickie Walker Marine, Inc. and reincorporated in the State of Delaware in February 2002. The Company designs, markets and distributes nautically inspired apparel, accessories and decorative items and operates in two segments – wholesale and retail.

Since inception, and through March 31, 2006, the Company has incurred losses of approximately $8,435,000. The Company made the decision to exit its current business and consequently liquidated its inventory, negotiated releases from its existing lease agreements for its warehouse facilities and retail store, and sold and/or wrote-off remaining fixed assets, including leasehold improvements.

On April 7, 2006, the Company announced that it has signed a definitive share exchange agreement to acquire 100% of the stock in China Stationary and Office Supply, Inc., a Delaware corporation that owns 90% of the stock of Ningbo Binbin Stationery Co., Ltd., a corporation organized under the laws of the People’s Republic of China. See Note 14 – Subsequent Event.

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

3.	Recent Accounting Pronouncements – On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of income based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted Statement 123(R) on January 1, 2006.

4.

Employee Stock-Based Compensation – The Company adopted Statement 123(R) on January 1, 2006. In compliance with the standard, we recorded stock-based compensation expense in the current quarter related to options and stock grants for employees. Prior to the current quarter, we accounted for our option plans under APB 25 and, accordingly, did not recognize compensation expense for options granted to employees and directors. SFAS No. 123, Accounting for Stock-Based Compensation establishes the use of the fair value method of accounting for employee stock-based compensation arrangements, under which expense is recognized over the vesting period and is determined based on the fair value of all stock-based awards on the date of grant. SFAS No. 123 also allows companies to apply the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and provide pro forma net income and pro forma income per share

Dickie Walker Marine, Inc.

Notes to Financial Statements – Unaudited

disclosures for employee stock option grants. The Company previously had elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the dates of grant using the Black-Scholes option pricing model using the following assumptions:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Risk-free interest rate	—	4%	4%	4%
Expected life of options	—	5 years	5 years	5 years
Expected stock volatility	—	0.967	1.437	0.967
Expected dividend rate	—	0%	0%	0%

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock-based compensation.

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Net (loss), as reported	$(633,932)	$(475,471)	$(586,029)	$(1,167,682)
Employee stock-based compensation determined under the fair value method	—	(38,139)	(18,480)	(76,410)

Pro forma net (loss)	$(633,932)	$(513,610)	$(604,509)	$(1,244,092)

Basic and diluted (loss) per share:
As reported	$(0.10)	$(0.11)	$(0.10)	$(0.27)
Pro forma	$(0.10)	$(0.12)	$(0.10)	$(0.29)

5.	Net Loss per Share – Basic and diluted net loss per share is computed using the weighted average number of shares outstanding during the periods in accordance with SFAS No. 128, Earnings per Share. Because the Company has incurred a net loss or is at or near breakeven for all periods presented in the Statements of Operations, stock options are not included in the computation of diluted net loss per share because their effect is anti-dilutive. The total number of shares excluded for the calculation of diluted net loss per share was 35,000 and 362,000 for the three months and six months ended March 31, 2006 and 2005, respectively.

6.	Revenue Recognition – Revenue is recognized when title and risk of loss transfers to the customer. Generally, the Company’s shipping terms are FOB shipping point. Provisions are made for estimated product returns and sales allowances.

7.	Allowance for Doubtful Accounts – The Company evaluates the collectibility of its trade receivables based on a combination of factors. The Company regularly analyzes its significant customer accounts, and, when the Company becomes aware of a specific customer’s inability to meet its financial obligations to it, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to the amount reasonably believed to be collectible. The Company also records reserves for bad debt for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be further adjusted or the related receivables could be written-off to the allowance as uncollectible.

Dickie Walker Marine, Inc.

Notes to Financial Statements – Unaudited

8.	Long-Lived Assets – If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. As a result of our decision to exit our current business, we have negotiated releases from our existing lease agreements for our warehouse facilities and retail store, and sold and/or wrote-off our remaining fixed assets, including leasehold improvements.

9.	Inventories – Inventories consist of the following:

	March 31, 2006	September 30, 2005
Raw materials	$—	$—
Work-in-process	—	1,397
Finished goods	—	194,581

Total	$—	$195,978

Inventories are carried at the lower of cost (first-in, first-out) or market. As of March 31, 2006 we had sold or otherwise disposed of our entire remaining inventory.

10.	Comprehensive Income – SFAS No. 130, Reporting Comprehensive Income established standards for reporting and display of comprehensive income and its components. Net loss was the same as comprehensive loss for the periods presented.

11.	Contractual Obligations and Commitments – Our only contractual obligation at March 31, 2006 is an automobile lease. Monthly payments totaling $3,895 are due in one year and totaling $10,840 are due to lease end in September 2009. We intend to pay off the lease in the next three months and sell the automobile.

12.	Note Conversion and Payoff – In December 2005, the Company converted shareholder notes payable (originally issued in a private offering in 2004) with an aggregate balance of $247,500 into common stock at a price of $0.16 per share, resulting in the issuance of 1,546,872 shares. The Company also accelerated the payment the remaining $165,000 of the principal balance of those notes from June 30, 2007 to December 31, 2005. In addition, the exercise price for the warrants to purchase 165,000 shares of common stock issued in that private offering was reduced from $2.10 per share to $0.50 per share. In connection with the conversion and payoff of those notes, we amortized $131,468 of deferred financing costs related to those notes.

13.	Other Income – On February 3, 2005, the Company announced it had reached agreement (the “Acquisition Agreement”) with the board of directors of Intelligent Energy Holdings Plc (“Intelligent Energy”), a London-based energy solutions group focused on the commercialization of fuel cell technologies, on the terms of a proposed recommended offer for the entire issued share capital of Intelligent Energy, subject to satisfaction of applicable regulatory requirements, stockholder approvals, and other conditions and pre-conditions to the offer. The Company filed a Registration Statement on Form S-4, filed with the SEC on May 10, 2005. On October 14, 2005, the Company and Intelligent Energy announced that the companies had executed a Mutual Release Agreement (the “Release Agreement”) terminating and releasing all obligations or potential claims arising from the Acquisition Agreement. In addition, pursuant to the Release Agreement, the Company withdrew its pending Registration Statement on Form S-4 concurrent with the announcement of the executed Release Agreement. As a result of unforeseen difficulties and delays and uncertain support for the transaction from Intelligent Energy’s shareholders, the Company and Intelligent Energy agreed to terminate the Acquisition Agreement. Pursuant to the Release Agreement, Intelligent Energy made a cash payment of $500,000 to the Company on November 1, 2005.

14.	Subsequent Event – On April 7, 2006, the Company announced that it has signed a definitive share exchange agreement to acquire 100% of the stock in China Stationary and Office Supply, Inc. (“CSOS”), a

Dickie Walker Marine, Inc.

Notes to Financial Statements – Unaudited

Delaware corporation that owns 90% of the stock of Ningbo Binbin Stationery Co., Ltd. (“Binbin”), a corporation organized under the laws of the People’s Republic of China. Binbin manufactures and markets office supplies including stationary, hole punchers, staplers, pens and pencils, rubber stamps, felt markers, and numerous other items which are sold through a worldwide network of distributors.

At closing, CSOS shareholders will exchange their CSOS shares for approximately 10,142,889 shares of Dickie Walker Marine common stock and 500,000 shares of preferred stock. The preferred stock will be convertible into common stock at one share of preferred stock for 120 shares of common stock, after approval of the Dickie Walker Marine shareholders of an increase in the authorized common stock, which the Company intends to seek after closing the transaction. The Company will file a Certificate of Designation for its preferred stock prior to closing.

Pre-closing Dickie Walker Marine stockholders will own approximately 8.6% of the post-closing, combined entity and CSOS shareholders will own approximately 91.4% of the post-closing, combined entity. The transaction is anticipated to close by May 31, 2006. At closing, the current board of directors and management of the Company will resign and will be replaced by individuals appointed by CSOS , and the business of the Company will be the business of CSOS. After the closing, the Company intends to seek shareholder approval to change the Company’s name to “China Stationary and Office Supply, Inc.”

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

Overview

Dickie Walker Marine, Inc. designed, sourced and had manufactured, marketed and distributed authentic lines of nautically inspired apparel, gifts and decorative items. Our products were designed to appeal to consumers who enjoy coastal living, boating, or being around the water. The Dickie Walker™ brand consists of nautically inspired apparel and nautically inspired decorative and functional accessory items for the home, office and boat. Our unique apparel line features quality fabrics and comfortable silhouettes for the 30 to 60 year-old, upper middle- class consumer. The Dickie Walker brand of apparel and accessories were distributed through specialty retailers and coastal stores, catalogs and on our Internet website. We also operated a retail store in La Jolla, California. From our inception until December 31, 2004, we had an agreement with West Marine Products, Inc. to provide substantially all of the design, sourcing, manufacturing and distribution for West Marine’s private label apparel line, excluding shoes and foul weather gear. Sales to West Marine have accounted for approximately 68%, 82% and 87% of our sales for the years ended September 30, 2004, 2003 and 2002, respectively, and our relationship with them enabled us to build an infrastructure on which to grow the Dickie Walker™ brand. Because our current strategy was to focus our efforts and resources on developing the Dickie Walker™ brand, we effectively stopped selling to them in the first quarter of fiscal 2005 and formally ended our agreement with them as of December 31, 2004. Our business plan model going forward envisioned using the cash flow generated by our Dickie Walker™ brand wholesale business to emphasize and increase catalog and related Internet sales of Dickie Walker™ brand products to replace the sales to West Marine.

In the fall of 2004, the orders from wholesale customers for our spring 2005 line did not meet our expectations, and our board and management began to evaluate the company’s future and the chances that it would be able to meet its fiscal 2005 projections. We concluded that the company was too small to continue to bear the current and future anticipated expenses of being publicly-traded, partially caused by the implementation of the Sarbanes-Oxley Act, given the relative benefits of being a public company. In addition, based on the continuing shortfall in wholesale orders, it became apparent that a business model based on wholesale sales would not generate enough funds in the near term to enable the company to shift to a more profitable direct sales model. The board and management determined that being publicly traded on Nasdaq was one of the company’s most valuable assets and began investigating strategies to capitalize on this asset. The board considered a number of alternative transactions designed to preserve or return value to the stockholders and concluded that the best alternative was to pursue an acquisition of the outstanding shares of Intelligent Energy. That transaction ultimately was not successful and as a result, management determined to wind down the Dickie Walker business, attempt to sell the Dickie Walker brand to a third party, and pursue a “reverse merger” transaction with another company. As a result of the decision to exit its current business, the Company consequently liquidated its inventory, negotiated releases from its existing lease agreements for its warehouse facilities and retail store, and sold and/or wrote-off its remaining fixed assets, including leasehold improvements.

On April 7, 2006, the Company announced that it has signed a definitive share exchange agreement to acquire 100% of the stock in China Stationary and Office Supply, Inc. (“CSOS”), a Delaware corporation that owns 90% of the stock of Ningbo Binbin Stationery Co., Ltd. (“Binbin”), a corporation organized under the laws of the People’s Republic of China. Binbin manufactures and markets office supplies including stationary, hole punchers, staplers, pens and pencils, rubber stamps, felt markers, and numerous other items which are sold through a worldwide network of distributors.

At closing, CSOS shareholders will exchange their CSOS shares for approximately 10,142,889 shares of Dickie Walker Marine common stock and 500,000 shares of preferred stock. The preferred stock will be convertible into common stock at one share of preferred stock for 120 shares of common stock, after approval of the Dickie Walker Marine shareholders of an increase in the authorized common stock, which the Company intends to seek after closing the transaction. The Company will file a Certificate of Designation for its preferred stock prior to closing.

Pre-closing Dickie Walker Marine stockholders will own approximately 8.6% of the post-closing, combined entity and CSOS shareholders will own approximately 91.4% of the post-closing, combined entity. The transaction is anticipated to close by May 31, 2006. At closing, the current board of directors and management of the Dickie Walker will resign and will be replaced by individuals appointed by CSOS, and the business of the Dickie Walker will be the business of CSOS. After the closing, the Company intends to seek shareholder approval to change the Company’s name to “China Stationary and Office Supply, Inc.”

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

We have a limited operating history and face the risks and uncertainties of other early-stage companies. We have had accumulated losses from operations since our inception and may incur future losses from operations. At March 31, 2006, the accumulated deficit was approximately $8,435,000. Our limited operating history and history of losses make future operating results difficult to predict.

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

Long-Lived Assets

If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. As a result of our decision to exit our current business, we have negotiated releases from our existing lease agreements for our warehouse facilities and retail store, and sold and/or wrote-off our remaining fixed assets, including leasehold improvements.

The following table sets forth, as a percentage of net sales, statements of operations data for the periods indicated.

	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005
Net sales	100%	100%	100%	100%
Cost of sales	65	104	87	107

Gross profit (loss)	35	(4)	13	(7)
Selling, general and administrative expenses	152	61	160	95

Loss from operations	(117)	(65)	(147)	(102)

Other income (expense) – net	(236)	1	(18)	(3)

Net (loss) income	(353)%	(64)%	(165)%	(105)%

Results of Operations

Three and six month periods ended March 31, 2006 compared to the three and six month periods ended March 31, 2005

Our sales for the three and six months ended March 31, 2006 decreased substantially from the comparable periods of the last fiscal year because we sold our remaining inventory at discount and liquidation prices.

Our gross profit as a percentage of sales improved for the three and six month periods ended March 31, 2006 compared to the three and six month periods ended March 31, 2005 as we were able to dispose of our remaining inventory at a higher value than it was being carried on the books, net of inventory reserves.

Selling, general and administrative expenses as a percentage of sales increased substantially over the comparable fiscal 2005 periods as they are computed on a much lower sales base in fiscal 2006. In absolute dollars, selling, general and administrative expenses for the three and six months ended March 31, 2006 decreased by approximately $180,000 and $495,000, respectively, from the three and six months ended March 31, 2005. The absolute dollar changes for the three and six months ended March 31, 2006 as compared to the comparable 2005 periods were primarily due to decreases in payroll and payroll related expenses from staff reductions.

Other income (expense)-net for the quarter ended March 31, 2006 resulted primarily from a write-off of leasehold improvements of approximately $371,000 related to the closing of our leased retail store and approximately $64,000 in leasehold improvements related to our warehouse facility. Our lease for the warehouse facility was cancelled and the lease for the retail store was assigned to a third party. Other income (expense)-net for the six months ended March 31, 2006 include a $500,000 payment received as a result of our failed merger with Intelligent Energy (see Note 13 – Other income.)

Liquidity and Capital Resources

Since our inception, we have funded our operations and satisfied our capital expenditure requirements primarily with proceeds from sales of common stock to our founders, the private placement of our common stock and promissory notes in fiscal 2001 and fiscal 2004, and our initial public offering in fiscal 2002. Proceeds from these financing sources since inception and through March 31, 2006 totaled approximately $8,600,000 and capital equipment lease and loan financing totaled approximately $227,000.

Net cash provided by operating activities of approximately $102,000 for the six months ended March 31, 2006, resulted primarily from the financial statement impact of the liquidation of our inventory and the abandonment of our leased facilities.

Net cash provided by investing activities for the six months ended March 31, 2006 totaled approximately $35,000 and resulted primarily from the sale of property and equipment and the decrease in other assets.

Net cash used in financing activities of approximately $191,000 for the six months ended March 31, 2006, was primarily composed of payments of $165,000 of notes due to note holders under the 2004 Notes and a repayment of approximately $24,000 to the Chief Executive Officer.

At March 31, 2006, approximately $17,000 in cash and cash equivalents was available to fund operations. As we have effectively suspended operations in anticipation of closing the transaction with CSOS (discussed in Note 14 of Notes to Financial Statements), if the acquisition of CSOS is not completed, there is a strong likelihood that we will have to go out of business.

Contractual Obligations and Commitments

Our only contractual obligation at March 31, 2006 is an automobile lease. Monthly payments totaling $3,895 are due in one year and totaling $10,840 are due to lease end in September 2009. We intend to pay off the lease in the next three months and sell the automobile.

Risks and Uncertainties

The following is a summary description of the many risks we face in our business. You should carefully review these risks and the other information described in this report in evaluating our business.

If we are unable to complete the merger with CSOS, we will have to close down the business.

At March 31, 2006 approximately $17,000 in cash and cash equivalents was available to fund operations. As we have effectively suspended operations in anticipation of closing the transaction with CSOS (discussed in Note 14 of Notes to Financial Statements), if the acquisition is not completed, there is a strong likelihood that we will have to go out of business.

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

As of the end of the period covered by this Quarterly Report on Form 10-QSB, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness and the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the quarter ended March 31, 2006. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBITS

(a) Exhibits

Exhibit No.	Description

2.1	Form of Agreement and Plan of Merger between Dickie Walker Marine, Inc., a California corporation and Dickie Walker Marine, Inc., a Delaware corporation, filed as Exhibit 2.1 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

2.2	Acquisition Agreement, dated as of February 3, 2005, by and between Intelligent Energy Holdings Plc and Dickie Walker Marine, Inc. filed as Exhibit 2.2 to the Registrant’s Form 8-K filed February 8, 2005 and incorporated herein by reference.

2.3	Amendment No. 2 to Acquisition Agreement, dated as of February 3, 2005, by and between Intelligent Energy Holdings Plc and Dickie Walker Marine, Inc. filed as Exhibit 2.3 to the Registrant’s Form 8-K filed July 20, 2005 and incorporated herein by reference.

2.4	Share Exchange Agreement between Dickie Walker Marine, Inc., China Stationary and Office Supply, Inc, and Ningbo Binbin Stationary Co., Ltd. filed as Exhibit 2.4 to the Registrant’s Form 8-K filed April 13, 2006 and incorporated herein by reference.

3.1a	Articles of Incorporation for Montiel Marketing Group, Inc. as filed with the California Secretary of State on October 10, 2000, filed as Exhibit 3.1a to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

3.1b	Certificate of Amendment to the Articles of Incorporation as filed with the California Secretary of State on February 16, 2001, filed as Exhibit 3.1b to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

3.1c	Certificate of Incorporation for Dickie Walker Marine, Inc. as filed with the Delaware Secretary of State on February 4, 2002, filed as Exhibit 3.1v to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

3.2a	Bylaws of the California corporation as adopted by its Board of Directors on October 10, 2000, filed as Exhibit 3.2a to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

3.2b	Form of Bylaws of the Delaware corporation to be adopted by its Board of Directors, filed as Exhibit 3.2b to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

4.1	Specimen stock certificate representing shares of common stock of the registrant, filed as Exhibit 4.1 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

4.2	Form of Representative’s Warrant, filed as Exhibit 4.2 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

4.3	Placement Agent’s Warrant, filed as Exhibit 4.3 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

4.4	Form of Investor Note from 2001 Private Placement, filed as Exhibit 4.4 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

4.5	Selling Agent Agreement dated July 13, 2004, filed as Exhibit 4.5 to Registrant’s Form 10-KSB filed December 29, 2004 and incorporated herein by reference.

4.6	Form of Investor Promissory Note from 2004 Private Placement, filed as Exhibit 4.6 to Registrant’s Form 10-KSB filed December 29, 2004 and incorporated herein by reference.

4.7	Form of Investor Warrant from 2004 Private Placement, filed as Exhibit 4.7 to Registrant’s Form 10-KSB filed December 29, 2004 and incorporated herein by reference.

4.8	Placement Agent’s Warrant, filed as Exhibit 4.8 to Registrant’s Form 10-KSB filed December 29, 2004 and incorporated herein by reference.

4.9	Certificate of Designation for Preferred Stock filed as Exhibit 4.9 to Registrant’s Form 10-KSB filed April 13, 2006 and incorporated herein by reference.

10.1	$50,000 Promissory Note in favor of Gerald W. Montiel dated January 15, 2002, filed as Exhibit 10.1 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.2	$45,000 Promissory Note in favor of Gerald W. Montiel dated January 31, 2002, filed as Exhibit 10.2 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.3	Form of Reimbursement Agreement between Gerald W. Montiel and the company dated February 1, 2002, filed as Exhibit 10.3 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.4	License Agreement between Gerald W. Montiel and the company dated February 1, 2001, filed as Exhibit 10.4 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.5	Strategic Alliance Agreement with West Marine Products, Inc. dated October 19, 2001 [Confidential Treatment Granted], filed as Exhibit 10.5 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.6	Facility Lease Agreement with WHMF dated February 1, 2002 for the facility located at 1414 South Tremont Street, Oceanside, California, filed as Exhibit 10.6 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.7	2002 Equity Incentive Plan, filed as Exhibit 10.7 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.8	Form of Lock-Up Agreement among the officers, directors and stockholders and the representative, filed as Exhibit 10.8 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.9	Form of Employment Agreement with Gerald W. Montiel dated February 1, 2002, filed as Exhibit 10.9 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.10	Equipment Lease Agreement with Emtex Leasing Corporation dated April 4, 2001, filed as Exhibit 10.10 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.11	Form of Stockholder Rights Agreement, filed as Exhibit 10.11 to the Registrant’s SB-2 Registration Statement filed February 11, 2002 and incorporated herein by reference.

10.12	Form of Retail Store Lease, filed as Exhibit 10.12 to Registrant’s Form 10-KSB filed December 20, 2002 and incorporated herein by reference.

10.13	Revision dated January 27, 2003 to Facility Lease Agreement with WHMF originally dated February 1, 2002, filed as Exhibit 10.13 to Registrant’s Form 10-QSB filed May 6, 2003 and incorporated herein by reference.

10.14	Amendment to Strategic Alliance Agreement with West Marine, Inc. dated January 13, 2003, filed as Exhibit 10.14 to Registrant’s Form 10-QSB filed May 6, 2003 and incorporated herein by reference.

10.15	Warehouse Agreement with Wells Fargo Bank dated January 13, 2003, filed as Exhibit 10.15 to Registrant’s Form 10-QSB filed May 6, 2003 and incorporated herein by reference.

10.16	Separation Agreement and Complete Release dated October 20, 2003 between Dickie Walker Marine, Inc. and Julia B. Knudsen, filed as Exhibit 10.16 to Registrant’s Form 8-K filed October 21, 2003 and incorporated herein by reference.

10.17	Code of Ethics filed as Exhibit 10.17 to Registrant’s Form 10-KSB filed December 17, 2003 and incorporated herein by reference.

10.18	Financial and Code of Ethics Complaint Procedures Policy filed as Exhibit 10.18 to Registrant’s Form 10-KSB filed December 17, 2003 and incorporated herein by reference.

10.19	Amendment to Strategic Alliance Agreement with West Marine, Inc. dated December 6, 2003 filed as Exhibit 10.19 to Registrant’s Form 10-KSB filed December 17, 2003 and incorporated herein by reference.

10.20	Form of Parent Support Agreement filed as Exhibit 10.20 to the Registrant’s Form 8-K filed February 8, 2005 and incorporated herein by reference.

10.21	Form of Lock-Up Agreement filed as Exhibit 10.21 to the Registrant’s Form 8-K filed February 8, 2005 and incorporated herein by reference.

10.22	Consulting Agreement with Gerald W. Montiel filed as Exhibit 10.22 to the Registrant’s Form 8-K filed February 8, 2005 and incorporated herein by reference.

10.23	$53,902.07 Promissory Note in favor of Gerald W. Montiel dated March 2, 2005filed as Exhibit 10.23 to the Registrant’s Form 8-K filed August 9, 2005 and incorporated herein by reference.

10.24	Mutual Release Agreement from Acquisition Agreement dated as of February 3, 2005, by and between Intelligent Energy Holdings Plc and Dickie Walker Marine, Inc. filed as Exhibit 10.1 to the Registrant’s Form 8-K filed October 14, 2005 and incorporated herein by reference.

10.25	Form of Employment Agreement with Gerald W. Montiel filed as Exhibit 10.25 to the Registrant’s Form 8-K filed April 13, 2006 and incorporated herein by reference.

10.26	Form of Employment Agreement with Javier Vidrio filed as Exhibit 10.26 to the Registrant’s Form 8-K filed April 13, 2006 and incorporated herein by reference.

10.27	Form of Consulting Agreement with Montiel Marketing Group, Inc.filed as Exhibit 10.27 to the Registrant’s Form 8-K filed April 13, 2006 and incorporated herein by reference.

31.1	Section 302 Certification of Chief Executive Officer / Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer / Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 5, 2006

DICKIE WALKER MARINE, Inc. (Registrant)

By:	/s/ Gerald W. Montiel
(Gerald W. Montiel) Chief Financial Officer (Principal Financial and Accounting Officer)