Form 10QSB
period 2006-06-30
China Stationery & Office Supply, Inc.
filed 2006-08-22
CIK 1138724

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM _________ TO __________

                       COMMISSION FILE NUMBER: 0-49819

                    CHINA STATIONERY AND OFFICE SUPPLY INC.
        -----------------------------------------------------------------
        (Exact Name Of Small Business Issuer As Specified In Its Charter)

              DELAWARE                                33-0931599
  --------------------------------------------------------------------------
   (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENFIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

                        c/o Ningbo Binbin Stationery
                          Qiaotouhu Industrial Park
                Ninghai, Zhejiang Province 315611 P.R. China
       -------------------------------------------------------------
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)

ISSUER 'S TELEPHONE NUMBER, INCLUDING AREA CODE:   011-86-65160858

                       American Union Securities, Inc.
          Attention: China Stationery & Office Supply, 15th Floor
                    100 Wall Street, New York, NY 10005
                        Agent Contact Information
                  Agents Telephone number: 212-232-0120

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

   The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at August 21, 2006 was 11,988,752.

   Transitional Small business Disclosure Format (Check one): Yes [ ] No [X]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

           CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)

ASSETS                                            JUNE 30, 2006
 CURRENT ASSETS
  Cash and cash equivalents                        $  1,481,503
  Accounts receivable, net                            2,000,632
  Inventories                                         5,097,189
  Advances to vendors                                    35,148
  Other receivable, net                                 416,808
  Prepaid expenses and sundry current assets            469,868
                                                     ----------
  Total Current Assets                                9,501,148

PROPERTY AND EQUIPMENT, NET                           6,744,421

OTHER ASSETS, NET
 Intangible assets, net                               1,052,901
                                                     ----------
Total Assets                                       $ 17,298,470
                                                     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES
  Accounts payable                                 $  2,920,887
  Short term bank loans                               7,387,113
  Advances from customers                             1,304,985
  Notes payable                                         807,804
  Accrued expense, taxes and sundry current
   liabilities                                          166,063
                                                     ----------
  Total Current Liabilities                          12,586,852

SHAREHOLDERS' EQUITY
 Preferred stock, par value $.001, 2,000,000
  shares authorized and 500,000 shares issued
  and outstanding                                           500
 Common stock, par value $.001, 50,000,000
  authorized 2,613,799 shares issued and
  outstanding                                             2,614
 Additional paid-in capital                           1,663,197
 Retained earnings                                    2,335,347
 Statutory reserve                                      551,849
 Accumulated other comprehensive income                 158,111
                                                     ----------
 Total Shareholders' Equity                           4,711,618
                                                     ----------
Total Liabilities and Shareholders' Equity         $ 17,298,470
                                                     ==========


See accountants' report and notes to consolidated financial statements.

          CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                              Three Months Ended           Six Months Ended
                                   JUNE 30,                    JUNE 30,
                              2006        2005           2006            2005
                           ------------------------  --------------------------
NET SALES                  $ 6,957,113  $ 8,009,536  $ 11,439,450  $ 13,959,403

COST OF GOODS SOLD           5,992,134    6,975,229     9,817,015    12,151,135
                            ----------   ----------    ----------    ----------
GROSS PROFIT                   964,979    1,034,307     1,622,435     1,808,268

OPERATING EXPENSES
 Selling, General and
  administrative expenses      516,915      729,962     1,050,083     1,408,350
                            ----------   ----------    ----------    ----------
INCOME FROM OPERATIONS         448,064      304,345       572,352       399,918

OTHER INCOME (EXPENSE)
 Interest income (expense),
  net                         (158,109)    (139,656)     (323,135)     (307,818)
 Other income (expense), net       168            -        (5,843)          291
                            ----------   ----------    ----------    ----------
Total Other Income (Expense)  (157,941)    (139,656)     (328,978)     (307,527)
                            ----------   ----------    ----------    ----------

INCOME BEFORE PROVISION FOR
 INCOME TAXES                  290.123      164,689       243,374        92,391

PROVISION FOR INCOME TAXES           -       28,694             -        28,694
                            ----------   ----------    ----------    ----------
NET INCOME                     290,123      135,995       243,374        63,697

OTHER COMPREHENSIVE INCOME
 Unrealized gain on foreign
  currency exchange                  -            -             -             -
                            ----------   ----------    ----------    ----------
COMPREHENSIVE INCOME       $   290,123  $   135,595   $   243,374   $    63,697
                            ==========   ==========    ==========    ==========
NET INCOME PER SHARE:
 BASIC: AND DILUTED        $       .03  $       .03   $       .03   $       .01
                            ==========   ==========    ==========    ==========
WEIGHTED AVERAGE SHARES
 OUTSTANDING
 BASIC AND DILUTED           8,386,852    4,301,806     6,943,971     4,301,806
                            ==========   ==========    ==========    ==========


See accountants' report and notes to consolidated financial statements.

         CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                      Six Months Ended
                                                          JUNE 30,
                                                     2006            2005
                                                 --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                      $  243,374     $    63,697
 Adjustments to reconcile net (loss) to net
  cash provided by operating activities:
  Depreciation and amortization                     241,397         196,329
 Changes in assets and liabilities:
  Accounts receivable, net                          214,978          (4,298)
  Inventories                                       337,500        (462,085)
  Advance to vendors                                (24,174)         65,704
  Other receivables, net                            (32,920)              -
  Prepaid expenses and sundry current assets        (33,011)              -
  Accounts payable and accrued expenses            (733,132)     (3,345,530)
  Advances from customers                         1,090,256       2,635,748
  Taxes and sundry current liabilities             (402,030)        205,224
                                                  ---------       ---------
 Total Adjustments                                  658,864        (708,908)
                                                  ---------       ---------

 NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES   902,238        (645,211)

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of property and equipment             (338,541)       (630,403)
 Payments to minority shareholders                 (180,000)              -
 Additions to intangible assets                      22,596          24,890
                                                  ---------       ---------
 Net Cash (Used) In Investing Activities           (495,945)       (605,513)
                                                  ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Advances or repayments of bank loans, net         (515,000)      1,338,970
 Contributed capital                                455,811               -
                                                  ---------       ---------
 Net Cash Provided (Used) In Financing Activities   (59,189)      1,338,970
                                                  ---------       ---------

EFFECT ON FOREIGN CURRENCY TRANSLATION ON CASH        9,845         (33,378)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS         356,949          54,868

CASH AND CASH EQUIVALENTS - BEGINNING             1,124,554       2,440,506
                                                  ---------       ---------
CASH AND CASH EQUIVALENTS - END                  $1,481,503      $2,495,374
                                                  =========       =========

See accountants' report and notes to consolidated financial statements.

         CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2006 AND 2005

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

On May 26, 2006, China Stationery and Office Supply, Inc. (the "Company") completed a share exchange, in which the Company acquired 100% of the outstanding common stock of a Delaware corporation (the "Domestic Subsidiary"). The transaction was treated as a reverse merger. Accordingly, the Domestic Subsidiary is treated as the continuing entity for accounting purposes and the historical financial information prior to the merger is that of the Domestic Subsidiary and its subsidiaries.

On January 8, 2006, the Domestic Subsidiary Company acquired 90% of the stock of Ningbo Binbin Stationery Co., Ltd. ("Binbin") for $987,804. The Domestic Subsidiary made a payment of $180,000 on March 22, 2006 and issued non-interest bearing notes for the remaining balance of $807,804 to the shareholders of Binbin. Binbin was organized on January 29, 1998 under the laws of the People's Republic of China ("PRC").

The Company's primary business is to develop, manufacture and market office supplies, including stationary, hole punchers, staplers, pens and pencils, rubber stamps, felt markers, and numerous other items which are sold through a worldwide network of distributors in the People's Republic of China. On July 27, 2001, Binbin and its majority shareholder formed Ningbo Binbin Style Commodity Co., Ltd ("NBSC") under the laws of the PRC. The primary business of NBSC is to manufacture and sell special office supplies and promotion products in the PRC. It is 90% owned by the Binbin. As a result of majority ownership by the Company, the operating results of Binbin and NBSC are included in the consolidated results of the Company.

NOTE 2 - BASIS OF PRESENTATION

The financial statements should be read in conjunction with a reading of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and with the requirements of Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

NOTE 3 - ACCOUNTS RECEIVABLE

The Company extends to certain customers credit terms up to 12 months. Management performs periodic reviews of the ages of accounts receivables and customer payment patterns. Reserves are made when accounts are deemed uncollectible and recorded primarily on a specific identification basis. The allowance for doubtful accounts amounted to $233,828 and $472,688 at June 30, 2006 and 2005, respectively.

NOTE 4 - INVENTORIES

A summary of the components of inventories at June 30, 2006 is as follows:

         Raw materials                   $ 1,685,045
         Work in process                   2,675,492
         Finished goods                      736,652
                                           ---------
         Total                           $ 5,097,189
                                           =========

           CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 2006 AND 2005

NOTE 5 - PROPERTY AND EQUIPMENT

A summary of property and equipment at June 30, 2006 is as follows:

         Building                        $ 4,998,296
         Manufacturing equipment           2,336,391
         Office equipment and furniture      538,267
         Vehicles                            613,797
                                           ---------
                                           8,486,751
         Accumulated depreciation         (1,742,330)
                                           ---------
         Total                           $ 6,744,421
                                           =========

Depreciation expense for the six months ended June 30, 2006 and 2005 was $230,377 and $185,309, respectively.

NOTE 6 - ADVANCES FROM CUSTOMERS

Advances from customers are interest free and unsecured. At June 30, 2006 the advances from customers were $1,304,985.

NOTE 7 - INTANGIBLE ASSETS

Net intangible assets at June 30, 2006 and 2005 were as follows:

         Rights to use land              $ 1,156,813
         Accumulated amortization           (103,912)
                                           ---------
                                         $ 1,052,901
                                           =========

The Company's office and manufacturing site is located in Qiaotouhu Street Scene, Ninghai Zhejiang China. The Company leases land per a real estate contract with the government of People's Republic of China for a period from November 2001 through November 2051. Per the People's Republic of China's governmental regulations, the Government owns all land.

The Company has recognized the amounts paid for the acquisition of rights to use land as intangible asset ("Rights to use land") and is amortizing the asset over a period of fifty years.

Amortization expense for the Company's intangible assets for the six months ended June 30, 2006 and 2005 amounted to $11,020 and $11,020, respectively.

Amortization expense for the Company's intangible assets over the next five fiscal years is estimated to be:

        2007    $  22,040
        2008       22,040
        2009       22,040
        2010       22,040
        2011       22,040
                 --------
        Total   $ 110,200
                 ========

           CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 2006 AND 2005

NOTE 8 - SHORT-TERM BANK LOANS

The Company borrowed funds from several financial institutions for its working capital. These borrowings are short term in nature and are secured by the Company's assets and bear interest from 3.915% to 5.580%.

NOTE 9 - STOCKHOLDERS' EQUITY

Upon completion of the reverse merger which on May 26, 2006, in addition to outstanding 6,585,126 shares of common stock, Dickie Walker issued 10,142,889 shares of common stock and 500,000 shares of Series A preferred stock to the shareholders of China Stationery and Office Supply, Inc.
and Subsidiaries.

The Series A preferred stock will be convertible into common stock at a rate of 120 shares of common stock for each share of series A preferred stock.

On June 26, 2006, the Board of Directors approved a 5-for-32 reverse stock split of the Company's outstanding shares of common stock. The reverse stock split became effective on July 18, 2006. All share and per share information included in these consolidated financial statements has been adjusted to reflect this reverse stock split.

NOTE 10 - SEGMENT REPORTING

Under SFAS 131, the Company has two reportable segments: Ningbo Binbin Stationery Co., Ltd ("Stationery") and Ningbo Binbin Style Commodity Co., Ltd ("Style"). Following is a summary of segment information for the six months June 30, 2006 and 2005:

Six months ended June 30, 2006:

                                 Stationery        Style           Total
                                ------------    -----------    ------------
Revenue                         $ 10,492,239    $   947,211    $ 11,439,450
Operating income (loss)         $    591,419    $   (19,067)   $    572,352
Net Income (Loss)               $    271,649    $   (28,275)   $    243,374
Total Assets                    $ 16,161,721    $ 1,136,749    $ 17,298,470
Capital Expenditure             $    333,245    $     5,296    $    338,541
Depreciation and amortization   $    224,020    $    17,377    $    241,397
Interest expense                     263,356    $        86    $    263,442

Six months ended June 30, 2005:
                                 Stationery        Style           Total
                                ------------    -----------    ------------
Revenue                         $ 13,546,103    $   413,300    $ 13,959,403
Operating income (loss)         $    393,750    $     6,168    $    399,918
Net Income (Loss)               $     58,313    $     5,384    $     63,697
Total Assets                    $ 20,682,560    $ 2,213,385    $ 22,895,945
Capital Expenditure             $    403,487    $   226,916    $    630,403
Depreciation and amortization   $    168,593    $    27,736    $    196,329
Interest expense                $    236,129    $         -    $    236,129

            CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 2006 AND 2005

NOTE 11 - SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $323,135 and $307,818 for interest and $-0- and $-0-for income tax during the six months ended June 30, 2006 and 2005, respectively.

NOTE 12 - STATUTORY COMMON WELFARE FUND

As stipulated by the Company Law of the People's Republic of China (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

     (i)   Making up cumulative prior years' losses, if any;

     (ii) Allocations to the "Statutory surplus reserve" of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital;

     (iii) Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's
           "Statutory common welfare fund", which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees; and

      (iv) Allocations to the discretionary surplus reserve, if approved in the shareholders' general meeting.

The Company established a reserve for the annual contribution of 5% of net income to the welfare fund in 2006 and 2005. The amount included in the statutory reserve was $0 for the six months ended June 30, 2006 and 2005.

NOTE 13 - STATUTORY RESERVE

In accordance with the Chinese Company Law, the company has allocated 10% of its annual net income, amounting $0 as statutory reserve for the six months ended June 30, 2006 and 2005.

NOTE 14 - RISK FACTORS

Vulnerability Due To Operations In PRC

The Company's operations may be adversely affected by significant political, economic and social uncertainties in the PRC.

Substantially all of the Company's business activities are transacted in RMB, which is not freely convertible. The People's Bank of China or other banks are authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. Approval of foreign currency payments by the People's Bank of China or other institutions requires submitting a payment application form together with supplier's invoices, shipping documents and signed contracts.

          CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           JUNE 30, 2006 AND 2005

NOTE 14 - RISK FACTORS (Continued)

Concentration Of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk is primarily cash. As of June 30, 2006 and 2005, substantially all of the Company's cash was managed by financial institutions.

The Company had 3 major vendors who provided over 10% of the Company's raw materials for the six months ended June 30, 2006 and 2005. Total purchases from these vendors were 15% and 13% of the Company's total raw materials purchases for the six months ended June 30, 2006 and 2005, respectively. The payable balance to these vendors amounted to $78,945 and $8,745 at June 30, 2006 and 2005, respectively.

The Company had one major customer who accounted for 12% and 7% of the net revenue for the six months ended June 30, 2006 and 2005, respectively. The total receivable balance due from this customer was $215,472 and $43,497 at June 30, 2006 and 2005, respectively.

The Company exports its products to USA and European countries. Total export sales amounted to $5,874,022 and $6,009,493 for the six months ended June 30, 2006 and 2005, respectively.


NOTE 15 - SUBSEQUENT EVENT

On July 18, 2006, Dickie Walker Marine Inc. changed the name of the Company to China Stationery and Office Supply, Inc. These financial statements reflect the new name of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Proviso Regarding Forward-Looking Statements

     This "Management's Discussion and Analysis of Financial Condition and Results of Operation" includes certain forward-looking statements. It contains forward-looking statements that involve risk and uncertainties. The predictions described in these statements may not materialize if management's current expectations regarding our future performance prove incorrect. The forward-looking statements contained herein speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

     Overview

     Previously, the Company was engaged in the manufacture, marketing and distribution of authentic lines of nautically inspired apparel, gifts and decorative items. In September of 2004, the previous management of the Company re-evaluated its business model and fiscal projections for 2005, determined that it would no longer be able to continue as a viable business, and concluded that the best alternative was to pursue the acquisition of a company seeking to become a publicly-traded company through a "reverse merger".

     In May 2006, the Company acquired 90% of the capital stock of Ningbo Binbin Stationery Co., Ltd., ("Binbin") a corporation located in the People's Republic of China. As a result of the acquisition, the Company is now engaged in the manufacture and distribution of office supplies and related products.

     Founded in 1989, Binbin primarily engages in the manufacture and distribution of office supplies and related products. In 2001, with the approval from the Ministry of Foreign Trade and Economic Cooperation, Binbin established the first privately owned import/export company in Ninghai City. In 2004 Binbin terminated the operations of that subsidiary, and brought the entire international sales effort under the control of its in-house marketing department. Binbin now exports 80% of its products to over 30 countries and regions.

     Binbin is located in Ninghai City, Zhejiang Province, China. Ninghai city is known as China's "Stationery Production Base," with annual office product production exceeding 2.56 billion yuan ($320 million). This accounts for 15% of the total industry output of the city. Binbin, therefore, is able to draw from an experienced labor pool and has ready access to raw materials and components for office supply manufacturing.

     On July 18, 2006, the Company filed an amendment to its Certificate of Incorporation to effect the following changes:

     * to change the name of the Company to "China Stationery & Office Supply, Inc."

     * to effect a five-for-thirty two (5:32) reverse stock split of the outstanding shares of Common Stock.

     In connection with those corporate changes, the trading symbol for the Company's Common Stock was changed to "CSOF.OB."

     Results of Operations

     In the late 1990s Binbin initiated its current focus on export sales.
In order to develop a substantial market presence, Binbin offered the maximum number of products at highly competitive prices. The effort was successful, as Binbin has established a firm market position in over 30 countries on five continents. Based on that foundation, Binbin in 2005 began to refocus its attention to the bottom line. During 2005 Binbin consciously began to systematically eliminate the lower margin products from its catalog. The result was a 9.6% reduction in sales from 2004 to 2005. However, because sales in 2005 produced a gross margin of 11.0%, compared to a gross margin of 10.3% in 2004, the 9.6% reduction in sales led to only a 2.8% reduction in gross profit from 2004 to 2005.

     The efficiency program initiated in 2005, with its focus on higher margin sales to more credit-worthy customers, affected sales in the six months ended June 30, 2006 similar to its effect on 2005. Sales in the recent six month period were 18% lower than in the first six months of 2005. The profit margin on sales increased, however, from 13.0% in the first six months of 2005 to 14.1% in the first six months of 2006. The result of that increased margin was that the 18% reduction in sales causes gross profit to fall by only 10.3% from period to period.

     As part of the same focus on profitability, Binbin in 2005 significantly increased the credit requirements that it imposes on customers. While this has contributed to the reduction in year-to-year sales, the result has been a substantial increase in the collection rate on Binbin's accounts receivable.
In the past twelve months, Binbin's collection experience had improved sufficiently that it was able to reduce by 51% (from $472,688 to $233,828) the allowance for doubtful accounts that it applies to the accounts receivable reported on Binbin's balance sheet. Over the long-term, the improvement in the quality of its accounts will enable Binbin to devote less of its resources to collections efforts, which will have a beneficial effect on general and administrative costs.

     The efficiency program implemented in 2005 began to show a significant impact on overall profitability in the first six months of 2006. Due to the increased efficiency of operations, Binbin's operating expenses decreased by 25.4% from first six months of 2005 to the first six months of 2006. Manage-ment expects that this improvement in overall efficiency to continue through 2006 and the future. At the same time, however, the costs attendant to being a U.S. public company will partially offset the improvements in operational efficiency until growth in revenue reduces the relative significance of those expenses. In addition, the Company's need for capital to fund growth may cause interest expense to erode the benefits of overall efficiency.

     The recent decision of the Chinese government to allow its currency to float within a limited range against the Dollar has not had sufficient impact on the value of the Yuan to significantly affect Binbin's export sales. The U.S., however, has been strongly urging China to further liberalize its currency policies. If the Chinese government does allow the Yuan to increase in value versus the U.S. Dollar, there will be an adverse effect on Binbin's export sales. Binbin currently prices its export sales in U.S. Dollars and does not engage in any significant hedging activities. A devaluation of the Dollar will require Binbin to choose between lower profit margins on export sales or increased prices, which would lover sales volume.

     Liquidity and Capital Resources

     At June 30, 2006 the Company had a working capital deficit of $3,085,704. The primary reason for the working capital deficit was the fact that the entire $7,387,113 in loans payable by Binbin to its banks is recorded as a current liability, since the banks fund Binbin by purchasing its short-term notes. Binbin has been borrowing from these banks for many years, however, and does not expect its credit to be reduced. Accordingly, the deficit created by the mis-alliance of a current liability with the long-term assets that it purchased is not expected to interfere with Binbin's ability to carry on operations.

     The working capital deficit was increased in 2006 by the fact that the Company purchased Binbin from its shareholders in exchange for a short-term note. At June 30, 2006 $807,804 was due on that note. The notes are due to our Chairman, Mr. Wei, and his daughter, and are recorded as a current liability because the notes are payable on demand. We do not expect the notes to inter-fere with Binbin's operations, as Mr. Wei will forego payment until the Company has adequate financial resources.

     Since the beginning of 2006, Binbin has reduced its accounts payable by $1,214,298. The reduction in accounts payable has been financed primarily by advances that Binbin received from its customers totaling $1,094,213. The benefit of reducing Binbin's accounts receivable in this fashion is that it will improve Binbin's liquidity and enable it to negotiate better terms with its vendors. The disadvantage of applying customer deposits to this purpose is that it will have a negative effect on future cash flow, as Binbin will be required to fund the deliver of product to customers who provided advances without a corresponding receipt of cash.

     Binbin has sufficient capital resources and borrowing power to fund its current operations indefinitely. During 2006, however, Binbin plans to incur a substantial capital expense for the purpose of developing a facility for the production of paper products. Management believes that the long-term benefit of a captive source of paper products will be considerable. The project, how-ever, will require Binbin to obtain additional financing, which will result either in increased interest expenses or the sale of additional capital. At this time the Company has no commitments from any source to fund the develop-ment of the paper facility.

     Risk Factors That May Affect Future Results

     You should carefully consider the risks described below before buying our common stock. If any of the risks described below actually occurs, that event could cause the trading price of our common stock to decline, and you could lose all or part of your investment.

              I.  RISKS ATTENDANT TO OUR BUSINESS

     INCREASED INTEREST RATES IN CHINA WOULD HAVE A NEGATIVE EFFECT ON OUR OPERATIONS.

     Binbin is highly leveraged. Our current liabilities substantially exceed our current assets, and consist primarily of short-term debt to Chinese banks. Currently we pay relatively low interest rates on these debts (3.9% to 5.6%). The government of China, however, is considering implementing policies aimed at controlling the growth of the Chinese economy. These policies would result in significantly higher interest rates. If that were to occur, or if other factors caused an increase in interest rate, our expenses would increase significantly, which could eliminate our profitability.

     IF THE YUAN IS ALLOWED TO FLOAT FREELY AGAINST THE U.S. DOLLAR, OUR PROFITS WILL BE REDUCED.

     Approximately 80% of our sales are made outside of China. Our export sales are priced in Dollars. If the value of the Dollar relative to the Yuan is reduced, our profits will be reduced.

     OUR BUSINESS AND GROWTH WILL SUFFER IF WE ARE UNABLE TO HIRE AND RETAIN KEY PERSONNEL THAT ARE IN HIGH DEMAND.

     Our future success depends on our ability to attract and retain highly skilled engineers, draftsmen, and technicians, as well as sales personnel experienced in international sales. Qualified individuals are in high demand in China, and there are insufficient experienced personnel to fill the demand. Therefore we may not be able to successfully attract or retain the personnel we need to succeed.

     WE MAY HAVE DIFFICULTY ESTABLISHING ADEQUATE MANAGEMENT AND FINANCIAL CONTROLS IN CHINA.

     The People's Republic of China has only recently begun to adopt the management and financial reporting concepts and practices that investors in the United States are familiar with. We may have difficulty in hiring and retaining employees in China who have the experience necessary to implement the kind of management and financial controls that are expected of a United States public company. If we cannot establish such controls, we may experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. standards.

     CAPITAL OUTFLOW POLICIES IN CHINA MAY HAMPER OUR ABILITY TO PAY DIVIDENDS TO SHAREHOLDERS IN THE UNITED STATES.

     The People's Republic of China has adopted currency and capital transfer regulations. These regulations require that we comply with complex regulations for the movement of capital. Although Chinese governmental policies were introduced in 1996 to allow the convertibility of RMB into foreign currency for current account items, conversion of RMB into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange. We may be unable to obtain all of the required conversion approvals for our operations, and Chinese regulatory authorities may impose greater restrictions on the convertibility of the RMB in the future. Because most of our future revenues will be in RMB, any inability to obtain the requisite approvals or any future restrictions on currency exchanges will limit our ability to fund our business activities outside China or to pay dividends to our shareholders.

     WE HAVE LIMITED BUSINESS INSURANCE COVERAGE.

     The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products, and do not, to our knowledge, offer business liability insurance. As a result, we do not have any business liability insurance coverage for our operations. Moreover, while business disruption insurance is available, we have determined that the risks of disruption and cost of the insurance are such that we do not require it at this time. Any business disruption, litigation or natural disaster might result in substantial costs and diversion of resources.

              II.  RISKS ATTENDANT TO OUR MANAGEMENT

     OUR BUSINESS DEVELOPMENT WOULD BE HINDERED IF WE LOST THE SERVICES OF OUR CHAIRMAN.

     Wei Chenghui is the Chief Executive Officer of China Stationery and Office Supply, Inc. and of its operating subsidiary, Ningbo Binbin Stationery Co.,
Ltd. Mr. Wei is responsible for strategizing not only our business plan but also the means of financing it. If Mr. Wei were to leave Binbin or become unable to fulfill his responsibilities, our business would be imperiled. At the very least, there would be a delay in the development of Binbin until a suitable replacement for Mr. Wei could be retained.

     WE ARE NOT LIKELY TO HOLD ANNUAL SHAREHOLDER MEETINGS IN THE NEXT FEW
YEARS.

     Management does not expect to hold annual meetings of shareholders in the next few years, due to the expense involved. The current members of the Board of Directors were appointed to that position by the previous directors. If other directors are added to the Board in the future, it is likely that the current directors will appoint them. As a result, the shareholders of the Company will have no effective means of exercising control over the operations of the Company.

     YOUR ABILITY TO BRING AN ACTION AGAINST US OR AGAINST OUR DIRECTORS,
OR TO ENFORCE A JUDGMENT AGAINST US OR THEM, WILL BE LIMITED BECAUSE WE CONDUCT ALL OF OUR OPERATIONS IN CHINA AND BECAUSE MOST OF OUR MANAGEMENT RESIDES OUTSIDE OF THE UNITED STATES.

     We conduct all of our operations in China through our wholly-owned subsidiary. All but one of our directors and officers reside in China and all of the assets of those Chinese residents are located outside of the United States. As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in the United States in the event that you believe that your rights have been infringed under the securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the United States and of China may render you unable to enforce a judgment against our assets or the assets of our directors.

Off-Balance Sheet Arrangements

     Neither the Company nor any of its subsidiaries have engaged in any off-balance sheet transactions since its inception.

Item 3. Controls and Procedures.

     (a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rules 13a-15e and 15d-15e) as of the end of the period covered by this report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

     (b) Changes in internal controls. During the fiscal quarter covered by this quarterly report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

     None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     In May 2006 the Company issued a total of 1,584,826 shares of common stock and 500,000 shares of Series A Preferred Stock to the shareholders of China Stationary and Office Supply, Inc. The shares were issued in exchange for the capital stock of China Stationary and Office Supply, Inc. The sales were exempt pursuant to Section 4(2) of the Act since the sales were not made in a public offering and were made to individuals who had access to detailed information about the Company and were acquiring the shares for their own accounts. There were no underwriters.

Item 3.  Defaults upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits

     (a) Exhibits

     31.1 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     32.1 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                           CHINA STATIONERY AND OFFICE SUPPLY, INC.


Date: August 21, 2006.     By: /s/ Wei Chenghui
                           ---------------------------------------------------
                           Wei Chenghui
                           Chief Executive Officer and Chief Financial Officer