Form 10QSB
period 2006-09-30
China Stationery & Office Supply, Inc.
filed 2006-11-13
CIK 1138724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

COMMISSION FILE NUMBER: 0-49819

_CHINA STATIONERY AND OFFICE SUPPLY INC
(Name of Small Business Issuer in its Charter)

Delaware	33-0931599
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

c/o Ningbo Binbin Stationery Qiaotouhu Industrial Park Ninghai, Zhejiang Province 315611 P.R. China
(Address of Principal Executive Offices)

ISSUER 'S TELEPHONE NUMBER, INCLUDING AREA CODE:   011-86-65160858

American Union Securities, Inc. Attention: China Stationery & Office Supply 100 Wall Street, 15th Floor, New York, NY 10005
(Agent Contact Information) Agent’s Telephone number: 212-232-0120

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒.

The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at November 10, 2006 was 11,988,752.

Transitional Small business Disclosure Format (Check one): Yes ☐; No ☒.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

ASSETS

SEPTEMBER 30,
2006
CURRENT ASSETS
Cash and cash equivalents	$ 979,788
Accounts receivable, net	2,192,151
Inventories	6,341,784
Advances to vendors	100,102
Prepaid expenses and sundry current assets	331,526
Total Current Assets	9,945,351

PROPERTY AND EQUIPMENT, NET	6,954,580

OTHER ASSETS, NET
Intangible assets, net	1,054,459
Total Assets	$17,954,390

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 3,350,841
Short term bank loans	7,519,253
Notes payable	807,804
Advances from customers	1,432,067
Other payables, net	69,349
Total Current Liabilities	13,179,314

SHAREHOLDERS’ EQUITY
Preferred stock - $.001 per value, 2,000,000 shares
authorized and 500,000 shares issued and outstanding	500
Common stock, par value $.001, 50,000,000 authorized
11,987,427 shares issued and outstanding	11,987
Additional paid-in capital	1,653,824
Retained earnings	2,360,258
Statutory reserve	551,849
Accumulated other comprehensive income	196,658
Total Shareholders’ Equity	4,775,076

Total Liabilities and Shareholders' Equity	$17,954,390

See notes to consolidated financial statements.

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	SEPTEMBER 30,		SEPTEMBER 30,
	2006	2005	2006	2005

NET SALES	$4,964,047	$12,791,203	$16,403,497	$26,750,606

COST OF GOODS SOLD	4,481,991	11,918,539	14,299,006	24,069,674

GROSS PROFIT	482,056	872,664	2,104,491	2,680,932

OPERATING EXPENSES
Selling, general and administrative expenses	479,563	768,627	1,529,646	2,176,977

INCOME FROM OPERATIONS	2,493	104,037	574,845	503,955

OTHER INCOME (EXPENSE)
Interest income (expense), net	(43,089)	(139,154)	(366,224)	(446,972)
Other income (expense), net	65,507	5,183	59,664	5,474

Total Other Income (Expense)	22,418	(133,971)	(306,560)	(441,498)

INCOME (LOSS) BEFORE PROVISION FOR
INCOME TAXES	24,911	(29,934)	268,285	62,457

PROVISION FOR INCOME TAXES	-	6,791	-	35,485

NET INCOME (LOSS)	24,911	(36,725)	268,285	26,972

OTHER COMPREHENSIVE INCOME
Unrealized gain on foreign currency exchange	-	-	-	-

COMPREHENSIVE INCOME
	$ 24,911	$ (36,725)	$ 268,285	$ 26,972

EARNINGS PER SHARE
Basic and diluted	$ 0.00	$ (.01)	$ .03	$ .01

Weighted Average Shares Outstanding
Basic and diluted	10,187,140	4,301,806	9,465,699	4,301,806

See notes to consolidated financial statements.

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	SEPTEMBER 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 268,285	$ 26,972
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	360,691	260,516
Loss on disposal of fixed assets	6,597	-
Changes in assets and liabilities:
Accounts receivable, net	284,845	97,086
Inventories	(846,189)	(373,937)
Advance to vendors	(62,204)	97,204
Other receivables, net	281,074	(854,689)
Prepaid expenses and sundry current assets	(92,794)	(93,641)
Accounts payable and accrued expenses	(551,265)	(2,135,771)
Advances from customers	1,593,634	3,519,256
Taxes and sundry current liabilities	(619,138)	99,506
Total Adjustments	355,251	615,530

NET CASH PROVIDED BY OPERATING ACTIVITIES	623,536	642,502

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(594,367)	(455,915)
Payments to minority shareholders	(180,000)	-
Additions to intangible assets	(22,556)	(285,678)
Net Cash Used In Investing Activities	(796,923)	(741,593)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances or repayments of bank loans, net	(476,857)	(725,948)
Contributed capital	455,811	-
Net Cash Used In Financing Activities	(21,046)	(725,948)

EFFECT OF FOREIGN CURRENCY TRANSLATION	49,667	24,632

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(194,433)	(800,407)

CASH AND CASH EQUIVALENTS – BEGINNING	1,124,554	2,440,506

CASH AND CASH EQUIVALENTS – END	$ 979,788	$1,640,099

See notes to consolidated financial statements.

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

On May 26, 2006, China Stationery and Office Supply, Inc. (the “Company”) completed a share exchange, in which the Company acquired 100% of the outstanding common stock of a Delaware corporation (the “Domestic Subsidiary”).  The transaction was treated as a reverse merger.  Accordingly, the Domestic Subsidiary is treated as the continuing entity for accounting purposes and the historical financial information prior to the merger is that of the Domestic Subsidiary and its subsidiaries.

On January 8, 2006, the Domestic Subsidiary acquired 90% of the stock of Ningbo Binbin Stationery Co., Ltd. (“Binbin”) for $987,804.  The Domestic Subsidiary made an initial payment of $180,000 on March 22, 2006 and issued non-interest bearing notes for the remaining balance of $807,804 to the shareholders of Binbin.  Binbin was organized on January 29, 1998 under the laws of the People’s Republic of China (“PRC”).  Binbin’s primary business is to develop, manufacture and market office supplies including stationary, hole punchers, staplers, pens and pencils, rubber stamps, felt markers, and numerous other items which are sold through a worldwide network of distributors in the People’s Republic of China.  On July 27, 2001, Binbin and its majority shareholder formed Ningbo Binbin Style Commodity Co., Ltd (“NBSC”) under the laws of the PRC.  The primary business of NBSC is to manufacture and sell special office supplies and promotion products in the PRC.  It is 90% owned by the Binbin.  As a result of majority ownership by the Company, the operating results of Binbin and NBSC are included in the consolidated results of the Company.

NOTE 2 – BASIS OF PRESENTATION

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

NOTE 3 - ACCOUNTS RECEIVABLE

The Company extends to certain customers credit terms up to 12 months.  Management performs periodic reviews of the ages of accounts receivables and customer payment patterns.  Reserves are made when accounts are deemed uncollectible and recorded primarily on a specific identification basis.  The allowance for doubtful accounts amounted to $ 233,828  at September 30, 2006.

NOTE 4 - INVENTORIES

A summary of the components of inventories at September 30, 2006 is as follows:

Raw materials	$ 3,530,359
Work in process	2,011,922
Finished goods	799,503

Total	$ 6,341,784

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

NOTE 5 - PROPERTY AND EQUIPMENT

A summary of property and equipment at September 30, 2006 is as follows:

Building	$ 4,998,296
Manufacturing equipment	2,696,065
Office equipment and furniture	538,267
Vehicles	584,831
8,817,459
Accumulated depreciation	(1,862,879)
Total	$6,954,580

Depreciation expense for the nine months ended September 30, 2006 and 2005 was $360,691 and $260,516, respectively.

NOTE 6 - ADVANCES FROM CUSTOMERS

Advances from customers are interest free and unsecured.  At September 30, 2006 the advances from customers were $1,432,067.

NOTE 7 - INTANGIBLE ASSETS

Net intangible assets at September 30, 2006 were as follows:

Rights to use land	$ 1,163,945
Accumulated amortization	(109,486)
$ 1,054,459

The Company's office and manufacturing site is located in Qiaotouhu Street Scene, Ninghai Zhejiang China.  The Company leases land per a real estate contract with the government of People's Republic of China for a period from November 2001 through November 2051. Per the People's Republic of China's governmental regulations, the Government owns all land.

The Company has recognized the amounts paid for the acquisition of rights to use land as intangible asset (“Rights to use land”) and is amortizing the asset over a period of fifty years.

Amortization expense for the Company’s intangible assets for the nine months ended September 30, 2006 and 2005 amounted to $ 16,720 and $ 16,560, respectively.

Amortization expense for the Company’s intangible assets over the next five fiscal years is estimated to be:

2007

$  22,294

2008

22,294

2009

22,294

2010

22,294

2011

    22,294

Total

$111,470

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at September 30, 2006:

Accounts payable………………………..	$3,161,947
Accrued payroll…………………………..	188,894
$3,350,841

NOTE 9 – SHORT-TERM BANK LOANS

The Company borrowed funds from several financial institutions to meet its working capital requirements.  These borrowings are short term in nature and are secured by the Company’s assets and bear interest from 3.915% to 5.580%.

NOTE 10 – STOCKHOLDERS’ EQUITY

Upon completion of the reverse merger as of May 26, 2006, in addition to outstanding 6,585,126 shares of common stock, Dickie Walker issued 10,142,889 shares of common stock and 500,000 shares of series A preferred stock to the shareholders of China Stationery and Office Supply, Inc..

The series A preferred stock will be convertible into common stock at a rate of 120 shares of common stock for each share of series A preferred stock.

On June 26, 2006, the Board of Directors approved a 5-for-32 reverse stock split of the Company’s outstanding shares of common stock.  The reverse stock split became effective on July 18, 2006.  All share and per share information included in these consolidated financial statements have been adjusted to reflect this reverse stock split.

NOTE 11 - SEGMENT REPORTING

Under SFAS 131, the Company has two reportable segments: Ningbo Binbin Stationery Co., Ltd (“Stationery”) and Ningbo Binbin Style Commodity Co., Ltd (“Style”).  Following is a summary of segment information for the nine months September 30, 2006 and 2005:

Nine months ended September 30, 2006:

	Stationery	Style	Total
Revenue	$15,197,113	$ 1,206,384	$16,403,497
Operating income (loss)	589,510	(14,665)	574,845
Net Income (Loss)	291,653	(23,368)	268,285
Total Assets	15,026,013	2,928,377	17,954,390
Capital Expenditure	586,896	7,471	594,367
Depreciation and amortization	324,650	36,041	360,691
Interest expense	361,829	4,395	366,224

Nine months ended September 30, 2005:

	Stationery	Style	Total
Revenue	$26,135,181	$ 615,425	$26,750,606
Operating income (loss)	548,995	(45,040)	503,955
Net Income (Loss)	72,270	(45,298)	26,972
Total Assets	20,426,338	2,331,274	22,757,612
Capital Expenditure	393,487	62,428	455,915
Depreciation and amortization	228,909	31,607	260,516
Interest expense	446,492	480	446,972

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

NOTE 12 – SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $366,224 and $446,972 for interest and $ -0- and $35,485 for income tax during the nine months ended September 30, 2006 and 2005, respectively.

NOTE 13 - STATUTORY COMMON WELFARE FUND

As stipulated by the Company Law of the People’s Republic of China (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

(i)

Making up cumulative prior years’ losses, if any;

(ii)

Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital;

(iii)

Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's “Statutory common welfare fund”, which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees; and

(iv)

Allocations to the discretionary surplus reserve, if approved in the shareholders’ general meeting.

The Company established a reserve for the annual contribution of 5% of net income to the welfare fund in 2006 and 2005. The amount included in the statutory reserve was $ -0- for the nine months ended September 30, 2006 and 2005, respectively.

NOTE 14 - STATUTORY RESERVE

In accordance with the Chinese Company Law, the company has allocated 10% of its annual net income, amounting to $ -0- as statutory reserve for the nine months ended September 30, 2006 and 2005, respectively.

NOTE 15 – INCOME TAXES

Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the unexpected future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect in the People’s Republic of China for the periods in which the differences are expected to reverse.  Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes.  A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets and liabilities, respectively.  Therefore, there are no deferred tax assets or liabilities for the year ended December 31, 2005.

Since the Company’s Chinese subsidiaries (“Binbin” and “NBSC”) are Sino-US joint venture enterprises, under the Chinese tax regulation, they are exempt from corporate income tax.  Accordingly, the Company has not accrued income tax for these subsidiaries for the nine months ended September 30, 2006.

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

NOTE 16 - RISK FACTORS

VULNERABILITY DUE TO OPERATIONS IN PRC

The Company’s operations may be adversely affected by significant political, economic and social uncertainties in the PRC.

Substantially all of the Company’s business activities are transacted in RMB, which is not freely convertible.  The People’s Bank of China or other banks are authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China.  Approval of foreign currency payments by the People’s Bank of China or other institutions requires submitting a payment application form together with supplier’s invoices, shipping documents and signed contracts.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentration of credit risk is primarily cash.

No single vendor accounted for more than 5% of the Company’s raw material purchases during the nine months ended September 30, 2006 and 2005, respectively.

There were two customers which accounted for approximately 12% of the Company’s total sales during the nine months ended September 30, 2006.  During the nine months ended September 30, 2005, however, there were three customers which in aggregate accounted for approximately 15% of the Company’s total sales.

The Company’s revenue is heavily dependent on export sales to USA and European countries. Total export sales amounted to $12,547,166 (approximately 76% of total sales) and $23,799,504 (89% of total sales) for the nine months ended September 30, 2006 and 2005, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Proviso Regarding Forward-Looking Statements

This “Management’s Discussion and Analysis of Financial Condition and Results of Operation” includes certain forward-looking statements. It contains forward-looking statements that involve risk and uncertainties. The predictions described in these statements may not materialize if management’s current expectations regarding our future performance prove incorrect. The forward–looking statements contained herein speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

Prior to acquiring a listing on the OTC Bulletin Board in June of 2006, Binbin had established itself through a period of 15 years as one of the top stationery manufacturers in China. It was recognized by Forbes China in 2004 and 2005 as one of the “Top 100 Growth Potential Small and Medium sized private enterprises”.

The Company’s product line consists of four categories which include traditional office stationery and supplies, electric office supplies, office peripheral devices and furniture, and teaching aids. Traditional office supplies include manual staplers, staple removers, pencil sharpeners, hole punchers, rubber stamps, correctional tape, pens, and paper stationery sets. Electric office supplies include electric staples, electric hole punchers, electric paper shredders, electric pencil sharpeners, and vacuum cleaners. Office peripherals include desktop organizers, drawer organizers, bookends, desktop computer accessories, and partition accessories. Teaching aids include protractors, triangles of assorted degrees including 45-degree, 60-degree, and 90-degree, compass sets and additional drafting supplies.

In the late 1990s, the Company began to focus its business model on export sales. It offered the maximum number of products at highly competitive prices. The effort was successful as it established market presence in over 30 countries in five continents. In 2001, the Company became the first private company in Ningbo and among the first in China to obtain approval from the Ministry of Foreign Trade and Economic Cooperation to establish its own import/export company. Its notable foreign customers include Tesco Stores Ltd. (UK), Elmer’s Products, Inc. (US), Daiso Japan, and Romeo Maestri Figli S.p.A. (Italy). For the nine months ended September 30, 2006, total export sales accounted for $12,547,166 or approximately 76.4% of total sales.

Results of Operations

Net sales for the nine month period ending September 30, 2006 decreased by $10,347,109 or 38.6% compared to the same period in 2005. For the three months ending September 30, 2006, net sales decreased by $7,827,156 or 61.1% compared to the same period in 2005.  There were two primary reasons for the decreases:

   1.

During 2005 Binbin began to actively shift its focus toward higher margin products, including office peripherals and electric office supplies. Several traditional office supply lines have been undergoing phase outs or have been discontinued entirely.

   2.

In 2005 the Company became a supplier for the United Nations Children’s Fund (UNICEF). During 2005, UNICEF accounted for $7 million of the Company’s total net sales. During the nine months ended September 30, 2006, the Company did not receive a single order from UNICEF. However, UNICEF’s purchase order was received on October 20, 2006. Therefore, the sales resulting from this approximately $9 million order for stationery supplies will be reflected in the fourth quarter of 2006 or the first quarter of 2007, depending upon when UNICEF takes delivery of the products.

As a result of the large decreases in net sales, gross profit decreased by $576,441 or 21.5% in the nine months ended September 30, 2006 and $390,608 or 44.7% in the three months ended September 30, 2006. However, despite the large decreases in net sales and gross profit, net income for the nine months ending September 30, 2006 increased by $241,313 or 894%. Net income for the three months ending September 30, 2006 increased to $24,911 compared to a net loss of $36,725 for the same period in 2005. The primary reason for the improvement was the increased efficiency of the Company’s operations, specifically:

    1.

The Company has substantially improved quality of accounts that it maintains. This enables the Company to allocate significantly less resources to collection efforts, thereby reducing general and administrative costs. Allowance for doubtful accounts has been reduced by 51% from $472,688 for the nine months ended September 30, 2005 to $233,828 for the same period in 2006. Based on this experience, the Company’s management plans to execute a revised credit requirement strategy to target more credit worthy and upscale business customers in North America, Europe, and Japanese and Korean markets.

    2.

Overall increases in the efficiency of operations have resulted in decreases in the Company’s operating expenses. For the three and nine months ended September 30, 2006, operating expenses decreased by $289,064 (37.6%) and $647,331 (29.7%) respectively.

During the coming year, the Company expects to substantially increase expenditure into research and development. By working cooperatively with such research institutions as Zhejiang University and Ningbo University, the Company anticipates increases in cycle times of new product introduction along with improving product efficiency.  The Company expects to increase research and development expenditures to over $1 million by year end 2007.  This will have a near-term adverse effect on profits, but should secure the Company a strong competitive position for the future.

The recent decision of the Chinese government to allow its currency to float within a limited range against the Dollar has not had sufficient impact on the value of the Yuan to significantly affect Binbin's export sales.  The U.S., however, has been strongly urging China to further liberalize its currency policies.  If the Chinese government does allow the Yuan to increase in value versus the U.S. Dollar, there will be an adverse effect on Binbin's export sales. Binbin currently prices its export sales in U.S. Dollars and does not engage in any significant hedging activities.  A devaluation of the Dollar will require Binbin to choose between lower profit margins on export sales or increased prices, which would lower sales volume.

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

The People’s Republic of China has only recently begun to adopt the management and financial reporting concepts and practices that investors in the United States are familiar with.  We may have difficulty in hiring and retaining employees in China who have the experience necessary to implement the kind of management and financial controls that are expected of a United States public company.  If we cannot establish such controls, we may experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. standards.

Capital outflow policies in China may hamper our ability to pay dividends to shareholders in the United States.

The People’s Republic of China has adopted currency and capital transfer regulations. These regulations require that we comply with complex regulations for the movement of capital. Although Chinese governmental policies were introduced in 1996 to allow the convertibility of RMB into foreign currency for current account items, conversion of RMB into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange. We may be unable to obtain all of the required conversion approvals for our operations, and Chinese regulatory authorities may impose greater restrictions on the convertibility of the RMB in the future. Because most of our future revenues will be in RMB, any inability to obtain the requisite approvals or any future restrictions on currency exchanges will limit our ability to fund our business activities outside China or to pay dividends to our shareholders.

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

Item 3. Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures.  Our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15e and 15d-15e) as of the end of the period covered by this report (the “Evaluation Date”), concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

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

None.

Item 6. Exhibits

(a) Exhibits

31.1 – Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 – Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

CHINA STATIONERY AND OFFICE SUPPLY, INC.

Date: November 10, 2006.

By: /s/ Wei Chenghui

Wei Chenghui

Chief Executive Officer and Chief Financial Officer