Form 10KSB
period 2006-12-31
China Stationery & Office Supply, Inc.
filed 2007-04-17
CIK 1138724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark one)

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

or

| |	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number: 0-49819

CHINA STATIONERY AND OFFICE SUPPLY, INC.
(Exact name of small business issuer in its charter)

Delaware	33-0931599
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Qiaotouhu Industrial Park, Ninghai, Zhejiang Province, P.R. China	315611
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: 86-651-60858

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes |   |   No |X|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

The issuer’s revenues for its most recent fiscal year were $27,719,814.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 13, 2007 was $3,620,543.

The number of shares outstanding of the issuer’s common stock, as of April 13, 2007 was 11,987,427.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one): Yes |   |    No |X|

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains certain forward-looking statements regarding China Stationery, its business and its financial prospects. These statements represent Management’s present intentions and its present belief regarding the Company’s future. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report. A number of those risks are set forth in the section of this report titled “Managements Discussion and Analysis - Risk Factors That May Affect Future Results.”

Because these and other risks may cause China Stationery’s actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward-looking statements that appear in this Report. Readers should also take note that China Stationery will not necessarily make any public announcement of changes affecting these forward-looking statements, which should be considered accurate on this date only.

ITEM 1.	DESCRIPTION OF BUSINESS

China Stationery and Office Supply, Inc. (“China Stationery”) is a holding company with only one asset: shares in Ningbo Binbin Stationery Co., Ltd. (“Binbin”) that represent 90% of the registered capital of that company. The remaining 10% of Binbin is owned by our Chairman, Wei Chenghui, and his family. .

Ningbo Binbin Stationery Co., Ltd. is a private company located in Ninghai City, Zhejiang Province, China. Founded in 1989, Binbin primarily engages in the manufacture and distribution of office supplies and related products. In 2001, with the approval from the Ministry of Foreign Trade and Economic Cooperation, Binbin established the first privately owned import/export company in Ninghai City. In 2004 Binbin terminated the operations of that subsidiary, and brought the entire international sales effort under the control of its in-house marketing department. Binbin now exports 80% of its products to over 30 countries and regions.

Binbin is located in Ninghai City, Zhejiang Province, China. Ninghai city is known as China’s “Stationery Production Base,” with annual office product production exceeding 2.56 billion yuan ($320 million). This accounts for 15% of the total industry output of the city. Binbin, therefore, is able to draw from an experienced labor pool and has ready access to raw materials and components for office supply manufacturing.

Binbin implemented its quality control certification systems in 1999. Binbin passed the ISO 9002 certification in March 2001, and changed to the ISO9001:2000 quality management system in 2003. It also passed the ISO 4001 environmental quality management certification in 2004.

Products

Binbin manufactures and markets high volume consumable and durable office products which include staplers, seals, pencil sharpeners, correction tapes, hole-punchers, stamps, paper cutters, folders and other office related products. Binbin produces 50 series and over 1500 lines of products grouped in three categories: consumables, durables and pens.

Binbin has only in the past three years entered the market for pens. In 2002, Chinese pen producers sold a total of $840 million in pen products, a 20% increase from 2001. By adding this product line to its existing sales channel, Binbin hopes to participate in the growth of this market sector.

Binbin manufactures the majority of the products it sells. Its pen products and paper products, which represent approximately 20% of its sales, are manufactured for Binbin on a private label basis by a number of vendors. There are no such vendors who are essential to Binbin’s success.

The primary raw materials used by Binbin are plastics (representing 26% of annual expenses), steel (25%) and packing boxes (15%). None of the raw materials used by Binbin are specialty items, and Binbin has a ready supply of all raw materials. During 2006, however, the price of certain metals used by Binbin increased substantially, which had a negative effect on our profits.

Research and Development

Binbin has over 100 technical specialists engaged in product development and R&D. Every year, Binbin develops and markets more than 100 new products. The products have won international market share with their design, superior quality, and competitive prices. Binbin currently holds 40 patents and has 17 patent applications pending.

In 2006 Binbin spent 4,800,000 RMB ($600,000) on research and development. In 2005 Binbin spent 4,300,000 RMB ($540,000) on research and development. Binbin expects to increase its research and development expenses by about 8% in 2007, as continual innovation is necessary to maintain Binbin’s competitive position in the office supply market.

In the late 1990’s, Binbin introduced a type of environmentally friendly correction tape. In 1999 the correction tape became a leading product in the domestic market and generated substantial international sales as well. That product helped to establish Binbin’s reputation for innovation in office supplies.

Marketing

Binbin sells its products both domestically and internationally. Exports, however, accounted for over 87% of total sales in 2006. Binbin employs a team of over 100 people dedicated to the development of international business. Binbin has registered trademarks in more than 30 countries.

One key to Binbin’s success in export sales has been its ability to establish brand loyalty. Binbin’s strategy of introducing 100 new products each year succeeds only because a well-established customer base is drawn to Binbin products as a class, whether the product is a staple or an innovation. Binbin maintains that loyalty through a program of brand promotion to targeted international markets. Binbin invests 3-5 million RMB each year on various trade shows at home and abroad to promote Binbin products, meet old and new customers, and collect information on new products and the latest market trends.

Besides utilizing its own sales network and channels, Binbin has established partnerships with dealers and agents at home and abroad. Domestically, Binbin currently has over 20 dealers and agents in Zhejiang, Shanghai, Jiangshu, Guangdong, Shandong, and other coastal provinces and the Hong Kong Special Administration Region. Internationally, Binbin has dealers and agents in over 30 countries and regions such as Ukraine, Russia, Iran, Nigeria, Indonesia, Venezuela, Korea, and Mexico. This combination of direct sales and agency sales permits Binbin to market aggressively on five continents.

There was only one customer who was the source of more than 5% of Binbin’s revenues in 2006: UNICEF, which accounted for 12% of our revenue. Binbin has worked with UNICEF’s Beijing office as well as its headquarters in Denmark since 2004. In 2005 the China Office of UNICEF was the source of 11.8% of Binbin’s revenues, and Qiannian (HK) Co., Ltd. was the source of 7.7% of Binbin’s revenues. No customer was the source of more than 5% of Binbin’s revenues in 2004.

The Chinese Office Supply Market

The Chinese office supply market exceeds $12 billion annually and has been growing at double digit rates in recent years. Since 2000, office product exports from China have exceeded $2.6 billion per year.

The Chinese office product manufacturing market is extremely fragmented, with over 3000 small manufacturers competing on low end, low price products. Binbin is currently exploring opportunities to participate in an industry consolidation. The main focus of this approach would be to leverage Binbin’s distribution system and extensive customer base to obtain opportunities to acquire companies that produce higher margin office products.

Employees

Binbin has 985 employees, all of whom are employed on a full-time basis.

ITEM 2.	DESCRIPTION OF PROPERTY

Binbin’s facility, which is owned by Binbin, is located in Ninghai City Haishu Industrial Zone, which is about 45 miles away from the port of Beilun and Ningbo Leshe Airport. Binbin’s campus covers an area of 52,000 square meters, with a facility area of 28,000 square meters.

Binbin’s present manufacturing facility has the capacity to manufacture products with a wholesale value of approximately 592 RMB ($74 million). Therefore management expects the facility to be adequate for Binbin for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our shareholders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information.

Our common stock is listed for quotation on the OTC Bulletin Board under the trading symbol “CSOF.” The following table sets forth the bid prices quoted for our common stock during each quarter in the past two fiscal years.

	Bid
Period:	High	Low

Jan. 1, 2005 - Mar. 31, 2005	$2.00	$.60
Apr. 1, 2005 - June 30, 2005	$1.74	$.88
July 1, 2005 - Sep. 30, 2005	$1.26	$.07
Oct. 1, 2005 - Dec. 31, 2005	$1.33	$.53

Jan. 1, 2006 - Mar. 31, 2006	$5.00	$.60
Apr. 1, 2006 - June 30, 2006	$4.00	$2.46
July 1, 2006 - Sep. 30, 2006	$4.99	$1.10
Oct. 1, 2006 - Dec. 31, 2006	$1.65	$.55

(b) Holders.  Our shareholders list contains the names of 685 registered stockholders of record of the Company’s Common Stock.

(c) Dividend Policy. We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

(d) Recent Sales of Unregistered Securities.

China Stationery did not sell any unregistered securities during the 4th quarter of 2006.

(e) Repurchase of Equity Securities. The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2006.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

In recent years, because of relaxed regulation as well as international reaction to the dynamic growth of the Chinese economy, the exchange rates related to the Chinese Remnimbi have become much more volatile than was the case at the start of this decade. For a company such as Binbin, whose business primarily consists of exporting high volume, low margin items, the volatility of exchange rates presents a significant obstacle to sound business planning, since a modest adjustment in the exchange rate can have the effect of eliminating our already modest profit margin on a sale. For that reason, entering 2006 we undertook a program of gradually reducing the number of low margin product lines that we offer, and replacing them with higher margin product, such as automated office equipment, office peripherals and electric office supplies.

The immediate impact of our transition from an exclusive focus on office commodities to a broader catalog was a reduction in sales during 2006. Net sales for 2006 decreased by $9,591,023 or 25.7% from the revenues realized in 2005, as our customers delayed placing orders for our new product lines in order to build up the necessary market. So revenue from the new lines was not sufficient to replace the revenue from the lower margin lines that we have eliminated. We expect our new, higher margin lines to contribute substantially more to our revenue in 2007, as we are receiving strong indications of interest from our customers. Our current backlog is approximately $2.2 million, as it was at this time in 2006.

The second significant reason for our reduction in sales was UNICEF. In 2005 the Company became a supplier for the United Nations Children’s Fund (UNICEF), which accounted for $7 million of the Company’s total net sales in 2005. We continue to have a strong relationship with UNICEF. However UNICEF did not place its 2006 purchase order until October 20, 2006. Therefore, the 2006 sales resulting from this $9 million order for stationery supplies were only $2.55 million. The remainder of the order was shipped in the first quarter of 2007.

As a result of the large decrease in net sales, gross profit decreased by $1,104,157 or 26.8% in 2006. The two primary reasons for the decrease in gross profit margin were:

1.
During 2006 the price of several of our key raw materials increased. In particular, the world market for non-ferrous metals, such as zinc, copper and nickel, became substantially inflated. This increased the manufacturing cost of many of our products.

2.
Changes in the exchange rate of the Renminbi also reduced our profit margins. For example, when we sold to UNICEF in 2005 the Renminbi to Dollar exchange rate was 8.0. When we sold to UNICEF at the end of 2006 the exchange rate was 7.8.

Selling expenses accounted for $1,189,659 or 4.29% of sales in 2006 compared to $1,858,184 or 4.98% of sales in 2005. Decreased spending on selling expenses is a direct result of our lower revenues in 2006. The reduced ratio of expense to sales, however, reflects our efforts to increase the efficiency of our marketing operations.

General and administrative expenses remained virtually unchanged, amounting to $1,185,475 in 2006 compared to $1,194,171 in 2005. As we committed significant expenditures to the development of our sales and marketing network at the outset of our business, more recently, we have experienced relatively stable and unchanged general and administrative expenses. These expenses primarily represent salaries to sales representatives and monthly property rental costs. In addition, in 2006 we incurred for the first time the expenses related to our status as a U.S. public company. These expenses for accountants, lawyers, investor relations professionals and the like offset the effects of our efforts to operate our business more efficiently. While some of the expenses were unique to our reverse merger in 2006, the costs of complying with U.S. securities regulations will continue with us for the future.

The ratio of our operating expenses to revenues remained within a range of 8% - 9%, despite the reduction in sales. The consistency of that ratio evidences the fact that we are fundamentally a sales-driven company. As revenues grow in future years, we expect that our selling expense will grow proportionately, and general and administrative expense will grow at a slower rate, depending on our success at operating efficiently.

The Provincial Government has indicated a willingness to provide us a grant of $100,000 to $130,000 per year, as we employ a substantial portion of the workforce in our local area. In 2006 the Provincial Government supplemented that grant with an additional $200,000 grant to reward us for becoming the first company in the region whose securities are traded in the U.S. capital markets. Those grants helped to offset the negative effect on our net pre-tax income of the reduction in sales, with the result that net income fell by only $133,878 from 2005 to 2006.

Net income for 2006 was $385,312, compared to 373,948 for 2005. 2006 net income exceeded 2005 net income due to the income tax exemption the Company became entitled to in 2006. As a foreign owned entity, the Company is able to enjoy a two year income tax holiday during the first two years after it shows a profit, and then a 50% income tax reduction for the next three years. The Company will enjoy the two year tax exemption until December 31, 2007.

Our business operates in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income. The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During 2006 the unrealized gain on foreign currency translations added $488,357 to our accumulated other comprehensive income.

During the coming year, the Company expects to substantially increase expenditure into research and development. By working cooperatively with such research institutions as Zhejiang University and Ningbo University, the Company anticipates increases in cycle times of new product introduction along with improving product efficiency. The Company expects to increase its annualized rate of research and development expenditures to over $1 million by year end 2007. This will have a near-term adverse effect on profits, but should secure the Company a strong competitive position for the future.

The recent decision of the Chinese government to allow its currency to float within a limited range against the Dollar has had sufficient impact on the value of the Yuan to affect Binbin's export sales somewhat. The U.S., however, has been strongly urging China to further liberalize its currency policies. If the Chinese government does allow the Yuan to increase in value versus the U.S. Dollar, there will be a further adverse effect on Binbin's export sales. Binbin currently prices its export sales in U.S. Dollars and does not engage in any significant hedging activities. A devaluation of the Dollar will require Binbin to choose between lower profit margins on export sales or increased prices, which would lower sales volume.

Liquidity and Capital Resources

In October 2006 we received an order from UNICEF for over $9 million in products. Although the effect of the order on our Statement of Operations will be felt primarily in 2007, the effect on our Balance Sheets and Statement of Cash Flows was evident at the end of 2006. To fund the fulfillment of the order, we increased our bank debt by over $4MM, from which $1,675,982 remained in cash and cash equivalents at year end, to be used for raw materials in the first quarter of 2007. The remainder of the bank debt was transferred to our suppliers, as we increased the level of our advances to vendors by $3,530,681 in 2006. That expense, combined with a $2.8 million increase in our accounts receivable during the year (mostly attributable to shipments to UNICEF in December) resulted in a net use of $4,101,389 in cash by our operations. The figure is misleading, however, as we are now in 2007 realizing the sales revenue that we purchased at the end of 2006. Overall, therefore, our operations produce positive cash flow, as in 2005 when we generated $1,932,693 in cash on net income of $373,948.

On December 31, 2006 we had a working capital deficit of $2,989,105. The primary reason for the deficit is the customary Chinese banking practice of funding business clients through short-term debt. Because of that policy, our entire bank debt ($13.8 million at year end) is categorized a short-term liability. Our expectation is that we will be permitted by the bank to roll over as much of the debt as we require. So this arrangement provides us with considerable flexibility in molding our debt structure to our immediate need. At the present time, for example, as we have completed production and shipment of the UNICEF order, our bank debt has been reduced to $8.1 million, an amount adequate for our current financial requirements.

We believe that our banking relationships provide us adequate liquidity to fund our ongoing operations and modest growth. Nevertheless we are currently exploring opportunities for increased funding in order to implement certain special projects that we hope will enhance our product offerings and the efficiency of our operations. We have not, however, entered into any new financing commitments.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for 2006, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results. These estimates were:

•
Our decision, described in Note 3 to the Consolidated Financial Statements, to reduce our allowance for doubtful accounts from $244,803 to $10,975. This decision was based on the fact that over half of our accounts receivable at year-end were owed by UNICEF, whose reliability was known to us.

•
Our decision, described in Note 4 to the Consolidated Financial Statements, to record no provision for obsolete inventories. This decision was based on fact that we expect to liquidate all of our finished inventory and work in progress, while the raw materials are currently usable.

We have made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2006.

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

Over 87% of our sales are made outside of China. Our export sales are priced in Dollars. If the value of the Dollar relative to the Yuan is reduced, our revenue will be proportionately reduced, as overseas customers will find our products to be more expensive than those provided by their local office supply providers..

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

Your ability to bring an action against us or against our directors, or to enforce a judgment against us or them, will be limited because we conduct all of our operations in China and because all of our management resides outside of the United States.

We conduct all of our operations in China through our wholly-owned subsidiary. All of our directors and officers reside in China and all of the assets of those Chinese residents are located outside of the United States. As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in the United States in the event that you believe that your rights have been infringed under the securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the United States and of China may render you unable to enforce a judgment against our assets or the assets of our directors.

ITEM 7.	FINANCIAL STATEMENTS

The Company’s financial statements, together with notes and the Independent Auditors’ Report, are set forth immediately following Item 14 of this Form 10-KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A.	CONTROLS AND PROCEDURES.

(a)	Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer has concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)	Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year covered by this annual report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following individuals are the members of China Stationery’s Board of Directors and its executive officers.

Name	Age	Position with the Company	Director Since
Wei Chenghui	45	Chairman, Chief Executive Officer, Chief Financial Officer	2006
Hu Jufen	43	Vice President	--
Wei Chengzhao	40	Vice President	--

Directors hold office until the annual meeting of the Company’s stockholders and the election and qualification of their successors. Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

Wei Chenghui. Mr. Wei founded Ningbo Binbin in 1989, and has served as its President and Chief Executive Officer since then. Under Mr. Wei’s leadership, Ningbo Binbin has grown into a major participant in the Chinese office supply industry. In 2003 China’s Ministry of Commerce included Ningbo Binbin in its list of “Top 100 Private Companies in Export Sales.” Mr. Wei attended the Zhejiang Industrial University, with a concentration in business administration.

Hu Jufen. Ms. Hu has been employed by Binbin since 1989, when she helped to found the company. She currently serves as Vice President in charge of Operations. Ms. Hu attended Ninghai City Community College, from which she graduated with a degree in management. Ms. Hu is the wife of our Chairman, Wei Chenghui.

Wei Chengzhao. Mr. Wei has been employed by Binbin since 1989, when he helped to found the company. He currently serves as Vice President in charge of Production. Mr. Wei attended Ninghai City Community College with a concentration in business administration. Mr. Wei is the brother of our Chairman, Wei Chenghui.

Audit Committee; Compensation Committee

The Board of Directors has not yet appointed an Audit Committee or a Compensation Committee, due to the small size of the Board. The Board of Directors does not have an “audit committee financial expert,” due to the small size of the Board.

Code of Ethics

The Company does not have a written code of ethics applicable to its executive officers. The Board of Directors has not adopted a written code of ethics because there are so few executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2006.

ITEM 10.	EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by China Stationery and its subsidiaries to Wei Chenghui, its Chief Executive Officer. There were no executive officers whose total salary and bonus for the fiscal year ended December 31, 2006 exceeded $100,000.

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Wei Chenghui	2006	$ 20,000	--	--	--	--
	2005	$ 21,951	--	--	--	--
	2004	$ 18,292	--	--	--	--

Equity Awards

The following tables set forth certain information regarding the stock options acquired by the executive officer named in the table above during the year ended December 31, 2006 and those options held by her on December 31, 2006.

Option Grants in the Last Fiscal Year

	Number of securities underlying option	Percent of total options granted to employees in fiscal	Exercise Price	Expiration	Potential realizable value at assumed annual rates of appreciation for option term
	granted	year	($/share)	Date	5%	10%
Wei Chenghui	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officer named in the table above during the year ended December 31, 2006 and held by her unvested at December 31, 2006.

Unvested Stock Awards in the Last Fiscal Year

	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Wei Chenghui	0	--

Remuneration of Directors

None of the members of the Board of Directors receives remuneration for service on the Board.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

•	each shareholder known by us to own beneficially more than 5% of our common stock;

•	Wei Chenghui, our Chief Executive Officer

•	each of our directors; and

•	all directors and executive officers as a group.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Wei Chenghui	6,794,919(1)	56.7%

All officers and directors (3 persons)	6,794,919	56.7%

Huaqin Zhou 136 Hospital Road, Suite 3 Jiangyang City, Sichuan Province, China	1,089,187	9.1%
_______________________________
(1)	Includes 2,697,981 shares owned by Hu Jufen, who is Mr. Wei’s spouse.

Equity Compensation Plan Information

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2006.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0		0
Equity compensation plans not approved by security holders	0		0
Total	0		0

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships

None.

Director Independence

None of the members of the Board of Directors is independent, as “independent” is defined in the rules of the NASDAQ National Market System.

ITEM 13.	EXHIBITS

3-a	Articles of Incorporation - filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File #333-82532), filed on February 11, 2002, and incorporated herein by reference.

3-a(1)	Certificate of Amendment of Articles of Incorporation - filed as an exhibit to the Company’s Current Report on Form 8-K, filed on July 20, 2006, and incorporated herein by reference.

3-b	By-laws - filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File #333-82532), filed on February 11, 2002, and incorporated herein by reference.

31	Rule 13a-14(a) Certification

32	Rule 13a-14(b) Certification

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Patrizio & Zhao, LLC billed $55,000 to the Company for professional services rendered for the audit of our fiscal 2006 financial statements and review of the financial statements included in our fiscal 2006 10-QSB filings. Patrizio & Zhao, LLC billed $70,000 to the Company for professional services rendered for the audit of our fiscal 2005 financial statements.

Audit-Related Fees

Patrizio & Zhao, LLC billed $0 to the Company during fiscal 2006 for assurance and related services that are reasonably related to the performance of the 2006 audit or review of the quarterly financial statements.

Tax Fees

Patrizio & Zhao, LLC billed $0 to the Company during fiscal 2006 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Patrizio & Zhao, LLC billed $0 to the Company in fiscal 2006 for services not described above.

It is the policy of the Company’s Board of Directors that all services, other than audit, review or attest services, must be pre-approved by the Board of Directors, acting in lieu of an audit committee. All of the services described above were approved by the Board of Directors.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
China Stationery and Office Supply, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of China Stationery and Office Supply, Inc. and Subsidiaries (the “Company”) as of December 31, 2006, and the related statements of income, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Stationery and Office Supply, Inc. and Subsidiaries as of December 31, 2006, and the results of its consolidated operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Patrizio & Zhao, LLC

Parsippany, New Jersey
March 23, 2006

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,675,982
Accounts receivable, net	5,149,005
Inventories	6,164,874
Advances to suppliers	3,615,824
Other receivables, net	276,124
Employee travel advances	186,793
Prepaid expenses	576,563

Total Current Assets	17,645,165

PROPERTY AND EQUIPMENT, NET	7,410,514

INTANGIBLE ASSET, NET	1,060,106

OTHER ASSETS	50,946

Total Assets	$26,166,731

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,795,705
Short-term bank loans	13,845,600
Advances from customers	992,965

Total Current Liabilities	20,634,270

LONG-TERM DEBT

STOCKHOLDERS’ EQUITY
Preferred stock - $.001 per value, 2,000,000 shares authorized and 500,000 shares issued and outstanding	500
Common stock, stated value $.0001, 50,000,000 authorized 11,987,427 shares issued and outstanding	11,987
Additional paid-in capital	1,653,824
Retained earnings	2,725,037
Statutory reserve	592,231
Accumulated other comprehensive income	548,882

Total Stockholders' Equity	5,532,461

Total Liabilities and Stockholders' Equity	$26,166,731

The accompanying notes are an integral part of these consolidated financial statements.

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

NET SALES	$27,719,814	$37,310,837

COST OF GOOD SOLD	24,710,250	33,197,116

GROSS PROFIT	3,009,564	4,113,721

OPERATING EXPENSES
Selling expenses	1,189,659	1,858,184
General and administrative expenses	1,185,475	1,194,171

Total Operating Expenses	2,375,134	3,052,355

INCOME FROM OPERATIONS	634,430	1,061,366

OTHER INCOME (EXPENSE)
Interest expense - net	(472,272)	(531,041)
Government subsidy income	296,084	-
Non operating (expense) income	(54,422)	7,373

Total Other Income (Expense)	(230,610)	(523,668)

INCOME FROM CONTINUING OPERATIONS	403,820	537,698

INCOME BEFORE PROVISION FOR INCOME TAXES	403,820	537,698

PROVISION FOR INCOME TAXES	-	163,750

MINORITY INTEREST	(18,508)	-

NET INCOME	385,312	373,948

OTHER COMPREHENSIVE INCOME
Unrealized gain on foreign currency translation	488,357	60,525

COMPREHENSIVE INCOME	$873,669	$434,473

EARNINGS PER COMMON SHARE-BASIC AND DILUTED	$.03	n/a

WEIGHTED AVERAGE COMMON SHARES-BASIC AND DILUTED	11,987,427	n/a

The accompanying notes are an integral part of these consolidated financial statements.

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

						Additional			Other	Total
	Contributed	Preferred Stock		Common Stock		Paid in	Statutory	Retained	Comprehensive	Shareholders’
	Capital	Shares	Value	Shares	Value	Capital	Reserve	Earnings	Income	Equity

BALANCE - JANUARY 1, 2004	$1,210,000	-	-	-	-	-	$382,702	$2,168,642	$-	$3,761,344

Net income	-	-	-	-	-	-	-	753,701	-	753,701

Foreign translation gain/(loss)	-	-	-	-	-	-	-	-	-	-

Allocation of statutory reserve	-	-	-	-	-	-	113,055	(113,055)	-	-

BALANCE - DECEMBER 31, 2004	1,210,000	-	-	-	-	-	495,757	2,809,288	-	4,515,045

Net income	-	-	-	-	-	-	-	373,948	-	373,948

Foreign translation gain/(loss)	-	-	-	-	-	-	-	-	60,525	60,525

Allocation of statutory reserve	-	-	-	-	-	-	56,092	(56,092)	-	-

BALANCE - DECEMBER 31, 2005	$1,210,000	-	-	-	-	-	$551,849	$3,127,144	$60,525	$4,949,518

Exchange for common stock	(1,210,000)	-	-	-	-	1,653,824	-	-	-	443,824

Insurance for preferred stocks	-	500,000	500	-	-	-	-	-	-	500

Insurance of common stocks	-	-	-	11,987,427	11,987	-	-	-	-	11,987

Effect of merger and recapitalization	-	-	-	-	-	-	-	(765,545)	-	(765,545)

Net income	-	-	-	-	-	-	-	403,820	-	403,820

Allocation of statutory reserve	-	-	-	-	-	-	40,382	(40,382)	-	-

Other comprehensive income	-	-	-	-	-	-	-	-	488,357	488,357

BALANCE - DECEMBER 31, 2005	$-	500,000	$500	11,987,427	$11,987	$1,653,824	$592,231	$2,725,037	$548,882	$5,532,461

The accompanying notes are an integral part of these consolidated financial statements

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$385,312	$373,948
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	18,508	-
Depreciation and amortization	502,961	401,381
Loss on disposal of fixed assets	6,597	-
Changes in assets and liabilities:
Accounts receivable, net	(2,821,031)	3,084,689
Inventories	(587,519)	(220,378)
Advances to vendors	(3,530,681)	1,377,567
Employee travel advances	(61,399)	-
Other receivables, net	81,046	(385,443)
Prepaid expenses	(219,853)	(291,742)
Accounts payable	1,481,842	(2,332,440)
Advances from customers	759,084	(200,935)
Accrued expenses, taxes and sundry current liabilities	(116,257)	126,046
Total Adjustments	(4,505,210)	1,558,745

Net Cash (Used in) Provided by Operating Activities	(4,101,389)	1,932,693

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(1,073,185)	(1,079,582)
Net Cash Used In Investing Activities	(1,073,185)	(1,079,582)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from and repayments to bank loans, net	5,630,505	(2,230,195)
Repayment of notes payable	(807,804)	-
Proceeds from capital contribution	860,043	-
Net Cash Provided by (Used) in Financing Activities	5,682,744	(2,230,195)

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH	42,385	57,958

NET DECREASE IN CASH AND CASH EQUIVALENTS	550,554	(1,319,126)

CASH AND CASH EQUIVALENTS - BEGINNING	1,124,087	2,443,213

CASH AND CASH EQUIVALENTS - ENDING	$1,675,982	$1,124,087

The accompanying notes are an integral part of these consolidated financial statements.

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

China Stationary and Office Supply, Inc. and Subsidiaries (the “Company”) was incorporated in the state of Delaware on September 19, 2005. The Company’s primary business, through its operating subsidiaries based in China, is to develop, manufacture and market office supplies including stationary, hole punchers, staplers, pens and pencils, rubber stamps, felt markers, and numerous other items which are sold through a worldwide network of distributors in the People’s Republic of China..

On January 8, 2006, the Company acquired 90% of the stock of Ningbo Binbin Stationery Co., Ltd. (“Binbin”). Binbin was organized on January 29, 1998 under the laws of the People’s Republic of China (“PRC”). On July 27, 2001, Binbin and its majority shareholder formed Ningbo Binbin Style Commodity Co., Ltd (“NBSC”) under the laws of the PRC. The primary business of NBSC is to manufacture and sell special office supplies and promotion products in the PRC. It is 90% owned by the Binbin. As a result of majority ownership by the Company, the operating results of Binbin and NBSC are included in the consolidated results of the Company.

On May 26, 2006, the Company completed a share exchange in which Dickie Walker Marine, Inc acquired 100% of the outstanding common stock of the Company. The transaction was treated as a reverse merger. Accordingly, China Stationery and Office Supply, Inc. and Subsidiaries is treated as the continuing entity for accounting purposes and the historical financial information prior to the merger is that of China Stationery and Office Supply, Inc. and Subsidiaries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, its wholly and majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

The Company maintains cash and cash equivalents with financial institutions in the PRC. The Company performs periodic evaluation of the relative credit standing of financial institutions that are considered in the Company’s investment strategy.

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

BAD DEBT RESERVES

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Terms of the sales vary from COD through a credit term up to 9 to 12 months. Reserves are recorded primarily on a specific identification basis.

INVENTORIES

Inventories are stated at lower of cost, as determined on a weighted average basis, or market.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation of property and equipment is provided using the straight-line method for financial reporting purposes, whereas accelerated methods are used for tax purposes.

Maintenance, repairs and minor renewals are charged to expenses when incurred. Replacements and major renewals are capitalized.

LONG-LIVED ASSETS

The Company accounts for long-lived assets in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, which became effective January 1, 2002. Under SFAS No. 144, the Company reviews long-term assets for impairment whenever events or circumstances indicate that the carrying amount of those assets may not be recoverable. The Company also assesses these assets for impairment based on their estimated future cash flows. The Company has not incurred any losses in connection with the adoption of this statement.

INTANGIBLE ASSETS

Intangible assets consist of “Rights to use land and build a plant” for 50 years. The method to amortize intangible assets is a 50-year straight-line method. The Company also evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

REVENUE RECOGNITION

The Company recognizes revenue at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2006 and 2005 were insignificant

REPORTABLE SEGMENTS

Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. All of the Company’s assets are located in the PRC. The Company has two reportable segments based on their product lines.

ACCOUNTING FOR INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”) which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statements carrying amounts of existing assets and liabilities and their respective tax basis. In addition, SFAS 109 requires recognition of future tax benefits, such as carryforwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

FOREIGN CURRENCY TRANSLATION

Since the company operates solely in the PRC, the Company’s functional currency is the Chinese Yuan (“RMB”). Revenue and expense accounts are translated at the average rates during the period, and balance sheet items are translated at year-end rates. Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of stockholders’ equity. Gains and losses from foreign currency transactions are included in net income for that period.

STATEMENT OF CASH FLOWS

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying misstatement that, when all relevant quantitative and qualitative factors considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with early application encouraged. The Company does not believe that SAB 108 will have a material impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132®” (“SFAS 158”) requires employers to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its statement of financial position. Further, SFAS 158 requires employers to recognize changes in the funded status in the year in which the changes occur through comprehensive income. SFAS 158 is effective for fiscal years ending after December 15, 2006. The Company does not believe adoption of this statement will have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding instruments in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not believe adoption of this statement will have a material impact on the Company’s financial statements

In June 2006, the FASB ratified the consensus reached by the EITF related to EITF Issue No. 06-5 “Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life insurance” (“EITF 06-5”), which requires that a policyholder consider additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the life insurance policy. EITF 06-5 provides additional guidance for determining the amount to be realized, including the policy level for which the analysis should be performed, amounts excluded and measurement criteria. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company does not believe adoption of this statement will have a material impact on the Company’s financial statements.

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe adoption of this statement will have a material impact on the Company’s financial statements.

In November 2005, the FASB issued Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”. This statement addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The statement is effective for reporting periods beginning after December 15, 2005. The Company does not believe adoption of this statement will have material impact on the Company’s financial statements.

In October 2005, the FASB issued Staff Position No. 13-1, “Accounting for Rental Costs Incurred During a Construction Period”, or FSP 13-1 states that rental costs associated with ground or building operating leases incurred during a construction period shall be recognized as rental expense and not capitalized. FSP 13-1 is effective for the first reporting period beginning after December 15, 2005. The Company does not believe adoption of this statement will have a material impact on the Company’s financial statements.

In June 2005, the EITF reached a consensus on EITF 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”. EITF 05-6 requires leasehold improvements purchased after the beginning of the initial lease term or that are acquired in a business combination to be amortized over the lesser of the useful life of the assets of a term that includes the original lease term plus any renewals that are reasonably assured at the date the leasehold improvements are purchased or acquired. In September 2005, the EITF modified the consensus to clarify that this issue does not apply to preexisting leasehold improvements. This guidance was effective for leasehold improvements purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of this statement did not have a material impact on the Company’s financial statements.

In June 2005, the FASB issued Staff Position No. 143-1, “Accounting for Electronic Equipment Waste Obligations”, or FSP 143-1 provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations that arise from European Union (“EU”) Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”). FSP 143-1 is effective the later of the first reporting period that ends after June 8, 2005 or the date that the EU-member country adopts a law to implement the Directive. The Company does not believe adoption of this statement will have a material impact on the Company’s financial statement.

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 requires that changes in accounting principle be retrospectively applied. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe adoption of this statement will have a material impact on the Company’s financial statements.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligation”, or FIN 47, to clarify that the term “conditional asset retirement obligation” as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity must recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this statement did not have a material impact on the Company’s financial statements.

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (Revised 2004) “Share-based Payment” that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the fair value on the date of grant of the equity or liability instruments issued. In addition, the fair value of liability instruments will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides services in exchange for the award. In March 2005, the SEC issued Staff Accounting Bulletin 107 which describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS No. 123 (Revised) with existing SEC guidance. In April 2005, the SEC deferred the effective date for SFAS No. 123 (Revised) to the beginning of the first fiscal year that begins after June 15, 2005. The adoption of this statement did not have material impact on the Company’s financial statements.

In October 2004, the Emerging Issues Task Force, or EITF, finalized its consensuses on EITF 04-01, “Accounting for Preexisting Relationships between the Parties to a Business Combination”. The consensuses in EITF 04-01 provide guidance on how to account for the settlement of a preexisting relationship and how it affects the accounting of the business combination. EITF 04-01 is effective for business combinations consummated in reporting periods beginning after October 13, 2004. The adoption of this statement did not have material impact on the Company’s financial statements.

NOTE 3 - ACCOUNTS RECEIVABLE

The Company extends to certain customers credit terms up to 12 months. Management performs periodic reviews of the ages of accounts receivables and customer payment patterns. Reserves are made when accounts are deemed uncollectible and recorded primarily on a specific identification basis. The allowance for doubtful accounts amounted to $10,975 and $ 244,803 at December 31, 2006 and 2005.

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 4 - INVENTORIES

A summary of the components of inventories at December 31, 2006 is as follows:

Raw materials	$1,244,093
Work in process	2,283,964
Packaging supplies	386,884
Finished goods	2,249,933

Total	$6,164,874

NOTE 5 - ADVANCES TO SUPPLIERS

As a normal practice of doing business in China, the Company is frequently required to make advance payments to suppliers for raw materials. Such advance payments are interest free. At December 31, 2006, the balance of advances to suppliers was $3,615,824.

NOTE 6 - PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31, 2005 is as follows:

Building	$5,618,705
Manufacturing equipment	2,696,065
Office equipment and furniture	538,267
Vehicles	584,831
9,437,868

Accumulated depreciation	(2,027,354)

Total	$7,410,514

Depreciation expense for the years ended December 31, 2006 and 2005, was $ 480,667 and $ 379,087, respectively.

NOTE 7 - INTANGIBLE ASSETS

Net intangible assets at December 31, 2006 were as follows:

Rights to use land	$1,181,027
Accumulated amortization	(120,921)

$1,060,106

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

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 7 - INTANGIBLE ASSETS (continued)

Amortization expense for the Company’s intangible assets for the year ended December 31, 2006 and 2005 amounted to $22,040 and $ 22,294, respectively.

Amortization expense for the Company’s intangible assets over the next five fiscal years is estimated to be:

2007	$22,294
2008	22,294
2009	22,294
2010	22,294
2011	22,294

Total	$111,470

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses comprised of the following at December 31, 2006:

Accounts payable	$6,100,296
Accrued payroll and related liabilities	441,458
Accrued VAT payable	(752,250)
Miscellaneous accrued expense. .. ..	6,201
$5,795,705

NOTE 9 - SHORT-TERM BANK LOANS

The Company borrowed funds from several financial institutions for its working capital. These borrowings are short term in nature and are secured by the Company’s real estate and bear interest ranging from 3.915% to 5.580%.

NOTE 10 - ADVANCES FROM CUSTOMERS

Advances from customers are non interest bearing and unsecured. At December 31, 2006 the balance of advances from customers was $ 992,965.

NOTE 11 - STOCKHOLDERS’ EQUITY

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

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 12 - SEGMENT REPORTING

Under SFAS 131, the Company has two reportable segments: Ningbo Binbin Stationery Co., Ltd (“Stationery”) and Ningbo Binbin Style Commodity Co., Ltd (“Style”). Following is a summary of segment information for the years ended December 31, 2006 and 2005:

Year ended December 31, 2006:

	Stationery	Style	Total
Revenue	$25,927,786	$1,792,028	$27,719,814
Operating income (loss)	698,824	(62,622)	636,202
Total Assets	25,999,158	167,573	26,166,731
Capital Expenditure	1,062,030	11,155	1,073,185
Depreciation and amortization	468,654	34,307	502,961
Interest expense	608,184	94	608,278

Year ended December 31, 2005:

	Stationery	Style	Total
Revenue	$36,442,346	$868,491	$37,310,837
Operating income (loss)	1,194,880	(133,514)	1,061,366
Total Assets	14,888,329	2,357,273	17,245,602
Capital Expenditure	693,704	385,878	1,079,582
Depreciation and amortization	217,531	183,850	401,381
Interest expense	529,624	1,417	531,041

NOTE 13 - SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $608,278 and $531,041 for interest and $ 0 and $ 163,750 for income tax during the years ended December 31, 2006 and 2005, respectively.

NOTE 14 - STATUTORY COMMON WELFARE FUND

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

The Company established a reserve for the annual contribution of 5% of net income to the welfare fund in 2006 and 2005. The amount included in the statutory reserve for the year ended December 31, 2006 and 2005 amounted to $20,191 and $28,046, respectively.

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 15 - INCOME TAXES

Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the unexpected future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect in the People’s Republic of China for the periods in which the differences are expected to reverse. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets and liabilities, respectively. Therefore, there are no deferred tax assets or liabilities for the year ended December 31, 2006.

Since the Company’s Chinese subsidiaries (“Binbin” and:NBSC”) are Sino-joint venture enterprises, under the Chinese tax regulation, they are exempt from corporate income tax. Accordingly, the Company has not accrued income tax for these subsidiaries for the year ended December 31, 2006.

NOTE 16 - STATUTORY RESERVE

In accordance with the Chinese Company Law, the company has allocated 10% of its annual net income, amounting $40,382 and $56,092 as statutory reserve for the year ended December 31, 2006 and 2005, respectively.

NOTE 17 - RISK FACTORS

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

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentration of credit risk is primarily cash. As of December 31, 2006 and 2005, substantially all of the Company’s cash was managed by financial institutions.

There was no single vendor who accounted for more than 10% of the Company’s total raw material purchases during the year ended December 31, 2006. As a comparison, there were two major vendors who, in aggregate, provided more than 10% of the Company’s raw material during the year ended December 31, 2005. The payable balances to these vendors were approximately $379,200.

The Company had one major customer who accounted for 12% of the total sales for the year ended December 31, 2006. The total receivable balance due from this customer was $2,552,784 at December 31, 2006. As a comparison, in the year ended December 31, 2005, there was no single customer who accounted for more than 10% of the Company’s sales.

The Company’s sales are heavily dependent on exports sales to USA, Asia, Africa and Europe. Total export sales were approximately $24,110,000 and $30,111,350 for the years ended December 31, 2006 and 2005, respectively.

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 18 - CONTIGENCIES

As of December 31, 2006, the Company’s majority owned subsidiary, Ningbo Binbin Stationery Co., Ltd (“Binbin”) is contingently liable as a guarantor with respect to approximately $3,720,000 of indebtedness of non-related entities. The term of the guarantees is through November 5, 2007. At any time through that date, should any one of the entities default on their debt payments, Binbin will be obligated to perform under that guarantee by making the required payments. The maximum potential amount of future payments that Binbin is required to make under the guarantee is $3,720,000.

NOTE 19 - RECLASSIFICATIONS

Certain amounts for the year ended December 31, 2005, were reclassified to conform to the December 31, 2006 presentation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA STATIONERY AND OFFICE SUPPLY, INC.

By:	/s/ Wei Chenghui
Wei Chenghui, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on April 16, 2007 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Wei Chenghui
Wei Chenghui, Director,
Chief Executive Officer,
Chief Financial Officer