Form 10QSB
period 2007-03-31
China Stationery & Office Supply, Inc.
filed 2007-05-21
CIK 1138724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _______

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

The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at May 18, 2007 was 11,988,752.

Transitional Small business Disclosure Format (Check one): Yes ☐ No ☒.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA STATIONERY AND OFFICE SUPPLY, INC.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

ASSETS

MARCH 31, 2007

CURRENT ASSETS
Cash and cash equivalents	$1,223,942
Accounts receivable, net of allowance $32,807	2,763,438
Inventories	4,998,598
Advances to suppliers	28,359
Export subsidy receivable	805,860
Other receivable, net	36,126
Employee travel advances	73,139
Prepaid expenses and sundry current assets	797,526
Total Current Assets	10,726,988

PROPERTY AND EQUIPMENT, NET	7,681,283

OTHER ASSETS, NET
Intangible assets, net	1,065,133
Other assets	42,938
Total Other Assets	1,108,071
Total Assets	$19,516,342

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 2,089,894
Short term bank loans	11,007,500
Notes payable	681,170
Total Current Liabilities	13,778,564

SHAREHOLDERS’ EQUITY
Preferred stock - $.001 par value, 2,000,000 shares
authorized and 500,000 shares issued and outstanding	500
Common stock, par value $.001, 50,000,000 authorized
11,987,427 shares issued and outstanding	11,987
Additional paid-in capital	1,653,824
Retained earnings	2,914,042
Statutory reserve	551,849
Accumulated other comprehensive income	605,576
Total Shareholders’ Equity	5,737,778

Total Liabilities and Shareholders' Equity	$19,516,342

The accompanying notes are an integral part of these consolidated financial statements.

CHINA STATIONERY AND OFFICE SUPPLY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2007	2006

NET SALES	$11,587,875	$4,482,337

COST OF GOODS SOLD	10,264,390	3,824,881

GROSS PROFIT	1,323,485	657,456

OPERATING EXPENSES
Selling expenses	602,042	301,598
General and administrative expenses	270,809	231,570

Total Operating Expenses	872,851	533,168

INCOME FROM OPERATIONS	450,634	124,288

OTHER INCOME (EXPENSE)
Interest income (expense), net	(276,627)	(165,026)
Other income (expense), net	(24,043)	(6,011)

Total Other Income (Expense)	(300,670)	(171,037)

INCOME (LOSS) BEFORE PROVISION FOR
INCOME TAXES	149,964	(46,749)

PROVISION FOR INCOME TAXES	-	180

NET INCOME (LOSS)	$ 149,964	($ 46,929)
OTHER COMPREHENSIVE INCOME
Unrealized gain on foreign currency translation	56,694	31,919

COMPREHENSIVE INCOME (LOSS)	$ 206,658	($ 15,010)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA STATIONERY AND OFFICE SUPPLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$ 149,964	$ (46,929)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	157,093	121,622
Bad debt expense	5,403	-
Changes in assets and liabilities:
Accounts receivable, net	2,423,152	227,557
Inventories	1,224,140	(395,917)
Advance to vendors	3,610,418	(16,214)
Export subsidy receivable	(802,811)	-
Other receivables, net	241,879	(230,177)
Prepaid expenses and sundry current assets	(243,466)	52,284
Accounts payable and accrued expenses	(3,750,315)	(1,455,683)
Advances from customers	(999,239)	2,128,625
Employee travel advances	115,111	-
Taxes and sundry current liabilities	-	(244,022)
Total Adjustments	1,981,365	188,075

Net Cash Provided in Operating Activities	2,131,329	141,146

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(337,783)	(152,960)
Payments to minority shareholders	-	(180,000)
Loans to other company	29,165	-
Net Cash (Used) In Investing Activities	(308,618)	(332,960)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances or repayments of bank loans, net	(2,288,637)	(376,775)
Contributed capital	-	455,811
Net Cash Provided (Used) In Financing Activities	(2,288,637)	79,036

EFFECT OF FOREIGN CURRENCY TRANSLATION	15,227	7,195

NET INCREASE / (DECREASE) IN CASH AND CASH
EQUIVALENTS	(450,699)	(105,583)

CASH AND CASH EQUIVALENTS – BEGINNING	1,674,641	1,124,554

CASH AND CASH EQUIVALENTS – END	$1,223,942	$1,018,971

The accompanying notes are an integral part of these consolidated financial statements.

CHINA STATIONERY AND OFFICE SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

 (UNAUDITED)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006 and 2005, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended December 31, 2006 and 2005.

NOTE 2 – ACCOUNTING POLICIES

The accompanying un-audited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and with the requirements of Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

NOTE 3 - ACCOUNTS RECEIVABLE

The Company extends to certain customers credit terms up to 12 months.  Management performs periodic reviews of the ages of accounts receivables and customer payment patterns.  Reserves are made when accounts are deemed uncollectible and recorded primarily on a specific identification basis.  The allowance for doubtful accounts amounted to $32,807 and $-0- at March 31, 2007 and 2006, respectively.

NOTE 4 - INVENTORIES

A summary of the components of inventories at March 31, 2007 is as follows:

Raw materials	$1,706,873
Work in process	2,550,880
Finished goods	740,845

Total	$4,998,598

NOTE 5 - PROPERTY AND EQUIPMENT

A summary of property and equipment at March 31, 2006 is as follows:

Building	$5,893,434
Manufacturing equipment	2,723,404
Office equipment and furniture	567,532
Vehicles	590,761
9,775,131

Accumulated depreciation	(2,093,848)

Total	$7,681,283

Depreciation expense for the three months ended March 31, 2007 and 2006 was $151,019 and $116,112, respectively.

CHINA STATIONERY AND OFFICE SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

NOTE 6 - INTANGIBLE ASSETS

Net intangible assets at March 31, 2007 were as follows:

Rights to use land	$1,181,420
Accumulated amortization	(116,287)
$1,065,133

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

Amortization expense for the Company’s intangible assets for the three months ended March 31, 2007 and 2006 amounted to $6,074 and $5,510, respectively.

Amortization expense for the Company’s intangible assets over the next five fiscal years is estimated to be:

2008	$22,294
2009	22,294
2010	22,294
2011	22,294
2012	22,294

Total	$111,470

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses comprised of the following at March 31, 2006:

Accounts payable	$1,740,267
Accrued payroll	349,627
$2,089,894

NOTE 8 – SHORT-TERM BANK LOANS

The Company borrowed funds from several financial institutions to meet its working capital requirements.  These borrowings are short term in nature and are secured by the Company’s assets and bear interest from 6.39% to 7.023%.

NOTE 9 - SEGMENT REPORTING

Under SFAS 131, the Company has two reportable segments: Ningbo Binbin Stationery Co., Ltd (“Stationery”) and Ningbo Binbin Style Commodity Co., Ltd (“Style”).  Following is a summary of segment information for the three months ended March 31, 2007 and 2006:

.

CHINA STATIONERY AND OFFICE SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

NOTE 9 - SEGMENT REPORTING (continued)

Three months ended March 31, 2007:

	Stationery	Style	Total
Revenue	$10,924,652	$663,223	$11,587,875
Operating income (loss)	463,008	(6,374)	456,634
Net Income (Loss)	165,807	(9,843)	155,964
Total Assets	18,754,130	3,600,771	22,354,901
Capital Expenditure	334,818	2,965	337,783
Depreciation and amortization	120,879	36,214	157,093
Interest expense	273,313	3,314	276,627

Three months ended March 31, 2006:

	Stationery	Style	Total
Revenue	$ 4,122,977	$ 359,360	$ 4,482,337
Operating income (loss)	146,397	(22,109)	124,288
Total Assets	15,776,111	1,796,198	17,572,309
Capital Expenditure	147,115	5,845	152,960
Depreciation and amortization	103,774	17,848	121,622
Interest expense	163,181	1,845	165,026

NOTE 10 – SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $276,627 and $165,026 for interest and $-0- and $180 for income tax during the three months ended March 31, 2007 and 2006, respectively.

NOTE 11 - STATUTORY RESERVE

In accordance with the Chinese Company Law, the company has allocated 10% of its annual net income, amounting to $ -0- as statutory reserve for the three months ended March 31, 2007 and 2006, respectively.

NOTE 12 - RISK FACTORS

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

.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Provision Regarding Forward-Looking Statements

This “Management’s Discussion and Analysis” includes certain forward-looking statements. These forward-looking statements represent management’s present expectations regarding the future.  There are many risks and uncertainties that, if realized, could cause management’s expectations to be an inaccurate prediction of the future.  Some of those risks are described below under the heading “Risk Factors That May Affect Future Results.”

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

In the late 1990s, the Company began to focus its business model on export sales. It offered the maximum number of products at highly competitive prices. The effort was successful as it established market presence in over 30 countries in five continents. In 2001, the Company became the first private company in Ningbo and among the first in China to obtain approval from the Ministry of Foreign Trade and Economic Cooperation to establish its own import/export company. Its notable foreign customers include Tesco Stores Ltd. (UK), Elmer’s Products, Inc. (US), Daiso Japan, and Romeo Maestri Figli S.p.A. (Italy). For the three months ended March 31, 2007, total export sales accounted for $10,464,420 or approximately 90% of total sales.

Results of Operations

In recent years, because of relaxed regulation as well as international reaction to the dynamic growth of the Chinese economy, the exchange rates related to the Chinese Renminbi have become much more volatile than was the case at the start of this decade.  For a company such as Binbin, whose business primarily consists of exporting high volume, low margin items, the volatility of exchange rates presents a significant obstacle to sound business planning, since a modest adjustment in the exchange rate can have the effect of eliminating our already modest profit margin on a sale.  For that reason, entering 2006 we undertook a program of gradually reducing the number of low margin product lines that we offer, and replacing them with higher margin product, such as automated office equipment, office peripherals and electric office supplies.

The immediate impact of our transition from an exclusive focus on office commodities to a broader catalog was a reduction in sales during 2006. Net sales for 2006 decreased by $9,591,023 or 25.7% from the revenues realized in 2005, as our customers delayed placing orders for our new product lines in order to build up the necessary market. In the first quarter of 2007, however, our sales momentum began to grow again. Revenue for the first quarter of 2007, which ended on March 31, 2007, was $11,587,875, an increase of 258% from revenue in the first quarter of 2006.

While the revision to our marketing focus was a factor in the improvement in our revenues, the primary reason for the increase in our first quarter revenue was the fact that UNICEF did not place its annual order until near to the end of 2006.  We were able to ship only $2.55 million of this $9 million order in 2006, and shipped the remaining $6.45 million in the quarter ended March 31, 2007.  In contrast, we had no sales to UNICEF in the first quarter of 2006. We believe that sales to UNICEF will continue to represent a large portion of our revenue in the next few years.  But we cannot predict when UNICEF will place its orders, and so cannot determine the extent to which our revenues and earnings will develop a pattern of seasonality as a result of the UNICEF orders.

Despite the large increase in net sales from first quarter 2006 to first quarter 2007, our gross margin on the sales fell from 14.7% in the three months ended March 31, 2006 to 11.4% in the three months ended March 31, 2007.  The two primary reasons for the decrease in gross profit margin were:

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

Selling expenses were $602,042 or 5.2% of sales in the first quarter of 2007, compared to $301,598 or 6.7% of sales in the first quarter of 2006.  Increased selling expenses are a direct result of our increased revenues in 2007.  The reduced ratio of expense to sales, however, reflects our efforts to increase the efficiency of our marketing operations.

General and administrative expenses increased by only $39,239 (17%) from the first quarter of 2006 to the first quarter of 2007.  Since we committed significant expenditures to the development of our sales and marketing network at the outset of our business, more recently we have experienced relatively stable and unchanged general and administrative expenses. These expenses primarily represent salaries to sales representatives and monthly property rental costs. In addition, in 2006 we incurred for the first time the expenses related to our status as a U.S. public company.  These expenses for accountants, lawyers, investor relations professionals and the like offset the effects of our efforts to operate our business more efficiently.  While some of the expenses were unique to our reverse merger in 2006, the costs of complying with U.S. securities regulations will continue with us for the future.

Net pre-tax income for the first quarter of 2007 was $149,964, compared to a net pre-tax loss of $46,749 in the first quarter of 2006.  As a foreign owned entity, the Company is entitled to an income tax holiday during the first two years after it shows a profit, and then a 50% income tax reduction for the next three years. The Company will enjoy the two year tax exemption until December 31, 2007. As a result, our net income for the recent quarter was $149,964, the same as pre-tax income.

.

Our business operates in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the first quarter of 2007 the unrealized gain on foreign currency translations added $56,694 to our accumulated other comprehensive income.

During the remainder of 2007, the Company expects to substantially increase expenditure into research and development. By working cooperatively with such research institutions as Zhejiang University and Ningbo University, the Company anticipates increases in cycle times of new product introduction along with improving product efficiency.  The Company expects to increase its annualized rate of research and development expenditures to over $1 million by the end of 2007.  This will have a near-term adverse effect on profits, but should secure the Company a strong competitive position for the future.

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

Liquidity and Capital Resources

In October 2006 we received an order from UNICEF for over $9 million in products.  The products were shipped at the end of 2006 and during the first three months of 2007.  As a result, the effect of those shipments is apparent throughout our Balance Sheets and Statement of Cash Flows.  To fund the fulfillment of the order, we had increased our bank debt in 2006 by over $4MM.  In the first three months of 2007, we reduced our bank debt by $2,288,637.  Similarly, at the end of 2006 we had advanced $3,638,777 to vendors as deposits on the raw materials we required in order to fulfill the UNICEF order.  By March 31, 2007 all but $28,359 of those deposits had been liquidated.  Finally, as payment was received from UNICEF, we used the funds to reduce our accounts payable and accrued expenses by $3,750,315, substantially improving our balance sheet.  Overall, therefore, our operations produced $2,131,329 in positive cash flow, compared to $141,146 produced by operations in the first quarter of 2006.

On March 31, 2007 we had a working capital deficit of $3,051,576, a decline of $62,471 from our deficit at December 31, 2006.  The primary reason for the deficit is the customary Chinese banking practice of funding business clients through short-term debt.  Because of that policy, our entire bank debt ($11.0 million at March 31, 2007) is categorized a short-term liability.  Our expectation is that we will be permitted by the bank to roll over as much of the debt as we require.  So this arrangement provides us with considerable flexibility in molding our debt structure to our immediate need.  At the present time, for example, as we have completed production and shipment of the UNICEF order, our bank debt has been reduced to $8.1 million, an amount adequate for our current financial requirements.

We believe that our banking relationships provide us adequate liquidity to fund our ongoing operations and modest growth.  Nevertheless we are currently exploring opportunities for increased funding in order to implement certain special projects that we hope will enhance our product offerings and

.

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

Binbin is highly leveraged.  Our current liabilities substantially exceed our current assets, and consist primarily of short-term debt to Chinese banks.  Currently we pay relatively low interest rates on these debts (6.39% to 7.023%).  The government of China, however, is considering implementing policies aimed at controlling the growth of the Chinese economy.  These policies would result in significantly higher interest rates.  If that were to occur, or if other factors caused an increase in interest rate, our expenses would increase significantly, which could eliminate our profitability.

If the Yuan is allowed to float freely against the U.S. Dollar, our profits will be reduced.

Over 90% of our sales are made outside of China.  Our export sales are priced in Dollars.  If the value of the Dollar relative to the Yuan is reduced, our revenue will be proportionately reduced, as overseas customers will find our products to be more expensive than those provided by their local office supply providers.

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

.

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

.

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

Date: May 21, 2007.

By: /s/ Wei Chenghui

Wei Chenghui

Chief Executive Officer and Chief Financial Officer

.