Form 10QSB
period 2007-06-30
China Stationery & Office Supply, Inc.
filed 2007-08-20
CIK 1138724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _______

COMMISSION FILE NUMBER: 0-49819

_______________

_CHINA STATIONERY AND OFFICE SUPPLY INC.

(Exact Name of Small Business Issuer As Specified In Its Charter)

    DELAWARE

            33-0931599

______________________________

  ____________________________

    (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENFIFICATION NO.)

   INCORPORATION OR ORGANIZATION)

c/o Ningbo Binbin Stationery

Qiaotouhu Industrial Park
Ninghai, Zhejiang Province 315611 P.R. China

________________________________________________________________

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

The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at August 17, 2007 was 11,988,752.

Transitional Small business Disclosure Format (Check one): Yes ☐; No ☒.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA STATIONERY AND OFFICE SUPPLY, INC.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

ASSETS

JUNE 30, 2007
CURRENT ASSETS
Cash and cash equivalents	$ 1,969,631
Accounts receivable, net of allowance of $32,807	831,481
Inventories	6,393,855
Advances to vendors	41,165
Employee travel advance	52,314
Other receivables, net	16,717
Prepaid expenses and sundry current assets	947,288
Short-term investment	7,890
Total Current Assets	10,260,341

PROPERTY AND EQUIPMENT, NET	7,742,683

OTHER ASSETS, NET
Intangible assets, net	1,074,738
Other assets	34,964
Total Other Assets	1,109,702

Total Assets	$19,112,726

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 1,536,823
Short-term bank loans	10,914,500
Notes payable	867,900
Total Current Liabilities	13,319,223

SHAREHOLDERS’ EQUITY
Preferred stock, par value $.001, 2,000,000 shares
authorized and 500,000 shares issued and outstanding	500
Common stock, par value $.001, 50,000,000 authorized
11,987,427 shares issued and outstanding	11,987
Additional paid-in capital	1,653,824
Retained earnings	2,854,887
Statutory reserve	578,087
Accumulated other comprehensive income	694,218
Total Shareholders’ Equity	5,793,503

Total Liabilities and Shareholders' Equity	$19,112,726

See accountants’ report and notes to consolidated financial statements.

CHINA STATIONERY AND OFFICE SUPPLY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	JUNE 30,		JUNE 30,
	2007	2006	2007	2006

NET SALES	$7,753,777	$6,957,113	$19,341,652	$11,439,450

COST OF GOODS SOLD	7,057,674	5,992,134	17,322,064	9,817,015

GROSS PROFIT	696,103	964,979	2,019,588	1,622,435

OPERATING EXPENSES
Selling, General and administrative expenses	646,096	516,915	1,530,447	1,050,083

INCOME FROM OPERATIONS	50,007	448,064	489,141	572,352

OTHER INCOME (EXPENSE)
Interest income (expense), net	(107,057)	(158,109)	(383,684)	(323,135)
Other income (expense), net	35,633	168	11,590	(5,843)

Total Other Income (Expense)	(71,424)	(157,941)	(372,094)	(328,978)

INCOME BEFORE PROVISION FOR
INCOME TAXES	(21,417)	290,123	117,047	243,374

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME	(21,417)	290,123	117,047	243,374

OTHER COMPREHENSIVE INCOME
Unrealized gain on foreign currency exchange	88,642	65,667	145,336	97,586

COMPREHENSIVE INCOME	$ 67,225	$ 355,790	$ 262,383	$ 340,960

NET INCOME PER SHARE: BASIC AND DILUTED	$ .00	$ .04	$ .01	$ .04

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC AND DILUTED	11,987,427	8,386,852	11,987,427	6,943,971

See accountants’ report and notes to consolidated financial statements.

CHINA STATIONERY AND OFFICE SUPPLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	JUNE 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 117,047	$ 243,374
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	301,090	241,397
Bad debt expense	5,403	-
Changes in assets and liabilities:
Accounts receivable, net	4,384,087	214,978
Inventories	(69,334)	337,500
Advance to vendors	3,617,808	(24,174)
Employee travel advances	137,391	-
Other receivables, net	262,884	(32,920)
Other assets	17,058	-
Prepaid expenses and sundry current assets	(380,362)	(33,011)
Accounts payable and accrued expenses	(4,350,540)	(1,135,162)
Advances from customers	(999,160)	1,090,256
Total Adjustments	2,926,325	658,864

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,043,372	902,238

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(428,096)	(338,541)
Payments to minority shareholders	-	(180,000)
Additions to intangible assets	-	22,596
Short-term investment	(7,783)	-
Loans to other company	29,324	-
Net Cash Used By Investing Activities	(406,555)	(495,945)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances or repayments of bank loans, net	(3,242,750)	(515,000)
Contributed capital	-	455,811
Repayment of notes payable	856,086	-
Net Cash Used By Financing Activities	(2,386,664)	(59,189)

EFFECT ON FOREIGN CURRENCY TRANSLATION ON CASH	44,837	9,845

NET INCREASE IN CASH AND CASH EQUIVALENTS	294,990	356,949

CASH AND CASH EQUIVALENTS – BEGINNING	1,674,641	1,124,554

CASH AND CASH EQUIVALENTS – END	$1,969,631	$1,481,503

See accountants’ report and notes to consolidated financial statements.

CHINA STATIONERY AND OFFICE SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

 (UNAUDITED)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended December 31, 2006.

NOTE 2 – ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and with the requirements of Form 10-QSB and Item 310 of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

NOTE 3 - ACCOUNTS RECEIVABLE

The Company extends to certain customers credit terms up to 12 months. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on periodic reviews of the ages of accounts receivables and customer payment patterns. Accounts receivable are presented net of an allowance for doubtful accounts of $32,807 and $233,828 at June 30, 2007 and 2006, respectively.

NOTE 4 - INVENTORIES

A summary of the components of inventories at June 30, 2007 is as follows:

Raw materials	$1,751,031
Work in process	3,155,797
Finished goods	1,487,027

Total	$6,393,855

NOTE 5 - PROPERTY AND EQUIPMENT

A summary of property and equipment at June 30, 2007 is as follows:

Building	$5,893,434
Manufacturing equipment	2,723,404
Office equipment and furniture	764,252
Vehicles	626,054
10,007,144

Accumulated depreciation	(2,264,461)

Total	$7,742,683

Depreciation expense for the six months ended June 30, 2007 and 2006 was $288,606 and $230,377, respectively.

CHINA STATIONERY AND OFFICE SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

NOTE 6 - INTANGIBLE ASSETS

Net intangible assets at June 30, 2007 were as follows:

Rights to use land	$1,198,749
Accumulated amortization	(124,011)

$1,074,738

The Company's office and manufacturing site is located in Qiaotouhu Street Scene, Ninghai Zhejiang China.  The Company leases land per a real estate contract with the government of People's Republic of China for a period from November 2001 through November 2051. Per the People's Republic of China's governmental regulations, the Government owns all land.

The Company has recognized the amounts paid for the acquisition of rights to use land as an intangible asset (“Rights to use land”) and is amortizing the asset over a period of fifty years.

Amortization expense for the Company’s intangible assets for the six months ended June 30, 2007 and 2006 amounted to $12,484 and $11,020, respectively.

Amortization expense for the Company’s intangible assets over the next five fiscal years is estimated to be:

2007	$ 24,968
2008	24,968
2009	24,968
2010	24,968
2011	24,968

Total	$124,840

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses comprised of the following at June 30, 2007:

Accounts payable………………………..	$1,445,153
Accrued expense………………………	91,670
$1,536,823

NOTE 8 – SHORT-TERM BANK LOANS

The Company borrowed funds from several financial institutions to meet its working capital requirements.  These borrowings are short term in nature and are secured by the Company’s assets and bear interest from 6.39% to 7.023%.

NOTE 9 - SEGMENT REPORTING

Under SFAS 131, the Company has two reportable segments: Ningbo Binbin Stationery Co., Ltd (“Stationery”) and Ningbo Binbin Style Commodity Co., Ltd (“Style”).  Following is a summary of segment information for the six months ended June 30, 2007 and 2006:

CHINA STATIONERY AND OFFICE SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

NOTE 9 - SEGMENT REPORTING (continued)

Six months ended June 30, 2007:

	Stationery	Style	Other	Total
Revenue	$18,136,614	$1,205,038	$ -	$19,341,652
Operating income (loss)	144,290	144,733	200,118	489,141
Net Income (Loss)	156,039	(27,492)	(11,500)	117,047
Total Assets	15,293,432	3,817,323	1,971	19,112,726
Capital Expenditure	418,433	9,663	-	428,096
Depreciation and amortization	184,855	116,235	-	301,090
Interest expense	383,684	-	-	383,684

Six months ended June 30, 2006:

	Stationery	Style	Other	Total
Revenue	$ 10,492,239	$ 947,211	$ -	$ 1,439,450
Operating income (loss)	591,419	(19,067)	-	572,352
Net Income (Loss)	271,649	(28,275)	-	243,374
Total Assets	16,161,721	1,136,749	-	17,298,470
Capital Expenditure	333,245	5,296	-	338,541
Depreciation and amortization	224,020	17,377	-	241,397
Interest expense	263,356	86	-	263,442

NOTE 10 – SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $383,684 and $323,135 for interest and $-0- and $-0- for income tax during the six months ended June 30, 2007 and 2006, respectively.

NOTE 11 - STATUTORY RESERVE

In accordance with the Chinese Company Law, the company has allocated 10% of its annual net income, amounting to $26,238 as statutory reserve for the six months ended June 30, 2007 and 2006, respectively.

NOTE 12 – EARNINGS PER SHARE

The company presents earnings per share on a basic and diluted basis. Basic earnings per share has been computed by dividing net earnings by the weighted average number of shares outstanding. Diluted earnings per share has been computed by dividing net earnings by the weighted average number of shares outstanding including the effect of dilutive securities. The Company does not have dilutive securities.

NOTE 13 - RISK FACTORS

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

Overview

Prior to acquiring a listing on the OTC Bulletin Board in June of 2006, the Company’s Chinese subsidiary, Ningbo Binbin Stationery Co., Ltd. (“Binbin”) had established itself through a period of 15 years as one of the top stationery manufacturers in China. It was recognized by Forbes China in 2004 and 2005 as one of the “Top 100 Growth Potential Small and Medium sized private enterprises”.

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

In the late 1990s, the Company began to focus its business model on export sales. It offered the maximum number of products at highly competitive prices. The effort was successful as it established market presence in over 30 countries in five continents. In 2001, the Company became the first private company in Ningbo and among the first in China to obtain approval from the Ministry of Foreign Trade and Economic Cooperation to establish its own import/export company. Its notable foreign customers include Tesco Stores Ltd. (UK), Elmer’s Products, Inc. (US), Daiso Japan, and Romeo Maestri Figli S.p.A. (Italy). For the six months ended June 30, 2007, total export sales accounted for $ 16,987,030 or approximately 88% of total sales.

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

During the quarter ended June 30, 2007 our sales increased by 11% to $7,753,777.  This increase was a more accurate representation of the growth of our business than the first quarter, which was swelled by the UNICEF sale.  It indicates that we have not recaptured all of the market position that we surrendered when we initiated the shift in our product mix, but are on the road to doing so.

Despite the increase in net sales from second quarter 2006 to second quarter 2007, our gross margin on the sales fell from 13.9% in the three months ended June 30, 2006 to 9.0% in the three months ended June 30, 2007, resulting in a 28% reduction in gross profit from $964,979 in the second quarter of 2006 to $696,103 in the second quarter of 2007.  The two primary reasons for the decrease in gross profit were:

1.

The prices of several of our key raw materials have been increasing.  In particular, the world market for non-ferrous metals, such as zinc, copper and nickel, became substantially inflated.  This increased the manufacturing cost of many of our products.

2.

Changes in the exchange rate of the Renminbi also reduced our profit margins.  During the second quarter of 2006 the Renminbi to Dollar exchange rate was nearly 8.0.  Recently the exchange rate has fallen nearly to 7.6.  Since most of our sales are in Dollars, the value of those sales, when converted into our native currency, is reduced.  Since, at the same time, we incur most of our manufacturing cost in Renminbi, the ratio of our sales revenue to our manufacturing cost is reduced by the falling ration of Renminbi to Dollars, diminishing our gross margin.

We do not expect either of these two situations to be reversed in 2007.  In addition, as of July 1, 2007 the Government of China has reduced the rebate that it will pay on certain exported goods from 13% to 8%. with some rebates to fall as low as 5%.  This change will put further downward pressure on our margins.  Therefore we do not expect to reverse the decline in our profit margins until our long-term program of replacing low margin goods with higher margin products is fully implemented.

Selling, general and administrative expenses increased by 43%, from $1,050,083 or 9.2% of sales in the first six months of 2006 to $1,530,447 or 7.9% of sales in the first six months of 2007.  The reduced ratio of expense to sales reflects our efforts to increase the efficiency of our marketing operations.   However, the principal reason s for the overall increase in expenses were:

~~•~~

a 15% increase in selling expenses, which are primarily a direct result of the 11% increase in revenues in 2007 ;

•

a $30,000 increase in salaries to our staff; and

•

a 24% incease in depreciation, due to the expansion of our manufacturing facilities since last year.

     In addition, since May 2006 we have been incurring for the first time the expenses related to our status as a U.S. public company.  These expenses for accountants, lawyers, investor relations professionals and the like offset the effects of our efforts to operate our business more efficiently.  While some of the expenses were unique to our reverse merger in 2006, the costs of complying with U.S. securities regulations will continue with us for the future.

Net pre-tax income for the first six months of 2007 was $117,047, compared to net pre-tax income of $243,374 in the first six months of 2006.  The primary reason for the decline was the net loss of $21,417 realized in the quarter ended June 30, 2007 due to low gross margin on sales.  As a foreign owned entity, the Company is entitled to an income tax holiday during the first two years after it shows a profit, and then a 50% income tax reduction for the next three years. The Company will enjoy the two year tax exemption until December 31, 2007. As a result, our net income for the recent six month period was $117,047, the same as pre-tax income.

Our business operates in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the first six months of 2007 the unrealized gain on foreign currency translations added $262,383 to our accumulated other comprehensive income.

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

The recent decision of the Chinese government to allow its currency to float within a limited range against the Dollar has had sufficient impact on the value of the Renminbi to affect Binbin's export sales somewhat.  The U.S., however, has been strongly urging China to further liberalize its currency policies.  If the Chinese government does allow the Renminbi to increase in value versus the U.S. Dollar, there will be a further adverse effect on Binbin's export sales. Binbin currently prices its export sales in U.S. Dollars and does not engage in any significant hedging activities.  A devaluation of the Dollar will require Binbin to choose between lower profit margins on export sales or increased prices, which would lower sales volume.

Liquidity and Capital Resources

In October 2006 we received an order from UNICEF for over $9 million in products.  The products were shipped at the end of 2006 and during the first three months of 2007.  As a result, the effect of those shipments is apparent throughout our Balance Sheets and Statement of Cash Flows.  To fund the fulfillment of the order, we had increased our bank debt in 2006 by over $4MM.  In the first six months of 2007, we reduced our bank debt by $3,242,750.  Similarly, at the end of 2006 we had advanced $3,638,777 to vendors as deposits on the raw materials we required in order to fulfill the UNICEF order.  By June 30, 2007 all but $41,165 of those deposits had been liquidated.  Finally, as payment was received from UNICEF, we used the funds to reduce our accounts payable and accrued expenses by $4,350,540, substantially improving our balance sheet.  Overall, therefore, our operations in the first six months of 2007 produced $2,926,325 in positive cash flow, compared to $658,864 produced by operations in the first six months of 2006.

On March 31, 2007 we had a working capital deficit of $3,058,882, having added $$69,777 to our deficit at December 31, 2006.  The primary reason for the deficit is the customary Chinese banking practice of funding business clients through short-term debt.  Because of that policy, our entire bank debt ($10.9 million at June 30, 2007) is categorized a short-term liability.  Our expectation is that we will be permitted by the bank to roll over as much of the debt as we require.  So this arrangement provides us with considerable flexibility in molding our debt structure to our immediate need.

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

Binbin is highly leveraged.  Our current liabilities substantially exceed our current assets, and consist primarily of short-term debt to Chinese banks.  Currently we pay interest on our bank debt at rates that are relatively low by Chinese standards (6.39% to 7.023%).  The government of China, however, is considering implementing policies aimed at controlling the growth of the Chinese economy.  These policies would result in significantly higher interest rates.  If that were to occur, or if other factors caused an increase in interest rate, our expenses would increase significantly, which could eliminate our profitability.

If the Renminbi is allowed to float freely against the U.S. Dollar, our profits will be reduced.

Over 87 % of our sales are made outside of China.  Our export sales are priced in Dollars.  If the value of the Dollar relative to the Renminbi is reduced, our revenue will be proportionately reduced, as overseas customers will find our products to be more expensive than those provided by their local office supply providers.

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

Date: August 17, 2007.

By: /s/ Wei Chenghui

Wei Chenghui

Chief Executive Officer and Chief Financial Officer

*       *       *       *       *