Form 10QSB
period 2007-09-30
China Stationery & Office Supply, Inc.
filed 2007-11-14
CIK 1138724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _______

COMMISSION FILE NUMBER: 0-49819

_______________

CHINA STATIONERY AND OFFICE SUPPLY INC.

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

The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at November 13, 2007 was 11,988,752.

Transitional Small business Disclosure Format (Check one): Yes ☐; No ☒.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA STATIONERY AND OFFICE SUPPLY, INC.

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

ASSETS

September 30, 2007
CURRENT ASSETS
Cash and cash equivalents	$ 3,968,972
Accounts receivable, net of allowance of $32,807	2,154,680
Inventories	5,800,424
Advances to vendors	24,231
Employee travel advance	53,070
Prepaid expenses and sundry current assets	942,619
Short-term investment	8,004
Total Current Assets	12,952,000

PROPERTY AND EQUIPMENT, NET	7,857,574

OTHER ASSETS, NET
Intangible assets, net	1,081,431
Other assets	27,611
Long-term investment	66,700
Total Other Assets	1,175,742

Total Assets	$21,985,316

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 1,378,867
Short-term bank loans	10,805,400
Notes payable	3,288,310
Other payables	367,545
Other current liabilities	313,408
Total Current Liabilities	16,153,530

SHAREHOLDERS’ EQUITY
Preferred stock, par value $.001, 2,000,000 shares
authorized and 500,000 shares issued and outstanding	500
Common stock, par value $.001, 50,000,000 authorized
11,987,427 shares issued and outstanding	11,987
Additional paid-in capital	1,688,014
Retained earnings	2,765,410
Statutory reserve	592,231
Accumulated other comprehensive income	773,644
Total Shareholders’ Equity	5,831,786

Total Liabilities and Shareholders' Equity	$21,985,316

See accountants’ report and notes to consolidated financial statements.

CHINA STATIONERY AND OFFICE SUPPLY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
NET SALES	$8,405,726	$4,964,047	$27,747,378	$16,403,497

COST OF GOODS SOLD	7,800,734	4,481,991	25,122,798	14,299,006

GROSS PROFIT	604,992	482,056	2,624,580	2,104,491

OPERATING EXPENSES
Selling, general and administrative expenses	502,771	479,563	2,033,218	1,529,646

INCOME FROM OPERATIONS	102,221	2,493	591,362	574,845

OTHER INCOME (EXPENSE)
Interest income (expense), net	(175,859)	(43,089)	(559,036)	(366,224)
Other income (expense), net	(3,036)	65,507	8,047	59,664

Total Other Income (Expense)	(178,895)	22,418	(550,989)	(306,560)

INCOME BEFORE PROVISION FOR
INCOME TAXES	(76,674)	24,911	40,373	268,285

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	(76,674)	24,911	40,373	268,285

OTHER COMPREHENSIVE INCOME
Unrealized gain on foreign currency exchange	79,426	-	224,762	-

COMPREHENSIVE INCOME (LOSS)	$ 2,752	$ 24,911	$ 265,135	$ 268,285

NET INCOME PER SHARE: BASIC AND DILUTED	($ .01)	$ .00	$ .00	$ .03

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC AND DILUTED	11,987,427	10,187,140	11,987,427	9,465,699

See accountants’ report and notes to consolidated financial statements.

CHINA STATIONERY AND OFFICE SUPPLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$ 40,373	$ 268,285
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	391,751	360,691
Loss on disposal of fixed assets	-	6,597
Bad debt expense	-	-
Changes in assets and liabilities:
Accounts receivable, net	3,136,904	284,845
Inventories	601,793	(846,189)
Advance to vendors	3,660,914	(62,204)
Employee travel advances	138,376	-
Other receivables, net	641,320	281,074
Other assets	24,876	-
Prepaid expenses and sundry current assets	(365,112)	(92,794)
Accounts payable and accrued expenses	(4,555,343)	(551,265)
Advances from customers	(1,011,863)	1,593,634
Taxes and sundry current liabilities	305,662	(619,138)
Total Adjustments	2,969,278	355,251

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,009,651	623,536

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(513,972)	(594,367)
Payments to minority shareholders	-	(180,000)
Additions to intangible assets	-	(22,556)
Short-term investment	(7,838)	-
Long-term investment	(65,320)	-
Loans to other company	29,534	-
Net Cash Used By Investing Activities	(557,596)	(796,923)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances or repayments of bank loans, net	(3,527,280)	(476,857)
Notes payable	3,220,276	-
Contributed capital	33,966	455,811
Net Cash Used By Financing Activities	(273,038)	(21,046)

EFFECT ON FOREIGN CURRENCY TRANSLATION ON CASH	115,314	49,667

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	2,294,331	(144,766)

CASH AND CASH EQUIVALENTS – BEGINNING	1,674,641	1,124,554

CASH AND CASH EQUIVALENTS – END	$3,968,972	$ 979,788

See accountants’ report and notes to consolidated financial statements.

CHINA STATIONERY AND OFFICE SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006

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

NOTE 3 - ACCOUNTS RECEIVABLE

The Company extends to certain customers credit terms up to 12 months. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on periodic reviews of the ages of accounts receivables and customer payment patterns. Accounts receivable are presented net of an allowance for doubtful accounts of $32,807 and $-0- at September 30, 2007 and 2006, respectively.

NOTE 4 - INVENTORIES

A summary of the components of inventories at September 30, 2007 is as follows:

Raw materials	$1,449,089
Work in process	3,275,279
Finished goods	962,618
Packaging supplies	113,438

Total	$5,800,424

NOTE 5 - PROPERTY AND EQUIPMENT

A summary of property and equipment at September, 2007 is as follows:

Building	$6,006,293
Manufacturing equipment	2,803,697
Office equipment and furniture	791,305
Vehicles	634,995
10,236,290

Accumulated depreciation	(2,378,716)

Total	$7,857,574

Depreciation expense for the nine months ended September 30, 2007 and 2006 was $370,525 and $343,971, respectively.

CHINA STATIONERY AND OFFICE SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

NOTE 6 - INTANGIBLE ASSETS

Net intangible assets at September 30, 2007 were as follows:

Rights to use land	$1,215,191
Accumulated amortization	(133,760)

$1,081,431

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

Amortization expense for the Company’s intangible assets for the nine months ended September 30, 2007 and 2006 amounted to $21,226 and $16,720, respectively.

Amortization expense for the Company’s intangible assets over the next five fiscal years is estimated to be:

2007	$ 24,968
2008	24,968
2009	24,968
2010	24,968
2011	24,968

Total	$124,840

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses comprised of the following at September 30, 2007:

Accounts payable………………………..	$1,356,417
Accrued expense………………………	22,450
$1,378,867

NOTE 8 – SHORT-TERM BANK LOANS

The Company borrowed funds from several financial institutions to meet its working capital requirements.  These borrowings are short term in nature and are secured by the Company’s assets and bear interest from 6.39% to 7.023%.

NOTE 9 - SEGMENT REPORTING

Under SFAS 131, the Company has two reportable segments: Ningbo Binbin Stationery Co., Ltd (“Stationery”) and Ningbo Binbin Style Commodity Co., Ltd (“Style”).  Following is a summary of segment information for the nine months ended September 30, 2007 and 2006:

CHINA STATIONERY AND OFFICE SUPPLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

NOTE 9 - SEGMENT REPORTING (continued)

Nine months ended September 30, 2007:

	Stationery	Style	Other	Total
Revenue	$25,896,002	$1,851,376	$ -	$27,747,378
Operating income (loss)	711,228	(103,366)	(16,500)	591,362
Net Income (Loss)	160,399	(103,526)	(16,500)	40,373
Total Assets	15,619,905	6,363,440	1,971	21,985,316
Capital Expenditure	510,970	3,002	-	513,972
Depreciation and amortization	328,335	63,416	-	391,751
Interest expense	559,036	-	-	559,036

Nine months ended September 30, 2006:

	Stationery	Style	Other	Total
Revenue	$ 15,197,113	$1,206,384	$ -	$ 16,403,497
Operating income (loss)	589,510	(14,665)	-	574,845
Net Income (Loss)	291,653	(23,368)	-	268,285
Total Assets	15,026,013	2,928,377	-	17,954,390
Capital Expenditure	586,896	7,471	-	594,367
Depreciation and amortization	324,650	36,041	-	360,691
Interest expense	361,829	4,395	-	366,224

NOTE 10 – SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $559,036 and $366,224 for interest and $-0- and $-0- for income tax during the nine months ended September 30, 2007 and 2006, respectively.

NOTE 11 - STATUTORY RESERVE

In accordance with the Chinese Company Law, the company has allocated 10% of its annual net income, amounting to $-0- as statutory reserve for the nine months ended September 30, 2007 and 2006, respectively.

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

Proviso Regarding Forward-Looking Statements

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

The Company’s product line consists of four categories, which include traditional office stationery and supplies, electric office supplies, office peripheral devices and furniture, and teaching aids. Traditional office supplies include manual staplers, staple removers, pencil sharpeners, hole punchers, rubber stamps, correctional tape, pens, and paper stationery sets. Electric office supplies include electric staples, electric hole punchers, electric paper shredders, electric pencil sharpeners, and vacuum cleaners. Office peripherals include desktop organizers, drawer organizers, bookends, desktop computer accessories, and partition accessories. Teaching aids include protractors, triangles of assorted degrees including 45-degree, 60-degree, and 90-degree, compass sets and additional drafting supplies.

In the late 1990s, the Company began to focus its business model on export sales. It offered the maximum number of products at highly competitive prices. The effort was successful as it established market presence in over 30 countries in five continents. In 2001, the Company became the first private company in Ningbo and among the first in China to obtain approval from the Ministry of Foreign Trade and Economic Cooperation to establish its own import/export company. Its notable foreign customers include Tesco Stores Ltd. (UK), Elmer’s Products, Inc. (US), Daiso Japan, and Romeo Maestri Figli S.p.A. (Italy). Today export sales account for nearly 90% of total sales.

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

The immediate impact of our transition from an exclusive focus on office commodities to a broader catalog was a reduction in sales during 2006. Net sales for 2006 decreased by $9,591,023 or 25.7% from the revenues realized in 2005, as our customers delayed placing orders for our new product lines in order to build up the necessary market. During 2007, however, our sales momentum has begun to grow again. Revenue for the first nine months of 2007 was $27,747,378, an increase of 69% from the $16,403,497 in revenue realized in the first nine months of 2006.

While the revision to our marketing focus was a factor in the improvement in our nine months revenues, an additional reason for the increase was the fact that UNICEF did not place its annual order until near to the end of 2006.  We were able to ship only $2.55 million of this $9 million order in 2006, and shipped the remaining $6.45 million in the first quarter of 2007.  In contrast, we had only modest sales to UNICEF in the first nine months of 2006. We believe that sales to UNICEF will continue to represent a large portion of our revenue in the next few years. But we cannot predict when UNICEF will place its orders, and so cannot determine the extent to which our revenues and earnings will develop a pattern of seasonality as a result of the UNICEF orders.

During the quarter ended September 30, 2007 our sales increased by 69% to $8,405,726.  This increase was a more accurate representation of the growth of our business than the nine months sales, which were swelled by the UNICEF sale.  It indicates that we have nearly recaptured all of the market position that we surrendered when we initiated the shift in our product mix.

Despite the increase in net sales from third quarter 2006 to third quarter 2007, our gross margin on the sales fell from 9.7% in the three months ended September 30, 2006 to 7.2% in the three months ended September 30, 2007.  As a result, despite the 69% increase in sales, our gross profit increased by only 25%, to $604,992.  Similarly, during the nine months ended September 30, 2007, our gross margin fell to 9.5% from the 12.8% margin realized in the first nine months of 2007, with the results that the 25% increase in gross profit lagged the 69% increase in sales from the first nine months of 2006 to the first nine months of 2007.  The two primary reasons for the decrease in gross margin in the current year  were:

1.

The prices of several of our key raw materials have been increasing.  In particular, the world market for non-ferrous metals, such as zinc, copper and nickel, became substantially inflated.  This increased the manufacturing cost of many of our products.

2.

Changes in the exchange rate of the Renminbi also reduced our profit margins.  During most of 2006 the Renminbi to Dollar exchange rate was nearly 8.0.  Recently the exchange rate has fallen to 7.5.  Since most of our sales are in Dollars, the value of those sales, when converted into our native currency, is reduced.  Since, at the same time, we incur most of our manufacturing cost in Renminbi, the ratio of our sales revenue to our manufacturing cost is reduced by the falling ratio of Renminbi to Dollars, diminishing our gross margin.

We do not expect either of these two situations to be reversed in the near future.  In addition, as of July 1, 2007 the Government of China has reduced the rebate that it will pay on certain exported goods from 13% to 8%, with some rebates to fall as low as 5%.  This change will put further downward pressure on our margins.  Therefore we do not expect to reverse the decline in our profit margins until our long-term program of replacing low margin goods with higher margin products is fully implemented.

Selling, general and administrative expenses increased by 37%, from $1,529,646 or 9.3% of sales in the first nine months of 2006 to $2,088,226 or 7.5% of sales in the first nine months of 2007.  The improvement was even more pronounced in the third quarter of 2007, when selling, general and administrative expenses equated to 6.6% of sales, compared to the 9.6% ratio achieved in the third quarter of 2006.  The reduced ratio of expense to sales reflects our efforts to increase the efficiency of our marketing operations.  However, the principal reasons for the overall increase in expenses were:

•

an increase in selling expenses, which are primarily a direct result of the increase in revenues in 2007;

•

an increase in salaries to our staff necessitated by the overall rise in wages in China in recent years; and

•

an incease in depreciation, due to the expansion of our manufacturing facilities since last year.

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

Our interest expense increased significantly in both the three- and nine-month periods ended September 30, 2007.  The reason for the increase was a 69% increase in our bank loans and notes payable from September 30, 2006 to September 30, 2007.  We have used the increased debt primarily to build up our cash reserves and to expand our manufacturing facility, in anticipation of growth.  However, the result of the increased interest expense, when combined with our low margin operations in 2007, has been a net pre-tax loss of $14,635 for the first nine months of 2007, compared to net pre-tax income of $268,285 in the first nine months of 2006.  For the quarter ended September 30, 2007 we incurred a net loss of $131,682, compared to net pre-tax income of $24,911 in the third quarter of 2006.

As a foreign owned entity, the Company is entitled to an income tax holiday during the first two years after it shows a profit, and then a 50% income tax reduction for the next three years. The Company will enjoy the two year tax exemption until December 31, 2007. As a result, our net income for the three- and nine-month periods ended September 30, 2006 was the same as pre-tax income for those periods.

Our business operates in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the first nine months of 2007 the unrealized gain on foreign currency translations added $223,600 to our accumulated other comprehensive income.

In the coming months, the Company expects to substantially increase expenditure into research and development. By working cooperatively with such research institutions as Zhejiang University and Ningbo University, the Company anticipates increases in cycle times of new product introduction along with improving product efficiency.  The Company expects to increase its annualized rate of research and development expenditures to over $1 million by the end of 2007.  This will have a near-term adverse effect on profits, but should secure the Company a strong competitive position for the future.

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

Liquidity and Capital Resources

In October 2006 we received an order from UNICEF for over $9 million in products.  The products were shipped at the end of 2006 and during the first three months of 2007.  As a result, the effect of those shipments is apparent in our Statement of Cash Flows.  To fund the fulfillment of the order, we had increased our bank debt in 2006 by over $4MM.  In the first nine months of 2007, we reduced our bank debt by $3,527,280.  Similarly, at the end of 2006 we had advanced $3,638,777 to vendors as deposits on the raw materials we required in order to fulfill the UNICEF order.  By September 30, 2007 all but $24,231 of those deposits had been liquidated.  Finally, as payment was received from UNICEF and other customers, we used the funds to reduce our accounts payable and accrued expenses by $4,555,343, substantially improving our balance sheet.  Overall, therefore, our operations in the first nine months of 2007 produced $3,009,651 in positive cash flow, compared to $623,536 produced by operations in the first nine months of 2006.

On September 30, 2007 we had a working capital deficit of $3,201,530, having added $212,425 to our deficit since December 31, 2006.  The primary reason for the deficit is the customary Chinese banking practice of funding business clients through short-term debt.  Because of that policy, our entire bank debt ($10.8 million at September 30, 2007) is categorized as a short-term liability.  Our expectation is that we will be permitted by the bank to roll over as much of the debt as we require.  So this arrangement provides us with considerable flexibility in molding our debt structure to our immediate need.

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

Nearly 90% of our sales are made outside of China.  Our export sales are priced in Dollars.  If the value of the Dollar relative to the Renminbi is reduced, our revenue will be proportionately reduced, as overseas customers will find our products to be more expensive than those provided by their local office supply providers.

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

Date: November 13, 2007.

By: /s/ Wei Chenghui

Wei Chenghui

Chief Executive Officer and Chief Financial Officer