Form 10KSB/A
period 2006-12-31
China Stationery & Office Supply, Inc.
filed 2008-03-20
CIK 1138724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

Amendment No. 1

    This amendment is being filed in order to correct an error in the audit report.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors
China Stationery and Office Supply, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of China Stationery and Office Supply, Inc. and Subsidiaries (the “Company”) as of December 31, 2006, and the related statements of income, stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Stationery and Office Supply, Inc. and Subsidiaries as of December 31, 2006, and the results of its consolidated operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

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