Form 10KSB
China Stationery & Office Supply, Inc.
filed 2008-04-15
CIK 1138724

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

     (Mark one)

|X|           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

                or

|   |           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

           For the transition period from ______________ to _____________

Commission file number: 0-49819

CHINA STATIONERY AND OFFICE SUPPLY, INC.
(Exact name of small business issuer in its charter)

             Delaware_______________                                                                                                                                                              33-0931599
 (State or other jurisdiction of                                                                                                                                                                        (IRS Employer Identification No.)
 incorporation or organization)

Qiaotouhu Industrial Park, Ninghai, Zhejiang Province, P.R. China  315611
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

The issuer’s revenues for its most recent fiscal year were $35,588,884.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 9, 2008 was $467,325.

The number of shares outstanding of the issuer’s common stock, as of April 9, 2008 was 11,987,427.

                       DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (check one): Yes |   |    No |X|

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains certain forward-looking statements regarding China Stationery, its business and its financial prospects.  These statements represent Management’s present intentions and its present belief regarding the Company’s future.  Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report.  A number of those risks are set forth in the section of this report titled “Managements Discussion and Analysis – Risk Factors That May Affect Future Results.”

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

Products

Binbin produces 50 series and over 1500 lines of products.  Binbin’s products are arranged in four categories:

▪	Traditional office stationery and supplies - including manual staplers, staple removers, pencil sharpeners, hole punchers, rubber stamps, correctional tape, pens, and paper stationery sets;
▪	Electric office supplies – including electric staples, electric hole punchers, electric paper shredders, electric pencil sharpeners, and vacuum cleaners;
▪	Office peripheral devices and furniture – including desktop organizers, drawer organizers, bookends, desktop computer accessories, and partition accessories; and
▪	Teaching aids – including protractors, triangles of assorted degrees including 45-degree, 60-degree, and 90-degree, compass sets and additional drafting supplies.

Binbin manufactures the majority of the products it sells.  Its pen products and paper products, which represent approximately 20% of its sales, are manufactured for Binbin on a private label basis by a number of vendors.  There are no such vendors who are essential to Binbin’s success.

The primary raw materials used by Binbin are plastics (representing 26% of annual expenses), steel (25%) and packing boxes (15%).  None of the raw materials used by Binbin are specialty items, and Binbin has a ready supply of all raw materials.  During 2007, however, the price of certain metals used by Binbin increased substantially, which had a negative effect on our profits.

Research and Development

Binbin has over 100 technical specialists engaged in product development and R&D. Every year, Binbin develops and markets more than 100 new products. The products have won international market share with their design, superior quality, and competitive prices.   Binbin currently holds 40 patents and has 17 patent applications pending.

In 2007 Binbin spent 5,100,000 RMB ($728,519) on research and development.  In 2005 Binbin spent 4,800,000 RMB ($645,000) on research and development.  Binbin expects to keep its research and development expenses at the 2007 level in 2008, as continual innovation is necessary to maintain Binbin’s competitive position in the office supply market.

In the late 1990’s, Binbin introduced a type of environmentally friendly correction tape. In 1999 the correction tape became a leading product in the domestic market and generated substantial international sales as well.  That product helped to establish Binbin’s reputation for innovation in office supplies.

Marketing

Binbin sells its products both domestically and internationally. In the late 1990s, however, Binbin began to focus its business model on export sales. It offered the maximum number of products at highly competitive prices. The effort was successful, as it established market presence in over 30 countries in five continents. In 2001, the Company became the first private company in Ningbo and among the first in China to obtain approval from the Ministry of Foreign Trade and Economic Cooperation to establish its own import/export company. Its notable foreign customers include Tesco Stores Ltd. (UK), Elmer’s Products, Inc. (US), Daiso Japan, and Romeo Maestri Figli S.p.A. (Italy).  Today Binbin employs a team of over 100 people dedicated to the development of international business, and export sales account for nearly 90% of total sales.  Binbin has registered trademarks in more than 30 countries.
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

There was only one customer who was the source of more than 5% of Binbin’s revenues in 2007:  UNICEF, which accounted for 14% of our revenue.  Binbin has worked with UNICEF’s Beijing office as well as its headquarters in Denmark since 2004.  In 2006 the China Office of UNICEF was the source of 12% of Binbin’s revenues.

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

Employees

Binbin has 952 employees, all of whom are employed on a full-time basis.

ITEM 2.                      DESCRIPTION OF PROPERTY

Binbin’s facility, which is owned by Binbin, is located in Ninghai City Haishu Industrial Zone, which is about 45 miles away from the port of Beilun and Ningbo Leshe Airport.  Binbin’s campus covers an area of 52,000 square meters, with a facility area of 28,000 square meters.

Binbin’s present manufacturing facility has the capacity to manufacture products with a wholesale value of approximately 592 million RMB ($79 million).  Therefore management expects the facility to be adequate for Binbin for the foreseeable future.

ITEM 3.                      LEGAL PROCEEDINGS

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our shareholders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

(a)  Market Information.

Our common stock is listed for quotation on the OTC Bulletin Board under the trading symbol “CSOF.”  The following table sets forth the bid prices quoted for our common stock during each quarter in the past two fiscal years.

	Bid
Period:	High	Low

Jan. 1, 2006 - Mar. 31, 2006	$5.00	$.60
Apr. 1, 2006 - June 30, 2006	$4.00	$2.46
July 1, 2006 – Sep. 30, 2006	$4.99	$1.10
Oct. 1, 2006 – Dec. 31, 2006	$1.65	$.55

Jan. 1, 2007 - Mar. 31, 2007	$.81	$.54
Apr. 1, 2007 - June 30, 2007	$.80	$.40
July 1, 2007 – Sep. 30, 2007	$.51	$.25
Oct. 1, 2007 – Dec. 31, 2007	$.51	$.21

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

(d) Recent Sales of Unregistered Securities.

China Stationery did not sell any unregistered securities during the 4th quarter of 2007.

 (e) Repurchase of Equity Securities.  The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2007.

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

The immediate impact of our transition from an exclusive focus on office commodities to a broader catalog was a reduction in sales during 2006. Net sales for 2006 decreased by $9,591,023 or 25.7% from the revenues realized in 2005, as our customers delayed placing orders for our new product lines in order to build up the necessary market. During 2007, however, our sales momentum began to grow again. Revenue in 2007 was $35,596,825, an increase of 28% from the $27,719,814 in revenue realized in 2006.

While the revision to our marketing focus was a factor in the improvement in annual revenues, an additional reason for the increase was the fact that UNICEF did not place its annual order until near to the end of 2006.  We were able to ship only $2.55 million of this $9 million order in 2006, and shipped the remaining $6.45 million in the first quarter of 2007.  We believe that sales to UNICEF will continue to represent a large portion of our revenue in the next few years. But we cannot predict when UNICEF will place its orders, and so cannot determine the extent to which our revenues and earnings will develop a pattern of seasonality as a result of the UNICEF orders.

Despite the increase in net sales from 2006 to 2007, our gross margin on the sales fell from 10.9% in 2006 to 9.3% in 2007.  As a result, despite the 28% increase in sales, our gross profit increased by only 10%, to $3,310,968.  The two primary reasons for the decrease in gross margin in the current year were:

1.
The prices of several of our key raw materials have been increasing.  In particular, the world market for non-ferrous metals, such as zinc, copper and nickel, became substantially inflated.  This increased the manufacturing cost of many of our products.

2.
Changes in the exchange rate of the Renminbi also reduced our profit margins.  During most of 2006 the Renminbi to Dollar exchange rate was nearly 8.0.  Recently the exchange rate has fallen to 7.4.  Since most of our sales are in Dollars, the value of those sales, when converted into our native currency, is reduced.  Since, at the same time, we incur most of our manufacturing cost in Renminbi, the ratio of our sales revenue to our manufacturing cost is reduced by the falling ratio of Renminbi to Dollars, diminishing our gross margin.

We do not expect either of these two situations to be reversed in the near future.  In addition, as of July 1, 2007 the Government of China reduced the rebate that it will pay on certain exported goods from 13% to 8%, with some rebates falling as low as 5%.  This change put further downward pressure on our margins.  Therefore we do not expect to reverse the decline in our profit margins until our long-term program of replacing low margin goods with higher margin products is fully implemented.

The ratio of our sales expenses to our net sales improved, from 4.3% in 2006 to 4.0% in 2007, reflecting our efforts to increase the efficiency of our marketing operations.  However, selling, general and administrative expenses increased by 87%, from $2,375,134 or 8.6% of sales in 2006 to $4,447,842 or 12.5% of sales in 2007.  The principal reasons for the overall increase in expenses were:

•	an increase in salaries to our staff necessitated by the overall rise in wages in China in recent years;
•	an increase in depreciation, due to the expansion of our manufacturing facilities since last year; and
•	our decision to increase our allowance for doubtful accounts by over $1.1 million due to concerns about the collectability of a major sale.

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

Our interest expense increased significantly in 2007.  The reasons for the increase were a 12% increase in our bank loans and notes payable from December 31, 2006 to December 31, 2007, as well as an increase in the interest rates on our debt.  We have used the increased debt primarily to build up our cash reserves and to expand our manufacturing facility, in anticipation of growth.  However, the result of the increased interest expense, when combined with our low margin operations in 2007, was a net pre-tax loss of $1,849,151 for 2007, compared to net pre-tax income of $403,820 in 2006.

The operations of our subsidiary, Binbin Style, produced a net loss of $616,070 during 2007.  However, because we own only 90% of Binbin Style, we reduced the loss by a “minority interest” of $61,637 on our Statement of Operations.  If, in the future, Binbin Style returns to profitable operations, the profits will likewise be reduced by the “minority interest.”  After that deduction and taking into account the expenses incurred by the parent corporation, our net loss for 2007 was $1,787,514, compared to net income of $385,312 in 2006.

As a foreign owned entity, the Company is entitled to an income tax holiday during the first two years after it shows a profit, and then a 50% income tax reduction for the next three years. The Company enjoyed the two year tax exemption through December 31, 2007. For 2008 and the subsequent years Binbin we will pay income tax at one-half the standard corporate rate of 25%.

Our business operates in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During 2007 the unrealized gain on foreign currency translations added $714,971 to our accumulated other comprehensive income.

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

Liquidity and Capital Resources

Our cash flows are a function of the timing of the orders we receive.  In October 2006, for example, we received an order from UNICEF for over $9 million in products.  The products were shipped at the end of 2006 and during the first three months of 2007.  To fund the fulfillment of the order, we increased our bank debt at the end of 2006 by over $4MM.  In the first nine months of 2007, we reduced our bank debt by $3,527,280, but then increased it by $1,720,168 in the 4th quarter in anticipation of new orders.  Similarly, at the end of 2006 we had advanced $3,638,777 to vendors as deposits on the raw materials we required in order to fulfill the UNICEF order.  By September 30, 2007 all but $24,231 of those deposits had been liquidated.  But in the 4th quarter of 2007 we advanced $2,219,975 to vendors, again in anticipation of new orders.  Finally, as payment was received from UNICEF and other customers, we used the funds to reduce our accounts payable by $1,099,393, improving our balance sheet.

Overall, our operations in 2007 produced $2,712,529 in positive cash flow, compared to $4,101,390 used in operations in 2006.

On December 31, 2007 we had a working capital deficit of $4,785,708, having added $1,796,603 to our deficit since December 31, 2006.  The primary reason for the deficit is the customary Chinese banking practice of funding business clients through short-term debt.  Because of that policy, our entire bank debt ($12.0 million at December 31, 2007) is categorized as a short-term liability.  Our expectation is that we will be permitted by the bank to roll over as much of the debt as we require.  So this arrangement provides us with considerable flexibility in molding our debt structure to our immediate need.

Our liquidity is affected by certain lending arrangements that we have made, involving certain suppliers of our raw materials and other companies with which we have mutual assistance relationships.  These relationships manifest themselves in two ways, both of which are common practice in the Chinese business environment.  First, we have on our balance sheet “other receivables” of $2,438,502.”  These represent moneys that we have loaned to suppliers to secure good selling terms from them. The loans are understood to be due on demand.  However, as per the accepted practice in China, we will afford the supplier this credit as the supplier requires it, in order to maintain the goodwill of the relationship.

The second financing arrangement related to our business operations involves a series of guarantees, some mutual, some in exchange for business advantages.  At December 31, 2008 Binbin was the guarantor of a total of 33.6 million RMB in debt (approximately $4,516,000).  11,600,000 RMB of the debt that we were guaranteeing was owed to banks by four of our suppliers.  We made these guarantees for the same reason as supported our loans to suppliers.  22,000,000 RMB of the debt was guaranteed for the benefit of two Chinese businesses that are similarly guaranteeing Binbin’s bank debt.  The debts we are guaranteeing are one-year loans without amortization, and our guarantees apply to principal payments only.  China’s banks encourage this kind of cross-guarantee arrangement as a means of expanding the lending base of its customers.  The situation does, however, increase the risk to our assets, as we face the possibility of being called upon to satisfy the debts we have guaranteed.  We believe, however, that the debts we have guaranteed are likely to be paid, and that the arrangements provide us more benefit than risk.

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

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for 2007, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  These estimates were:

•
Our decision, described in Note 3 to the Consolidated Financial Statements, to increase our allowance for doubtful accounts from $10,975 to $1,128,713.  This decision was based on our decision to reserve against all receivables that were outstanding more than one year.

•
Our decision, evidenced in Note 4 to the Consolidated Financial Statements, to record no provision for obsolete inventories.  This decision was based on fact that we expect to liquidate all of our finished inventory and work in progress, while the raw materials are currently usable.

•
Our decision, described in Note 14 to the Consolidated Financial Statements, to record a 100% valuation allowance for our deferred tax asset.  This decision was based on our lack of assurance that we would realize sufficient profits in the future to take advantage of the asset.

We have made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2007.

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

Binbin is highly leveraged.  Our current liabilities substantially exceed our current assets, and consist primarily of short-term debt to Chinese banks.  Currently we pay interest on our bank debt at rates that are relatively low by Chinese standards (6.85% to 7.47%).  The government of China, however, is considering implementing policies aimed at controlling the growth of the Chinese economy.  These policies would result in significantly higher interest rates.  If that were to occur, or if other factors caused an increase in interest rate, our expenses would increase significantly, which could eliminate our profitability.

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

Our operations are international, and we are subject to significant political, economic, legal and other uncertainties (including, but not limited to, trade barriers and taxes that may have an adverse effect on our business and operations.

We manufacture all of our products in China and substantially all of the net book value of our total fixed assets is located there. However, we sell our products primarily to customers outside of China. As a result, we may experience barriers to conducting business and trade in our targeted markets in the form of delayed customs clearances, customs duties and tariffs. In addition, we may be subject to repatriation taxes levied upon the exchange of income from local currency into foreign currency, as well as substantial taxes of profits, revenues, assets or payroll, as well as value-added tax. The markets in which we plan to operate may impose onerous and unpredictable duties, tariffs and taxes on our business and products.  Any of these barriers and taxes could have an adverse effect on our finances and operations.

We rely principally on dividends and other distributions on equity paid by our operating subsidiary to fund our cash and financing requirements, but such dividends and other distributions are subject to restrictions under PRC law. Limitations on the ability of our operating subsidiary to pay dividends or other distributions to us could have a material adverse effect on our ability to grow, make investments or acquisitions, pay dividends to you, and otherwise fund and conduct our business.

We are a holding company and conduct substantially all of our business through our operating subsidiary, Binbin, which is a limited liability company established in China. We rely on dividends paid by Binbin for our cash needs, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. The payment of dividends by entities organized in China is subject to regulations permitting Binbin to pay dividends to us only out of accumulated profits as determined in accordance with PRC accounting standards and regulations. Binbin is also required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its general reserves until the cumulative amount of such reserves reaches 50% of its registered capital. These reserves are not distributable as cash dividends. In addition, Binbin is required to allocate a portion of its after-tax profit to its enterprise expansion fund and the staff welfare and bonus fund at the discretion of its board of directors. Moreover, if Binbin incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Any limitations on the ability of Binbin Q to pay dividends or other distributions to us could have a material adverse effect on our ability to grow, make investments or acquisitions, pay dividends to you, and otherwise fund or conduct our business.

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

ITEM 8.                      CHANGES IN AND DISAGREEMENTS WITH   ACCOUNTANTS ONACCOUNTING AND FINANCIAL DISCLOSURE.

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

(c)	Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2007, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified two material weaknesses in our internal control over financial reporting.  These material weaknesses consisted of:

a. Inadequate staffing and supervision within the accounting operations of our company.  The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

b. Lack of expertise in U.S accounting principles among the personnel in our Chinese headquarters.  Our books are maintained and our financial statements are prepared by the personnel employed at our executive offices in the City of Ninghai.  Few of our employees have experience or familiarity with U.S accounting principles.  The lack of personnel in our Ninghai office who are trained in U.S. accounting principles is a weakness because it could lead to improper classification of items and other failures to make the entries and adjustments necessary to comply with U.S. GAAP.

c. Lack of independent control over policy implementation.  Wei Chenghui is the sole director of China Stationery, as well as its Chief Executive Officer and Chief Financial Officer.  As a result, Mr. Wei is responsible for both the development of financial policies and for their implementation.  The absence of other directors to review the implementation of the Board’s policies and the performance by management is a weakness because it could lead to a failure to note and remedy improper financial accounting.

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 8B.                                OTHER INFORMATION.

None.

PART III

ITEM 9.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following individuals are the members of China Stationery’s Board of Directors and its executive officers.

Name	Age	Position with the Company	Director Since
Wei Chenghui	46	Chairman, Chief Executive Officer, Chief Financial Officer	2006
Hu Jufen	44	Vice President	--
Wei Chengzhao	41	Vice President	--

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

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Wei Chenghui	2007	$21,600	--	--	--	--
	2006	$20,000	--	--	--	--
	2005	$21,951	--	--	--	--

Equity Awards

The following tables set forth certain information regarding the stock options acquired by the executive officer named in the table above during the year ended December 31, 2007 and those options held by her on December 31, 2007.

Option Grants in the Last Fiscal Year
					Potential realizable value at assumed annual rates of appreciation for option term
	Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($/share)	Expiration Date
					5%	10%
Wei Chenghui	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officer named in the table above during the year ended December 31, 2007 and held by her unvested at December 31, 2007.

Unvested Stock Awards in the Last Fiscal Year

	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Wei Chenghui	0	--

Remuneration of Directors

None of the members of the Board of Directors receives remuneration for service on the Board.

ITEM 11.                                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS ANDMANAGEMENT

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

Equity Compensation Plan Information

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2007.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders.......	0		0
Equity compensation plans not approved by security holders......	0		0
Total..............	0		0

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships

None.

Director Independence

None of the members of the Board of Directors is independent, as “independent” is defined in the rules of the NASDAQ Stock Market.

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

ITEM 14                                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

China Stationery & Office Supply, Inc. engaged the firm of P.C. Liu, CPA, P.C. to audit its 2007 financial statements on March 7, 2008.  Prior to March 7, 2008 P.C. Liu, CPA, P.C. had not performed any services for the Company.

Audit Fees

P.C. Liu, CPA, P.C. billed $50,000 to the Company for professional services rendered for the audit of our fiscal 2007 financial statements.

Audit-Related Fees

P.C. Liu, CPA, P.C. billed $0 to the Company during fiscal 2007.

Tax Fees

P.C. Liu, CPA, P.C. billed $0 to the Company during fiscal 2007.

All Other Fees

P.C. Liu, CPA, P.C. billed $0 to the Company in fiscal 2007.

 It is the policy of the Company’s Board of Directors that all services, other than audit, review or attest services, must be pre-approved by the Board of Directors, acting in lieu of an audit committee.  All of the services described above were approved by the Board of Directors.

PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCCOUNTING FIRM - 2007	F - 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCCOUNTING FIRM - 2006	F - 2

FINANCIAL STATEMENTS:

CONSOLIDATED BALANCE SHEETS	F - 3
CONSOLIDATED STATEMENTS OF INCOME	F - 4
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY	F - 5
CONSOLIDATED STATEMENTS OF CASH FLOWS	F - 6

NOTES TO FINANCIAL STATEMENTS	F - 7 - F - 14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Stationery and Office Supply, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of China Stationery and Office Supply, Inc. and Subsidiaries as of December 31, 2007 and the related statements of income, stockholders’ equity, and cash flows for the year ended. These consolidated financial statements are the responsibility of China Stationery and Office Supply, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. Another firm audited 2006’s financial statements, and issued an unqualified opinion dated March 23, 2006.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Stationery and Office Supply, Inc. and Subsidiaries as of December 31, 2007, and the results of its consolidated operations and its cash flows for year ended in conformity with accounting principles generally accepted in the United States of America.

/s/ P.C.LIU, CPA, P.C.

P.C.LIU, CPA, P.C.
Flushing, NY
March 27, 2008

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

/s/ Patrizio & Zhao, LLC

Parsippany, New Jersey
March 23, 2006

BALANCE SHEET
ASSETS	2007	2006

Current Assets:
Cash and Cash Equivalent	$5,526,373	$1,675,982
Accounts Receivable-net	2,691,125	5,149,005
Inventory	5,010,751	6,164,874
Advance to Suppliers	2,174,885	3,615,824
Other Receivable	2,438,502	276,124
Employee Travel Advances	27,257	186,793
Prepaid expense	998,349	576,563
Total Current Assets	18,867,242	17,645,165

Long-term Investment	68,400
Property, Plant & Equipment, net	7,799,530	7,410,514
Intangible Asset, net	1,295,986	1,060,106
Other Assets	20,073	50,946

Total Assets	$28,051,231	$26,166,731

LIABILITIES AND STOCKHOLDERS' EQUITY

	2007	2006
Current Liabilities:
Accounts Payable	$5,079,288	$4,991,122
Notes payable	4,391,312	804,583
Short-term Bank Loans	12,038,488	13,845,600
Advanced from Customers	2,143,862	992,965
Total Current Liabilities	23,652,950	20,634,270

Long-Term Liabilities:	0	0
Total Liabilities	23,652,950	20,634,270

Stockholders' Equity:
Preferred Stock- $.001 par value, 2,000,000 shares authorized and
500,000 shares issued and outstanding	0	500
Common Stock, stated value $.0001, 50,000,000 authorized
11,987,427 shares issued and outstanding	11,987	11,987
Additional Paid in Capital	1,654,324	1,653,824
Retained Earnings	875,886	2,725,037
Statutory Reserve	592,231	592,231
Accumulated Other Comprehensive Income	1,263,853	548,882
Total Stockholders' Equity	4,398,281	5,532,461

Total Liabilities and Stockholders' Equity	$28,051,231	$26,166,731

STATMENT OF INCOME

	2007	2006

Net Sales	$35,596,825	$27,719,814
Cost of Goods Sold	32,285,857	24,710,250
Gross Profit	3,310,968	3,009,564

Operating Expenses:
Sales Expenses	1,408,738	1,189,659
General and Administrative Expenses	3,039,104	1,185,475
Total Operating Expenses	4,447,842	2,375,134

Income from Operations	(1,136,874)	634,430

Other( Income) /Expenses:
Interest Expense	$748,041	$472,272
Government Subsidy Income	(104,435)	(296,084)
Non-operation (Income)Expense	68,670	54,422
Total Other (Income)/Expenses	712,277	230,610

Income (Loss) from Continuing Operations	(1,849,151)	403,820
Minority Interest	61,637	(18,508)
Provision For State Income Taxes	0	0

Net Loss	(1,787,514)	385,312
Other Comprehensive Item:
Unrealized Gain on Foreign Currency Translation	714,971	488,357

Net Comprehensive Income	$(1,072,543)	$873,669

Earnings per Common Share-basic and Diluted	(0.15)	0.03
Weighted Average Common shares-Basic and Diluted	11,987,427	11,987,427

STOCKHOLDER EQUITY

	Contributed			Common Stock Stated Value $.0001		Additional			Accumulated Other	Total
		Prefered Stock				Paid in	Statutory	Retained	Comprehensive	Stockholders'
	Capital	Shares	Amount	Shares	Amount	Capital	Reserve	Earnings	Income	Equity
Balance December 3 1, 2005	$1,210,000			-	-	$-	$551,849	$3,127,144	$60,525	$4,949,518

Exchange for Common Stock	(1,210,000)					1,653,824				443,824
Insurance for Preferred Stocks		500,000	500					0		500
Insurance of Common Stocks				11,987,427	11,987					11,987
Effect of Merger and Recapitalization								(765,545)	-	(765,545)
Net Income								403,820		403,820
Allocation of Statutory Reserve							40,382.00	(40,382)		-
Other Comprehensive Income									488,357	488,357

Balance December 31, 2006	-	500,000	$500	11,987,427	$11,987	$1,653,824	$592,231	$2,725,037	$548,882	$5,532,461

Conversion of Preferred Stock to
Common Stocks		(500,000)	(500.00)			500				-
Net Income
Allocation of Statutory Reserve								(1,849,151)		(1,849,151)
Other Comprehensive Income									714,971	714,971
									-	-
Balance- December 31, 2007		-	-	11,987,427	11,987	1,653,824	592,231	$875,886	$1,263,853	$4,398,281

STATMENT OF CASH FLOW

Cash Flows From Operating Activities:	2007	2006

Net income (Loss)	$(1,799,712)	$385,312
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interest	61,637	18,508
Depreciation and amortization	857,657	502,961
Loss on disposal of fixed assets	9,295	6,597
Changes in assets and liabilities:
Accounts receivable, net	2,428,953	(2,821,031)
Inventories	1,154,123	(587,519)
Advances to vendors	1,440,939	(3,530,681)
Employee travel advances	159,536	(61,399)
Other receivables, net	(2,162,378)	81,046
Prepaid expenses	(686,889)	(219,853)
Accounts payable	(1,099,393)	1,481,842
Advances from customers	1,150,897	759,084
Accrued expenses, taxes and sundry current liabilities	1,197,865	(116,257)

Net Cash (Used in) Provided by Operating Activities	2,712,529	(4,101,390)

Cash Flows From Investing Activites
Long-term Investment	(68,400)	0
Acquisition of property and equipment	(609,226)	(1,073,185)

Net Cash Used In Investing Activities	(677,626)	(1,073,185)

Cash Flows From Financng Activites
Proceeds from and (repayments) to bank loans, net	(1,807,112)	5,630,505
Proceeds (repayment) of notes payable	3,586,729	(807,804)
Proceeds from capital contribution	500	860,043
Net Cash Provided by (Used) in Financing Activities	1,780,117	5,682,744
Effect of foreign currency translation gain (loss)	35,369	42,385

Net Increase in Cash And Cash Equivalents	3,850,389	550,554
Cash and cash equivalents at the Beginning of the Years	1,675,982	1,124,087

Cash and cash equivalents at the End of the Years	$5,526,373	$1,675,982

Supplemental Disclosures of Cash Flow Information:

Cash Paid During The Years for:
Interest Paid	756,676	608,278
Income Taxes Paid	-	-

NOTES TO FINANCIAL STATEMENTS

    NOTE 1-ORGANIZATION AND DESCRIPTION OF BUSINESS

China Stationery and Office Supply, Inc. and Subsidiaries (the “Company”) was incorporated in the state of Delaware on September 19, 2005.  The Company’s primary business, through its operating subsidiaries based in China, is to develop, manufacture and market office supplies including stationery, hold punchers, staplers, pens and pencils, rubber stamps, felt markers and numerous other items which are sold through a worldwide net work of distributors in China.

On January 8, 2006 the Company acquired 90% of the stock of Ningbo Binbin Stationery Co., Ltd. (“Binbin”). Binbin was organized on January 29m 1998 under the laws of the People’s Republic of China. (“PRC”). On July 27, 2001, Binbin and its majority shareholder formed Ningbo Binbin Style Commodity Co., Ltd (“NBSC”) under the laws of the PRC. The primary business of NBSC is to manufacture and sell special office supplies and promotion products in the PRC. It is 90% owned by the Binbin. As a result of majority ownership by the Company, the operating results of Binbin and NBSC are included in the consolidated results of the Company.

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

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly and majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets and the valuation of inventories.  Actual results could differ from those estimates.

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

Bad debt reserves

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of account receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves are recorded primarily on a specific identification basis.

Inventories

Inventories are stated at lower of cast, as determined on a weighted average basis, or market.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation.  Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized. Depreciation and amortization are provided using the straight-line method for financial reporting purposes, whereas accelerated methods are used for tax purposes.

Long-lived assets

The Company accounts for long-lived assets in accordance with SFAS No, 144 “Accounting for he impairment of Disposal of Long-Live Assets”, which became effective January 1, 2002. Under SFAS No. 144, the Company reviews long-term assets for impairment whenever events or circumstances indicate that the carrying amount of those assets may not be recoverable. The Company has not incurred any losses in connection with the adoption of this statement.

Intangible assets

Intangible assets consist of “Rights to use land and build a plant”. According to the law of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 50 years. The method to amortize intangible assets is a 50-year straight-line method. The Company also evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows.  Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows form these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

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

Accounting for income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No.109 (“SFAS 109”) which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statements carrying amounts of existing assets and liabilities and their respective tax basis, In addition, SFAS 109 requires recognition of future tax benefits, such as carry forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

Foreign currency translation

The functional currency of China Stationery and Office Supply, Inc and Subsidiaries is the Chinese Renminbi (“RMB”).  For financial reporting purposes, RMB has been translated into United States Dollars (“USD”) as the reporting currency. Assets and Liabilities are translated at the exchange rate in effect at the balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing for the period. Capital accounts are translated at their historical exchange rates when the capital translation occurred. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”. Gains and losses resulting from foreign currency transactions are included in accumulated other comprehensive income.

Statement of cash flows

In accordance with Statement of Financial Accounting Standards No.95, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

New accounting pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 155, Accounting for Certain Hybrid Financial Instruments.  FAS No. 155 replaces FAS No. 133 Accounting for Derivative Instruments and Hedging Activities, and FAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  FAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This statement will be effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The new standard has not had any impact on the Company’s financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods with those fiscal years. The adoption of FAS 157 has not had material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Quantifying Misstatements.” SAB 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the “roll-over” method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated. In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial position and results of operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows companies to measure many financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 159 is not expected to have a material impact on our financial position, results of operations or cash flows.

In December 2007, the financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No.51” (‘SFAS No.160”). SFAS No.160 requires that noncontrolling (or minority) interest in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in mezzanine section of the balance sheet between liabilities and equity. SFAS No. 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement, SFAS No. 160 also changes the manner in which the net income of the Subsidiary is ownership percentages and for deconsolidation. SFAS No. 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years.

NOTE 3-ACCOUNTS RECEIVABLE

The Company extends to certain customers credit terms up to 12 months. Management performs periodic reviews of the ages of accounts receivables and customer payment patterns. Reserves are made when accounts are deemed uncollectible and recorded primarily on a specific identification basis.  The allowance for doubtful accounts amounted to $1,128,713 at December 31, 2007.

NOTE 4-INVENTORIES

A summary of the components of inventories at December 31, 2007 is as follows:

Raw Materials	$918,453

Work in process	888,811

Packaging supplies	156,495

Finished goods	3,046,992
Total	$5,010,751

NOTE 5-ADVANCES TO SUPPLIES

As a normal practice of doing business in China, the Company is frequently required to make advance payments to suppliers for raw materials. Such advance payments are interest free. At December 31, 2007, the balance of advances to suppliers was $2,174,885.

NOTE 6- PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31, 2007 is as follows:

Building	$6,682,714

Manufacturing Equipment	2,403,013

Office furniture & Equipment	541,418

Vehicles	640,153

Construction in Progress	72,499
Subtotal	10,339,797

Less: Accumulatted Depreciation	(2,540,267)

Total Propery & Equipment	$7,799,530

Depreciation expenses for year ended December 31, 2007 was $ 358,228.

NOTE 7- INTANGIBLE ASSETS

The company’s office and manufacturing site is located in Qiaotouhu Street Scene, Ninghai Zhejiang China. The Company leases the land from the local government of PRC with the term from November 2001 to November 2051. The fair value amount of acquisition of the right to use land was recorded as an intangible asset and is being  amortized over the lease term 50 years.

NOTE 8- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses were comprised of the following items as of December 31, 2007.

Accounts payable	$4,196,320
Notes payable	4,391,312
Accrued payroll and related liabilities	354,148
Accrued VAT payable	16,735
Miscellaneous accrued expense.	512,084
Total	9,470,599

NOTE 9-  SHORT-TERM BANK LOANS

The company borrowed funds from several financial institutions for its working capital. These borrowings are short term in nature and are secured by the Company’s real estate and bear interest ranging from 5.850% to 7.470% in 2007.

 NOTE 10-  ADVANCES FROM CUSTOMERS

Advances from customers are non-interest bearing and unsecured. As of December 31, 2007 the balance was $2,143,862.

NOTE 11- STOCKHOLDERS’ EQUITY

Upon the completion of reverse merger as of May 26, 2006, in addition to outstanding 6,585,126 shares of common stock, Dickie Walker issued 10,142,889 shares of common stock and 500,000 shares of Series A Preferred Stock to the shareholders of China Stationery and Office Supply, Inc., Each share of the Series A Preferred Stock can be converted into 120 shares of common stock. All the outstanding of the Series A Preferred Stock was subsequently converted into common stock.

On June 26, 2006, the Board of Directors approved a 5-to-32 reverse stock split of the Company’s outstanding shares of common stock. The reverse stock split becomes effective on July 18, 2006. All share and per share information included in these consolidated financial statements have been adjusted to reflect this reverse stock split.

NOTE 12- SEGMENT REPROTING

Under SFAS 131, the Company has two reportable segments: Ningbo Binbin Stationery Co., Ltd (“Stationery”) and Ningbo Binbin Style Commodity Co., Ltd (“Style”). Following is a summary of segment information for the year ended December 31, 2007 and 2006:

Year ended December 31, 2007

	Stationery	Style	Total
Revenue	$33,547,197	$2,041,687	$35,588,884
Operating income (loss)	(524,367)	(616,070)	(1,140,437)
Total Assets	25,790,919	2,258,641	28,049,560
Capital Expenditure	599,174	10,052	609,226
Depreciation and amortization	720,405	137,252	857,657
Interest expense	756,676	0	756,676

Year ended December 31, 2006

	Stationery	Style	Total
Revenue	$25,927,786	$1,792,028	$27,719,814
Operating income (loss)	698,824	-62,622	636,202
Total Assets	25,999,158	167,573	26,166,731
Capital Expenditure	1,062,030	11,155	1,073,185
Depreciation and amortization	468,654	34,307	502,961
Interest expense	608,184	94	608,278

NOTE 13-STATUTORY COMMON WELFARE FUND

As stipulated by the Company Law of China, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

(1)	Making up cumulative prior years’ losses, if any;

(2)
Allocations to the “statutory surplus reserve” of at least 10% of income after tax, as determined under China’s accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital;

(3)	Allocation of 5-10% of income after tax, as determined under China’s accounting rules and regulations, to the Company’s “statutory common welfare fund”, which is established for the purpose of providing employee facilities and other collective benefits to the Company’s employees; and

(4)	Allocations to the discretionary surplus reserve, if approved in the shareholders’ general meeting.

The Company incurred a loss in the year ended December 31, 2007. Therefore, Company was not required to allocate the “statutory surplus reserve”

NOTE 14-INCOME TAXES

Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognizes for the unexpected future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect in the China for the periods in which the differences are expected to reverse. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets and liabilities, respectively,  will be realized. Therefore, there are no deferred tax assets or liabilities for the year ended December 31, 2007.

Since the Company’s Chinese subsidiaries (“Binbin” and NBSC”) are Sino-joint venture enterprises, under the Chinese tax regulation, they are exempt from corporate income tax. Accordingly, the Company has not accrued income tax for these subsidiaries for the year ended December 31, 2007.

NOTE 15- EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no common stock equivalents available in the computation of earnings (loss) per share at December 31, 2007.

According to the Chinese Company Law, the company has allocated 10% of its annual net profit to the reserve fund. As of December 31, 2007, this fund has accumulated in the amount of $592,231.

                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                              CURRENT NOTE 16- VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company's operations are carried out in China. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the People Republic of China (PRC), and by the general state of the PRC economy.

The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. As of December 31, 2007, substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC of which the Company’s management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on account receivable.

There was no single vendor who accounted for more than 5% of the Company’s total raw material purchases during the year ended December 31, 2007.

The Company had one major customer who accounted for 14% of the total sales for the year ended December 31, 2007.

The Company’s sales are heavily dependent on exports sales to USA and Asia for the year ended December 31, 2007.

NOTE-17 CONTINGENCIES

As of December 31, 2007, Ninbo Binbin Stationery Co., Ltd (“Binbin”) is contingently liable as a guarantor with respect to approximately $4,596,514 of indebtedness of non-related entities. The term of the guarantees is through April 9, 2010. At any time through that day, should any one of the entities default on their debt payments, Binbin will be obligated to perform under that guarantee by making the required payments. The maximum potential amount of future payments that Binbin is required to make under the guarantee is $4,596,514.

NOTE-18 RECLASSIFICATIONS

Preferred stock was converted to common stock. $500 was reclassified to additional paid in capital to reflect the transaction.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA STATIONERY AND OFFICE SUPPLY, INC.

By: /s/ Wei Chenghui
      Wei Chenghui, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on April 15, 2008 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Wei Chenghui
Wei Chenghui, Director,
Chief Executive Officer,
Chief Financial Officer