Form 10-Q
period 2008-05-05
China Stationery & Office Supply, Inc.
filed 2008-05-20
CIK 1138724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _______

COMMISSION FILE NUMBER: 0-49819
_______________

_CHINA STATIONERY AND OFFICE SUPPLY INC.
(Exact Name of Small Business Issuer As Specified In Its Charter)

DELAWARE	33-0931599
(STATE OR OTHER JURISDICTION OF INCORPORATED OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

c/o Ningbo Binbin Stationery
Qiaotouhu Industrial Park
Ninghai, Zhejiang Province 315611 P.R. China
________________________________________________________________
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

ISSUER 'S TELEPHONE NUMBER, INCLUDING AREA CODE:   011-86-65160858

c/o American Union Securities, Inc.
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ____     Accelerated filer ___      Non-accelerated filer ___     Small reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒.

The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at May 19, 2008 was 11,987,427.

PART I. FINANCIAL INFORMATION

CHINA STATIONERY & OFFICE SUPPLY, INC. -CSOF

FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2008 AND 2007

PAGE

FINANCIAL STATEMENTS:

CONSOLIDATED BALANCE SHEETS	2
CONSOLIDATED STATEMENTS OF INCOME	3
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY	4
CONSOLIDATED STATEMENTS OF CASH FLOWS	5

NOTES TO FINANCIAL STATEMENTS	6 - 12

CHINA STATIONERY & OFFICE SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

FOR THE THREE MONTHS PERIOD ENDED MARCH 31,

ASSETS	2008	2007

Current Assets:
Cash and Cash Equivalent	$1,884,079	$1,223,942
Accounts Receivable-net	3,354,917	2,763,438
Inventory	5,668,146	4,998,598
Advance to Suppliers	2,160,921	28,359
Other Receivable	6,386,336	841,986
Employee Travel Advances	-	73,139
Prepaid expense	989,113	797,526
Total Current Assets	20,443,513	10,726,988

Long-term Investment
Property, Plant & Equipment, net	8,087,341	7,681,283
Intangible Asset, net	1,348,211	1,065,133
Other Assets	14,357	42,938

Total Assets	$29,893,423	$19,516,342

LIABILITIES AND STOCKHOLDERS' EQUITY

	2008	2007
Current Liabilities:
Accounts Payable	$3,946,248	$2,089,894
Notes payable	1,768,240	-
Short-term Bank Loans	16,399,000	11,007,500
Advanced from Customers	3,775,748	681,170
Total Current Liabilities	25,889,236	13,778,564

Long-Term Liabilities:	-	-
Total Liabilities	25,889,236	13,778,564

Stockholders' Equity:
Preferred Stock- $.001 par value, 2,000,000 shares authorized and
500,000 shares issued and outstanding	-	500
Common Stock, stated value $.0001, 50,000,000 authorized
11,987,427 shares issued and outstanding	11,987	11,987
Additional Paid in Capital	1,654,324	1,653,824
Retained Earnings	338,819	2,914,042
Statutory Reserve	592,231	551,849
Accumulated Other Comprehensive Income	1,406,826	605,576
Total Stockholders' Equity	4,004,187	5,737,778

Total Liabilities and Stockholders' Equity	$29,893,423	$19,516,342

CHINA STATIONERY & OFFICE SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS PERIOD ENDED MARCH 31,
	2008	2007

Net Sales	$3,190,241	$11,587,875

Cost of Goods Sold	3,024,964	10,264,390

Gross Profit	165,276	1,323,485

Operating Expenses:
Sales Expenses	156,714	602,042
General and Administrative Expenses	278,185	270,809
Total Operating Expenses	434,900	872,851

Income (loss) from Operations	(269,624)	450,634

Other Income /(Expenses):
Interest Expense	(265,134)	(276,627)
Government Subsidy Income
Non-operation (Income)Expense	(2,310)	(24,043)
Total Other (Income)/Expenses	(267,444)	(300,670)

Income (Loss) from Continuing Operations	(537,067)	149,964
Minority Interest	33,514	-
Provision For State Income Taxes	-	-

Net Loss	(503,554)	149,964
Other Comprehensive Item:
Gain on Foreign Currency Translation	142,973	56,694

Net Comprehensive Income	$(360,580)	$206,658

Earnings per Common Share-basic and Diluted	(0.04)	0.03
Weighted Average Common shares-Basic and Diluted	11,987,427	11,987,427

CHINA STATIONERY & OFFICE SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2008

	Contributed			Common Stock Stated Value $.0001		Additional			Accumulated Other	Total
		Prefered Stock				Paid in	Statutory	Retained	Comprehensive	Stockholders'
	Capital	Shares	Amount	Shares	Amount	Capital	Reserve	Earnings	Income	Equity
Balance December 3 1, 2005	$1,210,000		$-	-	$-	$-	$551,849	$3,127,144	$60,525	$4,949,518

Exchange for Common Stock	(1,210,000)					1,653,824				443,824
Insurance for Preferred Stocks		500,000	500					-		500
Insurance of Common Stocks				11,987,427	11,987					11,987
Effect of Merger and Recapitalization								(765,545)	-	(765,545)
Net Income								403,820		403,820
Allocation of Statutory Reserve							40,382	(40,382)		-
Other Comprehensive Income									488,357	488,357

Balance December 31, 2006	-	500,000	500	11,987,427	11,987	1,653,824	592,231	2,725,037	548,882	$5,532,461

Conversion of Preferred Stock to
Common Stocks		(500,000)	(500)			500				-
Net Income
Allocation of Statutory Reserve								(1,849,151)		(1,849,151)
Other Comprehensive Income									714,971	714,971
									-	-
Balance- December 31, 2007		-	-	11,987,427	11,987	1,654,324	592,231	875,886	$1,263,853	$4,398,281

Net Income
Allocation of Statutory Reserve								(537,067)		(537,067)
Other Comprehensive Income									142,973	142,973
									-	-
Balance- March 31, 2008		-	-	11,987,427	$11,987	$1,654,324	$592,231	$338,819	$1,406,826	$4,004,187

CHINA STATIONERY & OFFICE SUPPLY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS PERIOD ENDED MARCH 31,

Cash Flows From Operating Activities:	2008	2007

Net income (Loss)	$(503,554)	$149,964
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interest	33,514	-
Depreciation and amortization	142,448	157,093
Bad debt expense	-	5,403
Loss on disposal of fixed assets
Changes in assets and liabilities:
Accounts receivable, net	(663,792)	2,423,152
Inventories	(657,395)	1,224,140
Advances to vendors	13,963	3,610,418
Employee travel advances	27,257	115,111
Other receivables, net	(3,947,834)	(560,932)
Prepaid expenses	9,236	-
Accounts payable	(1,133,040)	(3,750,315)
Advances from customers	(2,623,072)	(999,239)
Accrued expenses, taxes and sundry current liabilities	1,368,454	(243,466)
Total Adjustments	(7,430,261)	1,981,365
Net Cash (Used in) Provided by Operating Activities	(7,933,815)	2,131,329

Cash Flows From Investing Activites
Long-term Investment
Acquisition of property and equipment	(93,070)	(337,783)
Loans to other company	-	29,165
Net Cash Used In Investing Activities	(93,070)	(308,618)

Cash Flows From Financng Activites
Proceeds from and (repayments) to bank loans, net	4,360,512	(2,288,637)
Net Cash Provided by (Used) in Financing Activities	4,360,512	(2,288,637)

Effect of foreign currency translation gain (loss)	24,079	15,227

Net Increase in Cash And Cash Equivalents	4,384,591	15,227

Cash and cash equivalents at the Beginning of the Years	$5,526,373	1,674,641

Cash and cash equivalents at the End of the Years	$-	$-

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

NOTE 1-ORGANIZATION AND DESCRIPTION OF BUSINESS

China Stationery and Office Supply, Inc. and Subsidiaries (the “Company”) was incorporated in the state of Delaware on September 19, 2005.  The Company’s primary business, through its operating subsidiaries based in China, is to develop, manufacture and market office supplies including stationery, hold punchers, staplers, pens and pencils, rubber stamps, felt markers and numerous other items, which are sold through a worldwide network of distributors in China.

On January 8, 2006 the Company acquired 90% of the stock of Ningbo Binbin Stationery Co., Ltd. (“Binbin”). Binbin was organized on January 29, 1998 under the laws of the People’s Republic of China. (“PRC”). On July 27, 2001, Binbin and its majority shareholder formed Ningbo Binbin Style Commodity Co., Ltd (“NBSC”) under the laws of the PRC. The primary business of NBSC is to manufacture and sell special office supplies and promotion products in the PRC. It is 90% owned by the Binbin. As a result of majority ownership by the Company, the operating results of Binbin and NBSC are included in the consolidated results of the Company.

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

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No.51” (‘SFAS No.160”). SFAS No.160 requires that non-controlling (or minority) interest in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in mezzanine section of the balance sheet between liabilities and equity. SFAS No. 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement, SFAS No. 160 also changes the manner in which the net income of the Subsidiary is ownership percentages and for deconsolidation. SFAS No.160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years.

NOTE 3-ACCOUNTS RECEIVABLE

The Company extends to certain customers credit terms up to 12 months. Management performs periodic reviews of the ages of accounts receivables and customer payment patterns. Reserves are made when accounts are deemed uncollectible and recorded primarily on a specific identification basis.  The allowance for doubtful accounts amounted to $1,206,712 at March 31, 2008.

NOTE 4-INVENTORIES

A summary of the components of inventories at March 31, 2008 is as follows:

Raw materials	$1,221,782

Work in process	1,125,944

Packaging supplies	151,882

Finished goods	3,168,538

Total	5,668,146

NOTE 5-ADVANCES TO SUPPLIES

As a normal practice of doing business in China, the Company is frequently required to make advance payments to suppliers for raw materials. Such advance payments are interest free. At March 31, 2008, the balance of advances to suppliers was $2,160,921.

NOTE 6- PROPERTY AND EQUIPMENT

A summary of property and equipment at March 31, 2008 is as follows:

Building	$6,203,810

Manufacturing Equipment	3,027,522

Office Furniture & Equipment	586,915

Vehicles	963,092

Construction in Progress	89,832

Subtotal	$10,871,171

Less: Accumulated Depreciation	-2,783,830

Total Property & Equipment	$8,087,341

Depreciation expenses for three months period ended March 31, 2008 was $ 135,882.

NOTE 7- INTANGIBLE ASSETS

The company’s office and manufacturing site is located in Qiaotouhu Street Scene, Ninghai Zhejiang China. The Company leases the land from the local government of PRC with the term from November 2001 to November 2051. The fair value amount of acquisition of the right to use land was recorded as an intangible asset and is being amortized over the lease term 50 years.

NOTE 8- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses were comprised of the following items as of March 31, 2008 and 2007.

	2008	2007
Accounts payable	$3,263,486	$1,740,267
Accrued payroll and related liabilities	419,465	-
Accrued VAT payable	2,208	-
Miscellaneous accrued expense	261,088	349,627
	$3,946,248	$2,089,894

NOTE 9-  SHORT-TERM BANK LOANS

The company borrowed funds from several financial institutions for its working capital. These borrowings are short term in nature and are secured by the Company’s real estate and bear interest ranging from 5.850% to 7.470% in 2007.

 NOTE 10-  ADVANCES FROM CUSTOMERS

Advances from customers are non-interest bearing and unsecured. As of March 31, 2008 and 2007 the balances were $3,775,748 and $681,170 respectively.

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

NOTE 12- SEGMENT REPORTING

Under SFAS 131, the Company has two reportable segments: Ningbo Binbin Stationery Co., Ltd (“Stationery”) and Ningbo Binbin Style Commodity Co., Ltd (“Style”). Following is a summary of segment information for the year ended March 31, 2008 and 2007:

Period ended March 31, 2008

	Stationery	Style	Total
Revenue	$3,012,103	$178,137	$3,190,241
Operating income (loss)	(192,270)	(77,353)	(269,624)
Total Assets	30,567,272	3,551,924	34,119,196
Capital Expenditure	93,070	0	93,070
Depreciation and amortization	113,568	28,880	142,448
Interest expense	265,134	0	265,134

Period ended March 31, 2007

	Stationery	Style	Total
Revenue	$10,924,652	$663,223	$11,587,875
Operating income (loss)	463,008	(6,374)	456,634
Total Assets	18,754,130	3,600,771	22,354,901
Capital Expenditure	334,818	2,965	337,783
Depreciation and amortization	120,879	36,214	157,093
Interest expense	273,313	3,314	276,627

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

The Company incurred a loss in the period ended March 31, 2008. Therefore, Company was not required to allocate the “statutory surplus reserve”

NOTE 14-INCOME TAXES

Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognizes for the unexpected future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect in the China for the periods in which the differences are expected to reverse. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets and liabilities, respectively, will be realized. Therefore, there are no deferred tax assets or liabilities for the period ended March 31, 2008.

Since the Company’s Chinese subsidiaries (“Binbin” and NBSC”) are Sino-joint venture enterprises, under the Chinese tax regulation, they are exempt from corporate income tax. Accordingly, the Company has not accrued income tax for these subsidiaries for the year ended December 31, 2007.

NOTE 15- EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no common stock equivalents available in the computation of earnings (loss) per share at March 31, 2008.

According to the Chinese Company Law, the company has allocated 10% of its annual net profit to the reserve fund. As of March 31, 2008, this fund has accumulated in the amount of $592,231.

                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                               16 NOTE 16 -CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. As of March 31, 2008, substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC of which the Company’s management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on account receivable.

There was a single vendor who accounted for 10 % of the Company’s total raw material purchases during the three months period ended March 31, 2008.

The Company had one major customer who accounted for 17% of the total sales for the three months period ended March 31, 2008.

The Company’s sales are heavily dependent on exports sales to USA and Asia for the three months period ended March 31, 2008.

NOTE-17 CONTINGENCIES

As of March 31, 2008, Ningbo Binbin Stationery Co., Ltd (“Binbin”) is contingently liable as a guarantor with respect to approximately $4,596,514 of indebtedness of non-related entities. The term of the guarantees is through April 9, 2010. At any time through that day, should any one of the entities default on their debt payments, Binbin will be obligated to perform under that guarantee by making the required payments. The maximum potential amount of future payments that Binbin is required to make under the guarantee is $4,791,360.

NOTE-18 RECLASSIFICATIONS

Preferred stock was converted to common stock. $500 was reclassified to additional paid in capital to reflect the transaction.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Prior to acquiring a listing on the OTC Bulletin Board in June of 2006, the Company’s Chinese subsidiary, Ningbo Binbin Stationery Co., Ltd. (“Binbin”) had established itself through a period of 15 years as one of the top stationery manufacturers in China. It was recognized by Forbes China in 2004 and 2005 as one of the “Top 100 Growth Potential Small and Medium sized private enterprises.”

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

      Results of Operations

In recent years, because of relaxed regulation as well as international reaction to the dynamic growth of the Chinese economy, the exchange rates related to the Chinese Renminbi have become much more volatile than was the case at the start of this decade.  For a company such as Binbin, whose business primarily consists of exporting high volume, low margin items, the volatility of exchange rates presents a significant obstacle to sound business planning.  In the first instance, because we incur our cost of goods sold in Renminbi, but price our exports in Dollars, an increase in the exchange rate between the Renminbi and the Dollar can have the effect of eliminating our already modest profit margin on a sale.  But if we adjust the sales price of our products to offset our increased manufacturing cost, the effect is to reduce demand for our products.

This double impact of the falling value of the Dollar is the primary explanation for our poor results in the first quarter of 2008.  The reduced competitive position of our products caused us to realize only $3,190,241 in net sales revenue, a 72% reduction from the first quarter of 2007.  And even on those reduced sales, we realized only $165,276 in gross profit (compared to $1,323,485 in the first quarter of 2007), which was far less than we required in order to cover our operating expenses.

While the negative turn in the Renminbi-to-Dollar exchange rate was the primary factor causing our negative operating results, an additional reason for the quarter-to-quarter decline was the fact that in 2006 UNICEF did not place its annual order until near to the end of the year.  We were able to ship only $2.55 million of this $9 million order in 2006, and shipped the remaining $6.45 million in the first quarter of 2007.  In comparison, we made no shipments to UNICEF in the first quarter of 2008.  We believe that sales to UNICEF will continue to represent a large portion of our revenue in the next few years. But we cannot predict when UNICEF will place its orders, and so cannot determine the extent to which our revenues and earnings will develop a pattern of seasonality as a result of the UNICEF orders.

As noted, our gross margin on the sales fell from 11.4% in the first quarter of 2007 to 5.2% in the first quarter of 2008.  In addition to the effect of the falling value of the Dollar, the decrease in gross margin reflected the fact that the prices of several of our key raw materials have been increasing.  In particular, the world market for non-ferrous metals, such as zinc, copper and nickel, became substantially inflated.  This increased the manufacturing cost of many of our products.

We do not expect either of these two situations – the falling value of the Dollar or the increase in commodities prices - to be reversed in the near future.  In addition, as of July 1, 2007 the Government of China reduced the rebate that it will pay on certain exported goods from 13% to 8%, with some rebates falling as low as 5%.  This change put further downward pressure on our margins.  Therefore we do not expect to reverse the decline in our profit margins until our long-term program of replacing low margin goods with higher margin products is fully implemented.

Despite the dramatic decline in our sales revenue, the ratio of our sales expenses to our net sales remained relatively static, declining from 5.2% in the first quarter of 2007 to 4.9% in the first quarter of 2008.  Our ability to sustain that ratio reflected our efforts to increase the efficiency of our marketing operations.  However, selling, general and administrative expenses increased from $270,809 or 2.3% of sales in the first quarter of 2007 to $278,185 or 8.7% of sales in the first quarter of 2008.  The principal reasons for the overall increase in expenses were:

•	an increase in salaries to our staff necessitated by the overall rise in wages in China in recent years; and
•	an increase in depreciation, due to the expansion of our manufacturing facilities since last year.

The operations of our subsidiary, Binbin Style, produced a net loss of $335,140 during 2007.  However, because we own only 90% of Binbin Style, we reduced the loss by a “minority interest” of $33,514 on our Statement of Operations.  If, in the future, Binbin Style returns to profitable operations, the profits will likewise be reduced by the “minority interest.”  After that deduction and taking into account the expenses incurred by the parent corporation, our net loss for the first three months of 2008 was $503,554, compared to net income of $149,964 in the first three months of 2007.

Our business operates in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the first three months of 2008 the unrealized gain on foreign currency translations added $142,973 to our accumulated other comprehensive income.

Liquidity and Capital Resources

On March 31, 2008 we had a working capital deficit of $5,445,723, having added $660,015 to our deficit since December 31, 2007.  The primary reason for the deficit is the customary Chinese banking practice of funding business clients through short-term debt.  Because of that policy, our entire bank debt ($16.4 million at March 31, 2008) is categorized as a short-term liability.  Our expectation is that we will be permitted by the bank to roll over as much of the debt as we require.  (Indeed the banks permitted us to increase our bank debt by $5.4 million during the first quarter of 2008, despite our poor financial results, an indication of the strong long-term relationship that we have with our banks.)  So this arrangement provides us with considerable flexibility in molding our debt structure to our immediate need.

Our liquidity is affected by certain lending arrangements that we have made, involving certain suppliers of our raw materials and other companies with which we have mutual assistance relationships.  These relationships manifest themselves in two ways, both of which are common practice in the Chinese business environment.  First, we have on our balance sheet “other receivables” of $6,386,336.”  These represent moneys that we have loaned to suppliers to secure good selling terms from them. The loans are understood to be due on demand.  However, as per the accepted practice in China, we will afford the supplier this credit as the supplier requires it, in order to maintain the goodwill of the relationship.

The second financing arrangement related to our business operations involves a series of guarantees, some mutual, some in exchange for business advantages.  At March 31, 2008 Binbin was the guarantor of a total of 33.6 million RMB in debt (approximately $4,791, 360).  11,600,000 RMB of the debt that we were guaranteeing was owed to banks by four of our suppliers.  We made these guarantees for the same reason as supported our loans to suppliers.  22,000,000 RMB of the debt was guaranteed for the benefit of two Chinese businesses that are similarly guaranteeing Binbin’s bank debt.  The debts we are guaranteeing are one-year loans without amortization, and our guarantees apply to principal payments only.  China’s banks encourage this kind of cross-guarantee arrangement as a means of expanding the lending base of its customers.  The situation does, however, increase the risk to our assets, as we face the possibility of being called upon to satisfy the debts we have guaranteed.  We believe, however, that the debts we have guaranteed are likely to be paid, and that the arrangements provide us more benefit than risk.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              Not applicable.

ITEM 4.                        CONTROLS AND PROCEDURES.

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

CHINA STATIONERY AND OFFICE SUPPLY, INC.

Date: May 20, 2008.	By: /s/ Wei Chenghui
Wei Chenghui
Chief Executive Officer and Chief Financial Officer