Form 10-Q
period 2008-08-11
China Stationery & Office Supply, Inc.
filed 2008-08-14
CIK 1138724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

          (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _______

COMMISSION FILE NUMBER: 0-49819
_______________

_CHINA STATIONERY AND OFFICE SUPPLY INC.
(Exact Name of Small Business Issuer As Specified In Its Charter)

DELAWARE	33-0931599
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER IDENTIFICATION NO.)
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer Accelerated filer__Non-accelerated filer Small reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒.

The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at August 14, 2008 was 11,987,427.

PART I. FINANCIAL INFORMATION

CHINA STATIONERY & OFFICE SUPPLY, INC. -CSOF

FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE SIX MONTHS PERIOD ENDED JUNE 30, 2008

PAGE

AUDITOR REVIEW REPORT	1

FINANCIAL STATEMENTS:

CONSOLIDATED BALANCE SHEETS	2
CONSOLIDATED STATEMENTS OF INCOME	3
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY	4
CONSOLIDATED STATEMENTS OF CASH FLOWS	5

NOTES TO FINANCIAL STATEMENTS	6 - 10

CHINA STATIONERY & OFFICE SUPPLY, INC. AND SUBSIDIARIES
CONSOLIDATED
BALANCE
SHEET

	(Unaudited)	(Audited)
	June 30, 2008	December 31, 2007
ASSETS

Current Assets:
Cash and Cash Equivalent	$2,209,269	$5,526,373
Accounts Receivable-net	3,695,657	2,691,125
Inventory	6,223,940	5,010,751
Advance to Suppliers	4,534,911	2,174,885
Other Receivable	901,177	2,438,502
Employee Travel Advances	-	27,257
Prepaid expense	966,374	998,349
Total Current Assets	18,531,329	18,867,242

Long-term Investment	-	68,400
Property, Plant & Equipment, net	8,520,591	7,799,530
Intangible Asset, net	1,370,309	1,295,986
Other Assets	7,538	20,073

Total Assets	$28,429,767	$28,051,231

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$4,691,933	$5,079,288
Notes payable	583,200	4,391,312
Short-term Bank Loans	16,767,000	12,038,488
Advanced from Customers	2,579,937	2,143,862
Total Current Liabilities	24,622,070	23,652,950

Long-Term Liabilities:	-	-
Total Liabilities	24,622,070	23,652,950

Stockholders' Equity:
Preferred Stock- $.001 par value, 2,000,000 shares authorized and
no shares are issued and outstanding	-	-
Common Stock, stated value $.0001, 50,000,000 authorized
11,987,427 shares issued and outstanding	11,987	11,987
Additional Paid in Capital	1,654,324	1,654,324
Retained Earnings	114,424	875,886
Statutory Reserve	592,231	592,231
Accumulated Other Comprehensive Income	1,434,731	1,263,853
Total Stockholders' Equity	3,807,697	4,398,281

Total Liabilities and Stockholders' Equity	$28,429,767	$28,051,231

CHINA STATIONERY & OFFICE SUPPLY, INC. AND SUBSIDIARIES
CONSOLIDATED
STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net Sales	$5,559,770	$7,753,777	$8,698,939	$19,341,652

Cost of Goods Sold	5,205,146	7,057,674	8,183,223	17,322,064

Gross Profit	354,624	696,103	515,716	2,019,588

Operating Expenses:
Selling,General and Administrative Expenses	451,067	646,096	886,090	1,530,447

Total Operating Expenses	451,067	646,096	886,090	1,530,447

Income (loss) from Operations	(96,443)	50,007	(370,374)	489,141

Other Income /(Expenses):
Interest Expense	(320,256)	(107,057)	(584,420)	(383,684)
Government Subsidy Income	14,611	35,633	14,273	11,590
Non-operation Income (Expense)	184,715	-	179,059	-
Total Other Income (Expenses)	(120,930)	(71,424)	(391,088)	(372,094)

Income (Loss) from Continuing Operations	(217,372)	(21,417)	(761,462)	117,047
Provision For State Income Taxes	-	-	-	-

Net Income	(217,372)	(21,417)	(761,462)	117,047
Other Comprehensive Item:
Gain on Foreign Currency Translation	45,905	88,642	170,878	145,336

Net Comprehensive Income	$(171,467)	$67,225	$(590,584)	$262,383

Earnings per Common Share-basic and Diluted	(0.01)	0.01	(0.05)	0.02
Weighted Average Common shares-Basic and Diluted	11,987,427	11,987,427	11,987,427	11,987,427

CHINA STATIONERY & OFFICE SUPPLY, INC. AND SUBSIDIARIES
CONSOLIDATED
STATEMENT
OF
STOCKHOLDERS' EQUITY

	Contributed			Common Stock Stated Value $.0001		Additional			Accumulated Other	Total
		Prefered Stock				Paid in	Statutory	Retained	Comprehensive	Stockholders'
	Capital	Shares	Amount	Shares	Amount	Capital	Reserve	Earnings	Income	Equity
Balance December 3 1, 2005	$1,210,000		$-	-	$-	$-	$551,849	$3,127,144	$60,525	$4,949,518

Exchange for Common Stock	(1,210,000)					1,653,824				443,824
Insurance for Preferred Stocks		500,000	500					-		500
Insurance of Common Stocks				11,987,427	11,987					11,987
Effect of Merger and Recapitalization								(765,545)	-	(765,545)
Net Income								403,820		403,820
Allocation of Statutory Reserve							40,382	(40,382)		-
Other Comprehensive Income									488,357	488,357

Balance December 31, 2006	-	500,000	500	11,987,427	11,987	1,653,824	592,231	2,725,037	548,882	5,532,461

Conversion of Preferred Stock to
Common Stocks		(500,000)	(500)			500				-
Net Income								(1,849,151)		(1,849,151)
Allocation of Statutory Reserve										-
Other Comprehensive Income									714,971	714,971
									-	-
Balance- December 31, 2007		-	-	11,987,427	11,987	1,654,324	592,231	875,886	1,263,853	4,398,281

Net Income								(761,462)		(761,462)
Allocation of Statutory Reserve										-
Other Comprehensive Income									170,878	170,878
									-	-
Balance- June 30, 2008		-	-	11,987,427	$11,987	$1,654,324	$592,231	$114,424	$1,434,731	$3,807,697

CHINA STATIONERY & OFFICE SUPPLY, INC. AND SUBSIDIARIES
CONSOLIDATED
STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE SIX MONTH PERIOD ENDED JUNE 30,

Cash Flows From Operating Activities:	2008	2007

Net income (Loss)	$(761,462)	$117,047
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interest
Depreciation and amortization	303,486	301,090
Bad debt expense	-	5,403
Loss on disposal of fixed assets	-	-
Changes in assets and liabilities:
Accounts receivable, net	(1,004,532)	4,384,087
Inventories	(1,213,188)	(69,334)
Advances to vendors	(2,360,027)	3,617,808
Employee travel advances	27,257	137,391
Other receivables, net	1,537,325	262,884
Prepaid expenses	31,975	(380,362)
Accounts payable	(387,355)	(4,350,540)
Advances from customers	436,076	(999,160)
Accrued expenses, taxes and sundry current liabilities	(557,852)	17,058
Total Adjustments	(3,186,836)	2,926,325
Net Cash (Used in) Provided by Operating Activities	(3,948,297)	3,043,372

Cash Flows From Investing Activities
Long-term Investment	68,400	(7,783)
Acquisition of property and equipment	(528,483)	(428,096)
(Loans to) borrow from other company	-	29,324
Net Cash Used In Investing Activities	(460,083)	(406,555)

Cash Flows From Financng Activties
Proceeds from and (repayments) to bank loans, net	4,728,512	(3,242,750)
(Repayment) proceed of notes payable	(3,808,113)	856,086
Net Cash Provided by (Used) in Financing Activities	920,399	(2,386,664)

Effect of foreign currency translation gain	170,878	44,837

Net Increase (Decrease) in Cash And Cash Equivalents	(3,317,104)	294,990

Cash and cash equivalents at the Beginning of the Years	5,526,373	1,674,641

Cash and cash equivalents at the End of the Years	$2,209,269	$1,969,631

Supplemental Disclosures of Cash Flow Information:

Cash Paid During The Years for:
Interest Paid	$598,236	$383,684
Income Taxes Paid	-	-

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(UNAUDITED)

  NOTE 1-INTERIM FINANCIAL STATEMENTS

These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computation as the audited financial statements for the year ended December 31, 2007.

NOTE 2-ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and in accordance with the requirements of Form 10-Q and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

The consolidated financial statements include the accounts of the Company, its wholly and majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3- ACCOUNTS RECEIVABLE

The Company extends to certain customers credit terms up to 12 months. Management performs periodic reviews of the ages of accounts receivables and customer payment patterns. Reserves are made when accounts are deemed uncollectible and recorded primarily on a specific identification basis. As of June 30, 2008, the Company provided an allowance for doubtful accounts for the amount of $1,233,791, which was equal to the estimated uncollectible amounts.

NOTE 4-INVENTORIES

A summary of the components of inventories at June 30, 2008 and December 31, 2007 is as follows:

	30-Jun-08	31-Dec-07
Raw materials	$1,645,606	$918,453
Work in process	1,383,171	1,045,306
Finished goods	3,195,162	3,046,992

Total	$6,223,940	$5,010,751

NOTE 5-ADVANCES TO SUPPLIERS

As a normal practice of doing business in China, the Company is frequently required to make advance payments to suppliers for raw materials. Such advance payments are interest free. The balances of advances to suppliers were $4,534,911 and $2,174,885 as of June 30, 2008 and December 31, 2007 respectively.

NOTE 6- PROPERTY AND EQUIPMENT

A summary of property and equipment at June 30, 2008 and December 31, 2007 is as follows:

	30-Jun-08	31-Dec-07
Building	$6,793,822	$6,755,213
Manufacturing equipment	3,124,766	2,403,013
Office equipment and furniture	606,163	541,418
Vehicles	984,704	640,153
Total Property and Equipment	11,509,454	10,339,797

Accumulated depreciation	(2,988,863)	(2,540,267)

Net of Property and Equipment	$8,520,591	$7,799,530

Depreciation expenses for six months period ended June 30, 2008 was $278,424.

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(UNAUDITED)

NOTE 7- INTANGIBLE ASSETS

The net intangible asset at June 30, 2008 is as follows:

Right to use land	$1,688,880
Accumulated Amoritzation	(318,571)
Net of amortization	$1,370,309

The company’s office and manufacturing site is located in Qiaotouhu Street Scene, Ninghai Zhejiang China. The Company leases the land from the local government of the PRC with a term of fifty years from November 2001 to November 2051. The fair value at the time of the acquisition of the right to use land was recorded as an intangible asset and is being amortized over 50 years. Amortization expenses for the six months period ended June 30, 2008 was $25,062.

NOTE 8- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses were comprised of the following items as of June 30, 2008 and December 31, 2007

	30-Jun-08	31-Dec-07
Accounts payable	$4,046,154	$4,196,320
Accrued payroll and related liabilities	434,269	354,149
Accrued VAT payable	-176,190	16,734
Miscellaneous accrued expense	387,699	512,084
	$4,691,933	$5,079,287

NOTE 9- SHORT-TERM BANK LOANS

The Company has borrowed funds from several financial institutions for its working capital. These borrowings are short term in nature and are secured by the Company’s real estate. The borrowings bear interest ranging at rates ranging from 7.470% to 8.217% in 2008.

NOTE 10- ADVANCES FROM CUSTOMERS

Advances from customers are non-interest bearing and unsecured. As of June 30, 2008 and December 31, 2007 the balances were $2,579,937 and $2,143,862 respectively.

NOTE 11- SEGMENT REPORTING

Under SFAS 131, the Company has two reportable segments: Ningbo Binbin Stationery Co., Ltd (“Stationery”) and Ningbo Binbin Style Commodity Co., Ltd (“Style”). Following is a summary of segment information for the six months period ended June 30, 2008 and 2007:

Period ended June 30, 2008

	Stationery	Style	Total
Revenue	$8,516,484	$182,455	$8,698,939
Operating income (loss)	$(242,968)	$(127,406)	$(370,374)
Net Income (Loss)	$(666,844)	$(94,618)	$(761,462)
Total Assets	$24,824,964	$3,604,804	$28,429,767
Capital Expenditure	$145,749	$0	$145,749
Depreciation and amortization	$243,960	$59,526	$303,486
Interest expense	$618,747	$(34,327)	$584,420

Period ended June 30, 2007
	Stationery	Style	Other	Total
Revenue	$18,136,614	$1,205,038	$-	$19,341,652
Operating income (loss)	$144,290	$144,733	$200,118	$489,141
Net Income (Loss)	$156,039	$(27,492)	$(11,500)	$117,047
Total Assets	$15,293,432	$3,817,323	$1,971	$19,112,726
Capital Expenditure	$418,433	$9,663	-	$428,096
Depreciation and amortization	$184,855	$116,235	-	$301,090
Interest expense	$383,684	-	-	$383,684

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(UNAUDITED)

NOTE 12-STATUTORY COMMON WELFARE FUND

As stipulated by the Company Law of China, net income after taxation can only be distributed as dividends after provision has been made for the following:

(1)	Making up cumulative prior years’ losses, if any;

(2)
Allocations to the “statutory surplus reserve” of at least 10% of income after tax, as determined under China’s accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital;

(3)
Allocation of 5-10% of income after tax, as determined under China’s accounting rules and regulations, to the Company’s “statutory common welfare  fund,” which is established for the purpose of providing employee facilities and  other collective benefits to the Company’s employees; and

(4)	Allocations to the discretionary surplus reserve, if approved in the shareholders’ general meeting.

The Company incurred a loss in the period ended June 30, 2008. Therefore, Company was not required to allocate the “statutory surplus reserve” in this six months period. As of June 30, 2008, this fund has accumulated amount to $592,231.

NOTE 13- EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no common stock equivalents available in the computation of earnings (loss) per share at June 30, 2008.
                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                               14 NOTE- 14 CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. As of June 30, 2008, substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC, which the Company’s management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on the account receivable.

There was no single vendor who accounted for more than 5% of the Company’s total raw material purchases during the six months period ended June 30, 2008.

The Company had no major customer who accounted for 10% or more of the total sales for the six months period ended June 30, 2008.

The Company’s sales are heavily dependent on exports sales to USA and Asia for the six months period ended June 30, 2008.

NOTE-15 CONTINGENCIES

As of June 30, 2008, Ninbo Binbin Stationery Co., Ltd (“Binbin”) is contingently liable as a guarantor with respect to approximately $4,898,880 of indebtedness of non-related entities. The term of the guarantees is through April 9, 2010. At any time through that day, should any one of the entities default on their debt payments, Binbin will be obligated to perform under that guarantee by making the required payments. The maximum potential amount of future payments that Binbin is required to make under the guarantee is $4,898,880.

NOTE-16 RECLASSIFICATIONS

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

This double impact of the falling value of the Dollar is the primary explanation for our poor results in the first six months of 2008.  The reduced competitive position of our products caused us to realize only $8,698,939 in net sales revenue, a 55% reduction from the first six months of 2007.  The second quarter, similarly, saw a 28% reduction in sales compared to the second quarter of 2007.  And even on those reduced sales, we realized only $515,716 in gross profit for the six month period ended June 30, 2008 and $354,624 for the quarter (compared to $2,019,588 for the first six months and $696,103 for the second quarter of 2007).  That level of gross profit was far less than we required in order to cover our operating expenses.

While the negative turn in the Renminbi-to-Dollar exchange rate was the primary factor causing our negative operating results, an additional reason for the quarter-to-quarter decline was the fact that in 2006 UNICEF did not place its annual order until near to the end of the year.  We were able to ship only $2.55 million of this $9 million order in 2006, and shipped the remaining $6.45 million in the first quarter of 2007.  In comparison, we made no shipments to UNICEF in the first six months of 2008.  We believe that sales to UNICEF will continue to represent a large portion of our revenue in the next few years. But we cannot predict when UNICEF will place its orders, and so cannot determine the extent to which our revenues and earnings will develop a pattern of seasonality as a result of the UNICEF orders.

As noted, our gross margin on the sales fell from 10.4% in the first six months of 2007 to 5.9% in the first six months of 2008.  In addition to the effect of the falling value of the Dollar, the decrease in gross margin reflected the fact that the prices of several of our key raw materials have been increasing.  In particular, the world markets for non-ferrous metals, such as zinc, copper and nickel, have become substantially inflated.  This has increased the manufacturing cost of many of our products.

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

The dramatic decline in our sales revenue did have the effect of reducing our selling, general and administrative expenses for the six month period by 42%, from $1,530,447 in the six months ended June 30, 2007 to $886,090 in the six months ended June 30, 2008.  Similarly, selling, general and administrative expense in the three months ended June 30, 2008 was 30% lower than in the three months ended June 30, 2007.  The primary reason for the reduction is the fact that the ratio of our sales expenses to our net sales remained relatively static reflecting our efforts to increase the efficiency of our marketing operations.  As revenues fell, therefore, our selling, general and administrative expenses also fell.   Offsetting the reduction in selling expenses, however, were two factors producing increases in general and administrative expense:

•	an increase in salaries to our staff necessitated by the overall rise in wages in China in recent years; and
•	an increase in depreciation, due to the expansion of our manufacturing facilities since last year.

The $4.7 million increase in our bank loans during the past six months has increased our interest expense.  Interest expense for the six months ended June 30, 2008 totaled $584,420, compared to $383,684 in the first six months of 2007.  We expect that our borrowing and the related interest expense will remain high until our revenues return to prior levels and provide us positive cash flow from operations.

For all of these reasons, we incurred a net loss of $761,462 for the six months ended June 30, 2008.  In the first six months of 2007 we realized net income of $117,047.  For the same reasons, our net loss of $217,372 for the three months ended June 30, 2008 exceeded our net loss of $21,417 in the second quarter of 2007.

Our business operates in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the first six months of 2008 the unrealized gain on foreign currency translations added $170,878 to our accumulated other comprehensive income.

Liquidity and Capital Resources

On June 30, 2008 we had a working capital deficit of $6,090,741, having added $1,305,007 to our deficit since December 31, 2007.  The primary reason for the magnitude of our deficit is the customary Chinese banking practice of funding business clients through short-term debt.  Because of that policy, our entire bank debt ($16.8 million at June 30, 2008) is categorized as a short-term liability.  Our expectation is that we will be permitted by the bank to roll over as much of the debt as we require.  (Indeed the banks permitted us to increase our bank debt by $5.4 million during the first quarter of 2008, despite our poor financial results, an indication of the strong long-term relationship that we have with our banks.)  So this arrangement provides us with considerable flexibility in molding our debt structure to our immediate need.

Our liquidity is affected by certain financing arrangements that we have made, involving certain suppliers of our raw materials and other companies with which we have mutual assistance relationships.  These relationships manifest themselves in two ways, both of which are common practice in the Chinese business environment.  First, we have on our balance sheet “advances to supplieres" totalling $4,534,911, representing funds that we deposit with our suppliers in order to assure ourselves of on-time supplies of raw materials.

The second financing arrangement related to our business operations involves a series of guarantees, some mutual, some in exchange for business advantages.  At June 30, 2008 Binbin was the guarantor of a total of 33.6 million RMB in debt (approximately $4,898.880).  11,600,000 RMB of the debt that we were guaranteeing was owed to banks by four of our suppliers.  We made these guarantees for the same reason as supported our loans to suppliers.  22,000,000 RMB of the debt was guaranteed for the benefit of two Chinese businesses that are similarly guaranteeing Binbin’s bank debt.  The debts we are guaranteeing are one-year loans without amortization, and our guarantees apply to principal payments only.  China’s banks encourage this kind of cross-guarantee arrangement as a means of expanding the lending base of its customers.  The situation does, however, increase the risk to our assets, as we face the possibility of being called upon to satisfy the debts we have guaranteed.  We believe, however, that the debts we have guaranteed are likely to be paid, and that the arrangements provide us more benefit than risk.

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

Binbin is highly leveraged.  Our current liabilities substantially exceed our current assets, and consist primarily of short-term debt to Chinese banks.  Currently we pay interest on our bank debt at rates that are relatively low by Chinese standards (7.47% to 8.217%).  The government of China, however, is considering implementing policies aimed at controlling the growth of the Chinese economy.  These policies would result in significantly higher interest rates.  If that were to occur, or if other factors caused an increase in interest rate, our expenses would increase significantly, which could eliminate our profitability.

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

Our bank deposits are not insured.

There is no insurance program in the PRC that protects bank deposits, in the way that bank deposits in the U.S. are given limited protection by the FDIC.  If the bank in which we maintain our cash assets were to fail, it is likely that we would lose most or all of our deposits.

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

CHINA STATIONERY AND OFFICE SUPPLY, INC.

Date: August 14, 2008.	By: /s/ Wei Chenghui
Wei Chenghui
Chief Executive Officer and Chief Financial Officer