Form 10-Q/A
period 2008-06-30
China Stationery & Office Supply, Inc.
filed 2008-08-22
CIK 1138724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q /A
(Amendment No. 1)

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

Amendment No.1
This amendment is being filed in order to remove reference to an auditors review report from the table of contents.

PART I. FINANCIAL INFORMATION

CHINA STATIONERY & OFFICE SUPPLY, INC. -CSOF

FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE SIX MONTHS PERIOD ENDED JUNE 30, 2008

PAGE

~~AUDITOR REVIEW REPORT~~	~~1~~

FINANCIAL STATEMENTS:

CONSOLIDATED BALANCE SHEETS	2
CONSOLIDATED STATEMENTS OF INCOME	3
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY	4
CONSOLIDATED STATEMENTS OF CASH FLOWS	5

NOTES TO FINANCIAL STATEMENTS	6 - 10

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