Form 10-Q
period 2008-09-30
China Stationery & Office Supply, Inc.
filed 2008-11-19
CIK 1138724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008 OR

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
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   Large accelerated filer__     Accelerated filer__     Non-accelerated filer__      Small reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒.

The number of shares of Common Stock of the Registrant, par value $0.001 per share, outstanding at November 19, 2008 was 11,987,427.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CHINA STATIONERY & OFFICE SUPPLY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2008	2007
	(Unaudited)
ASSETS

Current Assets:
Cash and Cash Equivalent	$1,262,649	$5,526,373
Accounts Receivable-net	4,904,050	2,691,125
Inventory	5,378,807	5,010,751
Advance to Suppliers	2,115,920	2,174,885
Other Receivable	787,105	2,438,502
Employee Travel Advances	84,254	27,257
Prepaid expense	883,875	998,349
Total Current Assets	15,416,659	18,867,242

Long-term Investment	-	68,400
Property, Plant & Equipment, net	8,394,069	7,799,530
Intangible Asset, net	1,365,497	1,295,986
Other Assets	2,566	20,073

Total Assets	$25,178,791	$28,051,231

Current Liabilities:
Accounts Payable	$3,452,180	$5,079,288
Notes payable	722,700	4,391,312
Short-term Bank Loans	16,644,000	12,038,488
Advanced from Customers	637,806	2,143,862
Total Current Liabilities	21,456,686	23,652,950

Long-Term Liabilities:	-	-
Total Liabilities	21,456,686	23,652,950

Stockholders' Equity:
Preferred Stock- $.001 par value, 2,000,000 shares authorized and
no shares are issued and outstanding	-	-
Common Stock, stated value $.0001, 50,000,000 authorized
11,987,427 shares issued and outstanding	11,987	11,987
Additional Paid in Capital	1,654,324	1,654,324
Retained Earnings	(168,295)	875,886
Statutory Reserve	592,231	592,231
Accumulated Other Comprehensive Income	1,631,858	1,263,853
Total Stockholders' Equity	3,722,105	4,398,281

Total Liabilities and Stockholders' Equity	$25,178,791	$28,051,231
The accompanying notes are an integral part of these consolidated financial statements.

CHINA STATIONERY & OFFICE SUPPLY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September. 30		September. 30
	2008	2007	2008	2007
Net Sales	$4,983,388	$8,405,726	$13,943,144	$27,747,378

Cost of Goods Sold	4,649,209	7,800,734	13,077,786	25,122,798

Gross Profit	334,179	604,992	865,358	2,624,580

Operating Expenses:
Selling,General and Administrative Expenses	424,270	502,771	1,331,244	2,033,218

Total Operating Expenses	424,270	502,771	1,331,244	2,033,218

Income (loss) from Operations	(90,091)	102,221	(465,886)	591,362

Other Income /(Expenses):
Interest Expense	(216,069)	(175,859)	(818,012)	(559,036)
Government Subsidy Income	24,157		38,858
Non-operation Income (Expense)	16,431	(3,036)	200,859	8,047
Total Other Income (Expenses)	(175,481)	(178,895)	(578,295)	(550,989)

Income (Loss) from Continuing Operations	(265,572)	(76,674)	(1,044,181)	40,373
Provision For State Income Taxes	-	-	-	-

Net Income	(265,572)	(76,674)	(1,044,181)	40,373
Other Comprehensive Item:
Gain on Foreign Currency Translation	197,127	79,426	368,005	224,762

Net Comprehensive Income	$(68,444)	$2,752	$(676,176)	$265,135

Earnings per Common Share-basic and Diluted	(0.01)	0.00	(0.06)	0.02
Weighted Average Common shares-Basic and Diluted	11,987,427	11,987,427	11,987,427	11,987,427
The accompanying notes are an integral part of these consolidated financial statements.

CHINA STATIONERY & OFFICE SUPPLY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Contributed			Common Stock Stated Value $.0001		Additional			Accumulated Other	Total
		Prefered Stock				Paid in	Statutory	Retained	Comprehensive	Stockholders'
	Capital	Shares	Amount	Shares	Amount	Capital	Reserve	Earnings	Income	Equity
Balance December 3 1, 2005	$1,210,000		$-	-	$-	$-	$551,849	$3,127,144	$60,525	$4,949,518

Exchange for Common Stock	(1,210,000)					1,653,824				443,824
Insurance for Preferred Stocks		500,000	500					-		500
Insurance of Common Stocks				11,987,427	11,987					11,987
Effect of Merger and Recapitalization								(765,545)	-	(765,545)
Net Income								403,820		403,820
Allocation of Statutory Reserve							40,382	(40,382)		-
Other Comprehensive Income									488,357	488,357

Balance December 31, 2006	-	500,000	500	11,987,427	11,987	1,653,824	592,231	2,725,037	548,882	5,532,461

Conversion of Preferred Stock to
Common Stocks		(500,000)	(500)			500				-
Net Income								(1,849,151)		(1,849,151)
Allocation of Statutory Reserve										-
Other Comprehensive Income									714,971	714,971

Balance- December 31, 2007		-	-	11,987,427	11,987	1,654,324	592,231	875,886	1,263,853	4,398,281

Net Income								(1,044,181)		(1,044,181)
Allocation of Statutory Reserve										-
Other Comprehensive Income									368,005	368,005

Balance- September 30, 2008		-	-	11,987,427	$11,987	$1,654,324	$592,231	$(168,295)	$1,631,858	$3,722,105
The accompanying notes are an integral part of these consolidated financial statements.

CHINA STATIONERY & OFFICE SUPPLY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007

Cash Flows From Operating Activities:	2008	2007

Net income (Loss)	$(1,044,181)	$40,373
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interest
Depreciation and amortization	434,466	391,751
Bad debt expense	-	-
Loss on disposal of fixed assets	-	-
Changes in assets and liabilities:
Accounts receivable, net	(2,212,925)	3,136,904
Inventories	(368,055)	601,793
Advances to vendors	58,965	3,660,914
Employee travel advances	(56,996)	138,376
Other receivables, net	1,651,397	641,320
Prepaid expenses	114,474	(340,236)
Accounts payable	(1,412,467)	(4,555,343)
Advances from customers	(1,506,056)	(1,011,863)
Accrued expenses, taxes and sundry current liabilities	(765,726)	305,662
Total Adjustments	(4,062,924)	2,969,278
Net Cash (Used in) Provided by Operating Activities	(5,107,105)	3,009,651

Cash Flows From Investing Activities

Acquisition of property and equipment	(529,924)	(513,972)
Short-term investment		(7,838)
Long-term investment	68,400	(65,320)
(Loans to) borrow from other company	-	29,534
Net Cash Used In Investing Activities	(461,524)	(557,596)

Cash Flows From Financng Activties

Proceeds from and (repayments) to bank loans, net	4,605,512	(3,527,280)
(Repayment) proceed of notes payable	(3,668,612)	3,220,276
Contributed capital	-	33,966
Net Cash Provided by (Used) in Financing Activities	936,900	(273,038)

Effect of foreign currency translation gain	368,005	115,314

Net Increase (Decrease) in Cash And Cash Equivalents	(4,263,724)	2,294,331

Cash and cash equivalents at the Beginning of the Years	5,526,373	1,674,641

Cash and cash equivalents at the End of the Years	$1,262,649	$3,968,972

Supplemental Disclosures of Cash Flow Information:

Cash Paid During The Years for:
Interest Paid	818,012	559,036
Income Taxes Paid	-	-
The accompanying notes are an integral part of these consolidated financial statements.

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

    NOTE 1-INTERIM FINANCIAL STATEMENTS

These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended December 31, 2007.

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

NOTE 3- ACCOUNTS RECEIVABLE

The Company extends to certain customers credit terms up to 12 months. Management performs periodic reviews of the ages of accounts receivables and customer payment patterns. Reserves are made when accounts are deemed uncollectible and recorded primarily on a specific identification basis. As of September 30, 2008, the Company provides an allowance for doubtful accounts for the amount of $1,235,484 which was equal to the estimated uncollectible amounts.

NOTE 4-INVENTORIES

A summary of the components of inventories at September 30, 2008 and December 31, 2007 is as follows:

	30-Sept-08	31-Dec-07
Raw materials	$1,356,857	$918,453
Work in process	2,839,454	1,045,306
Finished goods	1,010,589	3,046,992
Packaging supplies	171,907	-

Total	$5,378,807	$5,010,751

NOTE 5-ADVANCES TO SUPPLIERS

As a normal practice of doing business in China, the Company is frequently required to make advance payments to suppliers for raw materials. Such advance payments are interest free. The balances of advance to suppliers were $2,115,920 and  $2,174,885 as of September 30, 2008 and December 31, 2007 respectively.

NOTE 6- PROPERTY AND EQUIPMENT

A summary of property and equipment at September 30, 2008 and December 31, 2007 is as follows:

	30-Sept-08	31-Dec-07
Building	$6,803,141	$6,755,213
Manufacturing equipment	3,129,053	2,403,013
Office equipment and furniture	986,055	541,418
Vehicles	607,709	640,153
Total Property and Equipment	11,525,958	10,339,797

Accumulated depreciation	(3,131,888)	(2,540,267)

Net of Property and Equipment	$8,394,069	$7,799,530

Depreciation expenses for nine months period ended September 30, 2008 was $396,660.

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

NOTE 7- INTANGIBLE ASSETS

The net intangible asset at September 30, 2008 is as follows:

Right to use land	$1,679,991
Accumulated Amortization	(314,494)
Net of Amortization	$1,365,497

The company’s office and manufacturing site is located in Qiaotouhu Street Scene, Ninghai Zhejiang China. The Company leases the land from the local government of the PRC with a term of fifty years from November 2001 to November 2051. The fair value at the time of the acquisition of the right to use land was recorded as an intangible asset and is being amortized over 50 years. Amortization expenses for the nine months period ended September 30, 2008 was $37,804.

NOTE 8- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses were comprised of the following items as of September 30, 2008 and December 31, 2007

	30-Sept-08	31-Dec-07
Accounts payable	$2,783,853	$4,196,320
Accrued payroll and related liabilities	437,895	354,149
Accrued VAT payable	(35,770)	16,734
Miscellaneous accrued expense	266,203	512,084
	$3,452,180	$5,079,287

NOTE 9- SHORT-TERM BANK LOANS

The Company has borrowed funds from several financial institutions for its working capital. These borrowings are short term in nature and are secured by the Company’s real estate. The borrowings bear interest at rates ranging from 7.470% to 8.217% in 2008.

NOTE 10- ADVANCES FROM CUSTOMERS

Advances from customers are non-interest bearing and unsecured. As of September 30, 2008 and December 31, 2007 the balances were $637,806 and $2,143,862 respectively.

NOTE 11- SEGMENT REPORTING

Under SFAS 131, the Company has two reportable segments: Ningbo Binbin Stationery Co., Ltd (“Stationery”) and Ningbo Binbin Style Commodity Co., Ltd (“Style”). Following is a summary of segment information for the nine months period ended September 30, 2008 and 2007:

Period ended September 30, 2008

	Stationery	Style	Total
Revenue	$13,755,219	$187,926	$13,943,144
Operating income (loss)	(270,195)	(195,691)	(465,886)
Net Income (Loss)	(882,279)	(161,902)	(1,044,181)
Total Assets	21,594,453	3,584,338	25,178,791
Capital Expenditure	529,924	0	529,924
Depreciation and amortization	317,998	119,246	437,244
Interest expense	853,386	(35,374)	818,012

Period ended September 30, 2007

	Stationery	Style	Other	Total
Revenue	$25,896,002	$1,851,376	$0	$27,747,378
Operating income (loss)	711,228	(158,374)	(16,500)	536,354
Net Income (Loss)	160,399	(158,534)	(16,500)	(14,635)
Total Assets	15,619,905	6,307,270	1,971	21,929,146
Capital Expenditure	510,970	3,002	-	513,972
Depreciation and amortization	328,335	118,424	-	446,759
Interest expense	559,036	-	-	559,036

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

The Company incurred a loss in the period ended September 30, 2008. Therefore, Company was not required to allocate the “statutory surplus reserve” in this nine months period. As of September 30, 2008, this fund has accumulated amount to $592,231.

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

NOTE 13- EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no common stock equivalents available in the computation of earnings (loss) per share at September 30, 2008.
                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                NOTE NOTE 14- CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. As of September 30, 2008, substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC, which the Company’s management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on the account receivable.

There was no single vendor who accounted for more than 3% of the Company’s total raw material purchases during the six months period ended September 30, 2008.

The Company had no major customer who accounted for 7 % or more of the total sales for the nine months period ended September 30, 2008.

The Company’s sales are heavily dependent on exports sales to USA and Asia for the nine months period ended September 30, 2008.

NOTE 15- CONTINGENCIES

As of September 30, 2008, Ninbo Binbin Stationery Co., Ltd (“Binbin”) is contingently liable as a guarantor with respect to approximately $4,905,600 of indebtedness of non-related entities. The term of the guarantees is through April 9, 2010. At any time through that day, should any one of the entities default on their debt payments, Binbin will be obligated to perform under that guarantee by making the required payments. The maximum potential amount of future payments that Binbin is required to make under the guarantee is $4,905,600.

NOTE 16- RECLASSIFICATIONS

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

This double impact of the falling value of the Dollar is the primary explanation for our poor results in the first nine months of 2008.  The reduced competitive position of our products caused us to realize only $13,943,144 in net sales revenue, a 50% reduction from the first nine months of 2007.  The third quarter, similarly, saw a 41% reduction in sales compared to the third quarter of 2007.  And even on those reduced sales, we realized only $865,358 in gross profit for the nine month period ended September 30, 2008 and $334,179 for the quarter (compared to $2,624,580 for the first nine months and $604,992 for the third quarter of 2008).  That level of gross profit was far less than we required in order to cover our operating expenses.

While the negative turn in the Renminbi-to-Dollar exchange rate was the primary factor causing our negative operating results, an additional reason for the quarter-to-quarter decline was the fact that in 2006 UNICEF did not place its annual order until near to the end of the year.  We were able to ship only $2.55 million of this $9 million order in 2006, and shipped the remaining $6.45 million in the first quarter of 2007.  In comparison, we made no shipments to UNICEF in the first nine months of 2008.  We believe that sales to UNICEF will continue to represent a large portion of our revenue in the next few years. But we cannot predict when UNICEF will place its orders, and so cannot determine the extent to which our revenues and earnings will develop a pattern of seasonality as a result of the UNICEF orders.

As noted, our gross margin on the sales fell from 9.5% in the first nine months of 2007 to 6.2% in the first nine months of 2008.  In addition to the effect of the falling value of the Dollar, the decrease in gross margin reflected the fact that the prices of several of our key raw materials have been increasing.  In particular, the world markets for non-ferrous metals, such as zinc, copper and nickel, have become substantially inflated.  This has increased the manufacturing cost of many of our products.

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

The dramatic decline in our sales revenue did have the effect of reducing our selling, general and administrative expenses for the nine month period by 36%, from $2,033,218 in the nine months ended September 30, 2007 to $1,331,244 in the nine months ended September 30, 2008.  Similarly, selling, general and administrative expense in the three months ended September 30, 2008 was 16% lower than in the three months ended September 30, 2007.  The primary reason for the reduction is the fact that the ratio of our sales expenses to our net sales remained relatively static reflecting our efforts to increase the efficiency of our marketing operations.  As revenues fell, therefore, our selling, general and administrative expenses also fell.   Offsetting the reduction in selling expenses, however, were two factors producing increases in general and administrative expense:

•	an increase in salaries to our staff necessitated by the overall rise in wages in China in recent years; and
•	an increase in depreciation, due to the expansion of our manufacturing facilities since last year.

The $4.6 million increase in our bank loans during the past nine months has increased our interest expense.  Interest expense for the nine months ended September 30, 2008 totaled $818,012, compared to $559,036 in the first nine months of 2007.  We expect that our borrowing and the related interest expense will remain high until our revenues return to prior levels and provide us positive cash flow from operations.

For all of these reasons, we incurred a net loss of $1,044,181 for the nine months ended September 30, 2008.  In the first nine months of 2007 we realized net income of $40,373.  For the same reasons, our net loss of $265,572 for the three months ended September 30, 2008 exceeded our net loss of $76,674 in the third quarter of 2007.

Our business operates in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the first nine months of 2008 the unrealized gain on foreign currency translations added $368,005 to our accumulated other comprehensive income.

Liquidity and Capital Resources

On September 30, 2008 we had a working capital deficit of $6,040,027, having added $1,254,319 to our deficit since December 31, 2007.  The primary reason for the magnitude of our deficit is the customary Chinese banking practice of funding business clients through short-term debt.  Because of that policy, our entire bank debt ($16.6 million at September 30, 2008) is categorized as a short-term liability.  Our expectation is that we will be permitted by the bank to roll over as much of the debt as we require.  (Indeed the banks permitted us to increase our bank debt by $5.4 million during the first quarter of 2008, despite our poor financial results, an indication of the strong long-term relationship that we have with our banks.)  So this arrangement provides us with considerable flexibility in molding our debt structure to our immediate need.

Our liquidity is affected by certain financing arrangements that we have made, involving certain suppliers of our raw materials and other companies with which we have mutual assistance relationships.  These relationships manifest themselves in two ways, both of which are common practice in the Chinese business environment.  First, we have on our balance sheet “advances to suppliers” totaling $2,115,920, representing funds that we deposit with our suppliers in order to assure ourselves of on-time supplies of raw materials.

The second financing arrangement related to our business operations involves a series of guarantees, some mutual, some in exchange for business advantages.  At September 30, 2008 Binbin was the guarantor of a total of 33.6 million RMB in debt (approximately $4,905,600).  11,600,000 RMB of the debt that we were guaranteeing was owed to banks by four of our suppliers.  We made these guarantees for the same reason as supported our loans to suppliers.  22,000,000 RMB of the debt was guaranteed for the benefit of two Chinese businesses that are similarly guaranteeing Binbin’s bank debt.  The debts we are guaranteeing are one-year loans without amortization, and our guarantees apply to principal payments only.  China’s banks encourage this kind of cross-guarantee arrangement as a means of expanding the lending base of its customers.  The situation does, however, increase the risk to our assets, as we face the possibility of being called upon to satisfy the debts we have guaranteed.  We believe, however, that the debts we have guaranteed are likely to be paid, and that the arrangements provide us more benefit than risk.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

            None.

Item 3.	Defaults upon Senior Securities

None.

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

CHINA STATIONERY AND OFFICE SUPPLY, INC.

Date: November 19, 2008.	By: /s/ Wei Chenghui
Wei Chenghui
Chief Executive Officer and Chief Financial Officer