Form 10-K
period 2008-12-31
China Stationery & Office Supply, Inc.
filed 2009-04-15
CIK 1138724

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

|X|             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

        For the fiscal year ended: December 31, 2008

                 or

|   |             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______________ to _____________

Commission file number: 0-49819

CHINA STATIONERY AND OFFICE SUPPLY, INC.
(Exact name of registrant as specified in its charter)

             Delaware____                                                                                                                           33-0931599

 (State or other jurisdiction of incorporation or organization)                                                                            (IRS Employer Identification No.)

Qiaotouhu Industrial Park, Ninghai, Zhejiang Province, P.R. China	315611
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: 86-651-60858

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.    Yes __ No √_

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes __ No √_

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  √_   No __

Indicate by check mark disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer _ Accelerated filer _ Non-accelerated filer _ Small reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No √_

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 10, 2009 was $414,881.

The number of shares outstanding of the issuer’s common stock, as of April 10, 2009 was 11,987,427.

                       DOCUMENTS INCORPORATED BY REFERENCE:  None

CHINA STATIONERY AND OFFICE SUPPLY, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2008

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains certain forward-looking statements regarding China Stationery, its business and its financial prospects.  These statements represent Management’s present intentions and its present belief regarding the Company’s future.  Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report.  A number of those risks are set forth in the section of this report titled “Risk Factors.”

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

Ningbo Binbin Stationery Co., Ltd. is a private company located in Ninghai City, Zhejiang Province, China.  Founded in 1998, Binbin primarily engages in the manufacture and distribution of office supplies and related products.  In 2001, with the approval from the Ministry of Foreign Trade and Economic Cooperation, Binbin established the first privately owned import/export company in Ninghai City.  In 2004 Binbin terminated the operations of that subsidiary, and brought the entire international sales effort under the control of its in-house marketing department.  Binbin now exports 80% of its products to over 30 countries and regions.

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

Binbin implemented its quality control certification systems in 1999. Binbin passed the ISO 9002 certification in March 2001, and changed to the ISO9001:2000 quality management system in 2003. It also passed the ISO 14001 environmental quality management certification in 2004.

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

In 2008 Binbin spent 4,650,000 RMB ($650,000) on research and development. In 2007 Binbin spent 5,100,000 RMB ($728,519) on research and development.  Binbin expects to keep its research and development expenses at the 2008 level in 2009, as continual innovation is necessary to maintain Binbin’s competitive position in the office supply market.

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

There were two customers who were the source of more than 5% of Binbin’s revenues in 2008:  UNICEF (UN) and Anhui Qinggong International Trading Co., Ltd. (China), who accounted for 5.6% and 5.3% of 2008 revenue respectively.  There was only one customer who was the source of more than 5% of Binbin’s revenues in 2007:  UNICEF, which accounted for 14% of our revenue.  Binbin has worked with UNICEF’s Beijing office as well as its headquarters in Denmark since 2004.  In 2006 the China Office of UNICEF was the source of 12% of Binbin’s revenues.

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

Employees

      Binbin has 682 employees, all of whom are employed on a full-time basis.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below before buying our common stock.  If any of the risks described below actually occurs, that event could cause the trading price of our common stock to decline, and you could lose all or part of your investment.

I. Risks attendant to our business

Increased interest rates in China would have a negative effect on our operations.

Binbin is highly leveraged.  Our current liabilities substantially exceed our current assets, and consist primarily of short-term debt to Chinese banks.  Currently we pay interest on our bank debt at rates that are relatively low by Chinese standards (7.47% to 8.591%).  If interest rates increase due to the stimulus policies of the Chinese government or for other reasons, our expenses would increase significantly, which could eliminate our profitability.

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

We are a holding company and conduct substantially all of our business through our operating subsidiary, Binbin, which is a limited liability company established in China. We rely on dividends paid by Binbin for our cash needs, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. The payment of dividends by entities organized in China is subject to regulations permitting Binbin to pay dividends to us only out of accumulated profits as determined in accordance with PRC accounting standards and regulations. Binbin is also required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its general reserves until the cumulative amount of such reserves reaches 50% of its registered capital. These reserves are not distributable as cash dividends. In addition, Binbin is required to allocate a portion of its after-tax profit to its enterprise expansion fund and the staff welfare and bonus fund at the discretion of its board of directors. Moreover, if Binbin incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Any limitations on the ability of Binbin to pay dividends or other distributions to us could have a material adverse effect on our ability to grow, make investments or acquisitions, pay dividends to you, and otherwise fund or conduct our business.

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

ITEM 1B    UNRESOLVED STAFF COMMENTS

                Not Applicable.

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

ITEM 3. LEGAL PROCEEDINGS

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matter was submitted to a vote of our shareholders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)  Market Information.

Our common stock is listed for quotation on the OTC Bulletin Board under the trading symbol “CSOF.”  The following table sets forth the bid prices quoted for our common stock during each quarter in the past two fiscal years.

	Bid
Period:	High	Low

Jan. 1, 2007 - Mar. 31, 2007	$.81	$.54
Apr. 1, 2007 - June 30, 2007	$.80	$.40
July 1, 2007 – Sep. 30, 2007	$.51	$.25
Oct. 1, 2007 – Dec. 31, 2007	$.51	$.21

Jan. 1, 2008 - Mar. 31, 2008	$.30	$.06
Apr. 1, 2008 - June 30, 2008	$.10	$.04
July 1, 2008 – Sep. 30, 2008	$.13	$.07
Oct. 1, 2008 – Dec. 31, 2008	$.13	$.02

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

(d)  Securities Authorized for Issuance Under Equity Compensation Plans.  The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders.......	0	--	0
Equity compensation plans not approved by security holders......	0	--	0
Total	0	--	0

(d) Recent Sales of Unregistered Securities.

China Stationery did not sell any unregistered securities during the 4th quarter of 2008.

         (e) Repurchase of Equity Securities.  The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2008.

ITEM 6. SELECTED FINANCIAL DATA

                Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

In 2008 this double impact of the falling value of the Dollar combined with the effect of a worldwide business recession to cause poor results in our business.  The reduced competitive position of our products and the reduction in worldwide demand caused us to realize only $19,315,622 in net sales revenue, a 46% reduction from revenues in 2007.  And even on those reduced sales, we realized only $1,142,430 in gross profit during 2008, compared to $3,310,968 during 2007.  That level of gross profit was far less than we required in order to cover our operating expenses.

In addition to the effect of the falling value of the Dollar, the decrease in our gross margin ratio from 9.3% in 2007 to 5.9% in 2008 reflected the fact that the prices of several of our key raw materials have been increasing.  In particular, the world markets for non-ferrous metals, such as zinc, copper and nickel, became substantially inflated in the early part of 2008, which increased the manufacturing cost of many of our products.  Towards the end of the year, the worldwide recession caused a reduction in the market price of many of our raw materials, but too late to have a significant beneficial effect on our 2008 results.

We do not expect either of the two negative pressures ?C the falling value of the Dollar or the reduction in demand for business products - to be reversed in the near future.  In addition, as of July 1, 2007 the Government of China reduced the rebate that it will pay on certain exported goods from 13% to 8%, with some rebates falling as low as 5%.  This change put further downward pressure on our margins.  Therefore we do not expect to reverse the decline in our profit margins until our long-term program of replacing low margin goods with higher margin products is fully implemented.

The dramatic decline in our sales revenue did have the effect of reducing our operating expenses during 2008 by 44%, from $4,447,842 in 2007 to $2,511,882 in 2008.  The primary reason for the reduction is the fact that the ratio of our sales expenses to our net sales remained relatively static reflecting our efforts to increase the efficiency of our marketing operations.  As revenues fell, therefore, our selling, general and administrative expenses also fell.

The $2.9 million increase in our bank loans during 2008 has increased our interest expense.  Interest expense during 2008 was $1,253,471, compared to $748,041 during 2007.  We expect that our borrowing and the related interest expense will remain high until our revenues return to prior levels and provide us positive cash flow from operations.

For all of these reasons, we incurred a loss of $2,313,484 during 2008.  However, because we own only 90% of each of our two subsidiaries, a portion of our loss, $162,529 was allocated to the minority interest.  Our net loss during 2008, therefore, was only $2,150,955, or $.19 per share.  Our net loss in 2007 was $1,787,514, or $.15 per share.

Our business operates in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During 2008 the unrealized gain on foreign currency translations added $142,693 to our accumulated other comprehensive income.

Liquidity and Capital Resources

On December 31, 2008 we had a working capital deficit of $7,039,134, having added $2,253,426 to our deficit since December 31, 2007.  The primary reason for the magnitude of our deficit is the customary Chinese banking practice of funding business clients through short-term debt.  Because of that policy, our entire bank debt ($15.9 million at December 31, 2008) is categorized as a short-term liability.  Our expectation is that we will be permitted by the bank to roll over as much of the debt as we require.  (Indeed the banks permitted us to increase our bank debt by $3.9 million during 2008, despite our poor financial results, an indication of the strong long-term relationship that we have with our banks.)  So this arrangement provides us with considerable flexibility in molding our debt structure to our immediate need.

Our liquidity is affected by certain financing arrangements that we have made, involving certain suppliers of our raw materials and other companies with which we have mutual assistance relationships.  These relationships manifest themselves in two ways, both of which are common practice in the Chinese business environment.  First, we have on our balance sheet “advances to suppliers” totaling $1,974,793, representing funds that we deposit with our suppliers in order to assure ourselves of on-time supplies of raw materials.

The second financing arrangement related to our business operations involves a series of guarantees, some mutual, some in exchange for business advantages.  At December 31, 2008 Binbin was the guarantor of a total of approximately $3,457,424 (reduced from $4,596,514 on December 31, 2007).  Approximately one-third of the debt that we were guaranteeing was owed to banks by four of our suppliers.  We made these guarantees for the same reason as supported our loans to suppliers.  The greater portion of the debt was guaranteed for the benefit of two Chinese businesses that are similarly guaranteeing Binbin’s bank debt.  The debts we are guaranteeing are one-year loans without amortization, and our guarantees apply to principal payments only.  China’s banks encourage this kind of cross-guarantee arrangement as a means of expanding the lending base of its customers.  The situation does, however, increase the risk to our assets, as we face the possibility of being called upon to satisfy the debts we have guaranteed.  We believe, however, that the debts we have guaranteed are likely to be paid, and that the arrangements provide us more benefit than risk.

We expect to fund our operations during the next twelve months from a variety of sources, primarily:

  Improved Operating Results.  The two primary factors leading to our poor results in recent periods were the falling value of the Dollar versus the Renminbi and the increasing price of commodities that are raw materials for our products.  Recently the Dollar has regained some of its value in Renminbi.  In addition, the global recession has resulted in a marked reduction in the prices of commodities.   These two conditions should provide us with improved margins from our sales.  We cannot know at this time, however, what effect the recession will have on our sales, and whether the improved margins will be sufficient to offset any reduction in sales volume caused by the recession.

Collection of Accounts Receivable. Our accounts receivable increased by $1.4 million in 2008. We will make a concerted effort to collect our receivables as a source of funds for our operations.

 Increases in Accounts Payable and Notes Payable.  During 2008 we reduced our accounts payable by $1.3 million and satisfied $3.7 million of notes payable.  These reductions improved our credit with our vendors and private lenders.  As needed, we can draw on that credit to fund operations.

 Bank Loans.  Our banks have, to date, been willing to provide us working capital as needed.  Their willingness is supported by the cross-guarantees that we receive from our business associates, as described above.  We believe that the banks will continue to fund our operations, as needed.

For these reasons, we expect that our cash resources will be adequate to fund our operations for the next twelve months.  Our expectation could be frustrated, however, by any number of factors.  The primary risks to our liquidity are:

 Possibility of Reduced Bank Credit.  We have no binding commitment from our creditor banks to continue our loans.  If the banks become unwilling to continue to afford us credit, it would be impossible for us to continue our operations.

 Possibility of Elimination of Cross-Guarantees.  Our bank loans are supported by guarantees provided by business associates, whose debts we cross-guarantee.  If one or more of these business associates became unwilling or unable to guarantee our loans, the banks could reduce or eliminate our credit, which could render us unable to continue operations.

Possibility of Poor Operating Results. If the effect of the global recession were to reduce our sales revenue significantly, we could find ourselves lacking sufficient cash flow to sustain operations.

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

Critical Accounting Policies and Estimates

      In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for 2008, there were three estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  These estimates were:

Our decision to record an allowance for doubtful accounts in the amount of $1,318,937. This decision was based on our decision to reserve against all receivables that were outstanding more than one year.

Our decision to record no provision for obsolete inventories.  This decision was based on fact that we expect to liquidate all of our finished inventory and work in progress, while the raw materials are currently usable.

Our decision, described in Note 14 to the Consolidated Financial Statements, to record a 100% valuation allowance for our deferred tax asset.  This decision was based on our lack of assurance that we would realize sufficient profits in the future to take advantage of the asset.

     We have made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2008.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	Page 14
Consolidated Balance Sheets as of December 31, 2008 and 2007	Page 15
Consolidated Statements of Income for the Years Ended December 31, 2008 and 2007	Page 16
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2008 and 2007	Page 17
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007	Page 18
Notes to Consolidated Financial Statements	Page 19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Stationery Office Supply, Inc and subsidiaries:

We have audited the accompanying balance sheets of China Stationery Office Supply, Inc and subsidiaries as of December 31, 2008 and 2007, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years ended.  China Stationery Office Supply, Inc and subsidiaries’ management are responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those auditing standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Stationery Office Supply, Inc and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/P.C.LIU, CPA, P.C.
P.C.LIU, CPA, P.C.
Flushing, NY

March 27, 2009

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007
(Expressed in US dollars)
	2008	2007

Current Assets:
Cash and Cash Equivalent	$1,816,510	$5,526,373
Accounts Receivable-net	4,139,081	2,691,125
Inventory	4,419,776	5,010,751
Advance to Suppliers	1,974,793	2,174,885
Other Receivable	751,450	2,438,502
Employee Travel Advances	-	27,257
Prepaid expense	820,161	998,349
Total Current Assets	13,921,770	18,867,242

Long-term Investment	-	68,400
Property, Plant & Equipment, net	7,904,126	7,799,530
Intangible Asset, net	1,352,441	1,295,986
Other Assets	10,056	20,073

Total Assets	$23,188,394	$28,051,231

Current Liabilities:
Accounts Payable	$3,765,774	$5,079,288
Notes payable	629,954	4,391,312
Short-term Bank Loans	15,968,609	12,038,488
Advanced from Customers	596,567	2,143,862
Total Current Liabilities	20,960,904	23,652,950

Long-Term Liabilities:	-	-
Total Liabilities		23,652,950

Minority Interest in Consolidated Subsidiary	289,294	451,823

Stockholders' Equity:
Preferred Stock- $.001 par value, 2,000,000 shares authorized and
500,000 shares issued and outstanding	-	-
Common Stock, stated value $.0001, 50,000,000 authorized
11,987,427 shares issued and outstanding	11,987	11,987
Additional Paid in Capital	1,198,013	1,198,013
Retained Earnings	(1,268,730)	882,225
Statutory Reserve	590,380	590,380
Accumulated Other Comprehensive Income	1,406,546	1,263,853
Total Stockholders' Equity	1,938,196	3,946,458

Total Liabilities and Stockholders' Equity	$23,188,394	$28,051,231

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
DECEMBER 31, 2008 AND 2007
(Expressed in US dollars)
	2007	2006

Net Sales	$19,315622	$35,596,825
Cost of Goods Sold	18,173,192	32,285,857
Gross Profit	1,142,430	3,310,968

Operating Expenses:
Sales Expenses	774,794	1,408,738
General and Administrative Expenses	1,737,088	3,039,104
Total Operating Expenses	2,511,882	4,447,842

Income from Operations	(1,369,451)	(1,136,874)

Other( Income) /Expenses:
Interest Expense	$1,253,471	$748,041
Government Subsidy Income	(46,875)	(104,435)
Non-operation (Income)Expense	(262,564)	68,670
Total Other (Income)/Expenses	944,033	712,277

Income (Loss) from Continuing Operations	(2,313,484)	(1,849,151)
Minority Interest	162,529	61,637
Provision For State Income Taxes	-	-

Net Loss	(2,150,955)	(1,787,514)
Other Comprehensive Item:
Unrealized Gain on Foreign Currency Translation	142,693	714,971

Net Comprehensive Income	$(2,008,262)	$(1,072,543)

Earnings per Common Share-basic and Diluted	(0.19)	(0.15)
Weighted Average Common shares-Basic and Diluted	11,987,427	11,987,427

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
DECEMBER 31, 2008 AND 2007
(Expressed in US dollars)
				Common Stock Stated Value $.0001		Additional			Accumulated Other	Total
	Contributed	Preferred Stock				Paid in	Statutory	Retained	Comprehensive	Stockholders'
	Capital	Shares	Amount	Shares	Amount	Capital	Reserve	Earnings	Income	Equity
Balance December 3 1, 2006	$-	-	$-	11,987,427	$11,987	$1,198,013	$590,380	$2,669,739	$548,882	$5,019,001

Net Loss								(1,787,514)		(1,7827,514)
Allocation of Statutory Reserve										-
Other Comprehensive Income									714,971	714,971

Balance December 31, 2007	$-	-	$-	11,987,427	$11,987	$1,198,013	$590,380	$882,225	$1,263,853	$3,946,458

Net Loss								(2,150,955)		(2,150,955)
Allocation of Statutory Reserve
Other Comprehensive Income									142,693	142,693

Balance- December 31, 2008	$-	-	$-	11,987,427	$11,987	$1,198,013	$590,380	$(1,268,730)	$1,406,546	$1,938,196

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
DECEMBER 31, 2008 AND 2007
(Expressed in US dollars)
	2007	2006

Net income (Loss)	$(2,150,955)	$(1,799,712)
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interest	162,529	61,637
Depreciation and amortization	612,465	857,657
Loss on disposal of fixed assets	-	9,295
Changes in assets and liabilities:
Accounts receivable, net	(1,447,956)	2,428,953
Inventories	590,975	1,154,123
Advances to vendors	200,092	1,440,939
Employee travel advances	27,257	159,536
Other receivables, net	1,687,052	(2,162,378)
Prepaid expenses	178,188	(686,889)
Accounts payable	(819,533)	(1,099,393)
Advances from customers	(1,547,295)	1,150,897
Accrued expenses, taxes and sundry current liabilities	(1,46,447)	1,197,865

Net Cash (Used in) Provided by Operating Activities	(2,653,627)	2,712,529

Cash Flows From Investing Activites
Long-term Investment	68,400	(68,400)
Acquisition of property and equipment	(182,622)	(609,226)

Net Cash Used In Investing Activities	(114,222)	(677,626)

Cash Flows From Financing Activities
Proceeds from and (repayments) to bank loans, net	2,676,650	(1,807,112)
Proceeds (repayment) of notes payable	(3,761,358)	3,586,729
Proceeds from capital contribution	0	500
Net Cash Provided by (Used) in Financing Activities	(1,084,708)	1,780,117
Effect of foreign currency translation gain (loss)	142,693	35,369

Net Increase in Cash And Cash Equivalents	(3,709,863)	3,850,389
Cash and cash equivalents at the Beginning of the Years	5,526,373	1,675,982

Cash and cash equivalents at the End of the Years	$1,816,510	$5,526,373

Supplemental Disclosures of Cash Flow Information:

Cash Paid During The Years for:
Interest Paid	1,253,471	756,676
Income Taxes Paid	-	-

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

   NOTE 1- ORGANIZATION AND DESCRIPTION OF BUSINESS

China Stationery and Office Supply, Inc. (the “Company”) was incorporated in the state of Delaware in February 2002.  The Company’s primary business, through its operating subsidiaries based in China, is to develop, manufacture and market office supplies including stationery, hole punchers, staplers, pens and pencils, rubber stamps, felt markers and numerous other items, which are sold through a worldwide network of distributors in China.

The Company’s business operations are carried on by its subsidiary, Ningbo Binbin Stationery Co., Ltd. (“Binbin”). Binbin was organized on January 29, 1998 under the laws of the People’s Republic of China. (“PRC”). On July 27, 2001, Binbin and its majority shareholder formed Ningbo Binbin Style Commodity Co., Ltd (“NBSC”) under the laws of the PRC. The primary business of NBSC is to manufacture and sell special office supplies and promotion products in the PRC. NBSC is 90% owned by Binbin.

On January 8, 2006, a Delaware corporation named “China Stationery and Office Supply, Inc. (the “Intermediate Subsidiary”) acquired 90% of the registered capital of Binbin.   At the date of the acquisition of Binbin, by the Intermediate Subsidiary, both Binbin and the Intermediate Subsidiary were under control.  For that reason the transfer of 90% of the stock of Binbin to the Intermediate Subsidiary did not meet the definition of a business combination defined by SFAS 141, “Business Combinations, as amended”.  For transfers of assets under common control, the Company follows the provisions of Appendix D of SFAS No. 141.  In accordance with Appendix D of SFAS 141, the receiving entity for transfers of net assets and exchanges of shares between entities under common control should report results of operations for the period in which the transfer occurs as though the transfer of net assets or exchange of equity interest has occurred at the beginning of the period.

On May 26, 2006, the Company completed a share exchange in which it acquired 100% of the outstanding common stock of the Intermediate Subsidary. The transaction was treated as a reverse merger. Accordingly, Intermediate Subsidary is treated as the continuing entity for accounting purposes and the historical financial information prior to the merger is that of the Intermediate Subsidiaries.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly and majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTIUNED)
DECEMBER 31, 2008

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Bad debt reserves

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company's best estimate of the amounts that may not be collected. This estimate is based on reviews of all balances in excess payment terms, typically 90-120 days; however, the Company extends credit terms up to 12 month for certain customers.  Based on this review which includes customer credit worthiness and history, general economic conditions and changes in customer payment patterns, the Company estimates the portion, if any, of the balance that will not be collected. Management reviews its valuation allowance on a monthly basis.

Inventories

Inventories are stated at lower of cost, as determined on a weighted average basis, or market value.

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

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTIUNED)
DECEMBER 31, 2008

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-lived assets

The Company accounts for long-lived assets in accordance with SFAS No, 144 “Accounting for the impairment of Disposal of Long-Lived Assets”, which became effective January 1, 2002. Under SFAS No. 144, the Company reviews long-term assets for impairment whenever events or circumstances indicate that the carrying amount of those assets may not be recoverable. The Company has not incurred any losses in connection with the adoption of this statement.

Intangible assets

Intangible assets consist of “rights to use land and build a plant.” According to the law of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 50 years. The method to amortize intangible assets is a 50-year straight-line method. The Company also evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows.  Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows form these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

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

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTIUNED)
DECEMBER 31, 2008

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

New accounting pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTIUNED)
DECEMBER 31, 2008

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New accounting pronouncements

because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In December 2007, the Financial Accounting Standards Board (“FASB”) simultaneously issued SFAS No. 141R, “Business Combinations (2007 Amendment),” and SFAS 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51.”  Both standards update United States guidance on accounting for “non-controlling interests,” sometimes referred to as minority interests, which interests represent a portion of a subsidiary not attributable, directly or indirectly, to a parent. FASB and the International Accounting Standards Board (“IASB”) have been working together to promote international convergence of accounting standards. Prior to promulgation of these new standards there were specific areas in accounting for business acquisitions in which conversion was not achieved. The objective of both standards is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in “business combinations” and consolidated financial statements by establishing accounting and reporting standards. In business combinations it is accomplished by establishing principles and requirements concerning how an “acquirer” recognizes and measures identifiable assets acquired, liabilities assumed, and non-controlling interest in the acquiree, as well as goodwill acquired in the combination or gain from a bargain purchase; and determines information to be disclosed to enable users to evaluate the nature and effects of business combinations. In consolidated financial statements the standards require: identification of ownership interests held in subsidiaries by parties other than the parent be clearly identified, labeled and presented in consolidated financial position within equity (rather than “mezzanine” between liabilities and equity) separately from amounts attributed to the parent, with net income attributable to the parent and to the minority interest clearly identified and presented on the face of consolidated statements of income. The standards also provide guidance in situations where the parent’s ownership interest in a subsidiary changes while the parent retains its controlling financial interest. The standard also provides guidance on recording a gain or loss based on fair value in situations involving deconsolidation of a subsidiary. Entities must provide sufficient disclosures that distinguish between interests of the parent and that of the non-controlling interest.

 CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTIUNED)
DECEMBER 31, 2008

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New accounting pronouncements

Both standards are effective for fiscal years and interims beginning on or after December 15, 2008 (that is January 1, 2009) for entities with calendar years. Earlier adoption is prohibited. The standards shall be applied prospectively as of the beginning of the fiscal year in which initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company does not anticipate that the adoption of SFAS No. 141R and No. 160 will have an impact on the Company's overall results of operations or financial position, unless the Company makes a business acquisition in which there is a non-controlling interest.

NOTE 3- ACCOUNTS RECEIVABLE

Accounts receivable are uncollateralized, non-interest bearing customer obligations typically due under terms requiring payment within 90-120 days from the invoice date.  However, the Company does extend certain customers credit terms up to 12 months.  Accounts receivable are stated at the amount billed to the customer.  Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the oldest unpaid invoices.

NOTE 4- INVENTORIES

A summary of the components of inventories at December 31, 2008 and 2007 are as follows:

	2008	2007
Raw Materials	$867,710	$918,453
Work in Process	1,985,532	888,811
Packaging Supplies	104,342	156,495
Finished Goods	1,462,192	3,046,992
TOTAL	$4,419,776	$5,010,751

NOTE 5- ADVANCES TO SUPPLIES

As a normal practice of doing business in China, the Company is frequently required to make advance payments to suppliers for raw materials. Such advance payments are interest free. The balances of advances to suppliers were $1,974,793 and $2,174,885 as of December 31, 2008 and 2007 respectively.

                                                                                                                                          CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTIUNED)
DECEMBER 31, 2008

NOTE 6- PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31, 2008 and 2007 are as follows:

	2008	2007
Building	$6,438,908	$6,682,714
Manufacturing Equipment	3,139,790	2,403,013
Office Furniture & Equipment	989,438	541,418
Vehicles	609,795	640,153
Construction in Progress	-	72,499
Subtotal	11,177,932	10,339,797
Less: Accumulated Depreciation	(3,273,805)	(2,540,267)
Total Property & Equipment	$7,904,126	$7,799,530

Depreciation expense for year ended December 31, 2008 and 2007 were $556,797 and $358,228 respectively.

NOTE 7- INTANGIBLE ASSETS

The company’s office and manufacturing site is located in Qiaotouhu Street Scene, Ninghai Zhejiang China. The Company leases the land from the local government of PRC with the term from November 2001 to November 2051. The fair value amount of acquisition of the right to use land was recorded as an intangible asset and is being amortized over the lease term 50 years.

A summary of intangible assets at December 31, 2008 and 2007 are as follows:

	2008	2007
Land Use Right	$1,716,358	$1,602,716

Less: Accumulated Amortization	(363,917)	-306,730

Net Land Use Right	$1,352,441	$1,295,986

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTIUNED)
DECEMBER 31, 2008

NOTE 8- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	2008	2007
Accounts Payable	$2,988,946	$4,196,320
Accrued Payroll and Related Liabilities	369,163	354,148
Accrued VAT Payable	40,286	16,735
Miscellaneous Accrued Expense.	367,378	512,084
TOTAL	$3,765,773	$5,079,287

Accounts payable and accrued expenses were comprised of the following items as of December 31, 2008 and 2007.

NOTE 9- SHORT-TERM BANK LOANS

The company borrowed funds from several financial institutions for its working capital. These borrowings are short term in nature and are secured by the Company’s real estate and bear interest ranging from 7.470% to 8.591% in 2008 and 5.850% to 7.470% in 2007.

NOTE 10- ADVANCES FROM CUSTOMERS

Advances from customers are non-interest bearing and unsecured. As of December 31, 2008 and 2007 the balances were $596,567 and $2,143,862 respectively.

NOTE 11- STOCKHOLDERS’ EQUITY

Upon the completion of the reverse merger on May 26, 2006, in addition to the outstanding 6,585,126 shares of common stock, Dickie Walker issued 10,142,889 shares of common stock and 500,000 shares of Series A Preferred Stock to the shareholders of China Stationery and Office Supply, Inc., Each share of the Series A Preferred Stock was convertible into 120 shares of common stock. All the outstanding shares of the Series A Preferred Stock were subsequently converted into common stock.

On June 26, 2006, the Board of Directors approved a 5-to-32 reverse stock split of the Company’s outstanding shares of common stock. The reverse stock split became effective on July 18, 2006. All share and per share information included in these consolidated financial statements have been adjusted to reflect this reverse stock split.

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTIUNED)
DECEMBER 31, 2008

NOTE 12- SEGMENT REPORTING

Under SFAS 131, the Company has two reportable segments: Ningbo Binbin Stationery Co., Ltd (“Stationery”) and Ningbo Binbin Style Commodity Co., Ltd (“Style”). Following is a summary of segment information for the year ended December 31, 2008 and 2007:

Year ended December 31, 2008
	Stationery	Style	Total
Revenue	$18,927,418	$388,204	$19,315,622
Operating Income (Loss)	(740,525)	(628,926)	(1,369,451)
Total Assets	19,988,852	3,199,542	23,188,394
Capital Expenditure	182,622	-	182,622
Depreciation and Amortization	482,339	130,126	612,465
Interest Expense	1,289,405	(35,934)	1,253,471

Year ended December 31, 2007
	Stationery	Style	Total
Revenue	$33,547,197	$2,049,628	$35,596,825
Operating Income (Loss)	(524,367)	(612,507)	(1,136,874)
Total Assets	25,790,919	2,260,312	28,051,231
Capital Expenditure	599,174	10,052	609,226
Depreciation and Amortization	720,405	137,252	857,657
Interest Expense	748,041	-	748,041

NOTE 13- STATUTORY COMMON WELFARE FUND

As stipulated by the Company Law of China, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

Making up cumulative prior years’ losses, if any;

Allocations to the “statutory surplus reserve” of at least 10% of income after tax, as determined under China’s accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital;

Allocation of 5-10% of income after tax, as determined under China’s accounting rules and regulations, to the Company’s “statutory common welfare  fund”, which is established for the purpose of providing employee facilities and other collective benefits to the Company’s employees

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTIUNED)
DECEMBER 31, 2008

NOTE 13- STATUTORY COMMON WELFARE FUND (Continued)

Allocations to the discretionary surplus reserve, if approved in the shareholders’ general meeting.

The Company incurred a loss in the year ended December 31, 2008. Therefore, Company was not required to allocate the “statutory surplus reserve”

NOTE 14- INCOME TAXES

Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognizes for the unexpected future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect in the China for the periods in which the differences are expected to reverse. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets and liabilities, respectively, will be realized. Therefore, there are no deferred tax assets or liabilities for the year ended December 31, 2008.

Since the Company’s Chinese subsidiaries (“Binbin” and NBSC”) are Sino-joint venture enterprises, under the Chinese tax regulation, they are exempt from corporate income tax. Accordingly, the Company has not accrued income tax for these subsidiaries for the year ended December 31, 2008.

NOTE 15- EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no common stock equivalents available in the computation of earnings (loss) per share at December 31, 2008.

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTIUNED)
DECEMBER 31, 2008
                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                           NOTE 16- CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. As of December 31, 2008, substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC of which the Company’s management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on account receivable.

There was no single vendor who accounted for more than 5% of the Company’s total raw material purchases during the year ended December 31, 2008.

The Company had two major customers who accounted for 5.6% and 5.3% of the total sales for the year ended December 31, 2008.  Accounts receivable from these customers at December 31, 2008 were $347,345 and $108,258 respectively.  The Company had one major customer who accounted for 14% of the total sales for the year ended December 31, 2007.  Accounts receivable from this customer at December 31, 2007 were $98,819.

The Company’s sales are heavily dependent on exports sales to USA and Asia for the year ended December 31, 2008.

NOTE 17- CONTINGENCIES

As of December 31, 2008, Ninbo Binbin Stationery Co., Ltd (“Binbin”) is contingently liable as a guarantor with respect to approximately $ 3,457,424 of indebtedness of non-related entities. The term of the guarantees is through August 31, 2009. At any time through that day, should any one of the entities default on its debt payments, Binbin will be obligated to perform under that guarantee by making the required payments. The maximum potential amount of future payments that Binbin is required to make under the guarantee was $3,457,424 and $4,596,514 as of December 31, 2008 and 2007 respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH   ACCOUNTANTS ONACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

 (a)             Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2008, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  However, we have to weigh the cost of improvement against the benefit of strengthened controls, particularly in light of our current financial condition.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2008.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals are the members of China Stationery’s Board of Directors and its executive officers.

Name	Age	Position with the Company	Director Since
Wei Chenghui	47	Chairman, Chief Executive Officer, Chief Financial Officer	2006
Hu Jufen	45	Vice President	--
Wei Chengzhao	42	Vice President	--

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

Audit Committee; Compensation Committee; Nominating Committee

The Board of Directors has not yet appointed an Audit Committee or a Compensation Committee or a Nominating Committee, due to the small size of the Board.  The Board of Directors does not have an “audit committee financial expert,” due to the small size of the Board.

Code of Ethics

The Company does not have a written code of ethics applicable to its executive officers.  The Board of Directors has not adopted a written code of ethics because there are so few executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2008.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by China Stationery and its subsidiaries to Wei Chenghui, its Chief Executive Officer.  There were no executive officers whose total salary and bonus for the fiscal year ended December 31, 2008 exceeded $100,000.

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Wei Chenghui	2008	$16,807	--	--	--	--
	2007	$21,600	--	--	--	--
	2006	$20,000	--	--	--	--

Equity Awards

The following tables set forth certain information regarding the stock options acquired by the executive officer named in the table above during the year ended December 31, 2008 and those options held by her on December 31, 2008.

Option Grants in the Last Fiscal Year

	Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($/share)	Expiration Date	Potential realizable value at assumed annual rates of appreciation for option term
5% 10%
Wei Chenghui	--	--	--	--	- -

The following tables set forth certain information regarding the stock grants received by the executive officer named in the table above during the year ended December 31, 2008 and held by her unvested at December 31, 2008.

               Unvested Stock Awards in the Last Fiscal Year

	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Wei Chenghui	0	--

Remuneration of Directors

None of the members of the Board of Directors receives remuneration for service on the Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS ANDMANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

each shareholder known by us to own beneficially more than 5% of our common stock;

Wei Chenghui, our Chief Executive Officer

each of our directors; and

all directors and executive officers as a group.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Wei Chenghui	6,794,919(1)	56.7%

All officers and directors (3 persons)	6,794,919	56.7%

Huaqin Zhou 136 Hospital Road, Suite 3 Jiangyang City, Sichuan Province, China	1,089,187	9.1%
_______________________________
Includes 2,697,981 shares owned by Hu Jufen, who is Mr. Wei’s spouse.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Audit Fees

P.C. Liu, CPA, P.C. billed $45,000 to the Company for professional services rendered for the audit of our fiscal 2008 financial statements. P.C. Liu, CPA, P.C. billed $50,000 to the Company for professional services rendered for the audit of our fiscal 2007 financial statements.

Audit-Related Fees

P.C. Liu, CPA, P.C. billed $0 to the Company during fiscal 2008 and fiscal 2007.

Tax Fees

P.C. Liu, CPA, P.C. billed $0 to the Company during fiscal 2008 and fiscal 2007

All Other Fees

P.C. Liu, CPA, P.C. billed $0 to the Company in fiscal 2008 and fiscal 2007

 It is the policy of the Company’s Board of Directors that all services, other than audit, review or attest services, must be pre-approved by the Board of Directors, acting in lieu of an audit committee.  All of the services described above were approved by the Board of Directors.

ITEM 15                         EXHIBITS

3-a	Articles of Incorporation - filed as an exhibit to the Company's Registration Statement on Form SB-2 (File #333-82532), filed on February 11, 2002, and incorporated herein by reference

3-a(1)	Certificate of Amendment of Articles of Incorporation - filed as an exhibit to the Company's Current Report on Form 8-K, filed on July 20, 2006, and incorporated herein by reference

3-b	By-laws - filed as an exhibit to the Company's Registration Statement on Form SB-2 (File #333-82532), filed on February 11, 2002, and incorporated herein by reference.

31	Rule 13a -14(a) Certification

32	Rule 13a -14(b) Certification

SIGNATURES

Pursuant to the requirements of  Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA STATIONERY AND OFFICE SUPPLY, INC.

By: /s/ Wei Chenghui
      Wei Chenghui, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on April 15, 2009 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Wei Chenghui
Wei Chenghui, Director,
Chief Executive Officer,
Chief Financial Officer