Form 10-Q
period 2009-03-31
China Stationery & Office Supply, Inc.
filed 2009-05-20
CIK 1138724

U. S. Securities and Exchange Commission
Washington, D. C. 20549

       FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-49819

China Huaren Organic Products, Inc.
(Name of Registrant in its Charter)

DELAWARE	33-0931599
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

c/o Ningbo Binbin Stationery
Qiaotouhu Industrial Park
Ninghai, Zhejiang Province 315611 P.R. China
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)    (ZIP CODE)

ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE:  011-86-65160858

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes  __  No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer Accelerated filer__Non-accelerated filer Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒.

The number of shares of Common Stock of the Registrant, par value $.0001 per share, outstanding at May 19, 2009 was 11,987,427.

TABLE OF CONTENTS	Page
PART I. FINANCIAL INFORMATION

Item 5. Other Information	20

Item 6. Exhibits	20

Signatures 21

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA STATIONERY & OFFICE SUPPLY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	March 31	December 31
Assets	2009	2008
Current Assets:
Cash and Cash Equivalent	$1,363,310	$1,816,510
Accounts Receivable-net	2,573,144	4,139,081
Inventory	5,016,123	4,419,776
Advance to Suppliers	2,075,654	1,974,793
Other Receivable	780,089	751,450
Prepaid expense	736,590	820,161
Total Current Assets	12,544,911	13,921,770

Long-term Investment
Property, Plant & Equipment, net	7,764,501	7,904,126
Intangible Asset, net	1,344,868	1,352,441
Other Assets	1,166	10,056

Total Assets	$21,655,445	$23,188,394
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	3,175,993	$3,765,774
Notes payable	526,644	629,954
Short-term Bank Loans	15,214,160	15,968,609
Advanced from Customers	996,843	596,567
Total Current Liabilities	19,913,640	20,960,904

Long-Term Liabilities:	-	-
Total Liabilities	19,913,640	20,960,904

Minority Interest in Consolidated Subsidiary	230,561	289,294

Stockholders' Equity:
Common Stock, stated value $.0001, 50,000,000 authorized
11,987,427 shares issued and outstanding	11,987	11,987
Additional Paid in Capital	1,198,013	1,198,013
Retained Earnings	(1,731,080)	(1,268,730)
Statutory Reserve	590,380	590,380
Accumulated Other Comprehensive Income	1,441,944	1,406,546
Total Stockholders' Equity	1,511,244	1,938,196

Total Liabilities and Stockholders' Equity	$21,655,445	$23,188,394
The accompanying notes are an integral part of financial statements

CHINA STATIONERY & OFFICE SUPPLY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
	2009	2008
	(Unaudited)	(As Restated)
Net Sales	$ 1,874,293	$ 3,190,241
Cost of Goods Sold	1,791,636	3,024,964
Gross Profit	82,657	165,276

Operating Expenses:
Sales Expenses	89,406	156,714
General and Administrative Expenses	250,186	327,999
Total Operating Expenses	339,592	484,713

Income from Operations	(256,935)	(319,437)

Other( Income) /Expenses:
Interest Expense	(276,420)	(265,134)
Government Subsidy Income	10,058
Non-operation (Income)Expense	2,213	(2,310)
Total Other (Income)/Expenses	(264,148)	(267,444)

Income (Loss) from Continuing Operations	(521,083)	(586,881)
Minority Interest	(58,733)	33,514
Provision For State Income Taxes		-

Net Loss	(462,350)	(553,367)
Other Comprehensive Item:
Unrealized Gain on Foreign Currency Translation	35,398	142,973

Net Comprehensive Income	$ (426,952)	$ (410,394)

Earnings per Common Share-basic and Diluted	(0.04)	(0.05)
Weighted Average Common shares-Basic and Diluted	11,987,427	11,987,427

CHINA STATIONERY & SUPPLY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
Cash Flows From Operating Activities:	2009	2008

Net income (Loss)	$(462,350)	$(503,554)
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interest	(58,733)	33,514
Depreciation and amortization	129,573	142,448
Loss on disposal of fixed assets		-
Changes in assets and liabilities:
Accounts receivable, net	1,565,938	(663,792)
Inventories	(596,347)	(657,395)
Advances to vendors	(100,861)	13,963
Employee travel advances		27,257
Other receivables, net	(28,639)	(3,947,834)
Prepaid expenses	83,571	9,236
Accounts payable	(589,781)	(1,133,040)
Advances from customers	400,276	(2,623,072)
Accrued expenses, taxes and sundry current liabilities	47,855	1,368,454
Net Cash (Used in) Provided by Operating Activities	390,500	(7,933,815)

Cash Flows From Investing Activities
Acquisition of property and equipment	(21,339)	(93,070)

Net Cash Used In Investing Activities	(21,339)	(93,070)

Cash Flows From Financing Activities
Proceeds from and (repayments) to bank loans, net	(754,449)	4,360,512
Proceeds (repayment) of notes payable	(103,310)	-
Net Cash Provided by (Used) in Financing Activities	(857,759)	4,360,512
Effect of foreign currency translation gain (loss)	35,398	24,079

Net Increase in Cash And Cash Equivalents	(453,200)	(3,642,293)
Cash and cash equivalents at the Beginning of the Years	1,816,510	5,526,373

Cash and cash equivalents at the End of the Years	$1,363,310	$1,884,079

Supplemental Disclosures of Cash Flow Information:

Cash Paid During The Years for:
Interest Paid	276,420	265,134
Income Taxes Paid	-	-

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
(UNAUDITED)

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

On May 26, 2006, the Company completed a share exchange in which it acquired 100% of the outstanding common stock of the Intermediate Subsidiary. The transaction was treated as a reverse merger. Accordingly, Intermediate Subsidiary is treated as the continuing entity for accounting purposes and the historical financial information prior to the merger is that of the Intermediate Subsidiaries.

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

NOTE 4- INVENTORIES

A summary of the components of inventories at March 31, 2009 and 2008 are as follows:

	2009	2008
Raw Materials	$1,120,555	$1,221,782
Work in Process	2,065,553	1,125,944
Packaging Supplies	95,923	151,882
Finished Goods	1,734,092	3,168,538
TOTAL	$5,016,123	$5,668,146

NOTE 5- ADVANCES TO SUPPLIES

As a normal practice of doing business in China, the Company is frequently required to make advance payments to suppliers for raw materials. Such advance payments are interest free. The balances of advances to suppliers were $2,075,654 and $4,991,294 as of March 31, 2009 and 2008 respectively.

NOTE 6- PROPERTY AND EQUIPMENT

A summary of property and equipment at March 31, 2009 and 2008 is as follows:

	2009	2008
Building	$6,429,635	$6,203,810
Manufacturing equipment	3,137,518	3,027,522
Office equipment and furniture	988,013	586,915
Vehicles	610,450	963,092
Construction in Progress	17,555	89,832
Subtotal	11,183,172	10,871,171

Less: Accumulated depreciation	-3,418,671	-2,783,830

Total	$7,764,501	$8,087,341

Depreciation expense for three months period ended March 31, 2009 was $123,005.

NOTE 7- INTANGIBLE ASSETS

The company’s office and manufacturing site is located in Qiaotouhu Street Scene, Ninghai Zhejiang China. The Company leases the land from the local government of PRC with the term from November 2001 to November 2051. The fair value amount of acquisition of the right to use land was recorded as an intangible asset and is being amortized over the lease term 50 years.

A summary of intangible assets at March 31, 2009 and 2008 are as follows:

	2009	2008
Land Use Right	$1,662,339	$1,589,108

Less: Accumulated Amortization	-317,471	-240,897

Net Land Use Right	$1,344,868	$1,348,211

Amortization expenses for the three months period ended March 31, 2009 and 2008 were $6,568 and $6,290 respectively.

NOTE 8- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses were comprised of the following items as of March 31, 2009 and 2008.

	2009	2008
Accounts payable	$2,453,336	$3,263,486
Accrued payroll and related liabilities	369,077	419,465
Accrued VAT payable	(1,824)	2,208
Miscellaneous accrued expense	355,403	261,088
	$3,175,993	$3,946,247

NOTE 9- SHORT-TERM BANK LOANS

The company borrowed funds from several financial institutions for its working capital. These borrowings are short term in nature and are secured by the Company’s real estate and bear interest ranging from 5.58% to 7.81% in 2009. The amount of the loan as of March 31, 2009 and 2008 is $15,214,160 and $16,39,9000, respectively.

NOTE 10- ADVANCES FROM CUSTOMERS

Advances from customers are non-interest bearing and unsecured. As of March 31, 2009 and 2008 the balances were $996,843 and $ 3,775,748 respectively.

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

NOTE 12- SEGMENT REPORTING

Under SFAS 131, the Company has two reportable segments: Ningbo Binbin Stationery Co., Ltd (“Stationery”) and Ningbo Binbin Style Commodity Co., Ltd (“Style”). Following is a summary of segment information for the year ended March 31, 2009 and 2008:

Three months period ended March 31, 2009

	Stationery	Style	Total
Revenue	1,874,293	0	1,874,293
Operating income (loss)	(183,386)	(73,548)	(256,935)
Net Income (Loss)	(447,479)	(73,604)	(521,083)
Total Assets	22,912,583	3,191,718	26,104,301
Capital Expenditure	21,339	0	21,339
Depreciation and amortization	101,183	28,390	129,573
Interest expense	276,420	0	276,420

Three months period ended March 31, 2008

	Stationery	Style	Total
Revenue	3,012,103	178,137	3,190,241
Operating income (loss)	(242,084)	(77,353)	(319,437)
Net Income (Loss)	(543,028)	(43,853)	(586,881)
Total Assets	30,567,272	3,551,924	34,119,196
Capital Expenditure	93,070	0	93,070
Depreciation and amortization	113,568	28,880	142,448
Interest expense	265,134	0	265,134

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

(3)
Allocation of 5-10% of income after tax, as determined under China’s accounting rules and regulations, to the Company's "statutory common welfare fund", which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees; and

     Allocations to the discretionary surplus reserve should be approved in the shareholders’ general meeting.

The Company incurred a loss in the three months period ended March 31, 2009. Therefore, Company was not required to allocate the “statutory surplus reserve”

NOTE 14- INCOME TAXES

Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognizes for the unexpected future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect in the China for the periods in which the differences are expected to reverse. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets and liabilities, respectively, will be realized. Therefore, there are no deferred tax assets or liabilities for the year ended March 31, 2009.

Since the Company’s Chinese subsidiaries (“Binbin” and NBSC”) are Sino-joint venture enterprises, under the Chinese tax regulation, they are exempt from corporate income tax. Accordingly, the Company has not accrued income tax for these subsidiaries for the three months period ended March 31, 2009.

NOTE 15- EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no common stock equivalents available in the computation of earnings (loss) per share at March 31, 2009.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. As of March 31, 2009, substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC of which the Company’s management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on account receivable.

There were two vendors who accounted for more than 5% of the Company’s total raw material purchases during the three months period ended March 31, 2009.

The Company had five major customers who accounted for 39% of the total sales for the three months period ended March 31, 2009.  Accounts receivable from these customers was $ 394,173 that amount represented 15% of the total account receivable as of March 31, 2009.

The Company’s sales are heavily dependent on exports sales to South America, America and Asia for the three months period ended March 31, 2009.

NOTE 17- CONTINGENCIES

As of March 31, 2009, Ninbo Binbin Stationery Co., Ltd (“Binbin”) is contingently liable as a guarantor with respect to approximately $ 1,696,964 of indebtedness of non-related entities. The term of the guarantees is through August 31, 2009. At any time through that day, should any one of the entities default on its debt payments, Binbin will be obligated to perform under that guarantee by making the required payments. The maximum potential amount of future payments that Binbin is required to make under the guarantee was $1,696,964 as of March 31, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Proviso Regarding Forward-Looking Statements

This “Management’s Discussion and Analysis” includes certain forward-looking statements. These forward-looking statements represent management’s present expectations regarding the future.  There are many risks and uncertainties that, if realized, could cause management’s expectations to be an inaccurate prediction of the future. Some of those risks are described in our Annual Report on Form 10-K for the year ended December 31, 2008 under the heading “Item 1A. Risk Factors.”

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

This double impact of the falling value of the Dollar is the primary explanation for our poor results in the first three months of 2009.  The reduced competitive position of our products caused us to realize only $1,874,293 in net sales revenue, a 41% reduction from the level of sales that we realized in the first three months of 2008. And even on those reduced sales, we realized only $82,657 in gross profit for the first quarter of 2009, compared to $165,276 for the first quarter of 2008.  That level of gross profit was far less than we required in order to cover our operating expenses.

As noted, our gross margin on the sales fell slightly from 5.2% in the first three months of 2009 to 4.4% in the first three months of 2009.  Our gross margin in the first quarter of 2008 was already low, reflecting the effect of the falling value of the Dollar over the past several years.  While the Dollar has improved in recent months, the continuing decrease in gross margin in the first quarter of 2009 reflected the fact that the prices of several of our key raw materials have been increasing.  In particular, the world markets for non-ferrous metals, such as zinc, copper and nickel, have become substantially inflated.  This has increased the manufacturing cost of many of our products.

Although the current worldwide recession has alleviated some of the stress on our margins – the Dollar is gaining value and commodities prices are falling – the decline over the past several years has been so severe that we do not expect it to be reversed in the near future.  Therefore we do not expect to reverse the decline in our profit margins until our long-term program of replacing low margin goods with higher margin products is fully implemented.

The dramatic decline in our sales revenue did have the effect of reducing our selling, general and administrative expenses for the three month period by 30%, from $484,713 in the three months ended March 31, 2008 to $339,592 in the three months ended March 31, 2009.  The primary reason for the reduction is the fact that the ratio of our sales expenses to our net sales remained relatively static reflecting our efforts to increase the efficiency of our marketing operations.

Over the past twelve months, we reduced slightly our bank loans from $16,399,000 at March 31, 2008 to $15,214,160 at March 31, 2009. At the same time, our effective interest rate fell slightly, so that our interest expense for the first quarter of 2009 was $276,420, compared to $265,134 for the first quarter of 2008. We expect that our borrowing and the related interest expense will remain high until our revenues return to prior levels and provide us positive cash flow from operations.

For all the above reasons, we incurred a net loss of $462,350 for the three months ended March 31, 2009, a decrease by $91,017 or 16.4% from the net loss of $553,367 for the first three months of 2008.

Our business operates in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income.  The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During in the first three months of 2009 the unrealized gain on foreign currency translations added $35,398 to our accumulated other comprehensive income.

Liquidity and Capital Resources

On March 31, 2009 we had a working capital deficit of $7,368,729, having added $329,525 to our deficit since December 31, 2008.  One of the reasons for the increase in our deficit is the reduction of our accounts receivable by 37.8% to $2,573,144, as a result of the decline of our sales, compared to $4,139,081 as of December 31, 2008. At the same time, advances from our customers increased during the first quarter of 2009 by $400,276, or 67%, to $996,843 compared to $596,567 as of December 31, 2008.  This indicates a more positive beginning to the second quarter of 2009 than we had on entering the first quarter.

The primary reason for the magnitude of our working capital deficit is the customary Chinese banking practice of funding business clients through short-term debt.  Because of that policy, our entire bank debt ($15.2 million at March 31, 2009) is categorized as a short-term liability.  Our expectation is that we will be permitted by the bank to roll over as much of the debt as we require.  So this arrangement provides us with considerable flexibility in molding our debt structure to our immediate need.

Our liquidity is affected by certain financing arrangements that we have made, involving certain suppliers of our raw materials and other companies with which we have mutual assistance relationships.  These relationships manifest themselves in two ways, both of which are common practice in the Chinese business environment.  First, we have on our balance sheet “advances to suppliers” totaling $2,075,654 representing funds that we deposit with our suppliers in order to assure ourselves of on-time supplies of raw materials.

The second financing arrangement related to our business operations involves a series of guarantees, some mutual, some in exchange for business advantages.  At March 31, 2009 Binbin was the guarantor of a total of $1,696,964 in bank debt owed by other entities.   We made these guarantees for the same reason as supported our loans to suppliers.   The debts we are guaranteeing are one-year loans without amortization, and our guarantees apply to principal payments only.  China’s banks encourage this kind of cross-guarantee arrangement as a means of expanding the lending base of its customers.  The situation does, however, increase the risk to our assets, as we face the possibility of being called upon to satisfy the debts we have guaranteed.  We believe, however, that the debts we have guaranteed are likely to be paid, and that the arrangements provide us more benefit than risk.

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

PART II

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There has been no material change in the Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008 until Item 1A “Risk Factors” in Part I of that Report.

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

CHINA STATIONERY AND OFFICE SUPPLY, INC.

Date: May 20, 2009.	By: /s/ Wei Chenghui
Wei Chenghui
Chief Executive Officer and Chief Financial Officer