Form 10-Q/A
period 2009-03-31
China Stationery & Office Supply, Inc.
filed 2009-05-20
CIK 1138724

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q/A
(Amendment No.1)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-49819

China Stationery and Office Supply, Inc.
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

This amendment number 1 to form 10Q is to correct the misspelling of the name of the issuer. The name of the issuer is China Stationery & Office Supply Inc.

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
FOR THE THREE MONTH PERIODS ENDED MARCH 31
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