Form 10-Q
period 2009-06-30
China Stationery & Office Supply, Inc.
filed 2009-08-13
CIK 1138724

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares of Common Stock of the Registrant, par value $.0001 per share, outstanding at August 7, 2009 was 11,987,427.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA STATIONERY & OFFICE SUPPLY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	June 30	December 31
Assets	2009	2008
Current Assets:
Cash and Cash Equivalent	$731,269	$1,816,510
Accounts Receivable-net	3,012,587	4,139,081
Inventory	5,213,015	4,419,776
Advance to Suppliers	2,020,310	1,974,793
Other Receivable	709,865	751,450
Prepaid expense	651,845	820,161
Total Current Assets	12,338,890	13,921,770

Long-term Investment
Property, Plant & Equipment, net	7,641,039	7,904,126
Intangible Asset, net	1,340,250	1,352,441
Other Assets	1,053	10,056

Total Assets	$21,321,232	$23,188,394
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$3,650,652	$3,765,774
Notes payable	392,280	629,954
Short-term Bank Loans	14,932,300	15,968,609
Advanced from Customers	857,740	596,567
Total Current Liabilities	19,835,972	20,960,904

Long-Term Liabilities:	-	-
Total Liabilities	19,835,972	20,960,904

Minority Interest in Consolidated Subsidiary	201,950	289,294

Stockholders' Equity:
Common Stock, stated value $.0001, 50,000,000 authorized
11,987,427 shares issued and outstanding	11,987	11,987
Additional Paid in Capital	1,198,013	1,198,013
Retained Earnings	(1,960,629)	(1,268,730)
Statutory Reserve	590,380	590,380
Accumulated Other Comprehensive Income	1,443,560	1,406,546
Total Stockholders' Equity	1,283,310	1,938,196

Total Liabilities and Stockholders' Equity	$21,321,232	$23,188,394
The accompanying notes are an integral part of financial statements

CHINA STATIONERY & OFFICE SUPPLY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2009
	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Net Sales	$3,392,429	$5,559,770	$5,266,722	$8,698,939
Cost of Goods Sold	3,098,615	5,205,146	4,890,251	8,183,223
Gross Profit	293,814	354,624	376,471	515,716

Operating Expenses:
Sales Expenses	185,826	237,946	275,232	886,090
General and Administrative Expenses	186,387	213,121	436,573
Total Operating Expenses	372,214	451,067	711,805	886,090

Income from Operations	(78,400)	(96,443)	(335,334)	(370,374)

Other( Income) /Expenses:
Interest Expense	(221,699)	(320,256)	(498,119)	(584,420)
Government Subsidy Income	44,382	14,611	54,440	14,273
Non-operation (Income)Expense	(2,444)	184,715	(231)	179,059
Total Other Income (Expenses)	(179,761)	(120,930)	(443,910)	(391,088)

Income (Loss) from Continuing Operations	(258,161)	(217,372)	(779,244)	(761,462)
Minority Interest	(28,612)		(87,344)
Provision For State Income Taxes	-	-	-	-

Net Loss	(229,550)	(217,372)	(691,900)	(761,462)
Other Comprehensive Item:
Unrealized Gain on Foreign Currency Translation	1,616	45,905	37,014	170,878

Net Comprehensive Income	$(227,934)	$(171,467)	$(654,886)	$(590,584)

Earnings per Common Share-basic and Diluted	(0.02)	(0.01)	(0.05)	(0.05)

Weighted Average Common shares-Basic and Diluted	11,987,427	11,987,427	11,987,427	11,987,427
The accompanying notes are an integral part of financial statements

CHINA STATIONERY & SUPPLY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
	Six Months ended June 30,
Cash Flows From Operating Activities:	2009	2008

Net income (Loss)	$(691,900)	$(761,462)
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interest	87,344	-
Depreciation and amortization	282,805	303,486
Loss on disposal of fixed assets		-
Changes in assets and liabilities:
Accounts receivable, net	(1,126,494)	(1,004,532)
Inventories	793,239	(1,213,188)
Advances to vendors	45,517	(2,360,026)
Employee travel advances	-	27,257
Other receivables, net	(41,585)	1,537,325
Prepaid expenses	168,316	31,975
Accounts payable	424,169	(387,355)
Advances from customers	261,173	436,076
Accrued expenses, taxes and sundry current liabilities	(27,042)	(557,852)
Total Adjustments	867,442	(3,186,835)
Net Cash (Used in) Provided by Operating Activities	175,542	(3,948,297)

Cash Flows From Investing Activities
Long-term Investment		68,400
Acquisition of property and equipment	(26,813)	(528,483)
(Loans to) borrow from other company	-	-
Net Cash Used In Investing Activities	(26,813)	460,083

Cash Flows From Financing Activities
Proceeds from and (repayments) to bank loans, net	(1,036,309)	4,728,512
Proceeds (repayment) of notes payable	(234,674)	(3,808,113)
Net Cash Provided by (Used) in Financing Activities	(1,270,983)	920,399
Effect of foreign currency translation gain (loss)	37,014	170,878

Net Increase in Cash And Cash Equivalents	(1,085,241)	(3,317,103)
Cash and cash equivalents at the Beginning of the Years	1,816,510	5,526,373

Cash and cash equivalents at the End of the Years	$731,269	$2,209,269

Supplemental Disclosures of Cash Flow Information:

Cash Paid During The Years for:
Interest Paid	498,119	598,236
Income Taxes Paid	-	-
The accompanying notes are an integral part of financial statements

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

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

NOTE 3- ACCOUNTS RECEIVABLE

Accounts receivable are uncollateralized, non-interest bearing customer obligations typically due under terms requiring payment within 90-120 days from the invoice date.  However, the Company does extend certain customers credit terms up to 12 months.  Accounts receivable are stated at the amount billed to the customer.  Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the oldest unpaid invoices.  As of June 30, 2009 and 2008, the balance of the account receivable is $3,012,587 and $3,695,657, respectively.

NOTE 4- INVENTORIES

A summary of the components of inventories at June 30, 2009 and 2008 are as follows:

	June 30, 2009	June 30, 2008
Raw materials	$1,210,811	$1,645,606
Work in process	2,245,503	1,383,171
Packaging supplies	114,020	0
Finished goods	1,642,680	3,195,162
	$5,213,015	$6,223,939

NOTE 5- ADVANCES TO SUPPLIES

As a normal practice of doing business in China, the Company is frequently required to make advance payments to suppliers for raw materials. Such advance payments are interest free. The balances of advances to suppliers were $2,020,310 and $4,534,911 as of June 30, 2009 and 2008, respectively.

NOTE 6- PROPERTY AND EQUIPMENT

A summary of property and equipment at June 30, 2009 and 2008 is as follows:

	June 30, 2009	June 30, 2008
Building	$6,434,469	$6,343,028
Manufacturing equipment	3,139,878	3,124,766
Office equipment and furniture	988,756	984,704
Vehicles	610,909	606,163
Construction in Progress	23,026	68,060
Subtotal	11,197,039	11,126,721

Less: Accumulated depreciation	(3,555,999)	(2,988,863)

Total	$7,641,039	$8,137,858

Depreciation expense for six months period ended June 30, 2009 & 2008 was $271,546 and $278,424, respectively.

NOTE 7- INTANGIBLE ASSETS

The company’s office and manufacturing site is located in Qiaotouhu Street Scene, Ninghai Zhejiang China. The Company leases the land from the local government of PRC with the term from November 2001 to November 2051. The fair value amount of acquisition of the right to use land was recorded as an intangible asset and is being amortized over the lease term 50 years.

A summary of intangible assets at June 30, 2009 and 2008 are as follows:

	June 30, 2009	June 30, 2008
Land Use Right	$1,663,589	$1,688,880

Less: Accumulated Amortization	-323,339	-318,571

Net Land Use Right	$1,340,250	$1,370,309

Amortization expenses for the six months period ended June 30, 2009 and 2008 were $11,259 and $25,062 respectively.

NOTE 8- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses were comprised of the following items as of June 30, 2009 and 2008.

	June 30, 2009	June 30, 2008
Accounts payable	$2,783,470	$4,046,154
Accrued payroll and related liabilities	345,570	434,269
Accrued VAT payable	(52,718)	(176,190)
Miscellaneous accrued expense	574,331	387,699
	$3,650,652	$4,691,933

NOTE 9- SHORT-TERM BANK LOANS

The company borrowed funds from several financial institutions for its working capital. These borrowings are short term in nature and are secured by the Company’s real estate and bear interest ranging from 5.58% to 7.81% in 2009. The amount of the loan as of June 30, 2009 and 2008 is $14,932,300 and $16,767,000, respectively.

 NOTE 10- ADVANCES FROM CUSTOMERS

Advances from customers are non-interest bearing and unsecured. As of June 30, 2009 and 2008 the balances were $857,740 and $2,579,937 respectively.

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

NOTE 12- SEGMENT REPORTING

Under SFAS 131, the Company has two reportable segments: Ningbo Binbin Stationery Co., Ltd (“Stationery”) and Ningbo Binbin Style Commodity Co., Ltd (“Style”). Following is a summary of segment information for the year ended June 30, 2009 and 2008:

Six months period ended June 30, 2009

	Stationery	Style	Total
Revenue	$5,241,121	$25,601	$5,266,722
Operating income (loss)	$(230,714)	$(104,621)	$(335,334)
Net Income (Loss)	$(587,235)	$(104,665)	$(691,900)
Total Assets	$22,672,090	$3,149,637	$25,821,727
Capital Expenditure	$26,813	$0	$26,813
Depreciation and amortization	$226,021	$56,784	$282,805
Interest expense	$498,119	$0	$498,119

 Six months period ended June 30, 2008

	Stationery	Style	Total
Revenue	$8,516,484	$182,455	$8,698,939
Operating income (loss)	$(242,968)	$(127,406)	$(370,374)
Net Income (Loss)	$(666,844)	$(94,618)	$(761,462)
Total Assets	$24,824,964	$3,604,804	$28,429,767
Capital Expenditure	$145,749	$0	$145,749
Depreciation and amortization	$243,960	$59,526	$303,486
Interest expense	$618,747	$(34,327)	$584,420

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

The Company incurred a loss in the three months period ended June 30, 2009. Therefore, Company was not required to allocate the “statutory surplus reserve”

NOTE 14- INCOME TAXES

Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognizes for the unexpected future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect in the China for the periods in which the differences are expected to reverse. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets and liabilities, respectively, will be realized. Therefore, there are no deferred tax assets or liabilities for the year ended June 30, 2009.

Since the Company’s Chinese subsidiaries (“Binbin” and NBSC”) are Sino-joint venture enterprises, under the Chinese tax regulation, they are exempt from corporate income tax. Accordingly, the Company has not accrued income tax for these subsidiaries for the three months period ended June 30, 2009.

NOTE 15- EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no common stock equivalents available in the computation of earnings (loss) per share at June 30, 2009.
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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. As of June 30, 2009, substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC of which the Company’s management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on account receivable.

There were two vendors who accounted for more than 5% of the Company’s total raw material purchases during the six months period ended June 30, 2009. Account payable from these vendors was $1,645,720 that amount represented 11% of the total account payable as of June 30,2009.

The Company had three major customers who accounted for more than 5% of the total sales for the six months period ended June 30, 2009.  Accounts receivable from these customers was $1,086,811that amount represented 20% of the total account receivable as of June 30, 2009.

The Company’s sales are heavily dependent on exports sales to North America and Asia for the six months period ended June 30, 2009.

NOTE 17- CONTINGENCIES

As of June 30, 2009, Ninbo Binbin Stationery Co., Ltd (“Binbin”) is contingently liable as a guarantor with respect to approximately $ 1,551,840 of indebtedness of non-related entities. The term of the guarantees is through August 31, 2009. At any time through that day, should any one of the entities default on its debt payments, Binbin will be obligated to perform under that guarantee by making the required payments. The maximum potential amount of future payments that Binbin is required to make under the guarantee was $1,551,840 as of June 30, 2009.

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

Results of Operations- For the six months ended June 30, 2009 compared to the six months ended June 30, 2008

Revenues

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

This double impact of the falling value of the Dollar is the primary explanation for our poor results in the first half of 2009. The reduced competitive position of our products caused us to realize only $5,266,722 in net sales during the six months ended June 30, 2009, a reduction of $3,432,217 or 39% reduction from the level of sales that we realized for the same period of a year earlier. And even on those reduced sales, we realized $376,471 in gross profit for the six months ended June 30, 2009, compared to $515,716 for the same period of 2008.

Cost of Goods Sold

Cost of goods sold, which consists of labor, overhead and product cost, was $4,890,251 for the six months ended June 30, 2009, representing an decrease of $3,292,972 or 40% as compared to $8,183,223 for the six months ended June 30, 2008. The contracted cost of goods sold was primarily in compliance with the decrease in our sales volume. The price of several of our key raw materials increased. In particular, the world market for non-ferrous metals, such as zinc, copper and nickel, became substantially inflated. This increased the manufacturing cost of many of our products.

Gross Profit

We had a gross profit of $276,471 and a gross margin of 7% for the six months ended June 30, 2009, as compared to gross profit of $515,716 and gross margin of 6% for the same period of 2008. As noted, our gross margin basically remains largely unchanged, given the fact that our sales during the corresponding period of 2009 fell by $3,432,217 as compared to the same period of the year earlier. Our gross margin level reflects the effect of the falling value of the Dollar over the past several years.

Selling, General and Administrative Expenses

The dramatic decline in our sales revenue did have the effect of reducing our selling, general and administrative expenses for the first half of year 2009 by 20%, as compared to that of the first half of 2008. Our overall SG&A expenses for the six months ended June 30, 2009 were $711,805, representing a decline of $174,285 for the same period of last year. The primary reason for the reduction is the fact that the ratio of our sales expenses to our net sales remained relatively static reflecting our efforts to increase the efficiency of our marketing operations.

Net Income

Although the current worldwide recession has alleviated some of the stress on our margins, the decline over the past several years has been so severe that we do not expect it to be reversed in the near future. Therefore we do not expect to reverse the decline in our profit margins until our long-term program of replacing low margin goods with higher margin products is fully implemented.For all the above reasons, we incurred a net loss of $691,900 for the six months ended June 30, 2009, an decrease of $69,561 or 9% from the net loss of $761,462 for the same period of 2008,

Our business operates in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income. The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the first six months of 2009 the unrealized gain on foreign currency translations added $37,014 to our accumulated other comprehensive income.

Results of Operations- For the three months ended June 30, 2009 compared to the three months ended June 30, 2008

Revenues

During the three months ended June 30, 2009, we generated net sales of $3,392,429, as compared to net sales of $5,559,770 during the three months ended June 30, 2008, representing a decrease of $2,167,341 or 39%. For the reason described above, the impact of the falling value of the Dollar is the primary explanation for our poor results in the quarter ended June 30, 2009.

Cost of Goods Sold

Cost of goods sold, which consists of labor, overhead and product cost, was $3,098,615 for the quarter ended June 30, 2009, representing a decrease of $2,106,531 or 40% as compared to that for the quarter ended June 30, 2008. This decrease in cost of goods sold was primarily in compliance with the change in our sales volume.

Gross Profit

As noted, our gross margin basically remains largely unchanged, given the fact that our second quarter sales fell about $2.1 million as compared to the same period of the year earlier. Our gross margin, 6% in the second quarter of 2009 was already low, reflecting the effect of the falling value of the Dollar over the past several years. While the Dollar performed continually weak in recent months, the almost unchanged gross margin for the second quarter of 2009 reflected the fact that the prices of several of our key raw materials have been volatile. In particular, the world markets for non-ferrous metals, such as zinc, copper and nickel, have become substantially inflated. This has affected the manufacturing cost of many of our products.

Selling, General and Administrative Expenses

The dramatic decline in our sales revenue did have the effect of reducing our selling, general and administrative expenses for the three month period by 17%, from $451,067 in the three months ended June 30, 2008 to $372,214 in the three months endedJune 30, 2009. The primary reason for the reduction is the fact that the ratio of our sales expenses to our net sales remained relatively static reflecting our efforts to increase the efficiency of our marketing operations.

Over the past twelve months, we reduced our short term bank loans from $16,767,000 at June 30, 2008 to $14,932,300 at June 30, 2009. At the same time, our effective interest rate fell also, so that our interest expense for the second quarter of 2009 was $221,699, compared to $320,256 for the second quarter of 2008. We expect that our borrowing and the related interest expense will remain high until our revenues return to prior levels and provide us positive cash flow from operations.

Net Income

    For all the above reasons, we incurred a net loss of $229,550 for the three months ended June 30, 2009, an decrease by $12,177 or 6% from the net loss of $217,372 for the second quarter of 2008.

Liquidity and Capital Resources

On June 30, 2009 we had a working capital deficit of $7,497,082, having added $457,878 to our deficit since December 31, 2008. The primary reason for the increase in our deficit is the decline in our cash and cash equivalent account. During the six months ended June 30, 2009, our cash was reduced by $1,085,241 or 59.7% from $1,816,510 as of December 31, 2008. Reducing account payables by $424,169 contributed to the reduction in  our cash level as of June 30, 2009.  At the same time, our accounts receivable was reduced by 27.2% to $3,012,587, as a result of the decline of our sales, compared to $4,139,081 as of December 31, 2008.

Our liquidity is affected by certain financing arrangements that we have made, involving certain suppliers of our raw materials and other companies with which we have mutual assistance relationships.  These relationships manifest themselves in two ways, both of which are common practice in the Chinese business environment.  First, we have on our balance sheet “advances to suppliers” totaling $2,020,310 representing funds that we deposit with our suppliers in order to assure ourselves of on-time supplies of raw materials.

The second financing arrangement related to our business operations involves a series of guarantees, some mutual, some in exchange for business advantages. At June 30, 2009 Binbin was the guarantor of a total of 1,551,840 in debt of non-related entities. We made these guarantees for the same reason as supported our loans to suppliers. The debts we are guaranteeing are one-year loans without amortization, and our guarantees apply to principal payments only. The term of the guarantees is through August 31, 2009. China’s banks encourage this kind of cross-guarantee arrangement as a means of expanding the lending base of its customers. The situation does, however, increase the risk to our assets, as we face the possibility of being called upon to satisfy the debts we have guaranteed.  We believe, however, that the debts we have guaranteed are likely to be paid, and that the arrangements provide us more benefit than risk.

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

(b)Changes in internal controls.  During the fiscal quarter covered by this quarterly report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

CHINA STATIONERY AND OFFICE SUPPLY, INC.

Date: August 13, 2009.	By: /s/ Wei Chenghui
Wei Chenghui
Chief Executive Officer and Chief Financial Officer