Form 10-Q
period 2009-09-30
China Stationery & Office Supply, Inc.
filed 2009-11-13
CIK 1138724

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of Common Stock of the Registrant, par value $.0001 per share, outstanding at November 11, 2009 was 11,987,427.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA STATIONERY & OFFICE SUPPLY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	September 30	December 31
Assets	2009	2008
Current Assets:
Cash and Cash Equivalent	$712,405	$1,816,510
Accounts Receivable-net	2,443,232	4,139,081
Inventory	5,433,020	4,419,776
Advance to Suppliers	2,031,382	1,974,793
Other Receivable	717,218	751,450
Prepaid expense	591,201	820,161
Total Current Assets	11,928,459	13,921,770

Long-term Investment
Property, Plant & Equipment, net	7,515,132	7,904,126
Intangible Asset, net	1,335,541	1,352,441
Other Assets	9,770	10,056

Total Assets	$20,788,902	$23,188,394
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$3,441,735	$3,765,774
Notes payable	307,650	629,954
Short-term Bank Loans	15,236,104	15,968,609
Advanced from Customers	573,972	596,567
Total Current Liabilities	19,559,462	20,960,904

Long-Term Liabilities:	-	-
Total Liabilities	19,835,972	20,960,904

Minority Interest in Consolidated Subsidiary	173,182	289,294

Stockholders' Equity:
Common Stock, stated value $.0001, 50,000,000 authorized
11,987,427 shares issued and outstanding	11,987	11,987
Additional Paid in Capital	1,198,013	1,198,013
Retained Earnings	(2,187,907)	(1,268,730)
Statutory Reserve	590,380	590,380
Accumulated Other Comprehensive Income	1,443,785	1,406,546
Total Stockholders' Equity	1,056,258	1,938,196

Total Liabilities and Stockholders' Equity	$20,788,902	$23,188,394
The accompanying notes are an integral part of financial statements

CHINA STATIONERY & OFFICE SUPPLY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009

	For Three Months Ended		For Nine Months Ended
	Sept. 30		Sept. 30
	2009	2008	2009	2008
Net Sales	$2,750,002	$4,983,388	$8,017,188	$13,943,144

Cost of Goods Sold	2,462,845	4,649,209	7,353,520	13,077,787

Gross Profit	287,157	334,179	663,668	865,358

Operating Expenses:
Selling,General and Administrative Expenses	330,854	424,270	1,042,710	1,331,244

Total Operating Expenses	330,854	424,270	1,042,710	1,331,244

Income (loss) from Operations	(43,697)	(90,091)	(379,042)	(465,886)

Other Income /(Expenses):
Interest Expense	(215,821)	(216,069)	(713,971)	(818,012)
Government Subsidy Income	1,756	24,157	56,202	38,858
Non-operation Income (Expense)	1,752	16,431	1,521	200,859
Total Other Income (Expenses)	(212,313)	(175,481)	(656,248)	(578,295)

Income (Loss) from Continuing Operations	(256,010)	(265,572)	(1,035,289)	(1,044,181)
Minority Interest	(28,764)		(116,112)
Provision For State Income Taxes	-	-	-	-

Net Income	(227,246)	(265,572)	(919,177)	(1,044,181)
Other Comprehensive Item:
Gain on Foreign Currency Translation	225	197,127	37,239	368,005

Net Comprehensive Income	$(227,021)	$(68,444)	$(881,938)	$(676,176)

Earnings per Common Share-basic and Diluted	(0.02)	(0.01)	(0.07)	(0.06)
Weighted Average Common shares-Basic and Diluted	11,987,427	11,987,427	11,987,427	11,987,427
The accompanying notes are an integral party of financial statements

CHINA STATIONERY & SUPPLY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
	Nine Months ended Sept. 30,
Cash Flows From Operating Activities:	2009	2008

Net income (Loss)	$(919,177)	$(1,044,181)
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interest	(116,112)	-
Depreciation and amortization	421,659	434,466
Loss on disposal of fixed assets		-
Changes in assets and liabilities:
Accounts receivable, net	1,695,850	(2,212,925)
Inventories	(1,013,244)	(368,055)
Advances to vendors	(56,589)	58,965
Employee travel advances	-	(56,966)
Other receivables, net	34,231	1,651,397
Prepaid expenses	228,959	114,474
Accounts payable	(324,039)	(1,412,467)
Advances from customers	(22,595)	(1,506,056)
Accrued expenses, taxes and sundry current liabilities	12,913	(765,726)
Total Adjustments	861,033	(4,062,924)
Net Cash (Used in) Provided by Operating Activities	(58,144)	(5,107,105)

Cash Flows From Investing Activities
Long-term Investment
Acquisition of property and equipment	(28,393)	(529,924)
(Loans to) borrow from other company	-	68,400
Net Cash Used In Investing Activities	(28,393)	(461,524)

Cash Flows From Financing Activities
Proceeds from and (repayments) to bank loans, net	(732,505)	4,605,512
Proceeds (repayment) of notes payable	(322,302)	(3,668,612)
Net Cash Provided by (Used) in Financing Activities	(1,054,807)	936,900
Effect of foreign currency translation gain (loss)	37,239	368,005

Net Increase in Cash And Cash Equivalents	(1,104,105)	(4,263,724)
Cash and cash equivalents at the Beginning of the Years	1,816,510	5,526,373

Cash and cash equivalents at the End of the Years	$712,405	$1,262,649

Supplemental Disclosures of Cash Flow Information:

Cash Paid During The Years for:
Interest Paid	713,971	818,012
Income Taxes Paid	-	-
The accompanying notes are an integral part of financial statements

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
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

On January 8, 2006, a Delaware corporation named “China Stationery and Office Supply, Inc. (the “Intermediate Subsidiary”) acquired 90% of the registered capital of Binbin.   At the date of the acquisition of Binbin, by the Intermediate Subsidiary, both Binbin and the Intermediate Subsidiary were under control.  For that reason the transfer of 90% of the stock of Binbin to the Intermediate Subsidiary did not meet the definition of a business combination defined by ASC 805, “Business Combinations, as amended”.  For transfers of assets under common control, the Company follows the provisions of Appendix D of ASC 805.  In accordance with Appendix D of ASC 805, the receiving entity for transfers of net assets and exchanges of shares between entities under common control should report results of operations for the period in which the transfer occurs as though the transfer of net assets or exchange of equity interest has occurred at the beginning of the period.

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The consolidated interim financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

Long-lived assets

The Company accounts for long-lived assets in accordance with ASC 380 “Property, Plant and Equipment”, which became effective January 1, 2002. Under ASC 380, the Company reviews long-term assets for impairment whenever events or circumstances indicate that the carrying amount of those assets may not be recoverable. The Company has not incurred any losses in connection with the adoption of this statement.

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

Accounting for income taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification 740 which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statements carrying amounts of existing assets and liabilities and their respective tax basis, In addition, ASC 740 requires recognition of future tax benefits, such as carry forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

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

Statement of cash flows

In accordance with Accounting Standards Codification 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

New accounting pronouncements

In June 2009, the FASB issued ASC 105, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles ?C a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification TM (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. ASC 805 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of ASC 805 is not expected to have a material impact on the Company’s results of operations or financial position.

In June 2009, the FASB issued ASC 810, Amendments to FASB Interpretation No. 46(R) , which improves financial reporting by enterprises involved with variable interest entities. ASC 810 addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in ASC 860 and (2) concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. ASC 810 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Adoption of ASC 810 is not expected to have a material impact on the Company’s results of operations or financial position.

In May 2009, the FASB issued ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet.

New accounting pronouncements

date but before financial statements are issued or are available to be issued. An entity should apply the requirements of ASC 855 to interim or annual financial periods ending after June 15, 2009. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued ASC 270, “Interim Disclosures about Fair Value of Financial Instruments,” which requires quarterly disclosures of the fair value of all financial instruments that are not reflected at fair value in the financial statements, as well as additional disclosures about the method(s) and significant assumptions used to estimate the fair value. Prior to the issuance of this FSP, such disclosures, including quantitative and qualitative information about fair value estimates, were only required on an annual basis. ASC 270 is effective for interim reporting periods ending after June 15, 2009. The adoption of ASC 270 did not have a material effect on the Company’s disclosures.

NOTE 3- ACCOUNTS RECEIVABLE

Accounts receivable are uncollateralized, non-interest bearing customer obligations typically due under terms requiring payment within 90-120 days from the invoice date.  However, the Company does extend certain customers credit terms up to 12 months.  Accounts receivable are stated at the amount billed to the customer.  Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the oldest unpaid invoices.  As of  September 30, 2009 and December 31, 2008, the balance of the net account receivable is $2,443,232 and $4,139,081, respectively.

NOTE 4- INVENTORIES

As of September 30, 2009 and December 31, 2008, inventories comprised as follows:

	30-Sep-09	31-Dec-08
Raw materials	$1,143,759	$867,710
Work in process	2,460,933	1,985,532
Finished goods	1,723,701	1,462,192
Packaging supplies	104,627	104,342

Total	$5,433,020	$4,419,776

NOTE 5- ADVANCES TO SUPPLIES

As a normal practice of doing business in China, the Company is frequently required to make advance payments to suppliers for raw materials. Such advance payments are interest free. The balances of advances to suppliers is $2,031,382 and $1,974,793 as of September 30, 2009 and December 31, 2008, respectively.

NOTE 6- PROPERTY AND EQUIPMENT

A summary of property and equipment at September 30, 2009 and December 31, 2008 was comprised of the following items:

	30-Sep-09	31-Dec-08
Building	$6,461,950	$6,438,908
Manufacturing equipment	3,143,546	3,139,790
Office equipment and furniture	611,331	609,795
Vehicles	989,438	989,438
Total Fixed Assets	11,206,266	11,177,931
Less :Accumulated depreciation	(3,691,134)	(3,273,805)
Total Net Fixed Assets	$7,515,132	$7,904,126

Depreciation expense for nine months period ended September 30, 2009 was $404,415.

NOTE 7- INTANGIBLE ASSETS

The company’s office and manufacturing site is located in Qiaotouhu Street Scene, Ninghai Zhejiang China. The Company leases the land from the local government of PRC with the term from November 2001 to November 2051. The fair value amount of acquisition of the right to use land was recorded as an intangible asset and is being amortized over the lease term 50 years.

A summary of intangible assets at September 30, 2009 and December 31, 2008 comprised of the following:

	30-Sep-09	31-Dec-08
Land Use Right	$1,658,284	$1,716,358

Less: Accumulated Amortization	(322,743)	(363,917)
Net Land Use Right	$1,335,541	$1,352,441

Amortization expenses for the nine months period ended September 30, 2009 was $17,244.

NOTE 8- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of September 30, 2009 and December 31, 2008. Accounts payable and accrued expenses were comprised of the following items:

	30-Sep-09	31-Dec-08
Accounts payable	2,612,150	2,988,946
Accrued payroll and related liabilities	363,439	369,163
Accrued VAT payable	(54,002)	40,286
Miscellaneous accrued expense.	520,148	367,378
Total Amount	$3,441,735	$3,765,774

NOTE 9- SHORT-TERM BANK LOANS

The company borrowed funds from several financial institutions for its working capital. These borrowings are short term in nature and are secured by the Company’s real estate and bear interest ranging from 5.58% to 7.81% in 2009. The amount of the loan as of September 30, 2009 and December 31, 2008 is $15,236,104 and $15,968,609, respectively.

 NOTE 10- ADVANCES FROM CUSTOMERS

Advances from customers are non-interest bearing and unsecured. As of September 30, 2009 and December 31, 2008 the balances were $573,972 and $596,567, respectively.

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

NOTE 12- SEGMENT REPORTING

Under ASC 280, the Company has two reportable segments: Ningbo Binbin Stationery Co., Ltd (“Stationery”) and Ningbo Binbin Style Commodity Co., Ltd (“Style”). Following is a summary of segment information for the year ended September 30, 2009 and 2008:

Nine months period ended September 30, 2009

	Stationery	Style	Total
Revenue	$7,968,513	$0	$7,968,513
Operating income (loss)	(239,261)	(139,780)	(379,042)
Net Income (Loss)	(805,928)	(113,249)	(919,177)
Total Assets	22,142,656	3,163,049	25,305,705
Capital Expenditure	28,393	-	28,393
Depreciation and amortization	336,444	85,215	421,659
Interest expense	713,979	(8)	713,971

Nine months period ended September 30, 2008

	Stationery	Style	Total
Revenue	$13,755,219	$187,926	$13,943,144
Operating income (loss)	(270,195)	(195,691)	(465,886)
Net Income (Loss)	(882,279)	(161,902)	(1,044,181)
Total Assets	21,594,453	3,584,338	25,178,791
Capital Expenditure	529,924	-	529,924
Depreciation and amortization	319,200	85,215	404,415
Interest expense	853,386	(35,374)	818,012

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

 Allocation of 5-10% of income after tax, as determined under China’s  accounting rules and regulations, to the Company’s “statutory common welfare fund”, which is established for the purpose of providing employee facilities and other collective benefits to the Company’s employees; andAllocations to the discretionary surplus reserve should be approved in the shareholders’ general meeting.

The Company incurred a loss in the nine months period ended September 30, 2009 and 2008. Therefore, Company was not required to allocate the “statutory surplus reserve”

NOTE 14- INCOME TAXES

Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the unexpected future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect in the China for the periods in which the differences are expected to reverse. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets and liabilities, respectively, will be realized. Therefore, there are no deferred tax assets or liabilities for the nine months periods  ended September 30, 2009 and 2008.

Since the Company’s Chinese subsidiaries (“Binbin” and NBSC”) are Sino-joint venture enterprises, under the Chinese tax regulation, they are exempt from corporate income tax. Accordingly, the Company has not accrued income tax for these subsidiaries for the nine months periods ended September 30, 2009 and 2008.

NOTE 15- EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no common stock equivalents available in the computation of earnings (loss) per share at September 30, 2009 and 2008.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. As of September 30, 2009, substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC of which the Company’s management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on account receivable.

There were no vendors who accounted for more than 5% of the Company’s total raw material purchases during the nine months period ended September 30, 2009.

The Company had five major customers who accounted for more than 5% of the total sales for the nine months period ended September 30, 2009.  Accounts receivable from these customers was $468,249. That amount represented 19% of the total account receivable as of September 30, 2009.

The Company’s sales are heavily dependent on exports sales to North America and Asia for the nine months period ended September 30, 2009.

NOTE 17- CONTINGENCIES

As of September 30, 2009, Ninbo Binbin Stationery Co., Ltd (“Binbin”) is contingently liable as a guarantor with respect to approximately $1,098,758 of indebtedness of non-related entities. The term of the guarantees is through August 31, 2009. At any time through that day, should any one of the entities default on its debt payments, Binbin will be obligated to perform under that guarantee by making the required payments. The maximum potential amount of future payments that Binbin is required to make under the guarantee was $1,098,758 as of September 30, 2009.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

               This Quarterly Report on Form 10-Q contains "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain information relating to the Company that is based on the beliefs of the Company’s management as well as assumptions made by and information currently available to the Company’s management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect” and “intend” and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

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

Results of Operations- For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

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

This double impact of the falling value of the Dollar is the primary explanation for our poor results during the 2009 fiscal year so far. The reduced competitive position of our products caused us to realize only $8,017,188 in net sales during the nine months ended September 30, 2009, a reduction of $5,925,956 or 43% reduction from the level of sales that we realized for the same period of a year earlier. And even on those reduced sales, we realized $663,668 in gross profit for the nine months ended September 30, 2009, compared to $865,358 for the same period of 2008.

Cost of Goods Sold

Cost of goods sold, which consists of labor, overhead and product cost, was $7,353,520 for the nine months ended September 30, 2009, representing an decrease of $5,724,267 or 44% as compared to $13,077,787 for the nine months ended September 30, 2008. The reduction in cost of goods sold was generally in proportion with the decrease in our sales volume. In addition, the price of several of our key raw materials increased. In particular, the world market for non-ferrous metals, such as zinc, copper and nickel, became substantially inflated. This increased the manufacturing cost of many of our products.

Gross Profit

We had a gross profit of $663,668 and a gross margin of 8% for the nine months ended September 30, 2009, as compared to gross profit of $865,358 and gross margin of 6% for the same period of 2008. As noted, our gross margin basically remains largely unchanged, given the fact that our sales during the corresponding period of 2009 fell by $5,925,956 as compared to the same period of the year earlier. Our gross margin level reflects the effect of the falling value of the Dollar over the past period.

Selling, General and Administrative Expenses

The dramatic decline in our sales revenue did have the effect of reducing our selling, general and administrative expenses for the nine months ended September 30, 2009 by 22%, as compared to that of the same period of 2008. Our overall SG&A expenses for the nine months ended September 30, 2009 were $1,042,710, representing a decline of $288,534 for the same period of last year. The primary reason for the reduction is the fact that the ratio of our sales expenses to our net sales remained relatively static.

Net Income

Although the current worldwide recession has alleviated some of the stress on our margins, the decline over the past several years has been so severe that we do not expect it to be reversed in the near future. Therefore we do not expect to reverse the decline in our profit margins until our long-term program of replacing low margin goods with higher margin products is fully implemented.For all the above reasons, we incurred a net loss of $919,177 for the nine months ended September 30, 2009, an decrease of $125,004 or 12% from the net loss of $1,044,181 for the same period of 2008,

Our business operates in Chinese Renminbi, but we report our results in our SEC filings in U.S. Dollars. The conversion of our accounts from RMB to Dollars results in translation adjustments, which are reported as a middle step between net income and comprehensive income. The net income is added to the retained earnings on our balance sheet; while the translation adjustment is added to a line item on our balance sheet labeled “other comprehensive income,” since it is more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the nine months ended September 30, 2009 the gain on foreign currency translations added $37,239 to our net comprehensive income.

Results of Operations- For the three months ended September 30, 2009 compared to the three months ended September 30, 2008

Revenues

During the three months ended September 30, 2009, we generated net sales of $2,750,002, as compared to net sales of $4,983,388 during the three months ended September 30, 2008, representing a decrease of $2,233,386 or 45%. For the reason described above, the impact of the falling value of the Dollar is the primary explanation for our poor results in the quarter ended September 30, 2009.

Cost of Goods Sold

Cost of goods sold, which consists of labor, overhead and product cost, was $2,462,845 for the quarter ended September 30, 2009, representing a decrease of $2,186,364 or 47% as compared to that for the quarter ended September 30, 2008. This decrease in cost of goods sold was primarily in proportion with the change in our sales volume.

Gross Profit

Given the fact that our third quarter sales fell about $2.2 million as compared to the same period of the year earlier, our gross margin, 10% for the third quarter of the 2009 fiscal year was slightly higher than the gross margin of 6% for the same period of a year earlier, reflecting the falling price of raw material during the third quarter of 2009. However, the prices of several of our key raw materials have been volatile over the past year. in particular, the world markets for non-ferrous metals, such as zinc, copper and nickel, have become substantially inflated. This has affected the manufacturing cost of many of our products.

Selling, General and Administrative Expenses

The dramatic decline in our sales revenue did have the effect of reducing our selling, general and administrative expenses by 22%, from $424,270 for the three months ended September 30, 2008 to $330,854 for the three months ended September 30, 2009. The primary reason for the reduction is the fact that the ratio of our sales expenses to our net sales remained relatively static.

Net Income

    For all the above reasons, we incurred a net loss of $227,246 for the three months ended September 30, 2009, a decrease by $38,326 or 14% from the net loss of $265,572 for the third quarter of the 2008 fiscal year.

Liquidity and Capital Resources

As of September 30, 2009 we had a working capital deficit of $7,631,003. The primary reason for the increase in our deficit is the decline in our cash and cash equivalent account and accounts receviable. During the nine months ended September 30, 2009, our cash was reduced by $1,104,105 from $1,816,510 as of December 31, 2008. The primary reson for the reduction was our net loss. In addition, reducing the short term bank loans by $732,505 contributed to the reduction in  our cash level as of September 30, 2009.

Our liquidity is affected by certain financing arrangements that we have made, involving certain suppliers of our raw materials and other companies with which we have mutual assistance relationships.  These relationships manifest themselves in two ways, both of which are common practice in the Chinese business environment. First, we have on our balance sheet “advances to suppliers” totaling $2,031,382 representing funds that we deposit with our suppliers in order to assure ourselves of on-time supplies of raw materials.

The second financing arrangement related to our business operations involves a series of guarantees, some mutual, some in exchange for business advantages. The Company renews its guarantees every year. As of September 30, the term was renewed and extended to August 31, 2010. At any time through that day, should any one of the entities default on its debt payments, Binbin will be obligated to perform under that guarantee by making the required payments. The maximum potential amount of future payments that Binbin is required to make under the guarantee was $1,098,758 as of September 30, 2009.

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

CHINA STATIONERY AND OFFICE SUPPLY, INC.

Date: November 13, 2009	/s/ Wei Chenghui
Wei Chenghui
Chief Executive Officer and Chief Financial Officer