Form 10-K/A
China Stationery & Office Supply, Inc.
filed 2009-12-18
CIK 1138724

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

     (Mark one)

|X|           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

                or

|   |           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______________ to _____________

Commission file number: 0-49819

CHINA STATIONERY AND OFFICE SUPPLY, INC.
(Exact name of Registrant as Specified registrant in its Charter)

             Delaware_______________                                                                                     33-0931599
 (State or other jurisdiction of incorporation or organization)                                                                                                (IRS Employer Identification No.)

Qiaotouhu Industrial Park, Ninghai, Zhejiang Province, P.R. China, 315611
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  √_   No __

Indicate by check mark disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer Accelerated filer _ Non-accelerated filer Small reporting company X

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
                       DOCUMENTS INCORPORATED BY REFERENCE:  None

Amendment No. 1

This amendment is being filed in order to make the following changes to the text originally filed:

•	Expand the discussion of our Critical Accounting Policies and Estimates in Item 7: Management’s Discussion;
•	Correct errors in the reports of each of the independent registered public accounting firms;
•	Restate the Financial Statements, as described in Note 19 to the Financial Statements;
•	Revise Note 1 to the Financial Statements;
•	Revise Note 2 (“bad debt reserves”) to the Financial Statements;
•	Revise Note 3 to the Financial Statements;
•	Revise Note 16 to the Financial Statements; and
•	Add Note 19 to the Financial Statements.

In addition, pursuant to the Rules of the Securities and Exchange Commission, certain portions of this document have been re-formatted to comply with Regulation S-K, as Regulation S-B is no longer in effect.

Except as set forth above, the disclosures in this document have not been amended or updated.  For current information regarding the Company, please refer to the filings made by the Company during the fiscal year ending December 31, 2009.

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

ITEM 1A                      RISK FACTORS

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

Your ability to bring an action against us or against our directors, or to enforce a judgment against us or them, will be limited because we conduct all of our operations in China and because all  of our management resides outside of the United States .

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

ITEM 3.                      LEGAL PROCEEDINGS

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our shareholders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND REGISTRANT PURCHASES OF EQUITY SECURITIES.

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

ITEM 6.                                     SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS.

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

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for 2007, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  These estimates were:

•
Our decision, described in Note 3 to the Consolidated Financial Statements, to increase our allowance for doubtful accounts from $10,975 to $1,128,713.  This decision was based on our policy of reducint the carrying amount of accounts receivable by a valuation allowance that reflects the Company's best estimate of the amounts that may not be collected. This estimate is based on reviews of all balances in excess of payment terms, typically 90-120 days; however, the Company extends credit terms up to 12 month for certain customers.  Based on this review which includes customer credit worthiness and history, general economic conditions and changes in customer payment patterns, the Company estimates the portion, if any, of the balance that will not be collected.

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

ITEM 7A                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                        Not Applicable.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements, together with notes and the Independent Auditors’ Report, are set forth immediately following Item 15 of this Form 10-KSB.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH   ACCOUNTANTS ONACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.                      CONTROLS AND PROCEDURES.

 (a)           Evaluation of disclosure controls and procedures.

The term ?癲isclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer has concluded that, as of the Evaluation Date, such controls and procedures were effective.

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

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders.......	0		0
Equity compensation plans not approved by security holders......	0		0
Total..............	0		0

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

ITEM 15.                      EXHIBITS

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Stationery and Office Supply, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of China Stationery and Office Supply, Inc. and Subsidiaries as of December 31, 2007 and the related statements of income, stockholders’ equity, and cash flows for the year ended. These consolidated financial statements are the responsibility of China Stationery and Office Supply, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. Another firm audited 2006’s financial statements, and issued an unqualified opinion dated March 23, 2007.

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

/s/ P.C.LIU, CPA, P.C.

P.C.LIU, CPA, P.C.
Flushing, NY
March 27, 2008 (except for Notes 1, 2, 3 and 19, which are as of October 9, 2009)

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

/s/ Patrizio & Zhao, LLC

Parsippany, New Jersey
March 23, 2007

CHINA STATIONERY AND OFFICE SUPPLY, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS
	2007	2006
	(As Restated)	(As Restated)
Current Assets:
Cash and Cash Equivalent	$5,526,373	$1,675,982
Accounts Receivable-net	2,691,125	5,149,005
Inventory	5,010,751	6,164,874
Advance to Suppliers	2,174,885	3,615,824
Other Receivable	2,438,502	276,124
Employee Travel Advances	27,257	186,793
Prepaid expense	998,349	576,563
Total Current Assets	18,867,242	17,645,165

Long-term Investment	68,400	-
Property, Plant & Equipment, net	7,799,530	7,410,514
Intangible Asset, net	1,295,986	1,060,106
Other Assets	20,073	50,946

Total Assets	$28,051,231	$26,166,731

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$5,079,288	$4,991,122
Notes payable	4,391,312	804,583
Short-term Bank Loans	12,038,488	13,845,600
Advanced from Customers	2,143,862	992,965
Total Current Liabilities	23,652,950	20,634,270

Long-Term Liabilities:	-	-
Total Liabilities	23,652,950	20,634,270

Minority Interest in Consolidated Subsidiary	451,823	513,460

Stockholders' Equity:
Preferred Stock- $.001 par value, 2,000,000 shares authorized and
500,000 shares issued and outstanding	0	0
Common Stock, stated value $.001, 50,000,000 authorized
11,987,427 shares issued and outstanding	11,987	11,987
Additional Paid in Capital	1,198,013	1,198,013
Retained Earnings	882,225	2,669,739
Statutory Reserve	590,380	590,380
Accumulated Other Comprehensive Income	1,263,853	548,882
Total Stockholders' Equity	3,946,458	5,019,001

Total Liabilities and Stockholders' Equity	$28,051,231	$26,166,731
The accompanying notes are an integral part of these financial statements

CHINA STATIONERY AND OFFICE SUPPLY, INC.
CONSOLIDATED STATEMENTS OF INCOME
	2007	2006

Net Sales	$35,596,825	$27,719,814
Cost of Goods Sold	32,285,857	24,710,250
Gross Profit	3,310,968	3,009,564

Operating Expenses:
Sales Expenses	1,408,738	1,189,659
General and Administrative Expenses	3,039,104	1,185,475
Total Operating Expenses	4,447,842	2,375,134

Income from Operations	(1,136,874)	634,430

Other( Income) /Expenses:
Interest Expense	$748,041	$472,272
Government Subsidy Income	(104,435)	(296,084)
Non-operation (Income)Expense	68,670	54,422
Total Other (Income)/Expenses	712,277	230,610

Income (Loss) from Continuing Operations	(1,849,151)	403,820
Minority Interest	61,637	(18,508)
Provision For State Income Taxes	0	0

Net Loss	(1,787,514)	385,312
Other Comprehensive Item:
Unrealized Gain on Foreign Currency Translation	714,971	488,357

Net Comprehensive Income	$(1,072,543)	$873,669

Earnings per Common Share-basic and Diluted	(0.15)	0.03
Weighted Average Common shares-Basic and Diluted	11,987,427	11,987,427
The accompanying notes are an integral part of these financial statements

CHINA STATIONERY AND OFFICE SUPPLY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(AS RESTATED)
				Common Stock Stated		Additional			Accumulated Other	Total
	Contributed	Prefered Stock		Value $.001		Paid in	Statutory	Retained	Comprehensive	Stockholders'
	Capital	Shares	Amount	Shares	Amount	Capital	Reserve	Earnings	Income	Equity
Balance December 31, 2005	$1,210,000	-	$-	-	$-	$-	$551,849	$2,322,958	$60,525	$4,145,332

Effect of Merger and Recapitalization	(1,210,000)	500,000	500.00	16,729,015	16,729	1,192,771	-	-	-	-
Effect of 5:32 Reverse Stock Split				(14,116,588)	(14,117)	14,117	-	-	-	-
Conversion of Preferred Stock		(500,000)	(500.00)	9,375,000	9,375	(8,875)		-	-
Net Income	-	-	-	-	-	-	-	385,312	-	385,312
Allocation of Statutory Reserve	-	-	-	-	-	-	38,531	(38,531)	-	-
Other Comprehensive Income									488,357	488,357

Balance December 31, 2006	$-	-	$-	11,987,427	$11,987	$1,198,013	$590,380	$2,669,739	$548,882	$5,019,001

Net Loss	-	-	-	-	-	-	-	(1,787,514)	-	(1,787,514)
Allocation of Statutory Reserve										-
Other Comprehensive Income	-	-	-	-	-	-	-	-	714,971	714,971
									-	-
Balance- December 31, 2007	$-	-	$-	11,987,427	$11,987	$1,198,013	$590,380	$882,225	$1,263,853	$3,946,458
The accompanying notes are an integral part of these financial statements

CHINA STATIONERY AND OFFICE SUPPLY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Cash Flows From Operating Activities:	2007	2006

Net income (Loss)	$(1,799,712)	$385,312
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interest	61,637	18,508
Depreciation and amortization	857,657	502,961
Loss on disposal of fixed assets	9,295	6,597
Changes in assets and liabilities:
Accounts receivable, net	2,428,953	(2,821,031)
Inventories	1,154,123	(587,519)
Advances to vendors	1,440,939	(3,530,681)
Employee travel advances	159,536	(61,399)
Other receivables, net	(2,162,378)	81,046
Prepaid expenses	(686,889)	(219,853)
Accounts payable	(1,099,393)	1,481,842
Advances from customers	1,150,897	759,084
Accrued expenses, taxes and sundry current liabilities	1,197,865	(116,257)

Net Cash (Used in) Provided by Operating Activities	2,712,529	(4,101,390)

Cash Flows From Investing Activites
Long-term Investment	(68,400)	0
Acquisition of property and equipment	(609,226)	(1,073,185)

Net Cash Used In Investing Activities	(677,626)	(1,073,185)
Cash Flows From Financng Activites
Proceeds from and (repayments) to bank loans, net	(1,807,112)	5,630,505
Proceeds (repayment) of notes payable	3,586,729	(807,804)
Proceeds from capital contribution	500	860,043
Net Cash Provided by (Used) in Financing Activities	1,780,117	5,682,744
Effect of foreign currency translation gain (loss)	35,369	42,385

Net Increase in Cash And Cash Equivalents	3,850,389	550,554
Cash and cash equivalents at the Beginning of the Years	1,675,982	1,124,087

Cash and cash equivalents at the End of the Years	$5,526,373	$1,675,982

Supplemental Disclosures of Cash Flow Information:

Cash Paid During The Years for:
Interest Paid	756,676	608,278
Income Taxes Paid	-	-

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

In December 2007, the financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, "oncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No.51” (‘SFAS No.160”). SFAS No.160 requires that noncontrolling (or minority) interest in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in mezzanine section of the balance sheet between liabilities and equity. SFAS No. 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement, SFAS No. 160 also changes the manner in which the net income of the Subsidiary is ownership percentages and for deconsolidation. SFAS No. 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years.

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

The Company had one major customer who accounted for 14% of the total sales for the year ended December 31, 2007.  Accounts receivable from this customer at December 31, 2007 was $98,819.  The Company had one major customer who acconted for 12% of the total sales for the year ended December 31, 2006.   Accounts receivable from this customer at December 31, 2006 was $2,552,784.

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

NOTE 19.                      RESTATEMENT

We have restated the financial statements for the years ended December 31, 2007 and 2006 to correct certain errors in the application of accounting principles.  Specifically, we have restated the balance sheets as of December 31, 2007 and as of December 31, 2006 to include “Minority Interest in Consolidated Subsidiary” as a line item intermediate between Total Liabilities and Stockholders’ Equity.  This change was made to conform to generally accepted accounting principles.  We have also restated the balance sheet as of December 31, 2006 to eliminate Preferred Stock from the Stockholders’ Equity.  This change was made because the Preferred Stock was converted to common stock during 2006.

The effect of these restatements on the balance sheets as originally reported is demonstrated below:

	December 31, 2007
	As Reported	As Restated
Minority Interest in Consolidated Subsidiary	$451,823	$--
Additional Paid-in Capital	1,198,013	1,654,324
Retained Earnings	882,225	875,886
Statutory Reserve	590,380	592,231
Total Stockholders’ Equity	3,946,458	4,398,281
	December 31, 2006
	As Reported	As Reported
Minority Interest in Consolidated Subsidiary	$513,460	$--
Preferred Stock	--	500
Additional Paid-in Capital	1,198,013	1,653,824
Retained Earnings	2,669,739	2,725,037
Statutory Reserve	590,380	592,231
Total Stockholders’ Equity	5,019,001	5,532,461

We have also restated the Statement of Stockholders’ Equity for the years ended December 31, 2007 and 2006.  The Statement was restated because:

•	The Statement, as originally published, failed to record the conversion of Preferred Stock to common stock during 2006;

•	The Statement, as originally published, failed to record the 5:32 reverse stock split in 2006; and

•	The Statement, as originally published, misstated the number of shares of common stock issued in connection with the merger and recapitalization in 2006.

These errors have been corrected in the restated Statement of Stockholders’ Equity.

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

]