Form 10-Q/A
period 2010-01-22
China Stationery & Office Supply, Inc.
filed 2010-01-22
CIK 1138724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _______

COMMISSION FILE NUMBER: 0-49819
_______________

CHINA STATIONERY AND OFFICE SUPPLY INC.
(Exact Name of Registrant As Specified In Its Charter)

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

The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at May 19, 2008 was 11,987,427.

Amendment No. 1

This amendment is being filed in order to make the following changes to the text originally filed:

•	Restate the Financial Statements, as described in Note 19 to the Financial Statements;
•	Revise Note 1 to the Financial Statements;
•	Revise Note 2 (“bad debt reserves”) to the Financial Statements;
•	Revise Note 3 to the Financial Statements;
•	Modify the quantitative disclosure in Notes 5 and 6 to the Financial Statements; and
•	Add Note 19 to the Financial Statements.

Except as set forth above, the disclosures in this document have not been amended or updated.  For current information regarding the Company, please refer to the filings made by the Company during the fiscal year ending December 31, 2009.

PART I. FINANCIAL INFORMATION

CHINA STATIONERY AND OFFICE SUPPLY, INC.
CONSOLIDATED BALANCE SHEETS
FOR THE THREE MONTHS PERIOD ENDED MARCH 31,

ASSETS
	2008	2007
	(As Restated)	(As Restated)
Current Assets:
Cash and Cash Equivalent	$1,884,079	$5,526,373
Accounts Receivable-net	5,649,577	2,691,125
Inventory	5,668,146	5,010,751
Advance to Suppliers	5,041,204	2,174,885
Other Assets	588,222	2,438,502
Employee Travel Advances	-	27,257
Due from Employees	192,539	-
Prepaid expense	989,113	998,349
Total Current Assets	20,012,881	18,867,242

Long-term Investment	-	68,400
Property, Plant & Equipment, net	8,468,160	7,799,530
Intangible Asset, net	1,348,211	1,295,986
Other Assets	14,357	20,073

Total Assets	$29,843,609	$28,051,231

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$3,946,248	$5,079,288
Notes payable	1,768,240	4,391,312
Short-term Bank Loans	16,399,000	12,038,488
Advanced from Customers	3,775,748	2,143,862
Total Current Liabilities	25,889,236	23,652,950

Long-Term Liabilities:	-	-
Total Liabilities	25,889,236	23,652,950

Minority in Consolidated Subsidiary	418,309	451,823

Stockholders' Equity:
Preferred Stock- $.001 par value, 2,000,000 shares authorized and
500,000 shares issued and outstanding	-	500
Common Stock, stated value $.0001, 50,000,000 authorized
11,987,427 shares issued and outstanding	11,987	11,987
Additional Paid in Capital	1,198,013	1,198,013
Retained Earnings	328,858	882,225
Statutory Reserve	590,380	590,380
Accumulated Other Comprehensive Income	1,406,826	1,263,853
Total Stockholders' Equity	3,536,064	3,946,458

Total Liabilities and Stockholders' Equity	$29,843,609	$28,051,231
The accompanying notes are integral parts of the financial statements

CHINA STATIONERY AND OFFICE SUPPLY, INC.
CONSOLIDATED STATEMENT OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2008

	2008	2007
	(As Restated)
Net Sales	$3,190,241	$11,587,875
Cost of Goods Sold	3,024,964	10,264,390
Gross Profit	165,276	1,323,485

Operating Expenses:
Sales Expenses	156,714	602,042
General and Administrative Expenses	327,999	270,809
Total Operating Expenses	484,713	872,851

Income (loss) from Operations	(319,437)	450,634

Other Income /(Expenses):
Interest Expense	(265,134)	(276,627)
Government Subsidy Income
Non-operation (Income) Expense	(2,310)	(24,043)
Total other (Income)/Expneses	(267,444)	(300,670)

Income (Loss) from Continuing Operations	(586,881)	149,964
Minority Interest	33,514	-
Provision For State Income Taxes	-	-

Net Loss	(553,367)	149,964
Other Comprehensive Item:
Gain on Foreign Currency Translation	142,973	56,694

Net Comprehensive Income	$(410,394)	$206,658

Earnings per Common Share-basic and Diluted	(0.05)	0.03
Weighted Average Common shares-Basic and Diluted	11,987,427	11,987,427
The accompanying notes are integral parts of the financial statements

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

The accompanying notes are integral parts of the financial statements

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

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 4-INVENTORIES

A summary of the components of inventories at March 31, 2008 is as follows:

Raw materials	$1,221,782
Work in process	1,125,944
Packaging supplies	151,882
Finished goods	3,168,538
Total	$5,668,146

NOTE 5-ADVANCES TO SUPPLIES

As a normal practice of doing business in China, the Company is frequently required to make advance payments to suppliers for raw materials. Such advance payments are interest free. At March 31, 2008, the balance of advances to suppliers was $5,041,204.

NOTE 6- PROPERTY AND EQUIPMENT

A summary of property and equipment at March 31, 2008 is as follows:

Building	$6,203,810
Manufacturing Equipment	3,027,522
Office Furniture & Equipment	586,915
Vehicles	963,092
Construction in Progress	470,651
Subtotal	11,871,171
Less: Accumulated Depreciation	(2,783,830)
Total Property & Equipment	$8,468,160

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

NOTE 19. RESTATEMENT

We have restated the financial statements for the three month period ended March 31, 2008 to correct certain errors in the application of accounting principles.  Specifically, we have restated the balance sheets as of March 31, 2008 to include “Minority Interest in Consolidated Subsidiary” as a line item intermediate between Total Liabilities and Stockholders’ Equity.  This change was made to conform to generally accepted accounting principles.  We have also restated the balance sheets as of March 31, 2008 to reclassify several items that had originally been classified as “other receivables.”

The effect of these restatements on the balance sheets as originally reported is demonstrated below:

	March 31, 2008
	As Reported	As Restated
Accounts Receivable - net	$3,354,917	$5,649,577
Advance to Suppliers	2,160,920	5,041,204
Other Receivable/Other Assets	6,386,336	588,222
Due From Employees	--	192,639
Total Current Assets	20,443,513	20,012,881

Property, Plant & Equipment, net	8,087,341	8,468,160
Total Assets	29,893,423	29,843,609

Minority Interest in Consolidated Subsidiary	--	418,309
Additional Paid in Capital	1,654,324	1,198,013
Retained Earnings	338,819	328,858
Statutory Reserve	592,231	590,380
Total Stockholders’ Equity	4,004,187	3,536,064

Total Liabilities and Stockholders’ Equity	29,893,423	29,843,609

The reclassification of a portion of “Other receivables” resulted in recognition of additional general and administrative expenses.  Therefore we have also restated the Consolidated Statements of Income for the three months ended March 31, 2008. The effect of the restatement on the Consolidated Statements of Income is shown below:

	Three Months Ended
	March 31, 2008
	As Reported	As Reported
General and Administrative Expenses	$278,185	$327,999
Total Operating Expenses	434,900	484,713
Income/Loss from Operations	(269,624)	(319,437)
Net Loss	(503,554)	(553,367)
Net Comprehensive Income	(360,580)	(410,394)
Earnings per Common Share - basic and diluted	(0.04)	(0.05)

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

CHINA STATIONERY AND OFFICE SUPPLY, INC.

Date: May 19, 2008.	/s/ Wei Chenghui
Wei Chenghui
Chief Executive Officer and Chief Financial Officer