Form 10-Q/A
period 2010-01-22
China Stationery & Office Supply, Inc.
filed 2010-01-22
CIK 1138724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q /A
(Amendment No. 2)

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
Agent Contact Information
Agents Telephone number: 212-232-0120

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer Accelerated filer__Non-accelerated filer Small reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes o No x.

The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at August 14, 2008 was 11,987,427.

Amendment No. 2

This amendment is being filed in order to make the following changes to the text originally filed:

•	Inserts a new Note 1 to the Financial Statements;
•	Revise Note 2 to the Financial Statements;
•	Revise Note 3 to the Financial Statements;

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

The accompanying notes are an integral part of of this financial statements.

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

The accompanying notes are an integral part of of this financial statements.

CHINA STATIONERY & OFFICE SUPPLY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIOD ENDED JUNE 30,
(UNAUDITED)
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

The accompanying notes are an integral part of of this financial statements.

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

NOTE 2-ACCOUNTING POLICIES

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

The dramatic decline in our sales revenue did have the effect of reducing our selling, general and administrative expenses for the six month period by 42%, from $1,530,447 in the six months ended June 30, 2007 to $886,090 in the six months ended June 30, 2008.  Similarly, selling, general and administrative expense in the three months ended June 30, 2008 was 30% lower than in the three months ended June 30, 2007.  The primary reason for the reduction is the fact that the ratio of our sales expenses to our net sales remained relatively static reflecting our efforts to increase the efficiency of our marketing operations.  As revenues fell, therefore, our selling, general and administrative expenses also fell.   Offsetting the reduction in selling expenses, however, were two factors producing increases in general and administrative expense:

·	an increase in salaries to our staff necessitated by the overall rise in wages in China in recent years; and
·	an increase in depreciation, due to the expansion of our manufacturing facilities since last year.

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