Form 10-Q/A
period 2010-01-22
China Stationery & Office Supply, Inc.
filed 2010-01-22
CIK 1138724

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

The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at November 19, 2008 was 11,987,427.

Amendment No. 1
This amendment is being filed in order to make the following changes to the text originally filed:

•	Inserts a new Note 1 to the Financial Statements;
•	Revise Note 2 to the Financial Statements;
•	Revise Note 3 to the Financial Statements;
•	Modify Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources to disclose the Company’s plan for funding its operations.

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

NOTE 8- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses were comprised of the following items as of September 30, 2008 and December 31, 2007

	30-Sept-08	31-Dec-07
Accounts payable	$2,783,853	$4,196,320
Accrued payroll and related liabilities	437,895	354,149
Accrued VAT payable	-35,770	16,734
Miscellaneous accrued expense	266,203	512,084
	$3,452,180	$5,079,287

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

NOTE 11- SEGMENT REPORTING

Under SFAS 131, the Company has two reportable segments: Ningbo Binbin Stationery Co., Ltd (“Stationery”) and Ningbo Binbin Style Commodity Co., Ltd (“Style”). Following is a summary of segment information for the nine months period ended September 30, 2008 and 2007:

Period ended September 30, 2008

	Stationery	Style	Total
Revenue	$13,755,219	$187,926	$13,943,144
Operating income (loss)	(270,195)	(195,691)	(465,886)
Net Income (Loss)	(882,279)	(161,902)	(1,044,181)
Total Assets	21,594,453	3,584,338	25,178,791
Capital Expenditure	529,924	0	529,924
Depreciation and amortization	317,998	119,246	437,244
Interest expense	853,386	(35,374)	818,012

Period ended September 30, 2007
	Stationery	Style	Other	Total
Revenue	$25,896,002	$1,851,376	-	$27,747,378
Operating income (loss)	711,228	(158,374)	(16,500)	536,354
Net Income (Loss)	160,399	(158,534)	(16,500)	(14,635)
Total Assets	15,619,905	6,307,270	1,971	21,929,146
Capital Expenditure	510,970	3,002	-	513,972
Depreciation and amortization	328,335	118,424	-	446,759
Interest expense	559,036	-	-	559,036

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

•
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

•
  Collection of Accounts Receivable.  Our accounts receivable increased by $2.2 million in the first nine months of 2008.  We will make a concerted effort to collect our receivables as a source of funds for our operations.

•
  Increases in Accounts Payable and Notes Payable.  During the first nine months of 2008 we reduced our accounts payable by $1.4 million and satisfied $3.6 million of notes payable.  These reductions improved our credit with our vendors and private lenders.  As needed, we can draw on that credit to fund operations.

•
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

•
  Possibility of Reduced Bank Credit.  We have no binding commitment from our creditor banks to continue our loans.  If the banks become unwilling to continue to afford us credit, it would be impossible for us to continue our operations.

•
  Possibility of Elimination of Cross-Guarantees.  Our bank loans are supported by guarantees provided by business associates, whose debts we cross-guarantee.  If one or more of these business associates became unwilling or unable to guarantee our loans, the banks could reduce or eliminate our credit, which could render us unable to continue operations.

•	Possibility of Poor Operating Results. If the effect of the global recession were to reduce our sales revenue significantly, we could find ourselves lacking sufficient cash flow to sustain operations.

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