Form 10-K
period 2009-12-31
China Stationery & Office Supply, Inc.
filed 2010-04-15
CIK 1138724

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

|X|             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

        For the fiscal year ended: December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  √_   No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes  ___    No _____

Indicate by check mark disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer _ Accelerated filer _ Non-accelerated filer _ Small reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No √_

As of June 30, 2009 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was approximately $311,550.

The number of shares outstanding of the issuer’s common stock, as of April 12, 2010 was 11,987,427.

                       DOCUMENTS INCORPORATED BY REFERENCE:  None

CHINA STATIONERY AND OFFICE SUPPLY, INC.

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2009

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

Research and Development

The products of Bibin have won international market share with their design, superior quality, and competitive prices.

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

ITEM 3. LEGAL PROCEEDINGS

       None.

PART II

ITEM 4.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)  Market Information.

Our common stock is listed for quotation on the OTC Bulletin Board under the trading symbol “CSOF.”  The following table sets forth the bid prices quoted for our common stock during each quarter in the past two fiscal years.

	Bid
Period:	High	Low

Jan. 1, 2008 - Mar. 31, 2008	$.30	$.06
Apr. 1, 2008 - June 30, 2008	$.10	$.04
July 1, 2008 – Sep. 30, 2008	$.13	$.07
Oct. 1, 2008 – Dec. 31, 2007	$.13	$.02

Jan. 1, 2009 - Mar. 31, 2009	$.04	$.02
Apr. 1, 2009 - June 30, 2009	$.08	$.02
July 1, 2009 – Sep. 30, 2009	$.08	$.04
Oct. 1, 2009 – Dec. 31, 2009	$.05	$.01

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

(d)  Securities Authorized for Issuance Under Equity Compensation Plans.  The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2009.

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

(d) Recent Sales of Unregistered Securities.

China Stationery did not sell any unregistered securities during the 4th quarter of 2009.

         (e) Repurchase of Equity Securities.  The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2009.

ITEM 5. SELECTED FINANCIAL DATA

                Not applicable.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

In 2009, this double impact of the falling value of the Dollar combined with the effect of a worldwide business recession to cause poor results in our business.  The reduced competitive position of our products and the reduction in worldwide demand caused us to realize only $11,916,453 in net sales revenue, a 38% reduction from revenues in 2008.  And even on those reduced sales, we realized only $1,040,042 in gross profit during 2009, compared to $1,142,430 during 2008.  That level of gross profit was far less than we required in order to cover our operating expenses.

Cost of goods sold, which consists of labor, overhead and product cost, was $10,876,412 for the year ended December 31, 2009, representing an decrease of $7,296,780 or 40% as compared to $18,173,192 for the year ended December 31, 2008. The reduction in cost of goods sold was generally in proportion with the decrease in our sales volume. In addition, the price of several of our key raw materials increased. In particular, the world market for non-ferrous metals, such as zinc, copper and nickel, became substantially inflated. This increased the manufacturing cost of many of our products.

We had a gross profit of $1,040,042 and a gross margin of 8% for the year ended December 31, 2009, as compared to gross profit of $1,142,430 and gross margin of 6% for the same period of 2008. As noted, our gross margin basically remains largely unchanged, given the fact that our sales during the corresponding period of 2009 fell by $7,399,169 as compared to the same period of the year earlier. Our gross margin level reflects the effect of the falling value of the Dollar over the past period.

We do not expect either of the two negative pressures of the falling value of the Dollar or the reduction in demand for business products - to be reversed in the near future. For all of these reasons, we incurred a loss of $2,229,228 during 2009.  However, because we own only 90% of each of our two subsidiaries, a portion of our loss, $284,114 was allocated to the minority interest.  Our net loss during 2009, therefore, was only $1,945,113.

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

Liquidity and Capital Resources

As of December 31, 2009 we had a working capital deficit of $9,337,411, which was $2,298,277 worse that at December 31, 2008. The primary reason for the increase in our deficit was our net loss, which was $353,164 less than the decline in our working capital.  The remainder of the reduction is attributable to our use of cash to acquire $653,957 in “other assets,” which are being held for long-term investment.

Our liquidity is affected by certain financing arrangements that we have made, involving certain suppliers of our raw materials and other companies with which we have mutual assistance relationships.  These relationships manifest themselves in two ways, both of which are common practice in the Chinese business environment. First, we have on our balance sheet “advances to suppliers” totaling $2,066,610 representing funds that we deposit with our suppliers in order to assure ourselves of on-time supplies of raw materials.

                As of December 31, 2009, Ninbo Binbin Stationery Co., Ltd (“Binbin”) is contingently liable as a guarantor with respect to approximately $ 1,317,600 of indebtedness of non-related entities. The term of the guarantees is through March 23, 2010. At any time through that day, should any one of the entities default on its debt payments, Binbin will be obligated to perform under that guarantee by making the required payments. The maximum potential amount of future payments that Binbin is required to make under the guarantee was $1,317,600 and $3,457,424 as of December 31, 2009 and 2008 respectively.

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

Critical Accounting Policies and Estimates

      We have made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2009.

ITEM 6A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

  ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	Page 15
Consolidated Balance Sheets as of December 31, 2009 and 2008	Page 16
Consolidated Statements of Income for the Years Ended December 31, 2009 and 2008	Page 17
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2009 and 2008	Page 18
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008	Page 19
Notes to Consolidated Financial Statements	Page 20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Stationery Office Supply, Inc and subsidiaries:

We have audited the accompanying balance sheets of China Stationery Office Supply, Inc and subsidiaries as of December 31, 2009 and 2008, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years ended.  China Stationery Office Supply, Inc and subsidiaries’ management are responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Stationery Office Supply, Inc and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the year in the two-year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/P.C.LIU, CPA, P.C.
P.C.LIU, CPA, P.C.
Flushing, NY

April, 2010

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008
(Expressed in US dollars)
	2009	2008

Current Assets:
Cash and Cash Equivalent	$428,155	$1,816,510
Accounts Receivable-net	3,290,359	4,139,081
Inventory	4,096,368	4,419,776
Advance to Suppliers	2,066,610	1,974,793
Other Receivable	663,546	751,450
Prepaid expense	44,536	820,161
Total Current Assets	10,589,574	13,921,770

Long-term Investment
Property, Plant & Equipment, net	7,397,815	7,904,126
Intangible Asset, net	1,282,779	1,352,441
Other Assets	653,957	10,056

Total Assets	$19,924,124	$23,188,394

Current Liabilities:
Accounts Payable	$3,911,093	$3,765,774
Notes payable	307,440	629,954
Short-term Bank Loans	14,420,400	15,968,609
Advanced from Customers	1,288,052	596,567
Total Current Liabilities	19,926,985	20,960,904

Long-Term Liabilities:	-	-
Total Liabilities	19,926,985	20,960,903.83

Minority Interest in Consolidated Subsidiary	5,180	289,294

Stockholders' Equity:
Preferred Stock- $.001 par value, 2,000,000 shares authorized and
500,000 shares issued and outstanding	-	-
Common Stock, stated value $.0001, 50,000,000 authorized
11,987,427 shares issued and outstanding	11,987	11,987
Additional Paid in Capital	1,198,013	1,198,013
Retained Earnings	(3,213,843)	(1,268,730)
Statutory Reserve	590,380	590,380
Accumulated Other Comprehensive Income	1,405,423	1,406,546
Total Stockholders' Equity	(8,040)	1,938,196

Total Liabilities and Stockholders' Equity	$19,924,124	$23,188,394
The accompanying notes are an integral part of these finanical statements

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
DECEMBER 31, 2009 AND 2008
(Expressed in US dollars)
	2009	2008

Net Sales	$ ,916,453	$ 19,315,622
Cost of Goods Sold	10,876,412	18,173,192
Gross Profit	1,040,042	1,142,430
	9%	6%
Operating Expenses:
Sales Expenses	528,293	774,794
General and Administrative Expenses	1,808,464	1,737,088
Total Operating Expenses	2,336,757	2,511,882

Income from Operations	(1,296,716)	(1,369,451)

Other( Income) /Expenses:
Interest Expense	1,036,363	1,253,471
Government Subsidy Income	(62,057)	(46,875)
Non-operation (Income)Expense	(41,794)	(262,564)
Total Other (Income)/Expenses	932,512	944,033

Income (Loss) from Continuing Operations	(2,229,228)	(2,313,484)
Minority Interest	284,114	162,529
Provision For State Income Taxes	-	-

Net Loss	(1,945,113)	(2,150,955)
Other Comprehensive Item:
Unrealized Gain on Foreign Currency Translation	(1,123)	142,693

Net Comprehensive Income	$ (1,946,236)	$ (2,008,262)

Earnings Per Common Share-Basic and Diluted	(0.19)	(0.19)
Weighted Average Common Shares-Basic and Diluted	11,987,427	11,987,427
The accompanying notes are an integral part of these finanical statements

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
DECEMBER 31, 2009 AND 2008
(Expressed in US dollars)
				Common Stock Stated Value $.001		Additional			Accumulated Other	Total
	Contributed	Prefered Stock				Paid in	Statutory	Retained	Comprehensive	Stockholders'
	Capital	Shares	Amount	Shares	Amount	Capital	Reserve	Earnings	Income	Equity
Balance- December 31, 2007	$-	-	$-	11,987,427	$11,987	$1,198,013	$590,380	$882,225	$1,263,853	$3,946,458

Net Loss	-	-	-	-	-	-	-	(2,150,955)	-	(2,150,955)
Allocation of Statutory Reserve										-
Other Comprehensive Income	-	-	-	-	-	-	-	-	142,693	142,693
									-	-
Balance- December 31, 2008	$-	-	$-	11,987,427	$11,987	$1,198,013	$590,380	$(1,268,730)	$1,406,546	$1,938,196

Net Loss	-	-	-	-	-	-	-	(1,945,113)	-	(1,945,113)
Allocation of Statutory Reserve										-
Other Comprehensive Income	-	-	-	-	-	-	-	-	(1,123)	(1,123)
									-	-
Balance- December 31, 2009	$-	-	$-	-	$-	$1,198,013	$590,380	$(3,213,843)	$1,405,423	$(8,040)
The accompanying notes are an integral part of these finanical statements

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
DECEMBER 31, 2008 AND 2007
(Expressed in US dollars)
	2009	2008

Net income (loss)	$(1,945,113)	$(2,150,955)
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interest	284,114	162,529
Depreciation and amortization	602,255	612,465
Changes in assets and liabilities:
Accounts receivable, net	848,722	(1,447,956)
Inventories	323,408	590,975
Advances to vendors	(91,817)	200,092
Employee travel advances		27,257
Other receivables, net	87,904	1,687,052
Prepaid expenses	131,724	178,188
Accounts payable	145,319	(819,533)
Advances from customers	691,485	(1,547,295)
Accrued expenses, taxes and sundry current liabilities	(551,669)	(146,447)

Net Cash (Used in) Provided by Operating Activities	526,333	(2,653,627)

Cash Flows From Investing Activites
Long-term Investment	-	68,400
Acquisition of property and equipment	(42,842)	(182,622)

Net Cash Used In Investing Activities	(42,842)	(114,222)

Cash Flow From Financial Activities
Proceeds from and (repayments) to bank loans, net	(1,548,209)	2,676,650
Proceeds (repayment) of notes payable	(322,514)	(3,761,358)

Net Cash Provided by (Used) in Financing Activities	(1,870,723)	(1,084,708)
Effect of foreign currency translation gain (loss)	(1,123)	142,693

Net Increase in Cash And Cash Equivalents	(1,388,354)	(3,709,863)
Cash and cash equivalents at the Beginning of the Years	1,816,510	5,526,373

Cash and cash equivalents at the End of the Years	$428,155	$1,816,510

Supplemental Disclosures of Cash Flow Information:

Cash Paid During The Years for:
Interest Paid	1,036,363	1,253,471
Income Taxes Paid	-	-
The accompanying notes are an integral part of these finanical statements

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
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

Long-lived assets

The Company accounts for long-lived assets in accordance with ASC 360 “Accounting for the impairment of Disposal of Long-Lived Assets”, which became effective January 1, 2002. Under ASC 360, the Company reviews long-term assets for impairment whenever events or circumstances indicate that the carrying amount of those assets may not be recoverable. The Company has not incurred any losses in connection with the adoption of this statement.

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

Accounting for income taxes

The Company accounts for income taxes under the provisions of ASC 740 “ Accounting for Income Taxes”,  which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statements carrying amounts of existing assets and liabilities and their respective tax basis, In addition, ASC 740 requires recognition of future tax benefits, such as carry forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

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

Statement of cash flows

In accordance with Accounting Standards Codification ASC 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

New accounting pronouncements

 In May 2008, The FASB issued SFAS No, 162 “ The Hierarchy of Generally Accepted Accounting Principles,” The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants ( AICPA) Statement on Auditing Standards No.69, The meaning of Present Fairly in Conformity With General Accepted Accounting Principles, has been criticized in ASC 810 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification TM (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date ASC 105  will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. ASC 105, “General Accepted Accounting Principles”, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of ASC 105 is not expected to have a material impact on the Company’s results of operations or financial position.

In June 2009, the FASB issued ASC 810 improves financial reporting by enterprises involved with variable interest entities. ASC 810 addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities , as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. ASC 810 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Adoption of ASC 810  is not expected to have a material impact on the Company’s results of operations or financial position.

In May 2009, the FASB issued ASC 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. An entity should apply the requirements ASC 855 to interim or annual financial periods ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial position or cash flows.

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

NOTE 4- INVENTORIES

A summary of the components of inventories at December 31, 2009 and 2008 are as follows:

	2009	2008
Raw Materials	$558,815	$867,710
Work in Process	2,106,764	1,985,532
Packaging Supplies	130,858	104,342
Finished Goods	1,299,931	1,462,192
TOTAL	$4,096,368	$4,419,776

NOTE 5- ADVANCES TO SUPPLIES

As a normal practice of doing business in China, the Company is frequently required to make advance payments to suppliers for raw materials. Such advance payments are interest free. The balances of advances to suppliers were $2,066,610 and $1,974,793 as of December 31, 2009 and 2008 respectively.

NOTE 6- OTHER RECEIVABLE

Other receivable, $663,546 and $751,450 for the years of 2009 and 2008, respectively, mainly consisted of the following items:

	2009	2008
Loan to employees	$336,381	$353,201
Exported tax refund	40,682	93,562
Refundable security deposit	117,120	117,201
Other miscellaneous	169,363	187,486
Total	$663,546	$751,450

NOTE 7- PREPAID EXPENSE

Prepaid expense consists of prepaid insurance and  prepaid purchasing production equipment in the years of 2009 and 2008 for the amount of $44, 536 and $820,161, repectively.

NOTE 8- PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31, 2009 and 2008 are as follows:

	2009	2008
Building	$6,457,495	$6,438,908
Manufacturing Equipment	3,146,638	3,139,790
Office Furniture & Equipment	611,971	989,438
Vehicles	976,735	609,795
	-
Subtotal	11,191,839	11,177,932
Less: Accumulated Depreciation	(3,794,024)	(3,273,805)
Total Property & Equipment	$7,397,815	$7,904,126

Depreciation expense for year ended December 31, 2009 and 2008 was $533,108 and $556,797 respectively.

NOTE 9- INTANGIBLE ASSETS

The company’s office and manufacturing site is located in Qiaotouhu Street Scene, Ninghai Zhejiang China. The Company leases the land from the local government of PRC with the term from November 2001 to November 2051. The fair value amount of acquisition of the right to use land was recorded as an intangible asset and is being amortized over the lease term 50 years.

A summary of intangible assets at December 31, 2009 and 2008 are as follows:

	2009	2008
Land Use Right	1,716,357	1,716,358

Less: Accumulated Amortization	(433,578)	(363,917)

Net Land Use Right	1,282,779	1,352,441

Amortization expense was $69,147 and $55,668 as of December 31, 2009 and 2008, respectively.

NOTE 10- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	2009	2008
Accounts Payable	$2,81,628	$2,988,946
Accrued Payroll and Related Liabilities	397,818	369,163
Accrued VAT Payable	-41,375	40,286
Miscellaneous Accrued Expense.	693,022	367,379
TOTAL	$3,765,773	$3,765,774

Accounts payable and accrued expenses were comprised of the following items as of December 31, 2009 and 2008.

NOTE 11- SHORT-TERM BANK LOANS

The company borrowed funds from several financial institutions for its working capital. These borrowings are short term in nature and are secured by the Company’s real estate and bear interest ranging from 5.35% to 7.49% in 2009 and 7.47% to 8.591% in 2008. As of December 31, 2009 and 2008 the short term loan was $14,420,400 and $15,968,609, respectively.

 NOTE 12- ADVANCES FROM CUSTOMERS

Advances from customers are non-interest bearing and unsecured. As of December 31, 2009 and 2008 the balances were $1,288,052 and $596,567 respectively.

NOTE 13- STOCKHOLDERS’ EQUITY

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

NOTE 14- SEGMENT REPORTING

Under SFAS 131, the Company has two reportable segments: Ningbo Binbin Stationery Co., Ltd (“Stationery”) and Ningbo Binbin Style Commodity Co., Ltd (“Style”).

Following is a summary of segment information for the year ended December 31, 2009 and 2008:

Year ended December 31, 2009
	Stationery	Style	Total
Revenue	$11,795,337	$121,116	$11,916,453
Operating Income (Loss)	(617,132)	(679,584)	(1,296,716)
Total Assets	17,291,233	2,632,891	19,924,124
Capital Expenditure	34,635	8,207	42,842
Depreciation and Amortization	442,401	159,854	602,255
Interest Expense	(1,036,363)	-	(1,036,363)

Year ended December 31, 2008
	Stationery	Style	Total
Revenue	$18,927,418	$388,204	$19,315,622
Operating Income (Loss)	(740,525)	(628,926)	(1,369,451)
Total Assets	19,988,852	3,199,542	23,188,394
Capital Expenditure	182,622	-	182,622
Depreciation and Amortization	482,339	130,126	612,465
Interest Expense	1,289,405	(35,934)	1,253,471

NOTE 15- STATUTORY COMMON WELFARE FUND

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

The Company incurred losses in both years ended December 31, 2009 and 2008. Therefore, Company was not required to allocate the “statutory surplus reserve”

NOTE 16- INCOME TAXES

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

Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets and liabilities, respectively, will be realized. Therefore, there are no deferred tax assets or liabilities for the years ended December 31, 2009 and 2008.

Since the Company’s Chinese subsidiaries (“Binbin” and NBSC”) are Sino-joint venture enterprises, under the Chinese tax regulation, they are exempt from corporate income tax. Accordingly, the Company has not accrued income tax for these subsidiaries for the years ended December 31, 2009 and 2008.

NOTE 17- EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no common stock equivalents available in the computation of earnings (loss) per share at December 31, 2009 and 2008.

                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                          NOTE NOTE 18- CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. As of December 31, 2009 and 2008, substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC of which the Company’s management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on account receivable.

There was no single vendor who accounted for more than 5% of the Company’s total raw material purchases during the year ended December 31, 2009.

The Company had three major customers who accounted for 9.3%, 6.7% and 5% of the total sales for the year ended December 31, 2009. Accounts receivable from these customers at December 31, 2009 were $56,306, $238,948 and $0, respectively.  The Company had two major customers who accounted for 5.6% and 5.3% of the total sales for the year ended December 31, 2008.  Accounts receivable from these customer at December 31, 2008 were $259,116 and $ 202,500, respectively.

The Company’s sales are heavily dependent on exports sales to USA and Asia for the year ended December 31, 2009.

NOTE 19- CONTINGENCIES

As of December 31, 2009, Ninbo Binbin Stationery Co., Ltd (“Binbin”) is contingently liable as a guarantor with respect to approximately $ 1,317,600 of indebtedness of non-related entities. The term of the guarantees is through March 23, 2010. At any time through that day, should any one of the entities default on its debt payments, Binbin will be obligated to perform under that guarantee by making the required payments. The maximum potential amount of future payments that Binbin is required to make under the guarantee was $1,317,600 and $3,457,424 as of December 31, 2009 and 2008 respectively.

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

Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2009, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  However, we have to weigh the cost of improvement against the benefit of strengthened controls, particularly in light of our current financial condition.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2009.

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

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals are the members of China Stationery’s Board of Directors and its executive officers.

Name	Age	Position with the Company	Director Since
Wei Chenghui	48	Chairman, Chief Executive Officer, Chief Financial Officer	2006
Hu Jufen	46	Vice President	--
Wei Chengzhao	42	Vice President	--

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2009.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by China Stationery and its subsidiaries to Wei Chenghui, its Chief Executive Officer.  There were no executive officers whose total salary and bonus for the fiscal year ended December 31, 2009 exceeded $100,000.

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Wei Chenghui	2009	$16,807	--	--	--	--
	2008	$21,600	--	--	--	--
	2007	$20,000	--	--	--	--

Equity Awards

The following tables set forth certain information regarding the stock options acquired by the executive officer named in the table above during the year ended December 31, 2009 and those options held by her on December 31, 2009.

Option Grants in the Last Fiscal Year

	Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($/share)	Expiration Date	Potential realizable value at assumed annual rates of appreciation for option term
5% 10%
Wei Chenghui	--	--	--	--	- -

The following tables set forth certain information regarding the stock grants received by the executive officer named in the table above during the year ended December 31, 2009 and held by her unvested at December 31, 2009.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Wei Chenghui	6,794,919(1)	56.7%

All officers and directors (3 persons)	6,794,919	56.7%

Huaqin Zhou 136 Hospital Road, Suite 3 Jiangyang City, Sichuan Province, China	1,089,187	9.1%
_______________________________
Includes 2,697,981 shares owned by Hu Jufen, who is Mr. Wei’s spouse.

ITEM 12	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships

None.

Director Independence

None of the members of the Board of Directors is independent, as “independent” is defined in the rules of the NASDAQ Stock Market.

ITEM 13 PRINCIPAL ACCOUNTANT FEES AND SERVICES

China Stationery & Office Supply, Inc. engaged the firm of P.C. Liu, CPA, P.C. to audit its 2007 financial statements on March 7, 2008. Prior to March 7, 2008 P.C. Liu, CPA, P.C. had not performed any services for the Company.

Audit Fees

P.C. Liu, CPA, P.C. billed $30,000 to the Company for professional services rendered for the audit of our fiscal 2009 financial statements. P.C. Liu, CPA, P.C. billed $45,000 to the Company for professional services rendered for the audit of our fiscal 2008 financial statements.

Audit-Related Fees

P.C. Liu, CPA, P.C. billed $0 to the Company during fiscal 2009 and fiscal 2008.

Tax Fees

P.C. Liu, CPA, P.C. billed $0 to the Company during fiscal 2009 and fiscal 2008

All Other Fees

P.C. Liu, CPA, P.C. billed $0 to the Company in fiscal 2009 and fiscal 2008

 It is the policy of the Company’s Board of Directors that all services, other than audit, review or attest services, must be pre-approved by the Board of Directors, acting in lieu of an audit committee.  All of the services described above were approved by the Board of Directors.

ITEM 14                         EXHIBITS

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
Chief Financial Officer,
Chief Accounting Officer