Form 10-Q
period 2010-05-17
China Stationery & Office Supply, Inc.
filed 2010-05-17
CIK 1138724

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of Common Stock of the Registrant, par value $.0001 per share, outstanding at May 14, 2010 was 11,987,427.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA STATIONERY & OFFICE SUPPLY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	(Unaudited)	(Audited)
	March 31	December 31
ASSETS	2010	2009

Current Assets:
Cash and Cash Equivalent	$1,997,841	$428,155
Accounts Receivable-net	2,018,011	3,290,359
Inventory	4,763,925	4,096,368
Advance to Suppliers	2,250,073	2,066,610
Other Receivable	658,220	663,546
Prepaid expense	44,968	44,536
Total Current Assets	11,733,038	10,589,574

Long-term Investment
Property, Plant & Equipment, net	7,294,352	7,397,815
Intangible Asset, net	1,277,150	1,282,779
Other Assets	586,581	653,957

Total Assets	$20,891,121	$19,924,124

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$3,332,870	$3,911,093
Notes payable	592,920	307,440
Short-term Bank Loans	16,104,000	14,420,400
Advanced from Customers	1,058,479	1,288,052
Total Current Liabilities	21,088,269	19,926,985

Long-Term Liabilities:	-	-
Total Liabilities	21,088,269	19,926,985

Minority Interest in Consolidated Subsidiary	(24,803)	5,180

Stockholders' Equity:
Preferred Stock- $.001 par value, 2,000,000 shares authorized and
500,000 shares issued and outstanding
Common Stock, stated value $.0001, 50,000,000 authorized
11,987,427 shares issued and outstanding	11,987	11,987
Additional Paid in Capital	1,198,013	1,198,013
Retained Earnings	(3,431,798)	(3,213,843)
Statutory Reserve	590,380	590,380
Accumulated Other Comprehensive Income	1,459,073.46	1,405,423
Total Stockholders' Equity	(172,345)	(8,040)

Total Liabilities and Stockholders' Equity	$20,891,121	$19,924,124
The accompanying notes are an integral part of these finanical statements

CHINA STATIONERY & OFFICE SUPPLY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTH PERIODS ENDED MARCH 2010, AND 2009
	Three Months Ended Mar. 31
	2010	2009

Net Sales	$1,640,914	$1,874,293
Cost of Goods Sold	1,475,488	1,791,636
Gross Profit	165,426	82,657

Operating Expenses:
Sales Expenses	94,665	89,406
General and Administrative Expenses	234,110	250,186
Total Operating Expenses	328,775	339,592

Income from Operations	(163,348)	(256,935)

Other( Income) /Expenses:
Interest Expense	86,599	(276,420)
Government Subsidy Income	(2,010)	10,058
Non-operation (Income)Expense		2,213
Total Other (Income)/Expenses	84,590	(264,148)

Income (Loss) from Continuing Operations	(247,938)	(521,083)
Minority Interest	29,983	58,733

Net Loss	(217,955)	(462,350)
Other Comprehensive Item:
Unrealized Gain on Foreign Currency Translation	53,650	35,398

Net Comprehensive Income	$(164,305)	$(426,952)

Earnings Per Common Share-Basic and Diluted	(0.02)	(0.04)
Weighted Average Common Shares-Basic and Diluted	11,987,427	11,987,427
The accompanying notes are an integral part of these finanical statements

CHINA STATIONERY & SUPPLY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
	Three Months Ended Mar. 31
Cash Flows From Operating Activities:	2010	2009

Net income (loss)	$(217,955)	$(462,350)
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interest	29,983	58,733
Depreciation and amortization	199,857	129,573
Loss on disposal of fixed assets
Changes in assets and liabilities:
Accounts receivable, net	1,272,348	1,565,938
Inventories	(667,557)	(596,347)
Advances to vendors	(183,464)	(100,861)
Other receivables, net	5,326	(28,639)
Prepaid expenses	(432)	83,571
Accounts payable	(578,223)	(589,781)
Advances from customers	(229,573)	400,276
Accrued expenses, taxes and sundry current liabilities	(59,965)	(69,611)
	(211,701)	852,850
Net Cash (Used in) Provided by Operating Activities	(429,656)	390,500

Cash Flows From Investing Activites
Long-term Investment
Acquisition of property and equipment	(23,389)	(21,339)

Net Cash Used In Investing Activities	(23,389)	(21,339)

Cash Flows From Financng Activites
Proceeds from and (repayments) to bank loans, net	1,683,600	(754,449)
Proceeds (repayment) of notes payable	285,480	(103,310)
Net Cash Provided by (Used) in Financing Activities	1,969,080	(857,759)
Effect of foreign currency translation gain (loss)	53,650	35,398

Net Increase in Cash And Cash Equivalents	1,569,685	(453,200)
Cash and cash equivalents at the Beginning of the Years	428,155	1,816,510

Cash and cash equivalents at the End of the Years	$1,997,841	$1,363,310

Supplemental Disclosures of Cash Flow Information:

Cash Paid During The Years for:
Interest Paid	86,599	276,420
Income Taxes Paid	-	-
The accompanying notes are an integral part of these finanical statements

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
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

On January 8, 2006, a Delaware corporation named “China Stationery and Office Supply, Inc. (the “Intermediate Subsidiary”) acquired 90% of the registered capital of Binbin.   At the date of the acquisition of Binbin, by the Intermediate Subsidiary, both Binbin and the Intermediate Subsidiary were under common control.  For that reason the transfer of 90% of the stock of Binbin to the Intermediate Subsidiary did not meet the definition of a business combination defined by ASC 805, “Business Combinations, as amended”.  For transfers of assets under common control, the Company follows the provisions of Appendix D of ASC 805.  In accordance with Appendix D of ASC 805, the receiving entity for transfers of net assets and exchanges of shares between entities under common control should report results of operations for the period in which the transfer occurs as though the transfer of net assets or exchange of equity interest has occurred at the beginning of the period.

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

Statement of cash flows

In accordance with Accounting Standards Codification ASC 230, “Statement of Cash Flows,” cash flows from the Company’s operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

NOTE 3- ACCOUNTS RECEIVABLE

Accounts receivable is uncollateralized, non-interest bearing customer obligations typically due under terms requiring payment within 90-120 days from the invoice date.  However, the Company does extend certain customers credit terms up to 12 months.  Accounts receivable are stated at the amount billed to the customer.  Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the oldest unpaid invoices.

NOTE 4- INVENTORIES

A summary of the components of inventories at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
Raw materials	$1,283,046	$558,815
Work in process	1,818,332	2,106,764
Finished goods	1,530,199	1,299,931
Packaging supplies	132,348	130,858
Total	$4,763,925	$4,096,368

NOTE 5- ADVANCES TO SUPPLIERS

As a normal practice of doing business in China, the Company is frequently required to make advance payments to suppliers for raw materials. Such advance payments are interest free. The balances of advances to suppliers were $2,250,073 and $2,066,610 as of March 31, 2010 and December 31, 2009 respectively.

NOTE 6- OTHER RECEIVABLE

Other receivable, $658,220 and $663,546 for the three months ended March 31, 2010 and year ended December 31, 2009, respectively consisted of the following items:

	2010	2009
Loan to employees	$321,259	$336,381
Exported tax refund	50,457	40,682
Refundable security deposit	117,120	117,120
Other miscellaneous	169,384	167,353
Total	$658,220	$663,546

NOTE 7- PREPAID EXPENSE

Prepaid expense consists of prepaid insurance and prepaid purchasing production equipment in the three months ended March 31, 2010 and for the year ended December 31, 2009 for the amount of $44,968 and $44,536, respectively.

NOTE 8- PROPERTY AND EQUIPMENT

A summary of property and equipment at March 31, 2010 and December 31, 2009 is as follows:

	March 31, 2010	December 31, 2009
Building	$6,457,495	$6,457,495
Manufacturing equipment	3,150,955	3,146,638
Office equipment and furniture	975,735	611,971
Vehicles	631,043	975,735
	11,215,228	11,191,839
Accumulated depreciation	(3,920,876)	(3,794,024)

Total	$7,294,352	$7,397,815

Depreciation expense for three months period ended March 31, 2010 was $126,852.

NOTE 9- INTANGIBLE ASSETS

The company’s office and manufacturing site is located in Qiaotouhu Street Scene, Ninghai Zhejiang China. The Company leases the land from the local government of PRC with the term from November 2001 to November 2051. The fair value amount of acquisition of the right to use land was recorded as an intangible asset and is being amortized over the lease term 50 years.

A summary of intangible assets at March 31, 2010 and December 31, 2009 is as follows:

	March 31, 2010	December 31, 009
Land Use Right	$1,716,358	$1,716,358
Less: Accumulated Amortization	(439,208)	(433,578)

Net Land of Use Right	$1,277,150	$1,282,779

Amortization expense for the three months period ended March 31, 2010 was $73,005.

NOTE 10- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses were comprised of the following items as of March 31, 2010 and December 31, 2009.

	March 31,	December 31,
	2010	2009
Accounts payable	$2,561,556	$2,861,628
Accrued payroll and related liabilities	375,416	397,818
Accrued VAT payable	(41,206)	(41,375)
Miscellaneous accrued expense	437,103	693,022
	$3,332,870	$3,911,093

NOTE 11- SHORT-TERM BANK LOANS

The company borrowed funds from several financial institutions for its working capital. These borrowings are short term in nature and are secured by the Company’s real estate and bear interest ranging from 5.35% to 7.49% in 2010 and 2009. As of March 31, 2010 and December 31, 2009 the short term loan was $16,104,000 and $14,420,400, respectively.

 NOTE 12- ADVANCES FROM CUSTOMERS

Advances from customers are non-interest bearing and unsecured. As of March 31, 2010 and December 31, 2009 the balances were $1,058,479 and $1,288,052, respectively.

NOTE 13- SEGMENT REPORTING

Under ASC 280, the Company has two reportable segments: Ningbo Binbin Stationery Co., Ltd (“Stationery”) and Ningbo Binbin Style Commodity Co., Ltd (“Style”).

Following is a summary of segment information for the three months ended March 31, 2010 and 2009:

Three months ended March 31, 2010
	Stationery	Style	Total
Revenue	$11,795,337	$121,116	$11,916,453
Operating Income (Loss)	(617,132)	(679,584)	(1,296,716)
Total Assets	17,291,233	2,632,891	19,924,124
Capital Expenditure	34,635	8,207	42,842
Depreciation and Amortization	442,401	159,854	602,255
Interest Expense	(1,036,363)	-	(1,036,363)

Three months ended March 31, 2009
	Stationery	Style	Total
Revenue	$18,927,418	$388,204	$19,315,622
Operating Income (Loss)	(740,525)	(628,926)	(1,369,451)
Total Assets	19,988,852	3,199,542	23,188,394
Capital Expenditure	182,622	-	182,622
Depreciation and Amortization	482,339	130,126	612,465
Interest Expense	1,289,405	(35,934)	1,253,471

NOTE 14- STATUTORY COMMON WELFARE FUND

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

The Company incurred losses in the three months ended March 31, 2010 and year ended December 31, 2009. Therefore, Company was not required to allocate the “statutory surplus reserve”

NOTE 15- INCOME TAXES

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

Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets and liabilities, respectively, will be realized. Therefore, there are no deferred tax assets or liabilities for the three months ended March 31, 2010 and year ended December 31, 2009.

Since the Company’s Chinese subsidiaries (“Binbin” and NBSC”) are Sino-joint venture enterprises, under the Chinese tax regulation, they are exempt from corporate income tax. Accordingly, the Company has not accrued income tax for these subsidiaries for the three months ended March 31, 2010 and for the year ended December 31, 2009.

NOTE 16- EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no common stock equivalents available in the computation of earnings (loss) per share at March 31, 2010 and December 31, 2009.

                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                          NOTE 17- CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. As of March 31, 2010 and December 31, 2009, substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC which the Company’s management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on account receivable.

There were two vendors who accounted for more than 5% of the Company’s total raw material purchases during the three months period ended March 31, 2010.

The Company had three major customers who accounted for.6.6%, 6.2% and 5.9% of the total sales for the three months period ended March 31, 2010. Accounts receivable from these customers at March 31, 2010 was $48,306, $88,590 and $38,790, respectively.

The Company’s sales are heavily dependent on exports sales to USA and Asia for the three months period ended March 31, 2010.

NOTE 18- CONTINGENCIES

As of March 31, 2010, Ninbo Binbin Stationery Co., Ltd (“Binbin”) is contingently liable as a guarantor with respect to approximately $ 1,317,600 of indebtedness of non-related entities. The term of the guarantees is through, 2010. At any time through that day, should any one of the entities default on its debt payments, Binbin will be obligated to perform under that guarantee by making the required payments. The maximum potential amount of future payments that Binbin is required to make under the guarantee was $1,317,600 as of March 31, 2010.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations - For the three months ended March 31, 2010 as compared to the three months ended March 31, 2009

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

This double impact of the falling value of the Dollar combined with the effect of a worldwide business recession to cause poor results in our business. The reduced competitive position of our products and the reduction in worldwide demand caused us to realize only $1,640,914 in net sales revenue for the quarter ended March 31, 2010, a 12% reduction from revenues as compared to the same period of last year.

Cost of goods sold, which consists of labor, overhead and product cost, was $1,475,488 for the quarter ended March 31, 2010, representing a decrease of $316,148 or 17% as compared to $1,791,636 for same period of last year. The reduction in cost of goods sold was generally in proportion with the decrease in our sales volume. In addition, the price of several of our key raw materials decreased in the past year, as demand  for non-ferrous metals, such as zinc, copper and nickel, subsided from the sharply higher levels experienced immediately before the recession.   This reduction decreased the manufacturing cost of many of our products. We had a gross profit of $165,426 and a gross margin of 10% for the quarter ended March 31, 2010, as compared to gross profit of $82,657 and gross margin of 4% for the same period of 2009.

We do not expect either of the two negative pressures of the falling value of the Dollar or the reduction in demand for business products - to be reversed in the near future. For all of these reasons, we incurred a loss of $247,938 during this quarter.  However, because we own only 90% of each of our two subsidiaries, a portion of our loss, $29,983 was allocated to the minority interest.  Our net loss during the quarter ended March 31, 2010, therefore, was only $217,955.

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

Liquidity and Capital Resources

As of March 31, 2010, we had a working capital deficit of $9,355,231, which was $17,820 worse that our deficit at December 31, 2009. However, a reduction in our accounts receivablesl allowed the Company to reserve more cash for the future operations.

The primary reason for the magnitude of our working capital deficit is the customary Chinese banking practice of funding business clients through short-term debt.  Because of that policy, our entire bank debt ($16.1 million at March 31, 2010) is categorized as a short-term liability.  Our expectation is that we will be permitted by the bank to roll over as much of the debt as we require.  So this arrangement provides us with considerable flexibility in molding our debt structure to our immediate need.

Our liquidity is affected by certain financing arrangements that we have made, involving certain suppliers of our raw materials and other companies with which we have mutual assistance relationships. These relationships manifest themselves in two ways, both of which are common practice in the Chinese business environment.   First, we have on our balance sheet "advances to suppliers” totaling $2,250,073 representing funds that we deposit with our suppliers in order to assure ourselves of on-time supplies of raw materials.

                In addition, as of March 31, 2010, the Company is contingently liable as a guarantor with respect to approximately $1,317,600 of indebtedness of non-related entities. Should any one of the entities default on its debt payments, the Company will be obligated to perform under that guarantee by making the required payments. The maximum potential amount of future payments that the Company is required to make under the guarantee was $1,317,600 as of March 31, 2010.

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

There has been no material change in the Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, Item 1A “Risk Factors” in Part I of that Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

            None.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Reserved

Item 5.	Other Information

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

CHINA STATIONERY AND OFFICE SUPPLY, INC.

Date: May 17, 2010	/s/ Wei Chenghui
Wei Chenghui
Chief Executive Officer and Chief Financial Officer