Form 10-Q
period 2010-06-30
China Stationery & Office Supply, Inc.
filed 2010-08-16
CIK 1138724

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of Common Stock of the Registrant, par value $.0001 per share, outstanding at August 11, 2010 was 11,987,427.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA STATIONERY & OFFICE SUPPLY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	June 30	December 31
ASSETS	2010	2009

Current Assets:
Cash and Cash Equivalents	$921,442	$428,155
Accounts Receivable-net	1,873,214	3,290,359
Inventory	4,533,379	4,096,368
Advance to Suppliers	2,086,899	2,066,610
Other Receivables	667,960	663,546
Prepaid expense	55,094	44,536
Total Current Assets	10,137,989	10,589,574

Property, Plant & Equipment, net	7,659,214	7,397,815
Intangible Assets, net	1,280,206	1,282,779
Other Assets - stationery mod	535,053	653,957

Total Assets	$19,612,462	$19,924,124

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$2,376,404	$2,861,628
Notes payable	641,190	307,440
Short-term Bank Loans	15,034,800	14,420,400
Accrued and Other Payable	1,011,198	1,049,465
Advanced from Customers	892,659	1,288,052
Total Current Liabilities	19,956,251	19,926,985

Long-Term Liabilities:	-	-
Total Liabilities	19,956,251	19,926,985

Minority Interest in Consolidated Subsidiary	(38,292)	5,180

Stockholders' Equity:
Preferred Stock- $.001 par value, 2,000,000 shares authorized and
no shares issued and outstanding	-	-
Common Stock, stated value $.0001, 50,000,000 authorized
11,987,427 shares issued and outstanding	11,987	11,987
Additional Paid in Capital	1,198,013	1,198,013
Retained Earnings	(3,562,726)	(3,213,843)
Statutory Reserve	590,380	590,380
Accumulated Other Comprehensive Income	1,456,849	1,405,423
Total Stockholders' Equity	(305,497)	(8,040)

Total Liabilities and Stockholders' Equity	$19,612,462	$19,924,124
The accompanying notes are an integral part of these finanical statements

CHINA STATIONERY & OFFICE SUPPLY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30 2010, AND 2009

	Three Months Ended		Six Months Ended
	June 30
	2010	2009	2010	2009

Net Sales	$4,599,017	$3,392,429	$6,240,379	$5,266,722
Cost of Goods Sold	4,158,079	3,098,615	5,633,970	4,890,251
Gross Profit	440,938	293,814	606,410	376,471

Operating Expenses:
Sales Expenses	127,637	185,826	222,328	275,232
General and Administrative Expenses	217,836	186,387	452,010	436,573
Total Operating Expenses	345,473	372,214	674,338	711,805

Income from Operations	95,465	(78,400)	(67,928)	(335,334)

Other( Income) /Expenses:
Interest Expense	(217,841)	(221,699)	(304,464)	(498,119)
Government Subsidy Income	7,686	44,382	9,696	54,440
Non-operation (Income)Expense	(29,659)	(2,444)	(29,659)	(231)
Total Other (Income)/Expenses	(239,814)	(179,761)	(324,426)	(443,910)

Income (Loss) from Continuing Operations	(144,349)	(258,161)	(392,354)	(779,244)
Minority Interest	(13,489)	(28,612)	(43,472)	(87,344)
Provision For State Income Taxes	-	-	-	-

Net Loss	(130,860)	(229,550)	(348,882)	(691,900)
Other Comprehensive Item:
Unrealized Gain on Foreign Currency Translation	(2,225)	1,616	51,426	37,014

Net Comprehensive Income	$(133,084)	$(227,934)	$(297,457)	$(654,886)

Earnings Per Common Share-Basic and Diluted	(0.01)	(0.02)	(0.02)	(0.05)
Weighted Average Common Shares-Basic and Diluted	11,987,427	11,987,427	11,987,427	11,987,427
The accompanying notes are an integral part of these finanical statements

CHINA STATIONERY & SUPPLY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
	Six Months Ended	Six Months Ended
Cash Flows From Operating Activities:	Jun 30,2010	Jun 30,2009

Net income (loss)	$(348,882)	$(691,900)
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interest	43,472	87,344
Depreciation and amortization	145,823	282,805
Changes in assets and liabilities:		-
Accounts receivable, net	1,417,145	(1,126,494)
Inventories	(437,011)	793,239
Advances to vendors	(20,290)	45,517
Other receivables, net	(4,414)	(41,585)
Prepaid expenses	(10,557)	168,316
Accounts payable	(485,224)	424,169
Advances from customers	(395,393)	261,173
Accrued expenses, taxes and sundry current liabilities	(38,266)	(27,042)
Net Cash (Used in) Provided by Operating Activities	(133,599)	175,542

Cash Flows From Investing Activities
Manufacturing Stationery Mod	(118,908)	-
Acquisition of property and equipment	(253,782)	(26,813)
		-
Net Cash Used In Investing Activities	(372,690)	(26,813)
Cash Flows From Financing Activities
Proceeds from and (repayments) to bank loans, net	614,400	(1,036,309)
Proceeds (repayment) of notes payable	333,750	(234,674)
Net Cash Provided by (Used) in Financing Activities	948,150	(1,270,983)
Effect of foreign currency translation gain (loss)	51,426	37,014

Net Increase in Cash And Cash Equivalents	493,287	(1,085,241)
Cash and cash equivalents at the Beginning of the Years	428,155	1,816,510

Cash and cash equivalents at the End of the Years	$921,442	$731,269

Supplemental Disclosures of Cash Flow Information:

Cash Paid During The Years for:
Interest Paid	$304,447	$498,119
Income Taxes Paid		-
The accompanying notes are an integral part of these finanical statements

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

On January 8, 2006, a Delaware corporation named “China Stationery and Office Supply, Inc.” (the “Intermediate Subsidiary”) acquired 90% of the registered capital of Binbin.   At the date of the acquisition of Binbin, by the Intermediate Subsidiary, both Binbin and the Intermediate Subsidiary were under common control.  For that reason the transfer of 90% of the stock of Binbin to the Intermediate Subsidiary did not meet the definition of a business combination defined by ASC 805, “Business Combinations, as amended”.  For transfers of assets under common control, the Company follows the provisions of Appendix D of ASC 805.  In accordance with Appendix D of ASC 805, the receiving entity for transfers of net assets and exchanges of shares between entities under common control should report results of operations for the period in which the transfer occurs as though the transfer of net assets or exchange of equity interest has occurred at the beginning of the period.

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

NOTE 3- ACCOUNTS RECEIVABLE

Accounts receivable is uncollateralized, non-interest bearing customer obligations typically due under terms requiring payment within 90-120 days from the invoice date.  However, the Company does extend certain customers credit terms up to 12 months.  Accounts receivable are stated at the amount billed to the customer.  Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the oldest unpaid invoices. As of June 30, 2010 and December 31, 2009, the balance of the accounts receivable is $1,873,214 and $3,290,359, respectively.

NOTE 4- INVENTORIES

A summary of the components of inventories at June 30, 2010 and December 31, 2009 is as follows:

	June 30, 2010	December, 31, 2009
Raw materials	$914,874	$558,815
Work in process	1,532,017	2,106,764
Finished goods	1,946,190	1,299,931
Packaging supplies	140,298	130,858
Total	$4,533,379	$4,096,368

NOTE 5- ADVANCES TO SUPPLIERS

As a normal practice of doing business in China, the Company is frequently required to make advance payments to suppliers for raw materials. Such advance payments are interest free. The balances of advances to suppliers were $2, 086,899 and $2,066,610 as of June 30, 2010 and December 31, 2009 respectively.

NOTE 6- OTHER RECEIVABLE

Other receivable, $667,960 and $663,546 as of  June 30, 2010 and  December 31, 2009, respectively, consisted of the following items:

	2010	2009
Loan to employees	$240,892	$336,381
Exported tax refund	206,163	40,682
Refundable security deposit	117,920	117,120
Other miscellaneous	102,985	169,362
Total	$667,960	$663,546

NOTE 7- PREPAID EXPENSE

Prepaid expense consists of prepaid insurance and prepaid purchasing production equipment as of June 30, 2010 and  December 31, 2009 for the amount of $55, 094 and $44,536, respectively.

NOTE 8- PROPERTY AND EQUIPMENT

A summary of property and equipment at June 30, 2010 and December 31, 2009 is as follows:

	June 30, 2010	December 31, 2009
Building	$6,501,604	$6,457,495
Manufacturing equipment	2,949,046	3,146,638
Office equipment and furniture	635,239	611,971
Vehicles	1,359,733	975,735
Total Fixed Assets	11,445,622	11,191,839
Less: Accumulated Depreciation	(3,786,408)	(3,794,024)
Total Fixed Assets-net	$7,659,214	$7,397,815

Depreciation expense for six and three months period ended June 30, 2010 was $145,823 and $126,852, respectively.

NOTE 9- INTANGIBLE ASSETS

The company’s office and manufacturing site is located in Qiaotouhu Street Scene, Ninghai Zhejiang China. The Company leases the land from the local government of PRC with the term from November 2001 to November 2051. The fair value amount of acquisition of the right to use land was recorded as an intangible asset and is being amortized over the lease term 50 years.

A summary of intangible assets at June 30, 2010 and December 31, 2009 is as follows:

	June 30, 2010	December, 31, 2009
Intangible Assets	$1,707,414	$1,716,358
Less: Amortization	(427,207)	(433,578)
Intangible-net	$1,280,206	$1,282,779

Amortization expense for the six and three months period ended June 30, 2010 was ($6,371) and $5,630, respectively.

NOTE 10- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses were comprised of the following items as of June 30, 2010 and December 31, 2009.

	June 30,	December 31,
	2010	2009
Accounts payable	$2,376,404	$2,861,628
Accrued payroll and related liabilities	443,414	397,818
Accrued VAT payable	5,814	(41,375)
Miscellaneous accrued expense	561,772	693,022
	$3,387,603	$3,911,093

NOTE 11- SHORT-TERM BANK LOANS

The company borrowed funds from several financial institutions for its working capital. These borrowings are short term in nature and are secured by the Company’s real estate and bear interest ranging from 5.35% to 7.49% in 2010 and 2009. As of June 30, 2010 and December 31, 2009 the balance of short term loan was $15,.034,800 and $14,420,400, respectively.

NOTE 12- ADVANCES FROM CUSTOMERS

Advances from customers are non-interest bearing and unsecured. As of June 30, 2010 and December 31, 2009 the balances were $ 892,659 and $1,288,052, respectively.

NOTE 13- SEGMENT REPORTING

Under ASC 280, the Company has two reportable segments: Ningbo Binbin Stationery Co., Ltd (“Stationery”) and Ningbo Binbin Style Commodity Co., Ltd (“Style”).

Following is a summary of segment information for the three months ended June 30, 2010 and 2009:
Six months ended June 30, 2010
	Stationery	Style	Total
Revenue	$6,156,012	$84,368	$6,240,380
Operating income (loss)	$(20,775)	$(47,153)	$(67,928)
Net Income (Loss)	$(310,673)	$(38,209)	$(348,882)
Total Assets	$19,350,238	$2,616,938	$21,967,175
Capital Expenditure	$551,447	$0	$551,447
Depreciation and amortization	$335,404	$57,475	$392,879
Interest expense	$304,456	$(8)	$304,447

Six months ended June 30, 2009
	Stationery	Style	Total
Revenue	$5,241,121	$25,601	$5,266,722
Operating income (loss)	$(230,714)	$(104,621)	$(335,334)
Net Income (Loss)	$(587,235)	$(104,665)	$(691,900)
Total Assets	$22,672,090	$3,149,637	$25,821,727
Capital Expenditure	$26,813	$0	$26,813
Depreciation and amortization	$226,021	$56,784	$282,805
Interest expense	$498,119	$0	$498,119

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

The Company incurred losses in the six months ended June 30, 2010 and year ended December 31, 2009. Therefore, Company was not required to allocate the “statutory surplus reserve”

NOTE 15- INCOME TAXES

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

Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets and liabilities, respectively, will be realized. Therefore, there are no deferred tax assets or liabilities for the six months ended June 30, 2010 and year ended December 31, 2009.

Since the Company’s Chinese subsidiaries (“Binbin” and NBSC”) are Sino-joint venture enterprises, under the Chinese tax regulation, they are exempt from corporate income tax. Accordingly, the Company has not accrued income tax for these subsidiaries for the six months ended June 30, 2010 and for the year ended December 31, 2009.

NOTE 16- EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no common stock equivalents available in the computation of earnings (loss) per share at June 30, 2010 and 2009.

                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                          NOTE NOTE 17- CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. As of June 30, 2010 and December 31, 2009, substantially all of the Company’s cash and cash equivalents were held by major banks located in the PRC which the Company’s management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer’s financial condition and customer payment practices to minimize collection risk on account receivable.

There was no vendor who accounted for more than 5% of the Company’s total raw material purchases during the six months period ended June 30, 2010.

The Company had two major customers who accounted for.18% and 9% of the total sales for the six months period ended June 30, 2010. Accounts receivable from these customers at June 30, 2010 were $338,790 and $183,590, respectively.

The Company’s sales are heavily dependent on exports sales to USA and Asia for the three months period ended June 30, 2010.

NOTE 18- CONTINGENCIES

As of June 30, 2010, Ninbo Binbin Stationery Co., Ltd (“Binbin”) is contingently liable as a guarantor with respect to approximately $ 1,317,600 of indebtedness of non-related entities. The term of the guarantees is through April 30 , 2011. At any time through that day, should any one of the entities default on its debt payments, Binbin will be obligated to perform under that guarantee by making the required payments. The maximum potential amount of future payments that Binbin is required to make under the guarantee was $1,317,600 as of June 30, 2010.

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

During the past few years, the double impact of the falling value of the Dollar combined with the effect of a worldwide business recession to cause poor results in our business. The reduced competitive position of our products and the reduction in worldwide demand caused us to realize very modest net sales revenue in the past few years.

Although sales have improved in the first half of 2010, the improvement has been less than is necessary to return our company to profitability.  Net sales for the six months ended June 30, 2010 was $6,240,379, an increase of 18% from the six months ended June 30, 2009.  The net sales revenue for the quarter ended June 30, 2010 was $4,599,017, which represents an increase of $1,206,588 or 35% from the second quarter of 2009.

Our gross profit for the six months ended June 30, 2010 increased by $229,939 from the first half of 2009, and represented a gross margin of 9.7%, compared to 7.1% in the prior period.  The improvement occurred primarily because  the price of several of our key raw materials decreased in the past year, as demand  for non-ferrous metals, such as zinc, copper and nickel, subsided from the sharply higher levels experienced immediately before the recession. This reduction decreased the manufacturing cost of many of our products. We had a gross profit of $440,938 and a gross margin of 10% for the quarter ended June 30, 2010, as compared to gross profit of $293,814 and gross margin of 8% for the same period of 2009.  As the world pulls out of recession, however, we anticipate the the demand for raw materials will push prices higher again in the future.

Our current level of operations remains inadequate  to support our corporate overhead.  As a result, we incurred a loss from operations of $67,928 during the six months ended June 30, 2010, although we managed to achieve a modest $95,465 of income from operations during the second quarter of 2010.  Both of these results were improvements from the prior year period.  At the same time, however, we carry over $15 million in bank debt.  So even a small profit from operations is not sufficient to cover our interest expenses.  For all of these reasons, we incurred a net loss of $130,860 during the second  quarter of 2010 and a net loss of $348,882 during the first six months of 2010.   We do not expect either of the two negative pressures on our business -  the falling value of the Dollar or the reduction in demand for business products - to be reversed in the near future.  Therefore we cannot predict if or when we may return to profitability.

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

Liquidity and Capital Resources

As of June 30, 2010, we had a working capital deficit of $9,818,262, which was $480,851 worse that our deficit at December 31, 2009.   However, our operations used only $133,599 in cash during the first six months of 2010.  As we reduced our accounts receivable by $1,417,145, we used the cash to pay down our accounts payable and to increase our inventories in anticipation of year-end sales.

The primary reason for the magnitude of our working capital deficit is the customary Chinese banking practice of funding business clients through short-term debt. Because of that policy, our entire bank debt ($15.0 million at June 30, 2010) is categorized as a short-term liability. Our expectation is that we will be permitted by the bank to roll over as much of the debt as we require. So this arrangement provides us with considerable flexibility in molding our debt structure to our immediate need.

Our liquidity is affected by certain financing arrangements that we have made, involving certain suppliers of our raw materials and other companies with which we have mutual assistance relationships. These relationships manifest themselves in two ways, both of which are common practice in the Chinese business environment.  First, we have on our balance sheet "advances to suppliers” totaling $2,086,899 representing funds that we deposit with our suppliers in order to assure ourselves of on-time supplies of raw materials.

                In addition, as of June 30, 2010, the Company is contingently liable as a guarantor with respect to approximately $1,317,600 of indebtedness of non-related entities. Should any one of the entities default on its debt payments, the Company will be obligated to perform under that guarantee by making the required payments. The maximum potential amount of future payments that the Company is required to make under the guarantee was $1,317,600 as of June 30, 2010.

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

CHINA STATIONERY AND OFFICE SUPPLY, INC.

Date: August 16, 2010	/s/ Wei Chenghui
Wei Chenghui
Chief Executive Officer and Chief Financial Officer