Form 10-Q
period 2010-09-30
China Stationery & Office Supply, Inc.
filed 2010-11-19
CIK 1138724

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of Common Stock of the Registrant, par value $.0001 per share, outstanding at November 11, 2010 was 11,987,427.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.
CHINA STATIONERY & OFFICE SUPPLY, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
FOR THE NINE MONTHS ENDED SEPTEMBER 30 2010, AND 2009
	(Unaudited)	(Audited)
	September 30	December 31
ASSETS	2010	2009

Current Assets:
Cash and cash equivalent	$1,858,669	$428,155
Accounts receivable-net	2,920,210	3,290,359
Inventory	4,466,981	4,096,368
Advance to suppliers	3,335,066	2,066,610
Other receivable	172,543	663,546
Prepaid expense	58,175	44,536
Total Current Assets	12,811,644	10,589,574

Long-term investment
Property, plant & equipment, net	7,651,720	7,397,815
Intangible asset, net	1,294,426	1,282,779
Other assets	478,951	653,957

Total Assets	$22,236,741	$19,924,124
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$2,092,488	$3,081,508
Accrued and other payable	1,154,235	829,585
Notes payable	1,726,303	307,440
Short-term bank loans	16,916,100	14,420,400
Advanced from customers	910,255	1,288,052
Total Current Liabilities	22,799,382	19,926,985

Long-Term Liabilities:	-	-
Total Liabilities	22,799,382	19,926,985

Minority interest in consolidated subsidiary	(60,405)	5,180

Stockholders' Equity:
Preferred stock- $.001 par value, 2,000,000 shares authorized and
500,000 shares issued and outstanding
Common stock, stated value $.0001, 50,000,000 authorized
11,987,427 shares issued and outstanding	11,987	11,987
Additional paid in capital	1,198,013	1,198,013
Retained earnings	(3,737,802)	(3,213,843)
Statutory reserve	590,380	590,380
Accumulated other comprehensive income	1,435,186	1,405,423
Total Stockholders' Equity	(502,236)	(8,040)

Total Liabilities and Stockholders' Equity	$22,236,741	$19,924,124
The accompanying notes are an integral part of these finanical statements

CHINA STATIONERY & OFFICE SUPPLY, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
FOR THE NINE MONTHS ENDED SEPTEMBER 30 2010, AND 2009

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

Net Sales	$2,585,483	$2,750,002	$8,843,882	$8,017,188
Cost of Goods Sold	2,268,491	2,462,845	7,912,630	7,353,520
Gross Profit	316,992	287,157	931,252	663,668

Operating Expenses:
Sales Expenses	70,503	80,828	288,267	356,086
General and Administrative Expenses	234,071	250,026	677,812	686,625
Total Operating Expenses	304,574	330,854	966,079	1,042,710

Income from operations	12,418	(43,697)	(34,827)	(379,042)

Other( income) /expenses:
Interest expense	(229,227)	(215,821)	(533,642)	(713,971)
Government subsidy income	7,368	1,756	10,178	56,202
Non-operation (income)expense	(1,479)	1,752	(31,253)	1,521
Total other (income)/expenses	(223,338)	(212,313)	(554,717)	(656,248)

Income (loss) from continuing operations	(210,920)	(256,010)	(589,544)	(1,035,289)
Minority interest	(23,351)	(28,764)	(65,585)	(116,112)
Net loss	(187,569)	(227,246)	(523,959)	(919,177)
Other comprehensive item:
Unrealized gain on foreign currency translation	(21,663)	225	29,763	37,239

Net comprehensive income	$(209,232)	$(227,021)	$(494,196)	$(881,938)

Earnings per common share-basic and diluted	(0.02)	(0.02)	(0.04)	(0.07)
Weighted average common shares-basic and diluted	11,987,427	11,987,427	11,987,427	11,987,427
The accompanying notes are an integral part of these finanical statements

CHINA STATIONERY & OFFICE SUPPLY, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30 2010, AND 2009

	Nine Months Ended	Nine Months Ended
Cash Flows From Operating Activities:	Sept. 30,2010	Sept. 30,2009

Net income (loss)	$(523,959)	$(919,177)
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interest	(65,585)	(116,112)
Depreciation and amortization	607,368	421,659
Loss on disposal of fixed assets
Changes in assets and liabilities:
Accounts receivable, net	370,149	1,695,850
Inventories	(370,613)	(1,013,244)
Advances to vendors	(1,268,456)	(56,589)
Other receivables, net	491,003	34,231
Prepaid expenses	(13,639)	228,959
Accounts payable	(989,019)	(324,039)
Advances from customers	(377,796)	(22,595)
Accrued expenses, taxes and sundry current liabilities	(131,078)	12,913
Net Cash (Used in) Provided by Operating Activities	(2,271,626)	(58,144)

Cash Flows From Investing Activites
Long-term Investment
Acquisition of property and equipment	(566,836)	(28,393)

Net Cash Used In Investing Activities	(566,836)	(28,393)
Cash Flows From Financng Activites
Proceeds from and (repayments) to bank loans, net	2,495,700	(732,505)
Proceeds (repayment) of notes payable	1,418,863	(322,302)
Net Cash Provided by (Used) in Financing Activities	3,914,563	(1,054,807)
Effect of foreign currency translation gain (loss)	29,763	37,239

Net Increase in Cash And Cash Equivalents	1,105,864	(1,104,105)

Cash and cash equivalents at the Beginning of the Years	428,155	1,816,510

Cash and cash equivalents at the End of the Years	$1,858,669	$712,405

Supplemental Disclosures of Cash Flow Information:

Cash Paid During The Years for:
Interest Paid	$533,642	$713,971
Income Taxes Paid		-
The accompanying notes are an integral part of these finanical statements

CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

Cash and cash equivalents

Cash and cash equivalents at September 30, 2010 consist of cash on hand and demand deposit account with banks. For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

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

Foreign currency translation

The functional currency of China Stationery and Office Supply, Inc and Subsidiaries is the Chinese Renminbi (“RMB”).  For financial reporting purposes, RMB has been translated into United States dollars as the reporting currency. Assets and liabilities are translated at the period-end exchange rate $0.14970 in effect at the balance sheet date. Income statement accounts are translated into United States dollars at weighted average exchange rate for the periods exchange rate $0.14837. Capital accounts are translated into United States dollars at their historical exchange rates when the capital translation occurred. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income”. Gains and losses resulting from foreign currency transactions are included in accumulated other comprehensive income.

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

NOTE 3- ACCOUNTS RECEIVABLE

Accounts receivable is uncollateralized, non-interest bearing customer obligations typically due under terms requiring payment within 90-120 days from the invoice date.  However, the Company does extend certain customers credit terms up to 12 months.  Accounts receivable are stated at the amount billed to the customer.  Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the oldest unpaid invoices. As of September 30, 2010 and December 31, 2009, the net balance of the accounts receivable is $2,920,210 and $3,290,359, respectively.

NOTE 4- INVENTORIES

A summary of the components of inventories at September 30, 2010 and December 31, 2009 is as follows:

	30-Sep-10	31-Dec-09
Raw materials	$988,091	$558,815
Work in process	2,111,669	2,106,764
Finished goods	1,317,564	1,299,931
Packaging supplies	49,656	130,858
Total	$4,466,981	$4,096,368

NOTE 5- ADVANCES TO SUPPLIERS

As a normal practice of doing business in China, the Company is frequently required to make advance payments to suppliers for raw materials. Such advance payments are interest free. The balances of advances to suppliers were $3,335,066 and $2,066,610 as of September 30, 2010 and December 31, 2009 respectively.

NOTE 6- OTHER RECEIVABLE

Other receivable, $172,543 and $663,546 as of September 30, 2010 and December 31, 2009, respectively, consisted of the following items:

	September 30,	December 31,
	2010	2009
Loan to employees	$17,153	$336,381
Exported tax refund	136,827	40,682
Refundable security deposit	150	117,120
Other miscellaneous	18,413	169,362
	$172,543	$663,545

NOTE 7- PREPAID EXPENSE

Prepaid expense consists of prepaid insurance and prepaid purchasing production equipment as of September 30, 2010 and December 31, 2009 for the amount of $58, 175 and $44,536, respectively.

NOTE 8- PROPERTY AND EQUIPMENT

A summary of property and equipment at September 30, 2010 and December 31, 2009 is as follows:

	September 30, 2010	December 31, 2009
Building	$6,657,547	$6,457,495
Manufacturing equipment	3,434,550	3,146,638
Office equipment and furniture	625,765	611,971
Vehicles	917,499	975,735
Total Fixed Assets	11,635,362	11,191,839
Less: Accumulated Depreciation	(3,983,642)	(3,794,024)
Total Fixed Assets-net	$7,651,720	$7,397,815

Depreciation expense for nine and three months period ended September 30, 2010 was $581,358 and $193,786, respectively.

NOTE 9- INTANGIBLE ASSETS

The company’s office and manufacturing site is located in Qiaotouhu Street Scene, Ninghai Zhejiang China. The Company leases the land from the local government of PRC with the term from November 2001 to November 2051. The fair value amount of acquisition of the right to use land was recorded as an intangible asset and is being amortized over the lease term 50 years.

A summary of intangible assets at September 30, 2010 and December 31, 2009 is as follows:

	September 30,	June 30, 2010
	2010
Intangible	$1,734,056	$1,695,830
Less: Accumulated	(439,630)	(413,051)
Net, intangible	$1,294,426	$1,282,779

Amortization expense for the nine and three months period ended September 30, 2010 was $26,010 and $8,670, respectively.

NOTE 10- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses were comprised of the following items as of September 30, 2010 and December 31, 2009.

	September 30, 2010	December 31, 2009
Accounts payable	$2,092,488	$2,861,628
Accrued payroll and related liabilities	422,674	397,818
Accrued VAT payable	(26,034)	(41,375)
Miscellaneous accrued expense	757,596	693,022
	$3,246,723	$3,911,093

NOTE 11- SHORT-TERM BANK LOANS

The company borrowed funds from several financial institutions for its working capital. These borrowings are short term in nature and are secured by the Company’s real estate and bear interest ranging from 5.31% to 7.49% in 2010 and 2009. As of September 30, 2010 and December 31, 2009 the balance of short term loan was $16,916,100 and $14,420,400, respectively.

 NOTE 12- ADVANCES FROM CUSTOMERS

Advances from customers are non-interest bearing and unsecured. As of September 30, 2010 and December 31, 2009 the balances were $ 910,255 and $1,288,052, respectively.

NOTE 13- SEGMENT REPORTING

Under ASC 280, the Company has two reportable segments: Ningbo Binbin Stationery Co., Ltd (“Stationery”) and Ningbo Binbin Style Commodity Co., Ltd (“Style”).

Following is a summary of segment information for the three months ended September 30, 2010 and 2009:
Nine months ended September 30, 2010
	Stationery	Style	Total
Revenue	8,752,278	91,604	8,843,882
Operating income (loss)	37,284	(72,111)	(34,827)
Net Income (Loss)	(457,758)	(66,201)	(523,959)
Total Assets	25,558,455	2,618,142	28,176,597
Capital Expenditure	566,836	0	566,836
Depreciation and amortization	519,810	87,558	607,368
Interest expense	(533,642)	0	(533,642)
Nine months ended September 30, 2009
	Stationery	Style	Total
Revenue	$7,968,513	$0	$7,968,513
Operating income (loss)	(239,261)	(139,780)	(379,042)
Net Income (Loss)	(805,928)	(113,249)	(919,177)
Total Assets	22,142,656	3,163,049	25,305,705
Capital Expenditure	28,393	0	28,393
Depreciation and amortization	336,444	85,215	421,659
Interest expense	713,979	(8)	713,971

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

The Company incurred losses in the six months ended September 30, 2010 and year ended December 31, 2009. Therefore, Company was not required to allocate the “statutory surplus reserve”

NOTE 15- INCOME TAXES

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

Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets and liabilities, respectively, will be realized. Therefore, there are no deferred tax assets or liabilities for the six months ended September 30, 2010 and year ended December 31, 2009.

Since the Company’s Chinese subsidiaries (“Binbin” and NBSC”) are Sino-joint venture enterprises, under the Chinese tax regulation, they are exempt from corporate income tax. Accordingly, the Company has not accrued income tax for these subsidiaries for the six months ended September 30, 2010 and for the year ended December 31, 2009.

NOTE 16- EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no common stock equivalents available in the computation of earnings (loss) per share at September 30, 2010 and 2009.

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

There was no vendors who accounted for more than 5% of the Company’s total raw material purchases during the nine months period ended September 30, 2010.

The Company had four major customers who accounted for more than 5% of the total sales for the nine months period ended September 30, 2010. Accounts receivable from these customers at September 30, 2010 and 2009 were $742,859 and $183,590, respectively.

The Company’s sales are heavily dependent on exports sales to USA and Asia for the nine months period ended September 30, 2010.

NOTE 18- CONTINGENCIES

As of September 30, 2010, Ninbo Binbin Stationery Co., Ltd (“Binbin”) is contingently liable as a guarantor with respect to approximately $ 1,347,300 of indebtedness of non-related entities. The term of the guarantees is through August 29, 2011. At any time through that day, should any one of the entities default on its debt payments, Binbin will be obligated to perform under that guarantee by making the required payments. The maximum potential amount of future payments that Binbin is required to make under the guarantee was $1,347,300 as of September 30, 2010.

NOTE 19 – SUBSEQUENT EVENTS

On October 13, 2010,  the controlling shareholders of CSOF and several non-affiliated shareholders of CSOF entered into a non-binding letter of intent with certain purchasers to sell controlling interest of CSOF.

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

Although sales have improved in the first half of 2010, the improvement has been less than is necessary to return our company to profitability.  Net sales for the nine months ended September 30, 2010 was $8,843,882, an increase of 10% from the nine months ended September 30, 2010.  The net sales revenue for the quarter ended September 30, 2010 was $2,585,483, which represents a decrease of $164,519 or 6% from the third quarter of 2009.

Our gross profit for the nine months ended September 30, 2010 increased by $267,584 from the first nine months of 2009, and represented a gross margin of 11%. The improvement occurred primarily because the price of several of our key raw materials decreased in the past year, as demand for non-ferrous metals, such as zinc, copper and nickel, subsided from the sharply higher levels experienced immediately before the recession. This reduction decreased the manufacturing cost of many of our products. We had a gross profit of $316,992 and a gross margin of 12% for the quarter ended September 30, 2010, as compared to gross profit of $287,157 and gross margin of 10% for the same period of 2009.  As the world pulls out of recession, however, we anticipate the the demand for raw materials will push prices higher again in the future.

Our current level of operations remains inadequate to support our corporate overhead. As a result, we incurred a loss from operations of $523,959 during the nine months ended September 30, 2010, and we also incurred $187,569 of net loss from operations during the third quarter of 2010. Both of these results were improvements from the prior year period.  At the same time, however, we carry over $15 million in bank debt.  So even a small profit from operations is not sufficient to cover our interest expenses. We do not expect either of the two negative pressures on our business -  the falling value of the Dollar or the reduction in demand for business products - to be reversed in the near future. Therefore we cannot predict if or when we may return to profitability.

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

Liquidity and Capital Resources

As of September 30, 2010, we had a working capital deficit of $9,987,738, which was $650,327 worse that our deficit at December 31, 2009. Our operations used $2,271,626 in cash during the first nine months of 2010. We increased our accounts payable by $989,019, and our advances to vendor by $1,268,456, for the nine months ended September 30, 2010.

The primary reason for the magnitude of our working capital deficit is the customary Chinese banking practice of funding business clients through short-term debt. Because of that policy, our entire bank debt ($16.9 million on September 30, 2010) is categorized as a short-term liability. Our expectation is that we will be permitted by the bank to roll over as much of the debt as we require. So this arrangement provides us with considerable flexibility in molding our debt structure to our immediate need.

Our liquidity is affected by certain financing arrangements that we have made, involving certain suppliers of our raw materials and other companies with which we have mutual assistance relationships. These relationships manifest themselves in two ways, both of which are common practice in the Chinese business environment. First, we have on our balance sheet "advances to suppliers” totaling $3,335,066 representing funds that we deposit with our suppliers in order to assure ourselves of on-time supplies of raw materials.

In addition, as of September 30, 2010, the Company is contingently liable as a guarantor with respect to approximately $1,347,300 of indebtedness of non-related entities. Should any one of the entities default on its debt payments, the Company will be obligated to perform under that guarantee by making the required payments. The maximum potential amount of future payments that the Company is required to make under the guarantee was $1,347,300 as of September 30, 2010.

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

 None.

Item 6.       Exhibits

31.1 – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 – Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

CHINA STATIONERY AND OFFICE SUPPLY, INC.

Date: November 19, 2010	/s/ John Matthews
John Matthews
Chief Executive Officer and Chief Financial Officer

Date: November 19, 2010	/s/ Josh Winkler
Josh Winkler
Chief Executive Officer and Chief Financial Officer