Form 10-K
period 2010-12-31
China Stationery & Office Supply, Inc.
filed 2011-03-28
CIK 1138724

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-K
                            ---------

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

or

| |TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

                Commission file number: 0-49819

              CHINA STATIONERY AND OFFICE SUPPLY, INC.
       (Exact name of registrant as specified in its charter)

          Delaware                              33-0931599
 (State or other jurisdiction of    (IRS Employer Identification No.)
  incorporation or organization)




           708 Third Avenue
             New York, NY                           10017
(address of principal executive offices)          (Zip Code)


                Issuer's telephone number: 212-508-4700

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                 Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned
issuer, as defined in Rule 406 of the Securities Act.    Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
 Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes [ ] No [ ]

Indicate by check mark disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ] Accelerated filer       [ ]
Non-accelerated filer   [ ] Small reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

As of December 31, 2010 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was approximately $11,987.

The number of shares outstanding of the issuer's common stock, as of March 28, 2011 was 11,987,427.

DOCUMENTS INCORPORATED BY REFERENCE:  None

             For the Fiscal Year Ended December 31, 2010

  Item                                                           Page
-------                                                         -------

                                 PART I

Item 1.   Business                                                  4
Item 1A.  Risk Factors                                              9
Item 1B.  Unresolved Staff Comments                                 9
Item 2.   Description of Properties                                 9
Item 3.   Legal Proceedings                                         9
Item 4.  (Removed and Reserved)                                     9

                                 PART II

Item 5.  Market for Registrant's Common Equity,
  Related Stockholder Matters and Issuer Purchases of
  Equity Securities                                                10
Item 6.   Selected Financial Data                                  10
Item 7.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                    11
Item 7A.  Quantitative and Qualitative Disclosures
  About Market Risk                                                13
Item 8.  Financial Statements and Supplementary Data               13
Item 9.  Changes in and Disagreements with Accountants
  on Accounting and Financial Disclosure                           34
Item 9A.  Controls and Procedures                                  29
Item 9B.  Other Information                                        30

                                  PART III

Item 10.  Directors, Executive Officers and Corporate Governance   37
Item 11.  Executive Compensation                                   39
Item 12.  Security Ownership of Certain Beneficial Owners and
  Management and Related Stockholder Matters                       40
Item 13.  Certain Relationships and Related Transaction,
  and Director Independence                                        41
Item 14.  Principal Accountant Fees and Services                   41

                          PART IV

Item 15.  Exhibits, Financial Statement Schedules                  41

Signatures                                                         42

                                 PART I

          CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements regarding registrant, its business and its financial prospects. These statements represent management's present intentions and its present belief regarding the registrant's future. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this report.

Because these and other risks may cause the registrant's actual results to differ from those anticipated by management, the reader should not place undue reliance on any forward-looking statements that appear in this report. Readers should also take note that the registrant will not necessarily make any public announcement of changes affecting these forward-looking statements, which should be considered accurate on this date only.

ITEM 1. BUSINESS

In early November 2010, the board of directors of the registrant changed its business plan to pursue global wealth strategy and asset management for high net-worth individuals, families and institutional clients. The registrant intends to offer services including separately-managed accounts, sub-advisory relationships, structured products, mutual funds, and other investment vehicles to unaffiliated corporate and public employee pension funds, endowment funds, domestic and foreign institutions, and governments and affiliates around the world. The registrant will also offer in-depth portfolio strategy, trading and brokerage services to institutional and individual investors. Prior to the change in its business plan, the registrant's primary business, through Ningbo Binbin Stationery Co., Ltd., its then operating subsidiary based in China, was to develop, manufacture and market office supplies including stationery, hole punchers, staplers, pens and pencils, rubber stamps, felt markers and numerous other items, which are sold through a worldwide network of distributors in China.

     On January 1, 2011, Wei Chenghui, as manager of Ningbo Binbin Stationery Co., Ltd., exercised the call option pursuant to the exercise provisions of an Assignment and Assumption and Management Agreement.

     Pursuant to an Assignment and Assumption and Management Agreement dated October 27, 2010, the registrant granted the manager an irrevocable call option to acquire all of the registered capital of the Ningbo Binbin. The manager also granted to the registrant an irrevocable put option to cause the manager to purchase all of the registered capital of Ningbo Binbin. Either the put option or the call option could be exercised at any time when Ningbo Binbin does not represent substantially all of the assets of the registrant. In addition, the call option could be exercised by the manager at any time on or after January 1, 2011.

     Upon exercise of the call option, the manager delivered to the registrant, duly endorsed for transfer to the registrant, one or more certificates representing in aggregate three million seven hundred ninety six thousand nine hundred thirty eight (3,796,938) shares of the registrant's common stock and a written personal and unconditional
guarantee of the obligations of Ningbo Binbin.   The registrant will
provide any reasonable assistance required by the manager to affect the registration with the government of China of the transfer of the registered capital of Ningbo Binbin.

Proposed Merger with Global Arena Holding Subsidiary Corp.

On January 19, 2011, China Stationery entered into the Agreement and Plan of Merger with Global Arena. Upon the terms and subject to the conditions of the Merger Agreement, at the effective date of the Merger, Global Arena will merge with and into China Stationery, with China Stationery continuing as the surviving corporation.

       Global Arena, a Delaware corporation, is a holding company and owns operates through its subsidiaries, Global Arena Investment
Management LLC, Global Arena Commodities Corp., Global Arena Trading Advisors LLC, Lillybell Entertainment LLC and a minority owned investment in Global Arena Capital Corp..

Global Arena Investment Management LLC
--------------------------------------
Global Arena completed the 95 % acquisition of Atlantis Asset
Management in April 2009, which was wholly owned by Michael Cohn who owns the remaining 5 %. Atlantis Asset Management had been an operating registered investment advisor since May 2005, Global Arena then changed the name of the firm to Global Arena Investment Management LLC. GAIM is a Registered Investment Advisor with the Securities
Exchange Commission, Central Registry Deposit Number 135835.

Michael Cohn has been a financial services professional for over 22 years. Since 2004, Mr. Cohn was the portfolio manager and chief investment strategist at Atlantis Asset Management. His specialties are equities, derivatives, commodities and fixed income strategies using innovative risk management techniques to preserve wealth, and create high income and growth oriented portfolios with lowered market risk.

From 1995 to 2003, he was the President and Managing Partner of Raymar Capital Inc., a stock and option specialist firm on the American Stock Exchange. Mr. Cohn started his career in 1985 at Bear Stearns & Co. in New York City. His experience there included Treasury bond trading, mortgage backed securities trading and underwriting, risk arbitrage, and OTC trading. He has been a member of both the New York and American Stock Exchanges. Mr. Cohn is a risk management consultant to other asset managers and financial advisors on using derivatives to manage risk and create income. Mr. Cohn has been quoted on CNBC and in major financial print publications such as Forbes, Wealth Manager, Financial Planning and others. Mr. Cohn has had articles published in journals such as the Journal of Wealth Management.

On July 27, 2009, Global Arena, completed its second acquisition with the acquisition of the assets of the MF Group, a securities brokerage and asset management firm that had been in existence for 20 years.

GAIM currently manage approximately $110,000,000 in separately managed accounts, the majority of which are held at held Fidelity Advisor.

GAIM is a global wealth strategy and asset management firm for high net-worth individuals, families and institutional clients. GAIM offers services including separately-managed accounts, mutual funds, and other investment vehicles to unaffiliated corporate and public employee pension funds, endowment funds, domestic and foreign institutions, and governments and affiliates around the world. GAIM also offers in-depth portfolio strategy, trading and risk management services to institutional and individual investors.

GAIM believes the client is best served if given access to a diversity of strategies, platforms and manager styles under one top-level umbrella firm. Each manager is free to operate independently deriving the benefits of economies of scale of the top-level operating environment, yet each contributing to the whole by providing a diversity of investment perspective and expertise.

GAIM has three related rules:
   -  Maintain independence and avoid conflicts of interest;
   -  Act in accord with the highest ethical standards; and
   - The organization operates with 100% investment transparency and performance disclosure.

                      Global Arena Investment Management LLC

Wealth Management for        Portfolio Management for      Institutional Investors
Taxable & Tax-Exempt Clients Institutional Investors        & Consulting
-  Asset Allocation         - All Cap Core Portfolios    - Private placements
-  Equity, Fixed Income     - Investment Policy Design   - Executive Concentrated
-  Risk Management          - Multi-Strategy             - Corporate Cash Management

Global Arena Commodities Corporation
------------------------------------
Global Arena Commodity Corporation completed its registration with the National Futures Association in July 2009. Our NFA Registration is 0409315. GACC is owned 100% by Global Arena.

GACC is directed by its President John Piazza, who brings over 20 years of financial trading experience.

Mr. Piazza is licensed with the NFA and has been a member of the American Stock Exchange and the New York Mercantile Exchange. From 2006 to 2007, he worked with the Commodities Division of Clark Dodge &
Company.

From 2003-2006, he was an independent trader and broker on the trading floor of the COMEX Division of the NYMEX, trading and managing a portfolio of gold and silver futures and options in addition to executing customer orders. From 1986 to 2003, Mr. Piazza joined Triple J Trading, LLP, a successor to S&S Securities, as a manager of the group, responsible for developing and implementing strategies to manage risk.

Mr. Piazza was a independent option principal member of the AMEX, acting as a market maker in listed equity and index options and trading these securities as well as equities and derivative products in a proprietary account. Mr. Piazza began his career in 1981 on the trading floor of the American Stock Exchange with the firm of Dritz, Goldring, and Wohlreich. As a specialist in corporate bonds, equities, and equity and index options, Mr. Piazza was responsible for trading in the firm account while serving as the primary market maker in these
securities.   Mr. Piazza became a registered member of the National
Future Association and a licensed Member of the New York Mercantile Exchange. Mr. Piazza attended Yale University and holds Series 3 and Series 7 commodity and securities industry licenses.

GACC is focused on providing commodity brokerage facilities to professional traders, Commodity Trading Advisors, Commodity Pool
Operators as well as offering managed futures accounts to institutional and individual investors.

In July 2009, GACC completed its clearing agreement with MF Global as a guaranteed introducing broker. MF Global provides GACC clients with services in the core functions of order execution, operational clearing, regulatory reporting and settlement.

Global Arena Trading Advisors LLC
---------------------------------
Global Arena Trading Advisors LLC is a registered commodities trading advisory firm, NFA identification number 0416975, which was formed in December 2009.

GATA is directed by its President John Piazza, who brings over 20 years of financial trading experience.

Mr. Piazza is licensed with the NFA and has been a member of the American Stock Exchange and the New York Mercantile Exchange. From 2006 to 2007, he worked with the Commodities Division of Clark Dodge &
Company.

From 2003-2006, he was an independent trader and broker on the trading floor of the COMEX Division of the NYMEX, trading and managing a portfolio of gold and silver futures and options in addition to executing customer orders. From 1986 to 2003, Mr. Piazza joined Triple J Trading, LLP, a successor to S&S Securities, as a manager of the group, responsible for developing and implementing strategies to manage risk.

Mr. Piazza was a independent option principal member of the AMEX, acting as a market maker in listed equity and index options and trading these securities as well as equities and derivative products in a proprietary account. Mr. Piazza began his career in 1981 on the trading floor of the American Stock Exchange with the firm of Dritz, Goldring, and Wohlreich. As a specialist in corporate bonds, equities, and equity and index options, Mr. Piazza was responsible for trading in the firm account while serving as the primary market maker in these securities. Mr. Piazza became a registered member of the National Future Association and a licensed Member of the New York Mercantile Exchange. Mr. Piazza attended Yale University and holds Series 3 and Series 7 commodity and securities industry licenses.

GATA is owned 100% by Global Arena. GATA has is currently negotiating a sub-manager agreement with a Commodity Trading Advisor, to manage the commodity trading advisor. GATA will charge a 2% annual fee, and will participate in 20% of any accretive profits, if any.

Lillybell Entertainment LLC
---------------------------
Lillybell Entertainment LLC was formed by Global Arena as an investment vehicle to invest entertainment properties which include Theater, Television, Film and Art. Global Arena owns 66% of Lillybell. Ms. Kathryn Weisbeck is the Chief Executive Officer of LE and is the sole owner of the remaining 33%.

Ms. Weisbeck is a member of the Screen Actors Guild, American
Federation of Television and Radio Artists, Actors Equity, and Film Independent; host of the Independent Spirit Awards.

In 2003 Kathryn graduated With Honors from Loyola Marymount University earning a Bachelor of Arts in Dance and a second degree, Bachelor of Arts in Individualized Study: Musical Theatre. The program she created is now offered as a BA in Musical Theatre by the school. During her time at LMU, Kathryn participated in many student films, theatre productions and dance concerts, was a projectionist for film classes, was a member of Sursum Corda, a service organization, directed and choreographed Jesus Christ Superstar, and toured the US with their highly regarded Concert Choir.

Ms. Weisbeck has appeared on As the World Turns, ER, Canterbury's Law and worked on films; 27 Dresses, (500) Days of Summer, The Accidental Husband, Solitary Man as well as numerous independent films and countless plays including West Side Story, Singin' in the Rain, Anything Goes, Macbeth, and Oliver.

Lillybell will raise investment funds from qualified institutions, family office investment managers, and accredited investors, through general partnerships, and Limited Partnerships thereby benefiting in the priniciple ownership of the properties, and participating in the profits, if any.

Lillybell's first entertainment project will be the Lillybell Art Fund LP, a limited partnership organized under Delaware partnership law. The general partner is a Delaware limited liability company and was organized in 2011 primarily to serve as general partner to the fund. The general partner has the following members, Lillybell Entertainment LLC, managed by Kathryn Weisbeck and John Matthews and Flamingo Drive Enterprises, Inc. managed by Paul Fisher and Joanna C. Sikes.
	The majority of the fund's assets will be used to purchase original Dale Chihuly works of special, historic or significant value from the following collections; Black Works, Putti Ikebana, Venetians, Macchia, Persians, Chandeliers and selections from the de Young exhibit.

Lillybell Entertainment will act as a general partner of the fund and will be entitled to 60% of a 2% annual fee on the funds raised and 60% of a 20% performance bonus if the value of the fund exceeds 120% of the limited partners original Investment.

Global Arena Capital Corp.
--------------------------
Global Arena Capital Corp., is a full service registered broker/dealer with the U.S. Securities Exchange Commission and the Financial Industry Regulatory Authority, and is a member of the Municipal Securities Rulemaking Board and Securities Investor Protection Corp., operating under the Central Registry Deposit #16871.

Global Arena Holding owns 4.8% of Global Arena Capital. Global Arena Capital currently manages approximately $220,000,000 and clears its securities business, on a fully disclosed basis, thru RBC Correspondent Services, a division of RBC Capital Markets, a member of the New York Stock Exchange Euronext, FINRA and SIPC.


ITEM 1A.  RISK FACTORS

Not applicable to a smaller reporting company


ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.


ITEM 2.  DESCRIPTION OF PROPERTIES

The registrant's main office is located at 708 Third Avenue, 11th Floor, New York, New York, 10017. These premises consist of 4,500 square feet and are shared with Global Arena and its subsidiaries. The premises are provided free of charge by Global Arena until after the proposed merger. Global Arena pays approximately $24,200 per month in rent under their sublease. Global Arena expects to renegotiate the sublease following the merger. We believe these facilities are adequate for our present level of operations.


ITEM 3.  LEGAL PROCEEDINGS

None.


ITEM 4.  (REMOVED AND RESERVED)

                               PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)  Market Information.

Our common stock is listed for quotation on the OTC Bulletin Board under the trading symbol CSOF. The following table sets forth the bid prices quoted for our common stock during each quarter in the past two fiscal years.
                                                        Bid
                                                -------------------
                                                  High       Low
                                                --------   --------
Jan. 1, 2009 - Mar. 31, 2009                    $    .04   $    .02
Apr. 1, 2009 - June 30, 2009                    $    .08   $    .02
July 1, 2009 - Sep. 30, 2009                    $    .08   $    .04
Oct. 1, 2009 - Dec. 31, 2009                    $    .05   $    .01

Jan. 1, 2010 - Mar. 31, 2010                    $    .04   $    .03
Apr. 1, 2010 - June 30, 2010                    $    .04   $    .02
July 1, 2010 - Sep. 30, 2010                    $    .04   $    .02
Oct. 1, 2010 - Dec. 31, 2010                    $    .04   $    .02

(b) Holders. Our shareholders list contains the names of 685 registered stockholders of record of the registrant's Common Stock.

(c) Dividend Policy. We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

d) Securities authorized for issuance under equity compensation plans. No securities are authorized for issuance by the registrant under equity compensation plans.

e)  Performance graph.  Not applicable.

f)  Sale of unregistered securities.
The registrant did not sell any unregistered securities during the fourth quarter of 2010.

    Item 5(b)  Use of Proceeds.  Not applicable.

    Item 5(c) Purchases of Equity Securities by the issuer and affiliated purchasers.


ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Trends and Uncertainties
------------------------
In early November 2010, the board of directors of the registrant changed its business plan to pursue global wealth strategy and asset management for high net-worth individuals, families and institutional clients. The registrant intends to offer services including separately-managed accounts, sub-advisory relationships, structured products, mutual funds, and other investment vehicles to unaffiliated corporate and public employee pension funds, endowment funds, domestic and foreign institutions, and governments and affiliates around the world. The registrant will also offer in-depth portfolio strategy, trading and brokerage services to institutional and individual
investors.   Prior to the change in its business plan, China
Stationery's primary business, through Ningbo Binbin Stationery Co., Ltd., its then operating subsidiary based in China, was to develop, manufacture and market office supplies including stationery, hole punchers, staplers, pens and pencils, rubber stamps, felt markers and numerous other items, which are sold through a worldwide network of distributors in China.

Since November 2010, our main activities have been developing our business strategies, creating strategic alliances within the global wealth strategy and asset management industry, seeking equity financing and preparing for the merger with Global Arena.

We are currently not aware of any other known material trends, demands, commitments, events or uncertainties that will have, or are reasonable likely to have, a material impact on our financial condition, operating performance, revenues and/or income, or results in our liquidity decreasing or increasing in any material way.

Discontinued Operations
-----------------------
On January 1, 2011, Wei Chenghui, as manager of Ningbo Binbin
Stationery Co., Ltd., exercised the call option pursuant to the exercise provisions of an Assignment and Assumption and Management Agreement.

Pursuant to an Assignment and Assumption and Management Agreement dated October 27, 2010, the registrant granted the manager an irrevocable call option to acquire all of the registered capital of the Ningbo Binbin. The manager also granted to the registrant an irrevocable put option to cause the manager to purchase all of the registered capital of Ningbo Binbin. Either the put option or the call option could be exercised at any time when Ningbo Binbin does not represent substantially all of the assets of the registrant. In addition, the call option could be exercised by the manager at any time on or after January 1, 2011.

Upon exercise of the call option, the manager delivered to the registrant, duly endorsed for transfer to the registrant, one or more certificates representing in aggregate three million seven hundred ninety six thousand nine hundred thirty eight (3,796,938) shares of the registrant's common stock and a written personal and unconditional guarantee of the obligations of Ningbo Binbin. The registrant will provide any reasonable assistance required by the manager to affect the registration with the government of China of the transfer of the registered capital of Ningbo Binbin.

Results of Operations
---------------------
Due to the change of business focus and the sale of the subsidiary, a discussion of the results of operations for the last two years is not provided as the information is not relevant and does not provide an understanding of our current financial condition.

Liquidity and Capital Resources
-------------------------------
We have not received any revenues relating to our new business focus. Until we are able to complete the merger with Global Arena and raise funds to pursue our business plan, our activities will be restricted.

We are subject to ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. These costs range up to $75,000 per year and, although initially lower due to the sale of our subsidiary, will be higher subsequent to the merger and as our business volume and activity increases.

Plan of Operations
------------------
Over the next twelve months, we intend to:
Step                                       Timeframe   Estimated Cost
----                                       ---------   --------------
1.  Raise funds for working capital        1-2 months      $10,000

2.  Complete SEC and corporate filings
     relating to merger and other
     corporate actions                     1-2 months      $60,000

3.  Complete merger with Global Arena      2-3 months      $10,000

4.  Integrate operations of Global Arena   6-9 months     $100,000

5.  Expand operations                      9-12 months     not yet
                                                          determined

The main uncertainties or obstacles involved before planned operations can commence include
   -  raising sufficient funds
   -  completing the merger in a timely fashion and
   -  integrating and creating control and procedures.

Our current cash balance is estimated not to be sufficient to fund our current operations. If we are unable to complete the merger and raise sufficient funds or obtain alternate financing, we may never move sufficiently forward with our business plan and become profitable.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Critical Accounting Policies and Estimates

We have made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2009.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


Index to Financial Statements


Report of Independent Registered Public Accounting Firm        Page 14

Consolidated Balance Sheets as of December 31, 2010 and 2009   Page 15

Consolidated Statements of Income for the Years Ended
  December 31, 2010 and 2009                                   Page 16

Consolidated Statements of Changes in Stockholders'
  Equity for the Years Ended December 31, 2010 and 2009        Page 17

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2010 and 2009                                   Page 18

Notes to Consolidated Financial Statements                     Page 20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of China Stationery Office Supply, Inc and subsidiaries:

We have audited the accompanying balance sheets of China Stationery Office Supply, Inc and subsidiaries as of December 31, 2010 and 2009, and the related statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years ended. China Stationery Office Supply, Inc and subsidiaries' management are responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those auditing standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Stationery Office Supply, Inc and subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the year in the two-year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 22 to the consolidated financial statements, the Company has incurred significant operating losses and negative cash flows from operations through December 31, 2010, and has an accumulated deficit at December 31, 2010 of $3,629,433. These items, among other matters, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 22. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

P.C.LIU, CPA, P.C.
Flushing, NY
March 28, 2011

         CHINA STATIONERY OFFICE SUPPLY, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31, 2010 AND 2009

        ASSETS                    December 31, 2010  December 31, 2009
                                  -----------------  -----------------
Current Assets:
  Cash and Cash equivalents             $ 1,866,340        $   428,155
  Accounts Receivable, net                3,587,661          3,290,359
  Inventory                               3,423,217          4,096,368
  Advance to Suppliers                    2,049,989          2,066,610
  Other Receivable                          403,487            663,546
  Prepaid Expenses                           53,952             44,536
                                        -----------        -----------
Total Current Assets                     11,384,646         10,589,574
                                        -----------        -----------
Plant and Equipment, net                  7,642,241          7,397,815
Patent and Other Intangibles, net         1,291,671          1,282,779
Other Assets                                423,532            653,957
                                        -----------        -----------
Total Assets                            $20,742,090        $19,924,124

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                      $ 4,519,380        $ 3,911,093
  Notes Payable                           1,977,746            307,440
  Short-term Bank Loans                  13,644,000         14,420,400
  Advanced from Customers                 1,040,420          1,288,052
                                        -----------        -----------
Total Current Liabilities                21,181,547         19,926,985
                                        -----------        -----------
Long-Term Liabilities                             -                  -
                                        -----------        -----------
Total Liabilities                        21,181,547         19,926,985
                                        -----------        -----------
Noncontrolling interests in
  Consolidated Subsidiary:                  (58,526)             5,180
Stockholders' Equity:
  Common Stock, par value $.0001,
    50,000,000 shares authorized;
    11,987,427 shares issued and
    outstanding as of
    December 31, 2010 and 2009               11,987             11,987
  Additional Paid in Capital              1,198,013          1,198,013
  Retained Earnings                      (3,629,433)        (3,213,843)
  Statutory Reserve                         590,380            590,380
  Accumulated Other Comprehensive
    Income                                1,448,122          1,405,423
                                        -----------        -----------
Total Stockholders' Equity                 (380,931)            (8,040)
                                        -----------        -----------
Total Liabilities and
  Stockholders' Equity                  $20,742,090        $19,924,124
                                        ===========        ===========

              The accompanying notes are an integral
                part of these financial statements

      CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
           FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

                                              2010        2009
                                         ------------  ------------
Net Sales                                $ 14,962,319  $ 11,916,453
Cost of Goods Sold                         13,399,760    10,876,412
                                         ------------  ------------
Gross Profit                                1,562,559     1,040,042
                                         ============  ============
Operating Expenses:
  Sales Expenses                              451,694       528,293
  General and Administrative Expenses         862,068     1,808,464
                                         ------------  ------------
Total Operating Expenses                    1,313,762     2,336,757
                                         ------------  ------------
Income from Operations before other
  Income and (expenses)                       248,797    (1,296,716)
                                         ------------  ------------
Other (Income)/ Expenses:
  Interest Expense                            940,574     1,036,363
  Government Subsidy Income                    (2,470)      (62,057)
  Non-operation (Income)/ Expense            (210,011)      (41,794)
                                         ------------  ------------
Total Other Income and (Expense)              728,092       932,512
                                         ------------  ------------
Income (Loss) from Continuing Operations     (479,296)   (2,229,228)
Noncontrolling Interest                        63,706       284,114
Provision For Income Taxes                          -             -
                                         ------------  ------------
Net Loss                                     (415,590)   (1,945,113)
Other Comprehensive Income:
  Unrealized Gain (loss) on Foreign
    Currency Translation                       42,699        (1,123)
                                         ------------  ------------
Comprehensive Income                     $   (372,891) $ (1,946,236)
                                         ============  ============
Earnings per Common Share-
  Basic and Diluted                             (0.04)        (0.19)
                                         ============  ============
Weighted Average Common Shares-
  Basic and Diluted                        11,987,427    11,987,427
                                         ============  ============








              The accompanying notes are an integral
                part of these financial statement

       CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

                      Preferred     Common Stock              Accumulated
                        Stock     Par Value $.001  Additional    Other                                            Total
                     ----------   --------------    Paid in   Comprehensive  Retained  Statutory Comprehensive Stockholders'
                  Shares Amount  Shares    Amount   Capital     Income       Earnings   Reserve      Income       Equity
                  ------ ------  ------    ------  ---------- -------------  --------- ---------  ----------- ------------
Balance- December
  31, 2008          -    $   - 11,987,427 $11,987  $1,198,013  $1,406,546  $(1,268,730) $ 590,380              $ 1,938,196
    Net Loss                                                                (1,945,113)            (1,945,113)  (1,945,113)
    Allocation to
      Statutory Reserve                                                                                                  -
    Foreign currency
      adjustment                                                   (1,123)                             (1,123)      (1,123)
                                                                                                    ---------
Comprehensive income                                                                               (1,946,236)
                   ----  ----- ---------- -------  ----------  ----------  -----------  ---------               ----------
Balance- December
  31, 2009            -  $   - 11,987,427  11,987   1,198,013   1,405,423   (3,213,843)   590,380                   (8,040)
                   ----  ----- ---------- -------  ----------  ----------  -----------  ---------               ----------
    Net Loss                                                                   (415,590)             (415,590)    (415,590)
    Allocation to
      Statutory Reserve                                                                                                  -
    Foreign currency
      adjustment                                                    42,699                             42,699       42,699
                                                                                                    ---------
Comprehensive Income                                                                                 (372,891)
                   ----  ----- ---------- -------  ----------  ----------  -----------  ---------                ----------
Balance- December
  31, 2010            -  $   - 11,987,427 $11,987  $1,198,013  $1,448,122  $(3,629,433) $ 590,380                $ (380,931)
                   ====  ===== ========== =======  ==========  ==========   ==========  =========                ==========

                    The accompanying notes are an integral
                      part of these financial statements

     CHINA STATIONERY AND OFFICE SUPPLY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Cash Flows From Operating Activities:            2010        2009
                                            ------------  ------------
Net Income (Loss)                             $ (415,590)  $(1,945,113)
Adjustments to Reconcile Net Income
  to Net Cash Provided (Used) By
  Operating Activities:
    Noncontrolling Interest                       63,706       284,114
    Depreciation and Amortization Expense        834,734       602,255
    Loss on Disposal of fixed assets              13,834             -
    Forgiveness of Indebtedness                 (244,168)            -
Changes in assets and liabilities:
  Accounts receivables, net                     (297,302)      848,722
  Inventories                                    673,151       323,408
  Advances to vendors                             16,621       (91,817)
  Other receivables, net                         260,059        87,904
  Prepaid expenses                                (9,416)      131,724
  Accounts payable                              (659,138)      145,319
  Advances from customers                       (247,632)      691,485
  Accrued expenses, taxes and sundry
    current liabilities                        1,145,762      (551,669)
                                              ----------   -----------
Net Cash Provided (Used by
  Operating Activities)                       $1,134,621   $   526,333
                                              ----------   -----------
Cash Flows From Investing Activities:
Acquisition of property and equipment           (633,041)      (42,842)
                                              ----------   -----------
  Net Cash Provided (Used) in
    Investing Activities                        (633,041)      (42,842)
                                              ----------   -----------
Proceeds from and (repayments) to
  bank loans, net                               (776,400)   (1,548,209)
Proceeds (repayment) of notes payable          1,670,306      (322,514)
                                              ----------   -----------
  Net Cash Provided (Used) by
    Financing Activities                         893,906    (1,870,723)
                                              ----------   -----------
Effect of exchange rate changes on
  cash and cash equivalents                       42,699        (1,123)
                                              ----------   -----------
Increase in Cash and Cash Equivalents          1,438,185    (1,388,354)
                                              ----------   -----------
Cash and Cash Equivalents -
  Beginning Balance                              428,155     1,816,510
                                              ----------   -----------
Cash and Cash Equivalents - Ending Balance    $1,866,340   $   428,155
                                              ==========   ===========

Supplemental Disclosures of Cash Flow Information:

Cash Paid During The Years for:
  Interest Expense                            $  899,220   $ 1,036,363
                                              ==========   ===========
  Income Taxes                                $        -   $         -
                                              ==========   ===========

                  The accompanying notes are an integral
                   part of these financial statements

              CHINA STATIONERY AND OFFICE SUPPLY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2010

Note 1- Organization and Description of Business

China Stationery and Office Supple, Inc. (the "Company") was incorporated in the state of Delaware in February 2002. The Company's primary business, through its operating subsidiaries based in China, is to develop, manufacture and market office supplies including stationery, hole punchers, staplers, pens and pencils, rubber stamps, felt markers, and numerous other items, which are sold through a worldwide network of distributors in China.

The Company's business operations are carried on by its subsidiary, Ningbo Binbin Stationery Co., Ltd. ("Binbin"). Binbin was organized on January 29, 1998 under the laws of the People's Republic of China ("PRC"). On July 27, 2001, Binbin and its majority shareholder formed Ningbo Binbin Style Commodity Co., Litd ("NBSC") under the laws of the PRC. The primary business of NBSC is to manufacture and sell special office supplies and promotion products in the PRC. NBSC is 90% owned by Binbin.

On January 8, 2006, a Delaware corporation named "China Stationery and Office Supply, Inc. (the "Intermediate Subsidiary") acquired 90% of the registered capital of Binbin and the Intermediate Subsidiary were under control. For that reason the transfer of 90% of the stock of Binbin to the Intermediate Subsidiary did not meet the definition of a business combination defined by ASC 805, "Business Combinations, as amended". For transfers of assets under common control, the Company follows the provisions of Appendix D of ASC 805. In accordance with Appendix D of ASC 805, the receiving entity for transfers of net assets and exchanges of shares between entities under common control should report results of operations for the period in which the transfer occurs as though the transfer of net assets or exchange of equity interest has occurred at the beginning of the period.

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

              CHINA STATIONERY AND OFFICE SUPPLY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2010

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

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains cash and cash equivalents with financial institutions in the PRC. The Company performs periodic evaluation of the relative credit standing of financial institutions that are considered in the Company's investment strategy.

Bad debt reserves

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company's best estimate of the amounts that may not be collected. This estimate is based on reviews of all balances in excess payment terms, typically 90-120 days; however, the Company extends credit terms up to 12 months for certain customers. Based on this review which includes customer credit worthiness and history, general economic conditions and changes in customer payment patterns, the Company estimates the portion, if any, of the balance that will not be collected. Management reviews its valuation allowance on a monthly basis.

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

              CHINA STATIONERY AND OFFICE SUPPLY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2010

Note 2- Summary of Significant Accounting Policies (continued)

Long-lived assets

The Company accounts for long-lived assets in accordance with ASC 360 "Accounting for the impairment of Disposal of Long-Lived Assets", which became effective January 1, 2002. Under ASC 360, the Company reviews long-term assets for impairment whenever events or circumstances indicate that the carrying amount of those assets may not be recoverable. The Company has not incurred any losses in connection with the adoption of this statement.

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the present value of estimated future cash flows. As of December 31, 2010, we believe there is no impairment of our long-lived assets. There can be no assurance, however, that market conditions will not change or that there will be demand for our products, which could result in impairment of long-lived assets in the future.

Intangible assets

Intangible assets consist of "rights to use land and build a plant." According to the law of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 50 years. The method to amortize intangible assets is a 50-year straight=line method. The Company also evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows form these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

Revenue recognition

The Company recognizes revenue at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured.

              CHINA STATIONERY AND OFFICE SUPPLY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2010

Note 2- Summary of Significant Accounting Policies (continued)

Reportable segments

Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. All of the Company's assets are located in the PRC. The Company has two reportable segments based on their product lines.

Accounting for income taxes

The Company accounts for income taxes under the provisions of ASC 740 "Accounting for Income Taxes", which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statements carrying amounts of existing assets and liabilities and their respective tax basis. In addition, ASC 740 requires recognition of future tax benefits, such as carry forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

Foreign currency translation

The functional currency of China Stationery and Office Supply, Inc and Subsidiaries is the Chinese Renminbi ("RMB"). For financial reporting purposes, RMB has been translated into United States Dollars ("USD") as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing for the period. Capital accounts are translated at their historical exchange rates when the capital translation occurred. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income". Gains and losses resulting from foreign currency transaction are included in accumulated other comprehensive income.

Statement of cash flows

In accordance with Accounting Standards Codification ASC 230, "Statement of Cash Flows," cash flows from the Company's operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

              CHINA STATIONERY AND OFFICE SUPPLY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2010

Note 2- Summary of Significant Accounting Policies (continued)

New accounting pronouncements

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 - Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification.
The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51." If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 - Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

              CHINA STATIONERY AND OFFICE SUPPLY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2010

Note 2- Summary of Significant Accounting Policies (continued)

2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2010, FASB issued ASU No. 2010-9 Subsequent Events (Topic
855) - "Amendments to Certain Recognition and Disclosure Requirements". This update addresses certain implementation issues related to an entity's requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The amendments were effective upon issuance of the update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

In April 2010, FASB issued ASU No. 2010-13-Stock Compensation. The objective of this Update is to address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. It provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. Under Topic 718, awards of equity share options granted to an employee of an entity's foreign operation that provide a fixed exercise price denominated in (1) the foreign operation's functional currency or (2) the currency in which the employee's pay is denominated should not be considered to contain a condition that is not a market, performance, or service condition.

The amendments in this Update affect entities that issue employee share-based payment awards with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades that differs from the functional currency of

              CHINA STATIONERY AND OFFICE SUPPLY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2010

Note 2- Summary of Significant Accounting Policies (continued)

the employer entity or payroll currency of the employee. The amendments affect entities that have previously considered such awards to be liabilities because of their exercise price.

The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In July 2010, the FASB issued Accounting Standards Update 2010-20 which amends "Receivables" (Topic 310). ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity's risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. While ASU 2010-20 will not have a material impact on our consolidated financial statements, we expect that it will expand our disclosures related to notes receivables.

Note 3- Accounts Receivable

Accounts receivable are uncollateralized, non-interest bearing customer obligations typically due under terms requiring payment within 90-120 says from the invoice date. However, the Company does extend certain customers credit terms up to 12 months. Accounts receivable are stated at the amount billed to the customer. Payments of accounts receivable are allocated to the specific invoices identified on the customer's remittance advise or, if unspecified, are applied to the oldest unpaid invoices. As of December 31, 2010 and 2009, the net account receivable is $3,587,661 and $3,290,359, respectively.

              CHINA STATIONERY AND OFFICE SUPPLY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2010

Note 4- Inventories

A summary of the components of inventories at December 31, 2010 and 2009 are as follows:

                              December 31, 2010   December 31, 2009
                              -----------------   -----------------
Raw Materials                 $         698,211   $         558,815
Work in Process                       1,735,890           2,106,764
Packaging Supplies                      113,320             130,858
Finished Goods                          875,795           1,299,931
                              -----------------   -----------------
TOTAL                         $       3,423,217   $       4,096,368
                              =================   =================
Note 5- Advances to Supplies

As a normal practice of doing business in China, the Company is frequently required to make advance payments to suppliers for raw materials. Such advance payments are interest free. The balances of advances to suppliers were $2,049,989 and $2,066,610 as of December 31, 2010 and 2009 respectively.

Note 6- Other Receivable

Other receivable, $403,487 and $663,546 for the years of 2010 and 2009, respectively, mainly consisted of the following items:

                                 December 31, 2010   December 31, 2009
                                 -----------------   -----------------
Loan to employees                $         108,356   $         336,381
Exported tax refund                        114,147              40,682
Refundable security deposit                122,270             117,120
Other miscellaneous                         58,714             169,363
                                 -----------------   -----------------
TOTAL                            $         403,487   $         663,546
                                 =================   =================

Note 7- Prepaid Expense

Prepaid expense consists of prepaid insurance and prepaid purchasing production equipment in the years of 2010 and 2009 for the amount of $53,952 and $44,536, respectively.

              CHINA STATIONERY AND OFFICE SUPPLY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2010

Note 8- Property and Equipment

A summary of property and equipment at December 31, 2010 and 2009 are as follows:

                                 December 31, 2010   December 31, 2009
                                 -----------------   -----------------

Building                         $       6,686,860   $       6,457,495
Manufacturing Equipment                  3,054,015           3,146,638
Office Furniture and Equipment           1,415,224             611,971
Vehicles                                   659,961             975,735
                                 -----------------   -----------------
Subtotal                                11,816,060          11,191,839
Less: Accumulated Depreciation          (4,173,819)         (3,794,024)
                                 -----------------   -----------------
Total Property and Equipment     $       7,642,241   $       7,397,815
                                 =================   =================

Depreciation expense for year ended December 31, 2010 and 2009 was $526,620 and $533,108 respectively.

Note 9- Intangible Assets

The company's office and manufacturing site is located in Qiaotouhu Street Scene, Ninghai Zhejiang China. The Company leases the land from the local government of PRC with the term from November 2001 to November 2051. The fair value amount of acquisition of the right to use land was recorded as an intangible asset and is being amortized over the lease term 50 years.

A summary of intangible assets at December 31, 2010 and 2009 are as follows:

                                 December 31, 2010   December 31, 2009
                                 -----------------   -----------------
Land Use Right                   $       1,756,064   $       1,716,357
Less: Accumulated Amortization            (464,493)           (433,578)
                                 -----------------   -----------------
Net Land Use Right               $       1,291,671   $       1,282,779
                                 =================   =================

Amortization expense was $308,114 and $69,147 as of December 31, 2010 and 2009, respectively.

Note 10- Other Assets

Other assets are molds used in the production of various stationery and office supplies. The cost of molds is amortized during their useful life. A summary of additions and amortization of other assets for years ended December 31, 2010 and 2009 are as follows:

              CHINA STATIONERY AND OFFICE SUPPLY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2010

                                 December 31, 2010   December 31, 2009
                                 -----------------   -----------------
Beginning Balance                $         677,184   $         776,376
Additions                                    4,416             176,436
Less: Amortization during the year        (258,068)           (298,855)
                                 -----------------   -----------------
Ending Balance                   $         423,532   $         653,957
                                 =================   =================

Note 11- Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses were comprised of the following items as of December 31, 2010 and 2009.

                                 December 31, 2010   December 31, 2009
                                 -----------------   -----------------
Accounts Payable                 $       1,958,322   $       2,861,628
Accrued Payroll and
  Related Liabilities                      427,986             397,818
Accrued VAT Payable                          9,942             (41,375)
Miscellaneous Accrued Expense            2,123,131             693,022
                                 -----------------   -----------------
TOTAL                            $       4,519,380   $       3,911,093
                                 =================   =================

Note 12- Short-Term Bank Loans

The company borrowed funds from several financial institutions for its working capital. These borrowings are short term in nature and are secured by the Company's real estate and bear interest ranging from 5.35% to 6.31% in 2010 and 5.35% to 7.49% in 2009. As of December 31,
2010 and 2009 the short term loan was $13,644,000 and $14,420,400, respectively.

Note 13- Advances From Customers

Advances from customers are non-interest bearing and unsecured. As of December 31, 2010 and 2009 the balances were $1,040,420 and $1,288,052 respectively.

Note 14- Stockholders' Equity

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

              CHINA STATIONERY AND OFFICE SUPPLY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2010

Note 14- Stockholders' Equity (continued)

On June 26, 2006, the Board of Directors approved a 5-to-32 reverse stock split of the Company's outstanding shares of common stock. The reverse stock split became effective on July 18, 2006. All share and per share information included in these consolidated financial statements has been adjusted to reflect this reverse stock split.

Note 15- Segment Reporting

Under SFAS 131, the Company has two reportable segments: Ningbo Binbin Stationery Co., Ltd ("Stationery") and Ningbo Binbin Style Commodity Co., Ltd ("Style"). Following is a summary of segment information for the year ended December 31, 2010 and 2009:

                                    Year ended December 31, 2010
                                    ----------------------------
                                 Stationery      Style        Total
                                ------------  ----------   -----------
Revenue                         $ 14,844,486  $  117,832   $14,962,319
Operating Income (Loss)         $    422,415  $ (173,618)  $   248,797
Total Assets                    $ 18,100,550  $2,641,540   $20,742,090
Capital Expenditure             $    633,041  $        0   $   633,041
Depreciation and Amortization   $    725,370  $  131,579   $   856,949
Interest Expense                $   (940,626) $       53   $  (940,574)

                                  Year ended December 31, 2009
                                  ----------------------------
                               Stationery       Style       Total
                               -----------  -----------  -----------
Revenue                        $11,795,337  $   121,116  $11,916,453
Operating Income (Loss)           (617,132)    (679,584)  (1,296,716)
Total Assets                    17,291,233    2,632,891   19,924,124
Capital Expenditure                 34,635        6,207       42,842
Depreciation and Amortization      442,401      159,854      602,255
Interest Expense               $(1,036,363) $         -  $(1,036,363)

Note 16- Statutory Common Welfare Fund

As stipulated by the Company Law of China, net income after taxation can only be distributed as dividends after appropriation has been made for the following:

(1) Making up cumulative prior years' losses, if any;

(2) Allocations to the "statutory surplus reserve" of at least 10% of income after tax, as determined under China's accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital;

              CHINA STATIONERY AND OFFICE SUPPLY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2010

Note 16- Statutory Common Welfare Fund (continued)

(3) Allocation of 5-10% of income after tax, as determined under China's accounting rules and regulations, to the Company's "statutory common welfare fund", which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees; and

(4) Allocations to the discretionary surplus reserve, if approved in the shareholders' general meeting.

The Company incurred losses in both years ended December 31, 2010 and 2009. Therefore, Company was not required to allocate the "statutory surplus reserve"

Note 17- Income Taxes

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

Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets and liabilities, respectively, will be realized. Therefore, there are no deferred tax assets or liabilities for the years ended December 31, 2010 and 2009.

Since the Company's Chinese subsidiaries ("Binbin" and "NBSC") are Sino-joint venture enterprises, under the Chinese tax regulation, they are exempt from corporate income tax. Accordingly, the Company has not accrued income tax for these subsidiaries for the years ended December 31, 2010 and 2009.

Note 18- Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no common stock equivalents available in the computation of earnings (loss) per share at December 31, 2010 and 2009.

              CHINA STATIONERY AND OFFICE SUPPLY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2010

Note 19- Current Vulnerability Due to Certain Concentrations

the Company's operations are carried out in China. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the Peoples Republic of China (PRC), and by the general state of the PRC economy.

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

Note 20- Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents. As of December 31, 2010 and 2009, substantially all of the Company's cash and cash equivalents were held by major banks located in the PRC of which the Company's management believes are of high credit quality. With respect to accounts receivable, the Company extends credit based on an evaluation of the customer's financial condition and customer payment practices to minimize collection risk on account receivable.

The Company had one major supplier who accounted for 24.4% of total raw material purchase during the year ended December 31, 2010. There was no single vendor who accounted for more than 5% of the Company's total raw material purchases during the year ended December 31, 2009. The balance of this major supplier of account payable at the December 31, 2010 accounted for 19.87%.

The Company had three major customers who accounted for 14.1%, 8.4% and 5.6% of the total sales for the year ended December 31, 2010. Accounts receivable from these customers at December 31, 2010 were 12.25%, 10.83% and 1.85%, respectively. The company had three major customers who accounted for 9.3%, 6.7% and 5.0% of the total sales for the year ended December 31, 2009. Accounts receivable from these customers at December 31, 2009 were 1.71%, 7.2% and 0%, respectively.

The Company's sales are heavily dependent on exports products to USA and Asia for both years ended December 31, 2010 and 2009.

Note 21- Contingencies

As of December 31, 2010, Ninbo Binbin Stationery Co., Ltd ("Binbin") is contingently liable as a guarantor with respect to approximately
$1,364,400 of indebtedness of non-related entities. The term of the guarantees is through March 23, 2011 and August 30, 2011. At any time

              CHINA STATIONERY AND OFFICE SUPPLY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2010

through that day, should any one of the entities default on its debt payments, Binbin will be obligated to perform under that guarantee by making the required payments. The maximum potential amount of future payments that Binbin is required to make under the guarantee was $1,364,400 and $1,317,600 as of December 31, 2010 and 2009
respectively.

Note 22- Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The company incurred net losses of $415,590 and $1,945,113 during the years ended December 31, 2010 and 2009, respectively, and had an accumulated deficit of $3,629,433 as of December 31, 2010.

Management plans to raise additional capital and borrowing short term loan from the banks to meet the expectation of increased operations costs to fund the operation expenses, and then reevaluate capital needs upon a review of sales performance resulting from the upcoming season.

Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and to repay the liabilities arising from normal business operations when they come due. We plan to continue to provide for our capital requirements by issuing additional equity securities and borrow funds from banks. No assurance can be given that additional capital will be available when required or on terms acceptable to us. We also cannot give assurance that we will achieve significant revenues in the future. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, we will have sufficient funds to execute our business plan or generate positive operating results.

These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Note 23- Subsequent Event

In October 23, 2010, the Company has sold 1,080,786 shares of common stock to an investor, Eosphoros Asset Management Inc. (EAM), for the price of $150,000. At the same day the EAM signed a Stock Option and Proxy agreement with certain holders of common stock of the Company. Pursuant to the agreement, beginning on February 28, 2011 and ending April 30, 2011, EAM has the right but not the obligation to purchase additional 1,752,771 shares of common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.

The term "disclosure controls and procedures" (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this annual report (the "Evaluation Date"). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer has concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b) Changes in internal controls.

The term "internal control over financial reporting" (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer has evaluated any changes in the Company's internal control over financial reporting that occurred during the fourth quarter of the year covered by this annual report, and they have concluded that there was no change to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of December 31, 2010, using the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") Internal Control - Integrated Framework as a basis for our assessment.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified two material weaknesses in our internal control over financial reporting. These material weaknesses consisted of:

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

Lack of independent control over policy implementation. Wei Chenghui is the sole director of China Stationery, as well as its Chief Executive Officer and Chief Financial Officer. As a result, Mr. Wei is responsible for both the development of financial policies and for their implementation. The absence of other directors to review the implementation of the Board's policies and the performance by management is a weakness because it could lead to a failure to note and remedy improper financial accounting.

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment. However, we have to weigh the cost of improvement against the benefit of strengthened controls, particularly in light of our current financial condition. However, because of the above conditions, management's assessment is that the Company's internal controls over financial reporting were not effective as of December 31, 2010.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.


ITEM 9B. OTHER INFORMATION.

None.

                               PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals are the members of China Stationery's board of directors and its executive officers.

Name              Age    Position with the Company    Term(s) of Office
------------    ------   -------------------------    -----------------
John S. Matthews         Chief Executive Officer      October 27, 2010
                            Director                     to present
Josh Winkler             Chief Financial Officer      October 27, 2010
                            Director                     to present
Wei Chenghui(1)             Director                  2006 to present
 (1)Mr. Chenghui shall resign as a director upon completion of the Merger.

Directors hold office until the annual meeting of the Company's stockholders and the election and qualification of their successors. Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

Departure of Directors or Certain Officers; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Effective October 27, 2010, Wei Chenghui resigned all held corporate offices in anticipation of a subsequent change in control of the registrant.

John S. Matthews
----------------
Mr. Matthews has been the chief executive officer of Global Arena since February 2008. From January 2006 to February 2008, Mr. Matthews was the president of Clark Dodge, a FINRA registered broker/dealer.

From January 2003 to September 2005, Mr. Matthews was the chairman of JSM Capital Holding Corp., held the independent contractor agreement for two Office of Supervisory Jurisdictions with vFinance Investments, Inc. and was responsible for all supervision of 35 registered representatives.

Concurrently, during the period from January 2003 until October 2004, Mr. Matthews served as the president of vFinance Investments and was responsible for all retail sales of 165 registered representatives and 28 branch offices.

From 2001 through 2003, Mr. Matthews served as Chairman of Ehrenkranz, King & Nussbaum, a NASD broker/dealer.

From 1996 to 2000, Mr. Matthews served as chairman and chief executive officer of Weatherly Securities Corp., a full service NASD brokerage firm. In May 2000, Weatherly Securities was sold to Weatherly
International PLC, a publicly-traded company listed on the London Stock Exchange's Alternative Investment Market.

From 1992 to 1996, Mr. Matthews worked as a registered representative, qualifying as a NASD Series 24 principal in 1992. Over the course of his career, Mr. Matthews has gained extensive experience with the daily operation and administration of a financial services firm.

Mr. Matthews graduated with a bachelor of arts from Long Island
University in 1986.

Josh Winkler
------------
Mr. Winkler has been the chairman of the board of Global Arena since February 2008. Mr. Winkler has extensive background and experience in accounting, operations and financing especially in the healthcare, telecommunications, technology, entertainment, finance, among other sectors. In the last several years, Mr. Winkler has been involved in venture and growth capital financing business representing ultra high net worth individuals. He brings with him an extensive managerial and operation experience. From 2006 to 2008, after his retirement from IDT and Net2Phone, Mr. Winkler worked at BullDog Entertainment, LLC in the entertainment sector in ticketing and promotions, a company which was later sold to Warner Music Group.

From 1995 to 2002, Mr. Winkler served as the president of the retail division of IDT Corporation (NYSE: IDT), where he was an executive officer and member of the board of directors. His executive duties put him in control of the worldwide phone cards division. He also spun off a group known as Net2Phone which was later sold to AT&T. Prior to 1995, Mr. Winkler was the president of a leading medical complex and laboratory that provided family primary and urgent care for over ten years until it was sold. Prior to 1985, Mr. Winkler practiced as a certified public accountant for nearly ten years for national accounting and audit firms including Oppenheimer, Apple, Dixon & Company and other firms with strong taxation practices.

Wei Chenhui. From 2006 to October 27, 2010, Mr. Wei was chief executive officer and chief financial officer of China Stationery. Mr. Wei founded Nigbo Binbin in 1989 and has served as its president and chief executive officer since then. Under Mr. Wei's leadership, Ningbo Binbin has grown into a major participant in the Chinese office supply industry. In 2003, China's Ministry of Commerce included Ningbo Binbin in its list of "Top 100 Private Companies in Export Sales." Mr. Wei attend the Zhejiang Industrial University, with a concentration in business administration

Audit Committee; Compensation Committee; Nominating Committee

The board of directors has not yet appointed an audit committee or a compensation committee or a nominating committee, due to the small size of the board. The board of directors does not have an audit committee financial expert, due to the small size of the board.

Code of Ethics

The registrant does not have a written code of ethics applicable to its executive officers. The board of directors has not adopted a written code of ethics because there are so few executive officers of the registrant.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the registrant's common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2010.

ITEM 11.  EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to our executive officers.

                   Summary Compensation Table

Name and            Cash    Stock    Option    All Other
Principal     Year Salary   Awards   Awards   Compensation   Total
Position             ($)     ($)      ($)         ($)         ($)
------------- ---- ------   ------   ------   ------------   -----
John Matthews 2010    -       -        -           -           -
CEO           2009   n/a     n/a      n/a         n/a         n/a

Josh Winkler  2010    -       -        -           -           -
CFO           2009   n/a     n/a      n/a         n/a         n/a

Wei Chenghui  2010            -        -           -           -
CEO, CFO      2009 16,807     -        -           -           -

Equity Awards

Outstanding Equity Awards at December 31, 2010

              Number of     Number of
              Securities    Securities
              Underlying    Underlying
              Unexercised   Unexercised    Option      Option
                Options/     Options/     Exercise   Expiration
Name          Exercisable  Unexercisable   Price        Date
------------- -----------  -------------  --------   ----------
John Matthews      -            -             -           -
Josh Winkler       -            -             -           -
Wei Chenghui       -            -             -           -

Remuneration of Directors

None of the members of the board of directors receives remuneration for service on the board.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tabulates holdings of shares of the registrant by each person or entity who, subject to the above, as of March 28, 2011, holds of record or is known by management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of the registrant individually and as a group. Each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.

                                                        Percentage of
                                  Number & Class         Outstanding
Name and Address                     of Shares          Common Shares
----------------                  --------------        -------------
John Matthews
708 Third Avenue
New York City, NY 10017                       0                0.00%

Josh Winkler
708 Third Avenue
New York City, NY 10017                       0                0.00%

Wei Chengthui(1)
c/o Ningbo Binbin
Ziqtouhu Chenghuan Town
Nighai City Zheijang China 315611       499,635                4.17%

All Directors & Officers
as a group (3 persons)                  499,635                4.17%

Other 5% Shareholders

Bin Wei
c/o Ningbo Binbin
Ziqtouhu Chenghuan Town
Nighai City Zheijang China 315611       599,548                5.00%

Jufen Hu
c/o Ningbo Binbin
Ziqtouhu Chenghuan Town
Nighai City Zheijang China 315611     2,697,981               22.51%

Cede & Co
P.O. Box 222
Bowling Green Station
New York, NY 10274                    2,582,146               21.54%

(1) On January 1, 2011, Wei Chenghui, as manager of Ningbo Binbin Stationery Co., Ltd., exercised the call option pursuant to the exercise provisions of an Assignment and Assumption and Management Agreement. Upon exercise of the call option, Mr. Wei Chenghui delivered to the registrant, duly endorsed for transfer to the registrant, one or more certificates representing in aggregate three million seven hundred ninety six thousand nine hundred thirty eight (3,796,938) shares of the registrant's common stock. The common shares shall be cancelled by the registrant prior to the close of the merger.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE

Certain Relationships

None.

Director Independence

None of the members of the Board of Directors is independent, as "independent" is defined in the rules of the NASDAQ Stock Market.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.  We paid aggregate fees and expenses of approximately
$50,000 and $30,000 respectively, from P.C. Liu, CPA, P.C. for the 2010 and 2009 fiscal years. Such fees included work completed for our annual audits and for the review of our financial statements included in our Form 10-Q.

Tax Fees. We did not incur any aggregate tax fees and expenses from P.C. Liu, CPA, P.C. for the 2010 and 2009 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from P.C. Lui, CPA, P.C. during fiscal 2010 and 2009.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal years 2010 and 2009 were approved by the board of directors pursuant to its policies and procedures.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2010 and 2009
Statements of Operations for the years ended December 31, 2010 and 2009 Statements of Stockholders' Equity for the years ended December 31, 2010 and 2009
Statements of Cash Flows for the years ended December 31, 2010 and 2009 Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof: None.
(a)(3) Exhibits

The following of exhibits are filed with this report:

(31) 302 certification
(32) 906 certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    March 28, 2011

CHINA STATIONERY & OFFICE SUPPLY, INC.

/s/ John Matthews
------------------------------
By: John Matthews, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

/s/John Matthews             CEO/Director          March 28, 2011
-------------------
John Matthews

/s/Joshua Winkler            CFO/Controller        March 28, 2011
-------------------             Director
Joshua Winkler

/s/Wei Chenghui                Director            March 28, 2011
-------------------
Wei Chenghui