Form 10-Q
period 2011-03-31
China Stationery & Office Supply, Inc.
filed 2011-05-13
CIK 1138724

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2011
-OR-

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

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

                Issuer's telephone number: 212-508-4700

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was
required to submit and post such files).   Yes [ ]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]     Non-accelerated filer     [ ]
Accelerated filer       [ ]     Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

The number of outstanding shares of the registrant's common stock, May 13, 2011: Common Stock - 11,987,427

            CHINA STATIONERY AND OFFICE SUPPLY, INC.
                         FORM 10-Q
                           INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheets at March 31, 2011
         and December 31, 2010                                  3

         Statements of Operations for the three months
         ended March 31, 2011 and 2010                          4

         Statements of Cash Flows for the three months
           ended March 31, 2011 and 2010                        5

         Notes to Financial Statements                          6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations       10

Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                         12

Item 4.  Controls and Procedures                               12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                     13

Item 1A. Risk Factors                                          13

Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                         13

Item 3.  Defaults Upon Senior Securities                       13

Item 4.  (Removed and Reserved)                                13

Item 5.  Other Information                                     13

Item 6.  Exhibits                                              13

SIGNATURES                                                     13

              CHINA STATIONERY AND OFFICE SUPPLY, INC.
                             BALANCE SHEET
                              (UNAUDITED)

                                ASSETS             As of March 31, 2011
                                                   --------------------
Current Assets:
 Cash and Cash equivalents                             $        -
                                                       ----------
   Total Current Assets                                         -

Plant & Equipment, net                                          -
Patent and Other Intangibles, net                               -
Other Assets                                                    -
                                                       ----------
  Total Assets                                         $        -
                                                       ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts Payable                                      $        -
                                                       ----------
   Total Current Liabilities                                    -
                                                       ----------
   Total Liabilities                                            -
                                                       ----------
Stockholders' Equity:
 Common Stock, par value $0.001, 50,000,000
   shares authorized; 11,987,427 shares issued
   and outstanding as of March 31, 2011                    11,987
 Additional Paid-in Capital                             1,198,013
 Accumulated Deficit                                   (1,210,000)
                                                       ----------
   Total Stockholders' Equity                                   -
                                                       ----------
  Total Liabilities and Stockholders' Equity           $        -
                                                       ==========


                The accompanying notes are an integral
                 part of these financial statements

              CHINA STATIONERY AND OFFICE SUPPLY, INC.
                       STATEMENT OF OPERATIONS
                             (UNAUDITED)

                                     Three Months Ended March 31,
                                       2011                2010
                                       ----                ----
Revenue                           $         -         $         -
Cost of Goods Sold                          -                   -
                                  -----------         -----------
Gross Profit                                -                   -
                                  -----------         -----------
Operating Expenses:
 General and Administrative
 Expenses                                   -                   -
                                  -----------         -----------
  Total Operating Expenses                  -                   -
                                  -----------         -----------
Income from Operations before
 other Income and (expenses)                -                   -
                                  -----------         -----------
Income (Loss) from Continuing
 Operations                                 -                   -
Provision For Income Taxes                  -                   -
                                  -----------         -----------
Net Income (Loss)                           -                   -

Earnings Per Common Share
 -Basic and Diluted               $         -         $         -
                                  ===========         ===========
Weighted Average Common Shares
 -Basic and Diluted                11,987,427          11,987,427
                                  ===========         ===========


                The accompanying notes are an integral
                 part of these financial statements

              CHINA STATIONERY AND OFFICE SUPPLY, INC.
                       STATEMENT OF CASH FLOWS
                             (UNAUDITED)

                                          Three Months Ended March 31,
                                            2011                2010
                                            ----                ----
Cash Flows From Operating Activities:

Net Income (Loss)                          $      -            $      -
                                           --------            --------
 Net Cash Provided (Used) by
  Operating Activities                            -                   -

Cash Flows From Investing Activities:

Net Cash Provided (Used) in
  Investing Activities                            -                   -
                                           --------            --------
Cash Flows From Financing Activities:

Common Stock Issued                               -                   -

 Net Cash Provided (Used) by
  Financing Activities                            -                   -
                                           --------            --------
Increase in Cash and Cash Equivalents             -                   -

Cash and Cash Equivalents
 -Beginning Balance                               -                   -
                                           --------            --------
Cash and Cash Equivalents
 - Ending Balance                          $      -            $      -
                                           ========            ========

Supplemental Disclosures of Cash Flow Information:

Cash Paid During The Years for:
 Interest Paid                             $      -            $      -
                                           ========            ========
 Income Taxes                              $      -            $      -
                                           ========            ========

            CHINA STATIONERY AND OFFICE SUPPLY, INC.
                   NOTES TO FINANCIAL STATEMENTS
                            (UNAUDITED)

NOTE 1- ORGANIZATION AND DESCRIPTION OF BUSINESS

China Stationery and Office Supply, Inc. (the "Company") was incorporated in the state of Delaware in February 2002. In early
November 2010, the board of directors of the Company changed its business plan to pursue global wealth strategy and asset management for high net-worth individuals, families and institutional clients.

On January 1, 2011, Wei Chenghui, as manager of Ningbo Binbin
Stationery Co., Ltd., exercised the call option pursuant to the exercise provisions of an Assignment and Assumption and Management Agreement.

Pursuant to an Assignment and Assumption and Management Agreement dated October 27, 2010, the registrant granted the manager an irrevocable call option to acquire all of the registered capital of the Ningbo Binbin. The manager also granted to the registrant an irrevocable put option to cause the manager to purchase all of the registered capital of Ningbo Binbin. Either the put option or the call option could be exercised at any time when Ningbo Binbin does not represent substantially all of the assets of the registrant. The call option was exercised by the manager on January 1, 2011.

On January 19, 2011, the Company entered into an Agreement and Plan of Merger with Global Arena Holding Subsidiary Corp., a Delaware corporation. Upon the terms and subject to the conditions of the Merger Agreement, at the effective date of the Merger, Global Arena will merge with and into the Company, with the Company as the surviving corporation.

At the effective date of the Merger, each share of Global Arena's common stock, will be cancelled and converted automatically into the right to receive 1.5 common shares of the Company for an aggregate of 18,000,000 common shares of the Company and will be recorded as a recapitalization of the Company.

Among other things, for the conversion and exchange of all outstanding shares of $.0001 par value common stock of Global Arena into eighteen million (18,000,000) shares of voting $.0001 par value common stock of China Stationery (together, the "Merger Consideration"). The parties intend the merger to qualify as a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The balance sheet as of March 31, 2011, the statements of operations and the statements of cash flows for the three months ended March 31, 2011 and 2010 have been prepared by China Stationery and Office Supply, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments

            CHINA STATIONERY AND OFFICE SUPPLY, INC.
                   NOTES TO FINANCIAL STATEMENTS
                            (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

 (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2011 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the December 31, 2010 audited financial statements and the accompanying notes included in the Company's Registration on Form 10-K, filed with the Securities and Exchange Commission.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has no working capital and stockholders' deficits and no active business operations, which raises substantial doubt about its ability to continue as a going concern.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

Management has opted to resume the filing of Securities and Exchange Commission (SEC) reporting documentation and then to seek a business combination. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

Use of estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates.

Statement of cash flows

In accordance with Accounting Standards Codification ASC 230, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

New accounting pronouncements

In January 2010, FASB issued ASU No. 2010-01- Accounting for
Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash

            CHINA STATIONERY AND OFFICE SUPPLY, INC.
                   NOTES TO FINANCIAL STATEMENTS
                            (UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on its consolidated financial statements.

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


NOTE 3- STOCKHOLDERS' EQUITY

Pursuant to the Articles of Incorporation, the Company is authorized to issue 50,000,000 common shares with $0.001 par value. As of March 31, 2011, there were 11,987,427 shares of common stock issued and outstanding.

Prior to the closing of the merger, the Company shall effectuate a 1 for 20 reverse stock split of its common shares. As a result, after the reverse stock split, the Company shall have a total of 409,524 common shares issued and outstanding. This assumes the cancellation of 189,847 post split common shares.

Our board of directors has approved the reverse stock split. Stockholders holding a majority of the outstanding common shares have approved the reverse split by written consent. The par value of our common stock will remain $0.001 per share and the number of shares of common stock authorized to be issued will remain at 50,000,000. Our board of directors believes that the reverse split is in our best interests, principally because it may increase the bid price of our common shares. Our board of directors agreed to the reverse stock split as a condition of the merger with Global Arena.


NOTE 4- GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going

            CHINA STATIONERY AND OFFICE SUPPLY, INC.
                   NOTES TO FINANCIAL STATEMENTS
                            (UNAUDITED)

NOTE 5- REVERSE MERGER TRANSACTION (continued) concern. As of March 31, 2011, the Company had no assets and no operations. Through the merger with Global Arena, there was substantial doubt of ability to continue as a going concern.


NOTE 5- REVERSE MERGER TRANSACTION

The Merger is being effected pursuant to an Agreement and Plan of Reorganization and the related Agreement and Plan of Merger dated as of January 19, 2011, among the Company and Global Arena Holding, Inc. The effect of the Merger is such that a reorganization of the entities has occurred for accounting purposes and is deemed to be a reverse merge recapitalization. Pursuant to the Merger Agreement, upon the filing of the Articles of Merger with the state of Delaware, Global Arena will be merged with and into the Company with the Company continuing on as the surviving corporation.

Wei Chenghui, the then sole officer and director, through his business associates, contacted potential investors and acquirers to solicit interest in an investment in or acquisition of the Company. After negotiations with an advisor to and officers of Global Arena, Wei Chenghui resigned all held corporate offices in anticipation of a subsequent change in control of the registrant. On October 27, 2010, John Matthews and Josh Winkler, current officers and directors of Global Arena, were appointed to the board of directors of the Company.

Note 6- SUBSEQUENT EVENTS

Global Arena and the Company are obligated to complete the Merger under the terms of the Merger Agreement subject to the conditions set forth therein, all of which we expect to be satisfied by May 18, 2011.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------
In early November 2010, the board of directors of the registrant changed its business plan to pursue global wealth strategy and asset management for high net-worth individuals, families and institutional clients. The registrant intends to offer services including separately-managed accounts, sub-advisory relationships, structured products, mutual funds, and other investment vehicles to unaffiliated corporate and public employee pension funds, endowment funds, domestic and foreign institutions, and governments and affiliates around the world. The registrant will also offer in-depth portfolio strategy, trading and brokerage services to institutional and individual
investors.   Prior to the change in its business plan, China
Stationery's primary business, through Ningbo Binbin Stationery Co., Ltd., its then operating subsidiary based in China, was to develop, manufacture and market office supplies including stationery, hole punchers, staplers, pens and pencils, rubber stamps, felt markers and numerous other items, which are sold through a worldwide network of distributors in China.

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

3.  Complete merger with Global Arena      1 month         $10,000

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.


Item 4.  Controls and Procedures.

During the three months ended March 31, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2011. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of March 31, 2011 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

                       PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          None

Item 1A.  Risk Factors
          Not applicable for smaller reporting company

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
          None

Item 3.   Defaults Upon Senior Securities
          None

Item 4.  (Removed and Reserved)

Item 5.   Other Information
          None

Item 6.   Exhibits
          Exhibit 31 - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          Exhibit 32 - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2011

CHINA STATIONERY AND OFFICE SUPPLY, INC.

By: /s/ John S. Matthews
---------------------------
John S. Matthews, Chief Executive Officer

/s/Joshua Winkler
-----------------------------
Joshua Winkler, Chief Financial Officer