Form 10-Q
period 2011-06-30
Global Arena Holding, Inc.
filed 2011-08-22
CIK 1138724

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-Q

 [x] Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2011
-OR-

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

                Commission file number: 0-49819

                   Global Arena Holding, Inc.
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

The number of outstanding shares of the registrant's common stock, August 18, 2011: Common Stock - 19,317,551

                 GLOBAL ARENA HOLDING, INC.
                         FORM 10-Q
                           INDEX

                                                             Page
                                                             ----

                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                       3

   Condensed Consolidated Statement of Financial
    Condition as of June 30, 2011 and December 31, 2010

   Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and June
    30, 2010

   Condensed Consolidated Statement of Changes in
    Stockholders' equity for the six months ended June
    30, 2011

   Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010

    Notes to Condensed Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations       18

Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                         22

Item 4.  Controls and Procedures                               22

                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                     25

Item 1A. Risk Factors                                          25

Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                         25

Item 3.  Defaults Upon Senior Securities                       25

Item 4.  (Removed and Reserved)                                25

Item 5.  Other Information                                     25

Item 6.  Exhibits                                              25

SIGNATURES                                                     26

                    PART I - FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider," or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties, and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

                  GLOBAL ARENA HOLDING, INC.
       CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                               June 30,   December 31,
                                                 2011         2010
                                             ----------   ----------
               ASSETS
Cash                                         $   26,759   $   22,401
Cash - restricted                                   613      325,872
Due from clearing broker                         68,937        5,818
Investment in GACC                              480,000      480,000
Other receivable - related party                264,610       62,611
Advances to registered
  representatives and employees                  24,197       23,500
Fixed assets, net of accumulated depreciation       781        1,074
Prepaid expenses and other current assets         1,975        2,123
Intangible asset, customer list, net            113,021      140,145
                                             ----------   ----------
TOTAL ASSETS                                 $  980,893   $1,063,544
                                             ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expenses        $   98,013   $   61,211
Payable to affiliates                           124,570            -
Convertible promissory notes payable,
  net of debt discount of $112,700
  as of June 30, 2011                            87,300            -
Derivative liability                            185,300      343,000
                                             ----------   ----------
TOTAL LIABILITIES                            $  495,183   $  404,211
                                             ----------   ----------

Stockholders' Equity:
Common stock, par value $0.0001 per share;
  100,000,000 shares authorized;
  19,317,551 and 18,000,000 shares issued
  and outstanding respectively                    1,932        1,800
Additional paid-in capital                    2,891,458    2,170,200
Stock subscription                              (50,000)           -
Accumulated deficit                          (2,201,878)  (1,400,560)
                                             ----------   ----------
Stockholders' equity attributable to
  Global Arena Holding, Inc.                    641,512      771,440
Non-controlling interest                       (155,802)    (112,107)
                                             ----------   ----------
Total Stockholders' Equity                      485,710      659,333
                                             ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  980,893   $1,063,544
                                             ==========   ==========

Difference                                   $       (0)  $        0

                   GLOBAL ARENA HOLDING, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  For the Three Months  For the Six Months
                                     Ended June 30,        Ended June 30,
                                     2011       2010       2011      2010
                                    -------   -------   ---------  --------
Revenues:
  Investment advisory fees              $226,066   $215,280   $  445,348   $416,874
  Commissions and other                        -      2,505        7,324      3,562
                                        --------   --------   ----------   --------
Total Revenues                           226,066    217,785      452,672    420,436

Operating Expenses:
  Commissions                            175,084    163,035      352,360    321,173
  Salaries and benefits                   79,091    110,558      138,346    232,057
  Occupancy                               27,876     32,453       56,337     63,311
  Business development                    31,071     33,394       49,283     71,662
  Professional fees                       88,427        763      241,189     42,536
  Clearing and operations                    223      7,036        6,642     13,041
  Regulatory fees                         10,287          -       12,218          -
  Office and other expenses               63,139      9,515      233,010     20,557
                                        --------   --------   ----------   --------
Total Operating Expenses                 475,198    356,754    1,089,385    764,337
                                        --------   --------   ----------   --------

Loss from Operations                    (249,132)  (138,969)    (636,713)  (343,901)
                                        --------   --------   ----------   --------
Other (Income) Expense
  Interest expense                       195,300          -      195,300          -
  (Gain) Loss on change in fair
    value of derivative liability        (14,000)         -       13,000          -
                                        --------   --------   ----------   --------
Total Other (Income) Expense             181,300          -      208,300         -
                                        --------   --------   ----------   --------

Net Loss                                (430,432)  (138,969)    (845,013)  (343,901)

Net loss attributable to
  non-controlling interest               (14,938)   (14,124)     (43,695)   (36,228)
                                        --------   --------   ----------  ----------
Net loss attributable to stockholders
  of Global Arena Holding, Inc.        $(415,494) $(124,845)  $ (801,318) $(307,673)
                                        --------   --------   ----------  ---------

Net loss per common share
   - Basic and diluted			$  (0.02)   $ (0.01)   $   (0.04)  $  (0.02)
                                        =========  =========   ==========  =========
Weighted average common shares
  outstanding - Basic and diluted      18,866,464 15,370,500   18,270,323 15,206,150
                                        =========  =========   ==========  =========

                         GLOBAL ARENA HOLDING, INC.
         CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      For the 6 Months Ended June 30, 2011

                                        Additional                                Non-
                         Common Stock     Paid-in  Accumulated      Stock      controlling
                        Shares   Amount   Capital   Deficit      Subscription    Interest    Total
                      ---------- ------ ---------- -----------   ------------  -----------   ----
Balance, December
  31, 2010            18,000,000 $1,800 $2,170,200 $(1,400,560)           -    (112,107) $  659,333

Reverse merger with
 China Stationery, Inc.  409,524     41    (40,451)          -            -           -     (40,410)

Issuance of common
 stock for the exercise
 of warrants             908,027     91    289,909           -      (50,000)          -     240,000

Issuance of warrants in
 connection with
 convertible debt              -      -    150,000           -            -           -     150,000

Issuance of warrants in
 connection with
 convertible debt              -      -     40,700           -            -           -      40,700

Stock based compensation
 charge for the modif-
 cation of warrants            -      -    110,400           -            -           -     110,400

Reclassification of
 derivative liability to
 equity                        -      -    170,700           -            -           -     170,700

Net Loss                       -      -          -    (801,318)           -     (43,695)  (845,013)
                      ---------- ------ ---------- -----------    ---------   ---------  ----------
Balance, June
  30, 2011            19,317,551 $1,932 $2,891,458 $(2,201,878)   $ (50,000)  $(155,802)  $485,710
                      ========== ====== ========== ===========    =========   =========  ==========

                 GLOBAL ARENA HOLDING SUBSIDIARY CORP.
            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                  For the 6 Months
                                                    Ended June 30,
                                                  2011         2010
                                                ---------  -----------
Cash Flows from Operating Activities
  Net Loss                                      $(845,013) $  (343,901)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                    27,417       27,418
  Accretion of debt discount                       78,000            -
  Stock-based compensation                        110,400            -
  Gain on fair value of derivative liability       13,000            -
Changes in operating assets and liabilities:
  Due from clearing broker                        (63,119)      (1,029)
  Advances to registered representatives
    and employees                                    (697)       1,052
  Prepaid expenses and other current assets           148       (1,527)
  Accounts payable and accrued expenses            (3,608)     (11,897)
                                                 ---------  -----------
Net cash Used in Operating Activities            (683,472)    (329,884)
                                                 ---------  -----------
Cash Flows from Investing Activities
  Investment in Affiliate                               -      (50,000)
  Return of escrow deposit - restricted cash      325,259            -
                                                 --------  -----------
Net Cash Provided by (Used in)
  Investing Activities                            325,259      (50,000)
                                                 --------  -----------
Cash Flows from Financing Activities:
  Proceeds from the exercise of warrants          240,000            -
  Proceeds from the issuance of common
    stock and warrants                                  -      325,000
  Proceeds from convertible promissory notes      200,000            -
  Advances to affiliate                          (201,999)     (39,798)
  Repayment of advances from affiliate            124,570       92,103
                                                 --------  -----------
Net Cash Provided by Financing Activities         362,571      377,305
                                                 --------  -----------

Net Increase in Cash and Cash Equivalents           4,358       (2,579)

Cash - Beginning                                 $ 22,401  $     2,696
                                                 --------  -----------
Cash - Ending                                    $ 26,759  $       117
                                                 ========  ===========

Supplemental Disclosure of Cash Flow Information:
------------------------------------------------
Interest paid                                    $      -  $         -
                                                 --------  -----------
Non-Cash Investing and Financing Activities:
-----------------------------------------------
Issuance of warrants in connection
with convertible promissory notes                $190,700   $        -
                                                 --------   ----------
Reclassification of derivative liability
  To equity                                      $170,700   $        -
                                                 --------   ----------
Shares issued related to assumption of net
Liabilities acquired with reverse merger         $ 40,410   $        -
                                                 --------   ----------

                   GLOBAL ARENA HOLDING, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2011


Note 1 - Nature of Business

Global Arena Holding Corp. (formerly Global Arena Holding Subsidiary Corp.) (the "Company"), was formed in February 2009, in the state of Delaware. The Company is a financial services firm that services the financial community through its subsidiaries as follows:

Global Arena Investment Management LLC ("GAIM") provides investment advisory services to its clients. GAIM is registered with the Securities and Exchange Commission (the "SEC") as an investment advisor and clears all of its business through Fidelity Advisors ("Fidelity"), its correspondent broker. Global Arena Commodities Corp. ("GACOM") provides commodities brokerage services in return for commissions. Global Arena Trading Advisors, LLC ("GATA") provides futures advisory services in return for fees. GATA is registered with the National Futures Association (NFA) as a commodities trading advisor. Lillybell Entertainment, LLC ("Lillybell") provides finance services to the entertainment industry.


Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2011 and the related statements of operations and cash flows for the interim period then ended. The statement of financial condition as of December 31, 2010 was derived from audited financial statements. For further information, refer to the audited financial statements and related disclosures that were filed by the Company with the Securities and Exchange Commission on Form DEF 14C for the fiscal year ended December 31, 2010 on April 29, 2011.

Note 3 - Reverse Merger Transaction

On May 18, 2011, Global Arena Holding Subsidiary Corp. merged into China Stationery and Office Supply, Inc., with China Stationery continuing as the surviving corporation. The new name of the corporation is Global Arena Holding, Inc.

At the effective date of the Merger, each share of the Company's common stock, was be cancelled and converted automatically into the right to receive 1.5 common shares of China Stationery for an aggregate of 18,000,000 common shares of China Stationery and were recorded as a recapitalization of China Stationery.

                    GLOBAL ARENA HOLDING, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2011


Note 3 - Reverse Merger Transaction (Continued)


The Merger was effected pursuant to an Agreement and Plan of Reorganization and the related Agreement and Plan of Merger dated as of January 19, 2011, among China Stationery and Global Arena. The approval of China Stationery's board of directors and the affirmative vote of the holders of a majority of the outstanding common stock entitled to vote were obtained in order to approve and adopt the Merger Agreement. China Stationery's sole director approved the Merger Agreement and the transactions contemplated by the Merger Agreement, including the Merger, at a meeting of the board of directors on January 19, 2011. The Merger Agreement was executed and delivered by the parties on January 19, 2011.

On January 19, 2011, immediately following the execution and delivery of the Merger Agreement, and as a condition and inducement to the willingness of the Company to enter into the Merger Agreement, certain shareholders, who held, as of the date of the Merger Agreement, a majority of the issued and outstanding common shares entitled to vote on the adoption of the Merger Agreement, executed and delivered to the Company a written consent approving the transactions contemplated thereby, including the Merger. As a result of the certain shareholder's written consent, no further action by any other China Stationery stockholder is required in connection with the adoption of the Merger Agreement.

Note 4 - Liquidity, Capital Resources and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of the liabilities in the normal course of business. The Company has incurred losses of approximately $430,000 and $845,000 during the three and six months ended June 30, 2011, respectively. These conditions raise substantial doubt about its ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Management believes that it will be successful in obtaining additional financing, from which the proceeds will be primarily used to execute its operating plan. The Company plans to use its available cash to continue the development and execution of its business plan and expand its client base and services.

However, the Company can give no assurance that such financing will be available on terms advantageous to the Company, or at all. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all of its

                   GLOBAL ARENA HOLDING, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 2011


operational activities. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 5 - Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements of the Company include accounts of the Company and its wholly-owned subsidiary and majority owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

Revenue Recognition

The Company earns revenues through various services it provides to its clients. Advisory fees are on a contractual basis with the fee stipulated in the contract and are recognized based on the terms of the contract during the period service is provided.

Customer security transactions and the related commission income and expense are recorded as of the trade date. The Company generally acts as an agent in executing customer orders to buy or sell listed and over-the-counter securities in which it does not make a market, and charges commissions based on the services the Company provides to its customers.


Derivative Financial Instruments

In connection with the issuance of certain warrants that include price protection reset provisions. The Company determined that the exercise price reset provision feature is an embedded derivative instrument pursuant to ASC 815 "Derivatives and Hedging."

The accounting treatment of derivative financial instruments requires that the Company record the related warrants at their fair values as of the inception date of the financial instrument and at fair value as of each subsequent balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

                   GLOBAL ARENA HOLDING, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 2011

Note 5 - Summary of Significant Accounting Policies (Continued)


Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB and the SEC did not have, or are not believed by management to have, a material impact on Global Arena Holding's present or future consolidated financial statements.


Note 6 - Net Loss Per Share

Basic loss per share was computed using the weighted average number of outstanding common shares. Diluted loss per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants, convertible preferred stock and convertible notes. Common stock equivalents were excluded in the computation of diluted loss per share since their inclusion would be anti-dilutive. Total shares issuable upon the exercise of warrants and conversion of convertible promissory notes for the six months ended June 30, 2011 and 2010 were as follows:

                                            June 30,
	                                2011            2010
                                      --------------------
Warrants                           3,842,437       1,633,500
Convertible debt                     571,428              --
                                   ---------       ---------
Common stock equivalents           4,413,865       1,633,500
                                   ---------       ---------

Note 7 - Fair Value

ASC 820 "Fair Value Measurements and Disclosures" defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Standard clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date and emphasizes that fair value is a market-based measurement and not an entity-specific measurement.

ASC 820 establishes the following hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value:

Level 1 - Inputs use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

                   GLOBAL ARENA HOLDING, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 2011

Note 7 - Fair Value (Continued)

Level 2 - Inputs use other inputs that are observable, either directly or indirectly. These inputs include quoted prices for similar assets and liabilities in active markets as well as other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 - Inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability.

In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Company's assessment of the significance of particular inputs to these fair measurements requires judgment and considers factors specific to each asset or liability.


Liabilities measured at fair value as of June 30, 2011 are as follows:

                                                            Balance
                                                            June 30,
                         Level 1    Level 2    Level 3        2011
                        ---------  ---------  ---------     ---------
Warrants                $       -  $       -  $ 185,300     $ 185,300
                        =========  =========  =========     =========

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Our Level 3 liability consisted of warrants with dilutive price reset provisions issued to investors.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the six months ended June 30, 2011:

                                                      Warrant
                                                      --------
Balance - January 1, 2011                             $343,000
                                                      --------
Change in derivative liability included in:
  Income and expenses                                   13,000
  Stockholders' equity                                (170,700)
  Transfers in and out of Level 3                            -
                                                      --------
Balance - June 30, 2011                               $185,300
                                                      ========

                   GLOBAL ARENA HOLDING, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 2011


NOTE 8 - Convertible Promissory Notes

a)	On March 31, 2011 and June 1, 2011, the Company sold and issued convertible promissory notes in the principal aggregate amount of $150,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 785,714 shares of common stock at an exercise price of $0.35 per share. The warrants have a life of 5 years. The convertible promissory notes mature on September 30, 2011. The holder of the note is entitled to convert all or a portion of the convertible notes plus any unpaid interest, at the lender's sole option, into shares of common stock at a conversion price of $0.35 per share.

The gross proceeds from the sale of the notes of $150,000 was recorded net of a discount of $150,000. The debt discount was comprised of $93,000 for the relative fair value of the warrants and $106,000 for the beneficial conversion feature of the notes. The fair value of the instruments exceeded the face value of the notes and accordingly, the debt discount was limited to the face value of the notes. The debt discount is being charged to interest expense ratably over the term of the convertible notes.

b)	On March 24, 2011, the Company sold and issued a convertible promissory note in the principal amount of $50,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 100,000 shares of common stock at an exercise price of $0.35 per share. The warrants have a life of 5 years. The convertible note matures on November 11, 2011. The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the lender's sole option, into shares of common stock at a conversion price of $0.35 per share.

The gross proceeds from the sale of the note of $100,000 was recorded net of a discount of $40,700. The debt discount was comprised of $19,000 for the relative fair value of the warrants and $21,700 for the beneficial conversion feature of the note. The debt discount is being charged to interest expense ratably over the term of the convertible note.

PAGE>15
                   GLOBAL ARENA HOLDING, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2011

Note 9 - Stockholders' Equity

During the six months ended June 30, 2011, the Company issued 908,027 shares of common stock for the exercise of warrants for cash proceeds of $290,000. As of June 30, 2011, the Company was owed $50,000 for the issuance of the shares and recorded a stock subscription receivable of $50,000. Subsequent to June 30, 2011, the Company received the $50,000 from the warrant holder. Upon the exercise of warrants the Company reclassified $170,700 of the derivative liability to equity.


On May 18, 2011 the Company modified 1,633,500 of warrants previously granted pursuant to a 2009 private placement memorandum. The Company reset the term of the warrants to three years as of the date the reverse merger was completed. The Company recorded a charge of $110,400 for the modification of the award and has been included as a component of interest expense in the accompanying statement of operations for the six months ended June 30, 2011.


Note 10 - Warrants

The following tables summarize information about warrants outstanding as of June 30, 2011:

                                         Weighted
                                         Average   Weighted
                                         Exercise   Average  Intrinsic
                                Shares     Price  Exercisable  Value
                               ---------   -----   ---------   -----
Outstanding at
  January 1, 2011              3,864,750   $0.53   3,864,750   $     -

Granted                          885,714   $0.35     885,714   $44,286
Exercised                       (908,027) ($0.32)   (908,027)  $76,642
Expired                                -       -           -         -
Cancelled                              -       -           -         -
                               ---------   -----   ---------   -------
Outstanding at June 30, 2011   3,842,437   $0.50   3,842,437   $     -
                               ---------   -----   ---------   -------


                   Average
                    Number  Contractual  Exercise     Warrants
Exercise Price   Outstanding   Life       Price     Exercisable
                  ---------   -------    -------     ---------
$0.31 to $0.35    2,208,937      3.09      $0.33     2,208,937
$0.67             1,633,500      2.88      $0.67     1,633,500
                  ---------                          ---------
Total             3,842,437                          3,842,437
                  =========                          =========

                   GLOBAL ARENA HOLDING, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 2011

Note 11 - Non-Controlling Interest

The Company has operating assets through two operating subsidiaries. The Company has a 67% equity interest in Lillybell and a 95% equity interest in GAIM. As of June 30, 2011 the third party non-controlling interest was ($155,802).


Note 12 - Related Parties

The Company has an expense sharing agreement with GACC whereby GACC pays certain general and administrative expenses on behalf of the Company and its operating subsidiaries. During the year six months ended June 30, 2011 and 2010, Global Arena Holding reimbursed GACC approximately $200,500 and $192,600, respectively.

The Company has a month-to-month agreement with Broadsword, an affiliated company, whereby Broadsword provides office space to the Company. During the six months ended June 30, 2011 and 2010, Global Arena was charged approximately $54,800 and $54,200, respectively, for office space.


Note 13 - Commitments and Contingencies

Litigation

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. The Company currently is not involved in any legal proceedings.

Indemnification

The Company is engaged in providing a broad range of investment services to a diverse group of retail and institutional clientele. Counterparties to the Company's business activities include broker-dealers and clearing organizations, banks and other financial institutions. The Company uses clearing brokers to process transactions and maintain customer accounts on a fee basis, and the Company permits the clearing firms to extend credit to its clientele secured by cash and securities in the client's account. The Company's exposure to credit risk associated with the non-performance by its customers and counterparties in fulfilling their contractual obligations can be directly impacted by volatile or illiquid trading markets, which may impair the ability of customers and counterparties to satisfy their obligations to the Company. The Company has agreed to indemnify the clearing brokers on a limited basis for losses it incurs while extending credit to the Company's clients.

It is the Company's policy to review, as necessary, the credit standing of its customers and each counterparty. Amounts due from customers that are considered uncollectible by the clearing broker are charged back to

                   GLOBAL ARENA HOLDING, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 2011

Note 13 - Commitments and Contigencies (Continued)


the Company by the clearing broker when such amounts become determinable. Upon notification of a charge back, such amounts, in total or in part, are then either (i) collected from the customers,
(ii) charged to the broker initiating the transaction, and/or (iii) charged as an expense in the accompanying statement of operations, based on the particular facts and circumstances.

The maximum potential amount for future payments that the Company could be required to pay under this indemnification cannot be estimated. However, the Company believes that it is unlikely it will have to make any material payments under these arrangements and has not recorded any contingent liability in the consolidated financial statements for this indemnification.


Note 14 - Revenue Concentrations

The Company considers significant revenue concentrations to be clients or brokers who account for 10% or more of the total revenues generated by the Company during the period. The Company had 3 brokers who accounted for 82% of total revenues, which included revenues from a single customer that accounted for 12% of total revenues, during the three months ended June 30, 2011. During the six months ended June 30, 2011, the Company had 3 brokers who accounted for 82% of total revenues, which included revenues from a single customer that accounted for 12% of total revenues.


Note 15 - Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the condensed consolidated financial statements are issued, require potential adjustment to or disclosure in the consolidated financial statements.

               Management's Discussion and Analysis of
            Financial Condition And Results of Operations
      -----------------------------------------------------------

  Trends and Uncertainties
Global Arena is a financial services firm that services the financial community through its subsidiaries. Demand for Global Arena's services are dependent on general economic conditions, which are cyclical in nature. Because a major portion of Global Arena's activities are the receipt of revenues from financial services, our business operations may be adversely affected by competitors and prolonged recessionary periods.

There are no other known trends, events or uncertainties that have, or are reasonably likely to have, a material impact on our short term or long term liquidity. Sources of liquidity will come from the sale of our services, as well as the private sale of our stock. There are no material commitments for capital expenditure at this time. There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from Global Arena's continuing operations. There are no other known causes for any material changes from period to period in one or more line items of our financial statements.

  Results of Operations
Six months ended June 30, 2011 compared to the six months ended June
30, 2010

Revenues for the six months ended June 30, 2011 consisted of investment advisory fees of $445,348 and commissions and other of $7,324 resulting in total revenues of $452,672. Comparatively for the six months ended June 30, 2010, revenues consisted of investment advisory fees of $416,874 and commissions and other of $3,562. The increase is primarily attributable to increased operations.

Net loss for the six months ended June 30, 2011 was $(845,314) compared to $(343,901) for the six months ended June 30, 2010. Operating expenses for the six months ended June 30, 2011 were $1,089,385 compared to $764,337 for the six months ended June 30, 2010.

This increase is primarily attributable to increased operations which resulted in:

   -   an increase of $31,187, or approximately 10%, in commissions,
   -   an increase of $212,453 in office and other expenses.

Professional fees increased $198,653, as Global Arena Holding completed its reverse merger with China Stationery & Office Supply, Inc.

There was a loss on the fair value of a derivative liability for the six months ended June 30, 2011 of $13,000 compared to $0 for the six months ended June 30, 2010.

  Liquidity and Capital Resources
During the six months ended June 30, 2011, Global Arena Holding reduced its escrow deposit - restricted cash balance by $325,259, resulting in net cash used in investing activities of $325,259.

Comparatively, for the six months ended June 30, 2010, Global Arena Holding made an investment in GACC, an affiliate of $50,000, resulting in net cash used in investing activities of $50,000.

During the six months ended June 30, 2011, Global Arena Holding received proceeds from the issuance of common stock of $240,000, extended an advance of $201,999 to affiliates, increased its payable to affiliates by $124,570, and obtained a convertible loan of $200,000, resulting in net cash used in financing activities of $362,571.

Comparatively, for the six months ended June 30, 2010, Global Arena Holding received proceeds from the issuance of common stock of $325,000, received payments of $312,718 on its receivable from affiliates and received advances from affiliates of $92,103. Global Arena Holding had net cash used in financing activities of $377,305 for the six months ended June 30, 2010.

We reported a net increase in cash for the six months ended June 30, 2011 of $4,358 as compared to a net decrease in cash of $2,579 for the six months ended June 30, 2010. At June 30, 2011, we had cash on hand of $26,759.

Global Arena Holding has an expense sharing agreement with GACC whereby GACC pays certain general and administrative expenses on behalf of the Global Arena Holding and its operating subsidiaries. During the year six months ended June 30, 2011 and the six months ended June 30, 2010, Global Arena Holding reimbursed GACC $200,545 and $192,625, respectively.

Global Arena Holding has a month-to-month agreement with Broadsword, an affiliated company, whereby Broadsword provides office space to Global Arena Holding. During the six months ended June 30, 2011 and the six months ended June 30, 2010, Global Arena was charged $54,812 and
$55,430, respectively, for office space

  Going Concern
The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of the liabilities in the normal course of business. Global Arena Holding has incurred losses of approximately $845,000 and $344,000 during the six months ended June 30, 2011 and the six months ended June 30, 2010, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

For the year six months ended June 30, 2011 and the six months ended June 30, 2010, Global Arena Holding sold common stock and warrants for net proceeds of $240,000 and $325,000, respectively.

Management believes that it will be successful in obtaining additional financing, from which the proceeds will be primarily used to execute its operating plan. Global Arena Holding plans to use its available cash to continue the development and execution of its business plan and expand its client base and services. However, Global Arena Holding can give no assurance that such financing will be available on terms advantageous to Global Arena Holding, or at all. Should Global Arena Holding not be successful in obtaining the necessary financing to fund its operations, Global Arena Holding would need to curtail certain or all of its operational activities.

  Contractual Obligations
Global Arena Holding has a month to month lease for office space. Rent expense for the six months ended June 30, 2011 and the six months ended June 30, was $54,812 and $55,430, respectively.

Three months ended June 30, 2011 compared to the three months ended
June 30, 2010

Revenues for the three months ended June 30, 2011 were $226,066, consisting of investment advisory fees. Comparatively for the three months ended June 30, 2010, revenues consisted of investment advisory fees of $215,280 and commissions and other of $2,505. The increase is primarily attributable to increased operations.

Net loss for the three months ended June 30, 2011 was $(430,432) compared to $(138,969) for the three months ended June 30, 2010.
Operating expenses for the three months ended June 30, 2011 were $475,198 compared to $356,754 for the three months ended June 30, 2010.

This increase is primarily attributable to increased operations which resulted in:
-    an increase of $12,049, or approximately 7%, in commissions,
-    an increase of $53,624 in office and other expenses.

Professional fees increased $87,664 as Global Arena Holding completed its reverse merger with China Stationery & Office Supply, Inc.

There was a gain for the fair value of the derivative liability for the three months ended June 30, 2011 of $14,000 compared to $0 for the three months ended June 30, 2010.

Global Arena Holding has an expense sharing agreement with GACC whereby GACC pays certain general and administrative expenses on behalf of the Global Arena Holding and its operating subsidiaries. During the year three months ended June 30, 2011 and the three months ended June 30, 2010, Global Arena Holding reimbursed GACC approximately $53,749 and $86,114, respectively.

Global Arena Holding has a month-to-month agreement with Broadsword, an affiliated company, whereby Broadsword provides office space to the Global Arena Holding. During the three months ended June 30, 2011 and the three months ended June 30, 2010, Global Arena was charged $26,498 and $28,268, respectively, for office space.

  Going Concern
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of the liabilities in the normal course of business. Global Arena Holding has incurred losses of approximately $430,000 and $139,000 during the three months ended June 30, 2011 and the three months ended June 30, 2010, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

For the three months ended June 30, 2011 and the three months ended June 30, 2010, Global Arena Holding sold common stock and warrants for net proceeds of $200,000 and $69,000, respectively.

Management believes that it will be successful in obtaining additional financing, from which the proceeds will be primarily used to execute its operating plan. Global Arena Holding plans to use its available cash to continue the development and execution of its business plan and expand its client base and services. However, Global Arena Holding can give no assurance that such financing will be available on terms advantageous to Global Arena Holding, or at all. Should Global Arena Holding not be successful in obtaining the necessary financing to fund its operations, Global Arena Holding would need to curtail certain or all of its operational activities.

  Contractual Obligations
Global Arena Holding has a month to month lease for office space. Rent expense for the three months ended June 30, 2011 and the three months ended June 30, was $26,498 and $28,268, respectively.

  Critical Accounting Policies
Global Arena Holding's financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Critical accounting policies for the registrant include the revenue recognition, cash and cash equivalents and derivative financial instruments.

  Revenue Recognition
Global Arena Holding earns revenues through various services it provides to its clients. Advisory fees are on a contractual basis with the fee stipulated in the contract and are recognized based on the terms of the contract during the period service is provided.

Customer security transactions and the related commission income and expense are recorded as of the trade date. Global Arena Holding generally acts as an agent in executing customer orders to buy or sell listed and over-the-counter securities in which it does not make a market, and charges commissions based on the services Global Arena provides to its customers.

  Derivative Financial Instruments
In connection with the issuance of certain warrants that include price protection reset provisions. Global Arena Holding determined that the exercise price reset provision feature is an embedded derivative instrument pursuant to ASC 815 "Derivatives and Hedging."

The accounting treatment of derivative financial instruments requires that Global Arena Holding record the related warrants at their fair values as of the inception date of the financial instrument and at fair value as of each subsequent balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. Global Arena Holding reassesses the classification at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

  Off-balance Sheet Arrangements
Global Arena Holding has not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties.

Global Arena Holding does not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

  Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB and the SEC did not have, or are not believed by management to have, a material impact on Global Arena Holding's present or future consolidated financial statements.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.


Item 4.  Controls and Procedures.

During the quarter ended June 30, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2011. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures were not effective as of June 30, 2011 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the December 31, 2010 audit of our consolidated financial statements and our review of the three and six months ended June 30, 2011, our independent auditors identified significant deficiencies that together constitute a material weakness in our internal control over financial reporting. These significant deficiencies primarily relate to our lack of lack of appropriate resources to handle the accounting for certain complex equity transactions and our lack of a sophisticated financial reporting system. The accounting department constituted of one Officer and one Controller. Therefore, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties. Upon receiving adequate financing the Company plans to increase its controls in these areas by hiring more employees in financial reporting, and establishing an audit committee. These significant deficiencies together constitute a material weakness in our internal control over financial reporting.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is also based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Given these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

Although we have taken steps to remedy some of these issues with our internal control over financial reporting, we still have additional work to do to bring our financial reporting procedures up to public-company standards. Because the Merger occurred in the second quarter of 2011 and because the Company was a small privately-held company, we were unable to upgrade our internal controls over financial reporting to the level required of a public company prior to the end of the period covered by this annual report. Nevertheless, we are initiating the remediation steps to rectify the identified significant deficiencies that together constitute a material weakness in our internal control over financial reporting. Because these remediation steps have not yet been completed, we have performed additional analyses and other post-closing procedures to ensure that our condensed consolidated financial statements contained in this annual report were prepared in accordance with U.S. GAAP and applicable SEC regulations. Our planned remediation include determining the appropriate resources to handle complex transactions as they arise in the future, upgrade our financial reporting systems, and to establish an audit committee.

                       PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          None

Item 1A.  Risk Factors
          Not applicable for smaller reporting company

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to an existing subscription agreement, during the three months ended June 30, 2011, Global Arena issued 777,592 shares of common stock based on the exercise of warrants for net proceeds of $200,000. During the six months ended June 30, 2011, Global Arena issued 908,027 shares of common stock based on the exercise of warrants for net proceeds of $240,000.

These common shares were issued to sophisticated investors pursuant to an exemption under Section 4(2) of the Securities
Act of 1933.

Item 3.   Defaults Upon Senior Securities
          None

Item 4.  (Removed and Reserved)

Item 5.   Other Information
          None

Item 6.   Exhibits
       Exhibit 31* - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
       Exhibit 32* - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
       101.INS**   XBRL Instance Document
       101.SCH**   XBRL Taxonomy Extension Schema Document
       101.CAL**   XBRL Taxonomy Extension Calculation Linkbase
         Document
       101.DEF**   XBRL Taxonomy Extension Definition Linkbase Document
       101.LAB**   XBRL Taxonomy Extension Label Linkbase Document
       101.PRE**   XBRL Taxonomy Extension Presentation Linkbase
         Document
*  Filed herewith
**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections. To be filed by amendment.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 22, 2011

Global Arena Holding, Inc.

By: /s/ John S. Matthews
---------------------------
John S. Matthews, Chief Executive Officer

/s/Joshua Winkler
-----------------------------
Joshua Winkler, Chief Financial Officer