Form 10-Q
period 2011-09-30
Global Arena Holding, Inc.
filed 2011-11-21
CIK 1138724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2011

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number  0-49819

Global Arena Holding, Inc.

 (Exact name of registrant as specified in its charter)

Delaware	33-0931599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

708 Third Avenue, New York, NY	10017
(Address of principal executive offices)	(Zip Code)

(212) 508-4700

 (Registrant's telephone number, including area code)

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

November 21, 2011:

Common Stock  -  20,234,728

GLOBAL ARENA HOLDING, INC.

FORM 10-Q

For the quarterly period ended September 30, 2011

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	34
Item 1A. Risk Factors	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3. Defaults upon Senior Securities	34
Item 4. (Removed and Reserved)	34
Item 5. Other Information	34
Item 6. Exhibits	34

SIGNATURES	35

PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934.  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider,” or similar expressions are used.

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties, and assumptions.  Our future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2011	2010
ASSETS
Cash	69,357	22,401
Cash – restricted	-	325,872
Due from clearing broker	60,099	5,818
Investment in GACC	480,000	480,000
Other receivable – related party	280,912	62,611
Advances to registered
representatives and employees	27,803	23,500
Fixed assets, net of accumulated depreciation	634	1,074
Prepaid expenses and other current assets	2,975	2,123
Intangible asset, customer list, net	56,058	140,145

TOTAL ASSETS	$977,838	$1,063,544
	=======	========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued expenses	$194,913	$ 61,211
Advances payable	50,000	-
Convertible promissory notes payable,
net of debt discount of $68,100
as of September 30, 2011	348,400	-
Promissory notes payable	75,000	-
Derivative liability	185,900	343,000
TOTAL LIABILITIES	854,213	404,211

(Continued on next page)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2011	2010

Stockholders' Equity:
Common stock, par value $0.0001 per share;
100,000,000 shares authorized;
20,234,651 and 18,000,000 shares issued
and outstanding respectively	2,023	1,800
Additional paid-in capital	3,112,267	2,170,200
Accumulated deficit	(2,821,509)	(1,400,560)

Stockholders' equity attributable to
Global Arena Holding, Inc.	292,781	771,440
Non-controlling interest	(169,156)	(112,107)

Total Stockholders' Equity	123,625	659,333
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 977,838	$1,063,544
	=========	========

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Investment advisory fees	$219,077	$196,670	$664,425	$613,544
Commissions and other	-	2,997	7,324	6,559
Total Revenues	219,077	199,667	671,749	620,103

Operating Expenses:
Commissions	172,715	155,087	525,075	476,260
Salaries and benefits	139,023	23,744	277,369	255,801
Occupancy	57,167	35,412	113,504	98,723
Business development	48,939	32,247	98,222	103,909
Professional fees	195,122	12,952	436,311	55,488
Clearing and operations	17,847	1,184	24,489	14,225
Regulatory fees	15,165	9,323	27,383	9,323
Office and other expenses	42,027	126,271	275,037	146,828
Total Operating Expenses	688,005	396,220	1,777,390	1,160,557

Loss from Operations	(468,928)	(196,553)	(1,105,641)	(540,454)

Other Expenses
Interest expense	141,257	-	336,557	-
Change in fair value of derivative liability	22,800	-	35,800	-
Total Other Expense	164,057	-	372,357	-

Net Loss	(632,985)	(196,553)	(1,477,998)	(540,454)

(Continued on next page)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Net loss attributable to
non-controlling interest	(13,354)	(16,653)	(57,049)	(52,881)

Net loss attributable to stockholders
of Global Arena Holding, Inc.	$(619,631)	$(179,900)	$(1,420,949)	$(487,573)
	========	========	=========	========
Net loss per common share	$ (0.03)	$ (0.01)	$ (0.08)	$ (0.03)
	========	========	=========	========
Weighted average common shares
outstanding - Basic and diluted	20,127,646 ========	15,476,100 ========	18,892,578 ========	15,297,574 ========

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional		Non-	Total
	Common Stock		Paid-in	Accumulated	controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Interest	Equity

Balance, December 31, 2010	18,000,000	$1,800	$2,170,200	$(1,400,560)	$(112,107)	$659,333

Reverse merger with
China Stationery, Inc.	409,524	41	(40,451)	-	-	(40,410)

Issuance of common
stock for the exercise
of warrants	908,027	91	289,909	-	-	290,000

Issuance of warrants in
connection with
convertible debt	-	-	150,000	-	-	150,000

Issuance of warrants in
connection with
convertible debt	-	-	40,700	-	-	40,700

Stock based compensation
charge for the modif-
cation of warrants	-	-	110,400	-	-	110,400

Reclassification of
derivative liability to
equity	-	-	192,900	-	-	192,900

Issuance of warrants in
connection with
convertible debt	-	-	75,700			75,700

(Continued on next page)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional		Non-	Total
	Common Stock		Paid-in	Accumulated	controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Interest	Equity

Issuance of common
stock for the exercise
of warrants	144,093	14	49,986	-	-	50,000

Issuance of common
stock for the cashless exercise
of warrants	673,007	67	(67)	-	-	-

Issuance of warrants to extend maturity date of a
convertible promissory note	-	-	23,000	-	-	23,000

Issuance of common stock for services	100,000	10	49,990	-	-	50,000

Net Loss	-	-	-	(1,420,949)	(57,049)	(1,477,998)

Balance, September 30, 2011	20,234,651	$2,023	$3,112,267	$(2,821,509)	$(169,156)	$ 123,625
	========	=====	========	=========	========	=========

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities
Net Loss	$(1,477,998)	$(540,454)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	84,527	41,127
Accretion of debt discount	198,300	-
Stock-based compensation	183,400	-
Change in fair value of derivative liability	35,800	-
Changes in operating assets and liabilities:
Due from clearing broker	(54,281)	(1,071)
Advances to registered representatives
and employees	(4,303)	1,628
Prepaid expenses and other current assets	(852)	(7,285)
Accounts payable and accrued expenses	93,292	9,322
Net Cash Used in Operating Activities	(942,115)	(496,733)

Cash Flows from Investing Activities
Investment in Affiliate	-	(50,000)
Return of escrow deposit – restricted cash	325,872	-
Net Cash Provided by (Used in)
Investing Activities	325,872	(50,000)

(Continued on next page)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2011	2010

Cash Flows from Financing Activities:
Proceeds from the exercise of warrants	340,000	-
Proceeds from the issuance of common
stock and warrants	-	481,917
Repurchase of common stock from investors	-	(225,000)
Proceeds from convertible promissory notes	416,500	-
Proceeds from promissory notes	75,000	-
Proceeds from advances payable	50,000	-
Advances to affiliates	(305,063)	(1,693)
Advances from affiliates	86,762	305,942
Net Cash Provided by Financing Activities	663,199	561,166

Net Increase in Cash	46,956	14,433

Cash – Beginning	22,401	2,696
Cash – Ending	$ 69,357	$ 17,129
	========	========
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$ -- ========	$ -- ========
Income taxes	$ --	$ --
	========	========
Supplemental disclosures of non-cash
investing and financing activities:
Issuance of warrants in connection with debt	$ 266,400 ========	$ -- ========
Reclassification of derivative liabilities to equity	$ 192,900	$ --
Shares issued related to assumption of net	========	========
liabilities acquired with reverse merger	$ 40,410	$ --
	========	========

See accompanying notes to unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

Note 1 – Nature of Business

Global Arena Holding Corp. (formerly Global Arena Holding Subsidiary Corp.) (the “Company"), was formed in February 2009, in the state of Delaware. The Company is a financial services firm that services the financial community through its subsidiaries as follows:

Global Arena Investment Management LLC (“GAIM”) provides investment advisory services to its clients. GAIM is registered with the Securities and Exchange Commission (the “SEC”) as an investment advisor and clears all of its business through Fidelity Advisors (“Fidelity”), its correspondent broker.  Global Arena Commodities Corp. (“GACOM”) provides commodities brokerage services in return for commissions. Global Arena Trading Advisors, LLC (“GATA”) provides futures advisory services in return for fees. GATA is registered with the National Futures Association (NFA) as a commodities trading advisor. Lillybell Entertainment, LLC (“Lillybell”) provides finance services to the entertainment industry.

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America.  However, in the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2011 and the related statements of operations and cash flows for the interim period then ended.  The statement of financial condition as of December 31, 2010 was derived from audited financial statements. For further information, refer to the audited financial statements and related disclosures filed by the Company with the Securities and Exchange Commission on Form DEF 14C (for the fiscal year ended December 31, 2010) on April 29, 2011.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

Note 3 – Liquidity, Capital Resources and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of the liabilities in the normal course of business. The Company has incurred losses of approximately $633,000 and $1.5 million during the three and nine months ended September 30, 2011, respectively. These conditions raise substantial doubt about its ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Management believes that it will be successful in obtaining additional financing, from which the proceeds will be primarily used to execute its operating plan. The Company plans to use its available cash to continue the development and execution of its business plan and expand its client base and services.

However, the Company can give no assurance that such financing will be available on terms advantageous to the Company, or at all. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all of its operational activities. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Summary of Significant Accounting Policies

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

Note 4 – Summary of Significant Accounting Policies (Continued)

Customer security transactions and the related commission income and expense are recorded as of the trade date. The Company generally acts as an agent in executing customer orders to buy or sell listed and over-the-counter securities in which it does not make a market, and charges commissions based on the services the Company provides to its customers.

Derivative Financial Instruments

In connection with the issuance of certain warrants that include price protection reset provisions. The Company determined that the exercise price reset provision feature is an embedded derivative instrument pursuant to ASC 815 “Derivatives and Hedging.”

The accounting treatment of derivative financial instruments requires that the Company record the related warrants at their fair values as of the inception date of the financial instrument and at fair value as of each subsequent balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. The Company uses the Black-Scholes option pricing model to value the derivative instruments at inception and on subsequent valuation dates, which approximates the fair value measured using Binomial Lattice Model.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  This updated accounting guidance establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”).  This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures.  This guidance is effective for interim and annual periods beginning after December 15, 2011.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations

Other recent accounting pronouncements issued by the FASB and the SEC did not have, or are not believed by management to have, a material impact on the Company's present or future consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

Note 5 – Net Loss Per Share

Basic loss per share was computed using the weighted average number of outstanding common shares. Diluted loss per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants, convertible preferred stock and convertible notes. Common stock equivalents were excluded in the computation of diluted loss per share since their inclusion would be anti-dilutive. Total shares issuable upon the exercise of warrants and conversion of convertible promissory notes for the nine months ended September 30, 2011 and 2010 were as follows:

September 30,

2011

2010

Warrants

3,131,203

1,633,500

Convertible debt

1,190,000

             --

Common stock equivalents

4,321,203

1,633,500

Note 6 - Fair Value

ASC 820 “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Standard clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date and emphasizes that fair value is a market-based measurement and not an entity-specific measurement.

ASC 820 establishes the following hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value:

Level 1 – Inputs use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2 – Inputs use other inputs that are observable, either directly or indirectly. These inputs include quoted prices for similar assets and liabilities in active markets as well as other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 – Inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

Note 6 - Fair Value (Continued)

In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Company’s assessment of the significance of particular inputs to these fair measurements requires judgment and considers factors specific to each asset or liability.

Liabilities measured at fair value as of September 30, 2011 are as follows:

Balance

September 30,

Level 1

Level 2

Level 3

2011

Warrants

$       -

$       -

$ 185,900             $ 185,900

          =====             =====      ========            =======

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Our Level 3 liability consisted of warrants with dilutive price reset provisions issued to investors.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the nine months ended September 30, 2011:

Warrant

Balance – January 1, 2011

$343,000

Change in derivative liability included in:

  Income and expenses

35,800

  Stockholders' equity

 (192,900)

  Transfers in and out of Level 3

              -

Balance – September 30, 2011

$185,900

                                                                     =======

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

Note 7 - Convertible Promissory Notes

a) On March 31, 2011 and June 1, 2011, the Company sold and issued convertible promissory notes in the principal aggregate amount of $150,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 785,714 shares of common stock at an exercise price of $0.35 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible promissory notes mature on September 30, 2011. The holder of the note is entitled to convert all or a portion of the convertible notes plus any unpaid interest, at the lender's sole option, into shares of common stock at a conversion price of $0.35 per share.

The Company accounted for the issuance of the note in accordance with ASC 470 “Debt” and accordingly the gross proceeds from the sale of the notes of $150,000 was recorded net of a discount of $150,000. The debt discount was comprised of $93,000 for the relative fair value of the warrants and $57,000 for the beneficial conversion feature of the notes. The debt discount is being charged to interest expense ratably over the term of the convertible notes.

On August 10, 2011 and August 31, 2011 the Company sold and issued promissory notes in the principal aggregate amount of $76,500 at a stated interest rate of 12% per annum. The Convertible promissory notes mature on September 30, 2011. The holder of the note is entitled to convert all or a portion of the convertible notes plus any unpaid interest, at the lender’s sole option into shares of common stock at a conversion price of $0.35 per share.

The Company accounted for the issuance of the note in accordance with ASC 470 “Debt” and accordingly the gross proceeds from the sale of the notes of $76,500 was recorded net of a discount of $11,000. The debt discount is comprised of the beneficial conversion feature of the notes. The debt discount is being charged to interest expense ratably over the term of the convertible notes.

On August 31, 2011 in anticipation of the maturity date of the note the Company issued 75,715 of warrants to the note holder to extend the maturity date of the above disclosed notes to January 2012. The warrants are exercisable at $0.35 per share, have a life of 5 years and were fully vested on the date of the grant. In addition the warrant agreement has cash- less exercise provision. Accordingly the Company recorded a charge for the granting of the warrants of $23,000 and has been included as a component of interest expense.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

Note 7 - Convertible Promissory Notes (Continued)

b) On March 24, 2011, the Company sold and issued a convertible promissory note in the principal amount of $50,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 100,000 shares of common stock at an exercise price of $0.35 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note matures on November 11, 2011. The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the lender's sole option, into shares of common stock at a conversion price of $0.35 per share.

The Company accounted for the issuance of the note in accordance with ASC 470 “Debt” and accordingly the gross proceeds from the sale of the note of $100,000 was recorded net of a discount of $40,700. The debt discount was comprised of $19,000 for the relative fair value of the warrants and $21,700 for the beneficial conversion feature of the note. The debt discount is being charged to interest expense ratably over the term of the convertible note.

The Company is negotiating with the note holder to extend the maturity date of the note

c) On August 30, 2011 and September 14, 2011, the Company sold and issued convertible promissory notes in the principal aggregate amount of $50,000 at a stated interest rate of 12% per annum. The convertible notes mature on November 25, 2011 and December 14, 2011. The holder of the notes is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the lender's sole option, into shares of common stock at a conversion price of $0.35 per share.

The Company accounted for the issuance of the note in accordance with ASC 470 “Debt” and accordingly the gross proceeds from the sale of the note of $50,000 was recorded net of a discount of $7,200. The debt discount was comprised of the beneficial conversion feature of the note. The debt discount is being charged to interest expense ratably over the term of the convertible note.

d) On July 28, 2011 the Company sold and issued a convertible promissory note in the principal amount of $25,000 at a stated interest rate of 10% per annum. The convertible note matured on October 28, 2011. The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the lender's sole option, into shares of common stock at a conversion price of $0.35 per share.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

Note 7 - Convertible Promissory Notes (Continued)

The Company accounted for the issuance of the note in accordance with ASC 470 “Debt” and accordingly the gross proceeds from the sale of the note of $25,000 was recorded net of a discount of $3,600. The debt discount was comprised of the beneficial conversion feature of the note. The debt discount is being charged to interest expense ratably over the term of the convertible note.

On November 17, 2011 the Company amended the note extending the maturity date of the note to November 30, 2011.

e) On September 29, 2011, the Company sold and issued a convertible promissory note in the principal amount of $25,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 71,429 shares of common stock at an exercise price of $0.35 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note matures on December 29, 2011. The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the lender's sole option, into shares of common stock at a conversion price of $0.35 per share.

The Company accounted for the issuance of the note in accordance with ASC 470 “Debt” and accordingly the gross proceeds from the sale of the note of $25,000 was recorded net of a discount of $25,000. The debt discount was comprised of $13,000 for the relative fair value of the warrants and $16,700 for the beneficial conversion feature of the note. The fair value of the instruments exceeded the face value of the notes and accordingly, the debt discount was limited to the face value of the notes. The debt discount is being charged to interest expense ratably over the term of the convertible notes.

f) On September 29, 2011, the Company sold and issued a convertible promissory note in the principal amount of $25,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 71,429 shares of common stock at an exercise price of $0.35 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note matures on December 29, 2011. The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the lender's sole option, into shares of common stock at a conversion price of $0.35 per share.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

Note 7 - Convertible Promissory Notes (Continued)

The Company accounted for the issuance of the note in accordance with ASC 470 “Debt” and accordingly the gross proceeds from the sale of the note of $25,000 was recorded net of a discount of $25,000. The debt discount was comprised of $13,000 for the relative fair value of the warrants and $12,000 for the beneficial conversion feature of the note. The debt discount is being charged to interest expense ratably over the term of the convertible notes.

g) On September 16, 2011 the Company sold and issued a convertible promissory note in the principal amount of $15,000 at a stated interest rate of 12% per annum and matures on December 16, 2011. The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the lender's sole option, into shares of common stock at a conversion price of $0.35 per share.

The Company accounted for the issuance of the note in accordance with ASC 470 “Debt” and accordingly the gross proceeds from the sale of the note of $15,000 was recorded net of a discount of $3,900. The debt discount was comprised of the beneficial conversion feature of the note. The debt discount is being charged to interest expense ratably over the term of the convertible note

Note 8 -  Promissory Note

On September 30, 2011, the Company sold and issued a promissory note in the principal amount of $75,000 bearing interest at 8% per annum. The note matures and is payable in full on October 31, 2011. On October 12, 2011, the Company entered into an agreement with the note holder to amend the promissory note to include a conversion option (See Note 15.)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

Note 9 – Stockholders’ Equity

During the six months ended June 30, 2011, the Company issued 908,027 shares of common stock for the exercise of warrants for cash proceeds of $290,000. Upon the exercise of warrants the Company reclassified $170,700 of the derivative liability to equity.

On May 18, 2011 the Company modified 1,633,500 of warrants previously granted pursuant to a 2009 private placement memorandum. The Company reset the term of the warrants to three years as of the date the reverse merger was completed. The Company recorded a charge of $110,400 for the modification of the award and has been included as a component of interest expense in the accompanying statement of operations for the nine months ended September 30, 2011

On July 10, 2011 a holder exercised 785,714 warrants using a cashless exercise provision. Accordingly, the Company issued 673,007 shares of common stock for the exercise of the warrants, which represented the net shares with respect to the cashless exercise provision.

On July 28, 2011 the Company issued 144,093 shares of common stock for the exercise of warrants for cash proceeds of $50,000. Upon the exercise of warrants the Company reclassified $22,200 of the derivative liability to equity.

 On July 1, 2011, the Company entered into a stock option agreement with a vendor to purchase 100,000 shares of common stock at a price of $0.50 per share. The option agreement had a life of 30 days and was fully vested on the date of the grant. On July 7, 2011 the options were exercised for services provided by the vendor. Due to the nature of the transaction the Company recorded a stock based compensation charge of $50,000 as a share issuance for the fair value of the services provided.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

Note 10 – Warrants

The following tables summarize information about warrants outstanding as of September 30, 2011:

Weighted

Average

Weighted

Exercise

Average

Intrinsic

Shares

Price

Exercisable

Value

Outstanding at

  January 1, 2011

3,864,750

$0.53

3,864,750

$           -

Granted

1,104,287

$0.35

1,104,287

$110,429

Exercised

(1,725,127)

($0.34)

(1,725,127)

$189,764

Surrendered

  (112,707)

($0.35)

(112,707)

$ 11,271

Expired

-

-

-

-

Cancelled

                -

         -

                 -

             -

Outstanding at

  September 30, 2011

   3,131,203

$0.50

3,131,203

$          -

                                          ========               ====        =======           ======

                            Average

                             Number   Contractual  Exercise     Warrants

Exercise Price   Outstanding      Life         Price     Exercisable

-----------------   ---------------  -----------   ---------   --------------

$0.31 to $0.35      1,497,703      3.35      $0.34     1,497,703

$0.67                    1,633,500      2.63      $0.67     1,633,500

                             ------------                                 ------------

Total                     3,131,203                                 3,131,203

                             =======                                 =======

GLOBAL ARENA HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

Note 11 – Non-Controlling Interest

The Company has operating assets through two operating subsidiaries. The Company has a 67% equity interest in Lillybell and a 95% equity interest in GAIM. As of September 30, 2011 the third party non-controlling interest was ($169,156).

Note 12 – Related Parties

The Company has an expense sharing agreement with GACC whereby GACC pays certain general and administrative expenses on behalf of the Company and its operating subsidiaries. During the year nine months ended September 30, 2011 and 2010, Global Arena Holding reimbursed GACC approximately $222,300 and $247,400, respectively.

The Company has a month-to-month agreement with Broadsword, an affiliated company, whereby Broadsword provides office space to the Company. During the nine months ended September 30, 2011 and 2010, Global Arena was charged approximately $96,200 and $93,100, respectively, for office space.

Note 13 – Commitments and Contingencies

Litigation

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. The Company currently is not involved in any legal proceedings.

On October 12, 2011, Harry Friedman filed a complaint with the Nassau County Court, State of New York, Index Number 11-014606 against the Company, as a shareholder of GACC, Josh Winkler, as an officer of GACC and JSM Capital Holding Corp. and Broad Sword Holdings, LLC, as majority shareholders of GACC.  The complaint seeks a recovery on several counts resulting from the purported wrongful termination of Plaintiff and lack of Notice by Global Arena Capital Corp.    The Company is of the opinion that the charges alleged in the complaint are without merit and will be dismissed against the registrant as a minority shareholder. As of November 21, 2011, the complaint is in the discovery phase and the Company does not believe that it has any potential exposure by reason of this complaint. However, the Company cannot provide assurance that the outcome of this matter will not have a material effect on the Company’s financial condition or results of operations.

GLOBAL ARENA HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

Note 13 – Commitments and Contingencies (Continued)

Indemnification

The Company is engaged in providing a broad range of investment services to a diverse group of retail and institutional clientele. Counterparties to the Company’s business activities include broker-dealers and clearing organizations, banks and other financial institutions. The Company uses clearing brokers to process transactions and maintain customer accounts on a fee basis, and the Company permits the clearing firms to extend credit to its clientele secured by cash and securities in the client’s account. The Company’s exposure to credit risk associated with the non-performance by its customers and counterparties in fulfilling their contractual obligations can be directly impacted by volatile or illiquid trading markets, which may impair the ability of customers and counterparties to satisfy their obligations to the Company. The Company has agreed to indemnify the clearing brokers on a limited basis for losses it incurs while extending credit to the Company’s clients.

It is the Company’s policy to review, as necessary, the credit standing of its customers and each counterparty.  Amounts due from customers that are considered uncollectible by the clearing broker are charged back to the Company by the clearing broker when such amounts become determinable. Upon notification of a charge back, such amounts, in total or in part, are then either (i) collected from the customers, (ii) charged to the broker initiating the transaction, and/or (iii) charged as an expense in the accompanying statement of operations, based on the particular facts and circumstances.

The maximum potential amount for future payments that the Company could be required to pay under this indemnification cannot be estimated. However, the Company believes that it is unlikely it will have to make any material payments under these arrangements and has not recorded any contingent liability in the consolidated financial statements for this indemnification.

Note 14 – Revenue Concentrations

The Company considers significant revenue concentrations to be clients or brokers who account for 10% or more of the total revenues generated by the Company during the period. The Company had 3 brokers who accounted for 83% of total revenues, which included revenues from a single customer that accounted for 13% of total revenues, during the three months ended September 30, 2011. During the nine months ended September 30, 2011, the Company had 3 brokers who accounted for 82% of total revenues, which included revenues from a single customer that accounted for 13% of total revenues.

GLOBAL ARENA HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

Note 15 – Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the condensed consolidated financial statements are issued, require potential adjustment to or disclosure in the consolidated financial statements.

On October 12, 2011, the Company entered into an agreement to issue a convertible promissory note. Under the term of the agreement the Company will convert a promissory note dated September 30, 2011 and receive additional cash proceeds of $175,000 and issue a convertible promissory note of $250,000. The note has a maturity date of October 13, 2013 and has a stated interest rate of 8% per annum. In addition the Company will grant to the note holder warrants to purchase 500,000 shares of common stock at an exercise price of $0.45 per share. The warrants have a life of three years and are fully vested on the date of the grant. The note is convertible into common stock at a the lower conversion price of $0.30 per share or the 60 day variable weighted average stock price preceding the notice of conversion.

The Company will account for the issuance of the convertible promissory notes in accordance with ASC 815” Derivatives and Hedging.”  Accordingly, the embedded conversion option of the convertible note will be recorded as a derivative liability at the fair market value and are marked to market through earnings at the end of each reporting period.

Management’s Discussion and Analysis of

Financial Condition And Results of Operations

Trends and Uncertainties

Global Arena is a financial services firm that services the financial community through its subsidiaries. Demand for Global Arena's services are dependent on general economic conditions, which are cyclical in nature.  Because a major portion of Global Arena’s activities are the receipt of revenues from financial services, our business operations may be adversely affected by competitors and prolonged recessionary periods.

There are no other known trends, events or uncertainties that have, or are reasonably likely to have, a material impact on our short term or long term liquidity. Sources of liquidity will come from the sale of our services, as well as the private sale of our stock. There are no material commitments for capital expenditure at this time. There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from Global Arena’s continuing operations. There are no other known causes for any material changes from period to period in one or more line items of our financial statements.

Results of Operations

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

Revenues for the nine months ended September 30, 2011 consisted of investment advisory fees of $664,425 and commissions and other of $7,324 resulting in total revenues of $671,749. Comparatively for the nine months ended September 30, 2010, revenues consisted of investment advisory fees of $613,544 and commissions and other of $6,559. The increase is primarily attributable to increased operations.

Net loss for the nine months ended September 30, 2011 was $(1,477,998) compared to $(540,454) for the nine months ended September 30, 2010. Operating expenses for the nine months ended September 30, 2011 were $1,777,390 compared to $1,160,557 for the nine months ended September 30, 2010.

This increase is primarily attributable to increased operations, which resulted in:

   -   an increase of $48,815, or approximately 10%, in commissions,

   -   an increase of $380,823 in professional fees,

   -   an increase of $128,209 in office and other expenses.

There was a loss on the fair value of a derivative liability for the nine months ended September 30, 2011 of $35,800 compared to $0 for the nine months ended September 30, 2010.

Liquidity and Capital Resources

During the nine months ended September 30, 2011, Global Arena Holding reduced its escrow deposit – restricted cash balance by $325,259, resulting in net cash provided by investing activities of $325,872.

Comparatively, for the nine months ended September 30, 2010, Global Arena Holding made an investment in GACC, an affiliate of $50,000, resulting in net cash used in investing activities of $50,000.

During the nine months ended September 30, 2011, Global Arena Holding received proceeds from the issuance of common stock of $0, received proceeds from the exercise of warrants of $340,000 extended an advance of $305,063 to affiliates, increased its payable to affiliates by $86,762, and obtained convertible loans of $416,500, non-convertible loans of $75,000, and advances of $50,000 resulting in net cash provided by financing activities of $663,199.

Comparatively, for the nine months ended September 30, 2010, Global Arena Holding received proceeds from the issuance of common stock and warrants of $481,917, repurchased $225,000 in common stock from investors, received payments of $305,942 on its receivable from affiliates and repaid $1,693 of advances from affiliates. Global Arena Holding had net cash provided by financing activities of $561,166 for the nine months ended September 30, 2010.

We reported a net increase in cash for the nine months ended September 30, 2011 of $46,956 as compared to a net increase in cash of $14,433 for the nine months ended September 30, 2010. At September 30, 2011, we had cash on hand of $69,357.

Global Arena Holding has an expense sharing agreement with GACC whereby GACC pays certain general and administrative expenses on behalf of the Global Arena Holding and its operating subsidiaries. During the year nine months ended September 30, 2011 and the nine months ended September 30, 2010, Global Arena Holding reimbursed GACC $200,545 and $192,625, respectively.

Global Arena Holding has a month-to-month agreement with Broadsword, an affiliated company, whereby Broadsword provides office space to Global Arena Holding. During the nine months ended September 30, 2011 and the nine months ended September 30, 2010, Global Arena was charged $96,200 and $93,100, respectively, for office space

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of the liabilities in the normal course of business. Global Arena Holding has incurred losses of approximately $1.5 million and $540,000 during the nine months ended September 30, 2011 and the nine months ended September 30, 2010, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

For the year nine months ended September 30, 2011 and the nine months ended September 30, 2010, Global Arena Holding sold common stock and warrants for net proceeds of $0 and $481,917, respectively.

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

Contractual Obligations

Global Arena Holding has a month to month lease for office space. Rent expense for the nine months ended September 30, 2011 and the nine months ended September 30, was $96,200 and $93,100, respectively.

Three months ended September 30, 2011 compared to the three months ended September 30, 2010

Revenues for the three months ended September 30, 2011 were $219,077, consisting of investment advisory fees. Comparatively for the three months ended September 30, 2010, revenues consisted of investment advisory fees of $196,670 and commissions and other of $2,997. The increase is primarily attributable to increased operations.

Net loss for the three months ended September 30, 2011 was $(632,985) compared to $(196,553) for the three months ended September 30, 2010. Operating expenses for the three months ended September 30, 2011 were $688,005 compared to $396,220 for the three months ended September 30, 2010.

This increase is primarily attributable to increased operations which resulted in:

   -   an increase of $17,628, or approximately 11%, in commissions,

   -   an increase of $182,170 in professional fees,

There was a loss for the fair value of the derivative liability for the three months ended September 30, 2011 of $22,800 compared to $0 for the three months ended September 30, 2010.

Global Arena Holding has an expense sharing agreement with GACC whereby GACC pays certain general and administrative expenses on behalf of the Global Arena Holding and its operating subsidiaries. During the year three months ended September 30, 2011 and the three months ended September 30, 2010, Global Arena Holding reimbursed GACC approximately $53,749 and $86,114, respectively.

Global Arena Holding has a month-to-month agreement with Broadsword, an affiliated company, whereby Broadsword provides office space to the Global Arena Holding. During the three months ended September 30, 2011 and the three months ended September 30, 2010, Global Arena was charged $40,122 and $37,658, respectively, for office space.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of the liabilities in the normal course of business. Global Arena Holding has incurred losses of approximately $633,000 and $197,000 during the three months ended September 30, 2011 and the three months ended September 30, 2010, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

For the three months ended September 30, 2011 Global Arena Holding received net proceeds of $50,000 from the exercise of warrants.  For the three months ended September 30, 2010, Global Arena Holding repurchased treasury stock for a cost of $80,000.

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

Contractual Obligations

Global Arena Holding has a month to month lease for office space. Rent expense for the three months ended September 30, 2011 and the three months ended September 30, was $40,122 and $37,658, respectively.

Critical Accounting Policies

Global Arena Holding’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Critical accounting policies for the registrant include the revenue recognition, cash and cash equivalents and derivative financial instruments.

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

Derivative Financial Instruments

In connection with the issuance of certain warrants that include price protection reset provisions. Global Arena Holding determined that the exercise price reset provision feature is an embedded derivative instrument pursuant to ASC 815 “Derivatives and Hedging.”

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

Item 4.  Controls and Procedures.

During the quarter ended September 30, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2011.  Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures were not effective as of September 30, 2011 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the December 31, 2010 audit of our consolidated financial statements and our review of the three and nine months ended September 30, 2011, our independent auditors identified significant deficiencies that together constitute a material weakness in our internal control over financial reporting. These significant deficiencies primarily relate to our lack of lack of appropriate resources to handle the accounting for certain complex equity transactions and our lack of a sophisticated financial reporting system. The accounting department constituted of one Officer and one Controller.  Therefore, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties.  Upon receiving adequate financing the Company plans to increase its controls in these areas by hiring more employees in financial reporting, and establishing an audit committee. These significant deficiencies together constitute a material weakness in our internal control over financial reporting.

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

Although we have taken steps to remedy some of these issues with our internal control over financial reporting, including the hiring of a consultant to provide guidance regarding our complex equity and debt transactions, we still have additional work to do to bring our financial reporting procedures up to public-company standards. Because the Merger occurred in the second quarter of 2011 and because the Company was a small privately-held company, we were unable to upgrade our internal controls over financial reporting to the level required of a public company prior to the end of the period covered by this annual report. Nevertheless, we are initiating the remediation steps to rectify the identified significant deficiencies that together constitute a material weakness in our internal control over financial reporting. Because these remediation steps have not yet been completed, we have performed additional analyses and other post-closing procedures to ensure that our condensed consolidated financial statements contained in this annual report were prepared in accordance with U.S. GAAP and applicable SEC regulations. Our planned remediation steps include determining the appropriate resources to handle complex transactions as they arise in the future, upgrading our financial reporting systems, and establishing an audit committee.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 1A.  Risk Factors

          Not applicable for smaller reporting company

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to an existing subscription agreement, during the three months ended September 30, 2011, Global Arena issued 144,093 shares of common stock based on the exercise of warrants for net proceeds of $50,000.  During the nine months ended September 30, 2011, Global Arena issued 1,052,120 shares of common stock based on the exercise of warrants for net proceeds of $290,000.

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

Dated: November 21, 2011

Global Arena Holding, Inc.

By: /s/ John S. Matthews

John S. Matthews, Chief Executive Officer

/s/Joshua Winkler

Joshua Winkler, Chief Financial Officer