Form 10-K
period 2011-12-31
Global Arena Holding, Inc.
filed 2012-04-30
CIK 1138724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

 OR

[ ]  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 000-49819

GLOBAL ARENA HOLDING, INC.

(Exact name of registrant in its charter)

Delaware	33-0931599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

708 Third Avenue, New York, NY 10017

(Address of principal executive offices, including zip code)

Registrant's Telephone number, including area code:  (828) 267-5996

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act

Yes [  ] No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the part 90 days.

Yes [x] No[  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained hereof, and will not be contained, to will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $.001 par value common stock held by non-affiliates of the registrant was approximately $37,382,445

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of April 30, 2012 was 21,234,651 shares of its $.001 par value common stock.

No documents are incorporated into the text by reference.

Global Arena Holding, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2011

Table of Contents

PART I

ITEM 1.   BUSINESS

Global Arena Holding is a holding company that owns and operates through its subsidiaries.

Global Arena Holding Subsidiary Corp., a Delaware corporation, is a holding company and owns and operates through its subsidiaries, Global Arena Investment Management LLC, Global Arena Commodities Corp., Global Arena Trading Advisors LLC, Lillybell Entertainment LLC and a minority owned investment in Global Arena Capital Corp.

Global Arena Investment Management LLC

Global Arena Holding owns 95% of Global Arena Investment Management, which operates as a registered investment. GAIM is a Registered Investment Advisor with the Securities Exchange Commission, Central Registry Deposit Number 135835.

Michael Cohn has been a financial services professional for over 22 years, and is the president of GAIM. Since 2004, Mr. Cohn was the portfolio manager and chief investment strategist at Atlantis Asset Management. His specialties are equities, derivatives, commodities and fixed income strategies using innovative risk management techniques to preserve wealth, and create high income and growth oriented portfolios with lowered market risk.

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

On July 27, 2009, Global Arena Holding, purchased a customer list from the MF Group, a securities brokerage and asset management firm that had been in existence for 20 years.

GAIM currently manage approximately $110,000,000 in separately managed accounts. The majority of the assets of the customer accounts are held at Fidelity Advisor, our clearing firm and custodian

GAIM is a global wealth strategy and asset management firm for high net-worth individuals, families and institutional clients.  GAIM offers services including separately-managed accounts, mutual funds, and other investment vehicles to unaffiliated corporate and public employee pension funds, endowment funds, domestic and foreign institutions, and governments and affiliates around the world.  GAIM also offers in-depth portfolio strategy, trading and risk management services to institutional and individual investors.

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

Global Arena Commodities Corporation

Global Arena Commodity Corporation completed its registration with the National Futures Association in July 2009. Our NFA Registration is 0409315. GACOM is owned 100% by Global Arena Holding.

GACOM is directed by its president, John Piazza, who brings over 20 years of financial trading experience.

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

GACOM is headquartered at 708 Third Avenue, 11th Floor. New York, New York, 10017.

GACOM is focused on providing commodity brokerage facilities to professional traders, Commodity Trading Advisors, Commodity Pool Operators as well as offering managed futures accounts to institutional and individual investors.

Global Arena Trading Advisors LLC

Global Arena Trading Advisors LLC is a registered commodities trading advisory firm, NFA identification number 0416975, which was formed in December 2009.

GATA is directed by its president John Piazza, who brings over 20 years of financial trading experience.

GATA has two offices, one located at 708 Third Avenue, 11th Floor, New York, New York 10017 and one branch office located at 4640 Admiralty Way, Suite 800, Marina del Rey, CA, 90292.

GATA is owned 100% by Global Arena Holding. GATA has is currently negotiating a sub-manager agreement with a Commodity Trading Advisor, to manage the commodity trading advisor.  GATA will charge a 2% annual fee, and will participate in 20% of any accretive profits, if any.

Lillybell Entertainment LLC

Lillybell Entertainment LLC was formed by Global Arena as an investment vehicle to invest in entertainment properties which include Theater, Television, Film and Art. Global Arena owns 66% of LE. Ms. Kathryn Weisbeck is the Chief Executive Officer of LE and is the sole owner of the remaining 33%.

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

Ms. Weisbeck has appeared on As the World Turns, ER, Canterbury’s Law and worked on films; 27 Dresses, (500) Days of Summer, The Accidental Husband, Solitary Man as well as numerous independent films and countless plays including West Side Story, Singin’ in the Rain, Anything Goes, Macbeth, and Oliver.

LE will raise investment funds from qualified institutions, family office investment managers, and accredited investors, through General Partnerships, and Limited Partnerships thereby benefiting in the priniciple ownership of the properties, and participating in the profits, if any.

LE first entertainment project will be the “Lillybell Art Fund LP”, a limited partnership organized under Delaware partnership law.

The general partner is a Delaware limited liability company and was organized in 2011 primarily to serve as general partner to the Fund.  The General Partner has the following members Lillybell Entertainment LLC, managed by Kathryn Weisbeck and John Matthews and Flamingo Drive Enterprises, Inc. managed by Paul Fisher and Joanna C. Sikes.

The majority of the Fund’s assets will be used to purchase original Dale Chihuly works of special, historic or significant value from the following collections; Black Works, Putti Ikebana, Venetians, Macchia, Persians, Chandeliers and selections from the de Young exhibit.

Lillybell Entertainment will act as a general partner of the fund and will be entitled to 60% of a 2% annual fee on the funds raised and 60 % of a 20% performance bonus if the value of the fund exceeds 120 % of the Limited Partners original Investment.

Global Arena Capital Corp.

Global Arena Capital Corp. is a full service registered broker/dealer with the U.S. Securities Exchange Commission and the Financial Industry Regulatory Authority, and is a member of the Municipal Securities Rulemaking Board and Securities Investor Protection Corp., operating under the Central Registry Deposit #16871.

Global Arena Holding owns 4.8% of GACC.  GACC’s main office is located at 708 Third Avenue, 11th Floor, New York, New York, 10017 and has offices located at 55 Broad Street 15th Floor, New York, New York, 10004 and 3 Huntington Quadrangle, Melville, New York, 11747.

GACC currently manages approximately $220,000,000 and clears its securities business, on a fully disclosed basis, thru RBC Correspondent Services, a division of RBC Capital Markets, a member of the New York Stock Exchange Euronext, FINRA and SIPC.

ITEM 1A.  RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The registrant's main office is located at 708 Third Avenue, 11th Floor, New York, New York, 10017.  These premises consist of 4,500 square feet and are shared with its subsidiaries.  Global Arena Holding has a month to month lease for office space. Rent expense for year ended December 31, 2011 and the year ended December 31, 2010, was $132,000 and $126,000, respectively.

ITEM 3.  LEGAL PROCEEDINGS.

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

As of April 30, 2012, the complaint is in the discovery phase and the Company does not believe that it has any potential exposure by reason of this complaint. However, the Company cannot provide assurance that the outcome of this matter will not have a material effect on the Company’s financial condition or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Item 5(a)

a)  Market Information.  The Company began trading publicly on the NASD Over the Counter Bulletin Board on July 19, 2006 under the symbol “GAHCE.OB”.

The following table sets forth the range of high and low bid quotations for our common stock.  The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
3/31/10	0.04	0.03
6/30/10	0.04	0.02
9/30/10	0.04	0.02
12/31/10	0.04	0.02

3/31/11	0.14	0.01
6/30/11 (1)	2.44	0.60
9/30/11	2.44	0.20
12/30/11	0.75	0.25

(1) Reflects the bids after the 1:20 stock that occurred on May 27, 2011.

b)  Holders.  At April 30, 2012, there were approximately 144 shareholders of the Company.

c)  Dividends.  Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors.  No dividends on our common stock have ever been paid, and we do not anticipate that dividends will be paid on our common stock in the foreseeable future.

d)  Securities authorized for issuance under equity compensation plans.  No securities are authorized for issuance by the Company under equity compensation plans.

e)  Performance graph.  Not applicable.

f)  Sale of unregistered securities.

Not applicable

    Item 5(b)  Use of Proceeds.  Not applicable.

    Item 5(c)  Purchases of Equity Securities by the issuer and affiliated purchasers.  Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as in certain other parts of this Annual report on Form 10-K (as well as information included in oral statements or other written statements made or to be made by Global Arena) that look forward in time, are forward-looking statements made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. Although Global Arena believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct.  Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by those statements. These risks, uncertainties and other factors include, but are not limited to Global Arena’s ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors set forth in Global Arena’s filings with the Securities and Exchange Commission, including without limitation to this Annual Report on Form 10-K.

Global Arena undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

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

Trends and Uncertainties

Global Arena is a financial services firm that services the financial community through its subsidiaries. Demand for Global Arena's services are dependent on general economic conditions, which are cyclical in nature.  Because a major portion of Global Arena’s activities are the receipt of revenues from financial services, our business operations may be adversely affected by competition, prolonged recessionary periods and other economic and political situations.

There are no other known trends, events or uncertainties that have, or are reasonably likely to have, a material impact on our short term or long term liquidity. Sources of liquidity will come from the sale of our services, as well as the private sale of our stock and the issuance of debt. There are no material commitments for capital expenditure at this time. There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from Global Arena’s continuing operations. There are no other known causes for any material changes from period to period in one or more line items of our financial statements.

Liquidity and Capital Resources

During the year ended December 31, 2011, Global Arena Holding reduced its escrow deposit – restricted cash balance by $325,259, resulting in net cash provided by investing activities of $325,259.

Comparatively, during the year ended December 31, 2010, Global Arena Holding made an investment in GACC of $50,000 and an escrow deposit - restricted cash of $325,872 resulting in net cash used in investing activities of $375,872.

During the year ended December 31, 2011, Global Arena received proceeds from the exercise of warrants of $340,000 and proceeds from the issuance of common stock and warrants of $350,000.  We also received proceeds from convertible promissory notes of $809,515 and spent $25,000 on the repayment of a convertible promissory note.  We advanced $399,583 to affiliates, resulting in net cash provided by financing activities of $1,074,932 for the year ended December 31, 2011.

Comparatively, for the year ended December 31, 2010, we received proceeds from the issuance of common stock and warrants of $1,215,000.  We spent $255,000 to repurchase common stock, and received $246,407 as an advance from affiliates.  As a result, we had net cash provided by financing activities of $1,206,407 for the year ended December 31, 2010.

Global Arena Holding has an expense sharing agreement with GACC whereby GACC pays certain general and administrative expenses on behalf of the Global Arena Holding and its operating subsidiaries. During the year ended December 31, 2011 and the year ended December 31, 2010, Global Arena Holding reimbursed GACC $246,000 and $443,000, respectively.

Global Arena Holding has a month-to-month agreement with Broadsword, an affiliated company, whereby Broadsword provides office space to Global Arena Holding. During the year ended December 31, 2011 and the year ended December 31, 2010, Global Arena was charged $132,000 and $126,000, respectively, for office space

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, Global Arena Holding has incurred losses of $2,554,490 and $803,600 for the years ended December 31, 2011 and 2010, respectively, and a working capital deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes that it will be successful in obtaining additional financing, from which the proceeds will be primarily used to execute its operating plan. Global Arena Holding plans to use its available cash to continue the development and execution of its business plan and expand its client base and services. However, Global Arena Holding cannot give assurances that such financing will be available or on terms advantageous to Global Arena Holding, or at all. Should Global Arena Holding not be successful in obtaining the necessary financing to fund its operations, Global Arena Holding would need to curtail certain or all of its operational activities.

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. Our auditors have included a “going concern” qualification in their auditors’ report dated April 30, 2012. Such a “going concern” qualification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot be assured.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve Global Arena’s operating results.

Results of Operations for the Year Ended December 31, 2011 compared to the Year Ended December 31, 2010.

Revenues for the year ended December 31, 2011 consisted of investment advisory fees of $834,153 and commissions and other of $15,092 resulting in total revenues of $849,245. Comparatively for the year ended December 31, 2010, revenues consisted of investment advisory fees of $836,146 and commissions and other of $16,814.  The decrease is primarily attributable to slightly reduced assets under management.

For the year ended December 31, 2011, we paid commissions of $643,661 and paid salaries and benefits of $535,437.  We had occupancy expenses of $141,555, business development expenses of 209,406, and paid professional fees of $552,464.  We paid $19,588 for clearing and operations and $25,053 for communication and data.  We paid $14,182 in regulatory fees, and had office and other expenses of $243,220.  As a result, we had total operating expenses of $2,384,566 for the year ended December 31, 2011, resulting in a net loss from operations of $1,535,321.

Comparatively, for the year ended December 31, 2010, we paid commissions of $641,239 and paid salaries and benefits of $567,075.  We had occupancy expenses of $141,610, business development expenses of 155,902, and paid professional fees of $127,029.  We paid $36,806 for clearing and operations and $11,940 for communication and data.  We paid $13,838 in regulatory fees, and had office and other expenses of $39,635.  As a result, we had total operating expenses of $1,735,074 for the year ended December 31, 2010, resulting in a net loss from operations of $882,114.

This increase is primarily attributable to increased professional fees and for increase office and other expenses as a result of the increased operations and expenditures spent on developing Global Arena’s businesses.

There was a loss on the fair value of a derivative liability for the year ended December 31, 2011 of $564,100 compared to $0 for the year ended December 31, 2010.

Recently Issued Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

Off Balance Sheet Arrangements

None.

Disclosure of Contractual Obligations

None.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Global Arena Holding, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Global Arena Holding Inc. and Subsidiaries

We have audited the accompanying balance sheet of Global Arena Holding Inc. and Subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the year ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required, nor have we been engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Arena Holding Inc. and Subsidiaries at December 31, 2011, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements as of and for the year ended December 31, 2011 have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 1 to the financial statements, the Company has suffered recurring losses since inception, experiences a deficiency of cash flow from operations and has a stockholders’ deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Wei, Wei & Co., LLP

New York, New York

April 30, 2012

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

ASSETS	2011	2010
Current assets
Cash	$60,674	$22,401
Cash - restricted cash	613	325,872
Due from clearing organization	20,937	5,818
Advances to registered representatives and employees	46,943	23,500
Prepaid expenses and other current assets	3,975	2,123
Other receivable - related party	469,062	62,611
Total current assets	602,204	442,325

Fixed assets, net of accumulated depreciation of $1,269 and $683, respectively	488	1,074

Other assets
Investment	480,000	480,000
Customer list, net	-	140,145
Total other assets	480,000	620,145

TOTAL ASSETS	$1,082,692	$1,063,544

(Continued on next page)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

(Continued from previous page)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	2011	2010
Current liabilities
Accounts payable and accrued expenses	$116,677	$61,211
Other payable - related party	6,868	-
Customer deposit	15,147	-
Convertible promissory notes payable, net of debt discount of $117,300 at December 31, 2011	417,215	-
Derivative liability	714,200	343,000
Total current liabilities	1,270,107	404,211

Convertible promissory notes payable, net of debt discount of $223,000 at December 31, 2011	26,800	-
Total liabilities	1,296,907	404,211

Stockholders' equity (deficit)
Common stock, $0.001 par value; 100,000,000 shares authorized; 21,234,651 shares and 18,000,000 shares issued and outstanding at December 31, 2011 and 2010, respectively	21,235	18,000
Additional paid-in capital	3,899,535	2,154,000
Accumulated (deficit)	(3,955,050)	(1,400,560)

Stockholders' equity (deficit) attributable to controlling interests	(34,280)	771,440

Noncontrolling interests	(179,935)	(112,107)
Total stockholders' equity (deficit)	(214,215)	659,333

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,082,692	$1,063,544

See notes to the consolidated financial statements

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
Revenues
Investment advisory fees	$ 834,153	$ 836,146
Commissions and other	15,092	16,814
Total revenues	849,245	852,960

Operating expenses
Commissions	643,661	641,239
Salaries and benefits	535,437	567,075
Occupancy	141,555	141,610
Business development	209,406	155,902
Professional fees	552,464	127,029
Clearing and operations	19,588	36,806
Communication and data	25,053	11,940
Regulatory fees	14,182	13,838
Office and other	243,220	39,635
Total operating expenses	2,384,566	1,735,074

(Loss) from operations	(1,535,321)	(882,114)

Other income and (expenses)
Interest expense	(522,897)	-
Change in fair value of derivative liability	(564,100)	-
Total other expenses	(1,086,997)	-

Net (loss) before noncontrolling interests	(2,622,318)	(882,114)
Net (loss) attributable to noncontrolling interests	(67,828)	(78,514)

Net (loss) attributable to controlling interests	$(2,554,490)	$(803,600)

(Loss) per common share, basic and diluted	$ (0.13	$ (0.05)

Weighted average shares outstanding, basic and diluted	19,307,078	15,632,458

See notes to the consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Common Stock		Additional	Accumulated	Noncontrolling
	Shares	Amount	Paid-in Capital	Deficit	Interests	Total
Balance, December 31, 2009	14,907,000	$14,907	$1,540,093	$(596,960)	$(33,593)	$924,447
Repurchase and cancellation	(459,000)	(459)	(254,541)	-	-	(255,000)
Issuance of common stock and warrants for cash	3,552,000	3,552	1,211,448	-	-	1,215,000
Reclassification of warrants to derivative liability	-	-	(343,000)	-	-	(343,000)
Net (loss)	-	-	-	(803,600)	(78,514)	(882,114)

Balance, December 31, 2010	18,000,000	18,000	2,154,000	(1,400,560)	(112,107)	659,333
Reorganization for reverse merger	409,524	410	(21,840)	-	-	(21,430)
Issuance of common stock for the exercise of warrants	1,052,120	1,052	338,948	-	-	340,000
Issuance of warrants in connection with convertible debt	-	-	653,900	-	-	653,900

(Continued on next page)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Continued from previous page)

Stock based compensation charge for the modification of warrants	-	-	110,400	-	-	110,400
Reclassification of derivative liability to equity	-	-	192,900	-	-	192,900
Issuance of common stock for the cashless exercise of warrants	673,007	673	(673)	-	-	-
Issuance of warrants to extend maturity date of a convertible debt	-	-	73,000	-	-	73,000
Issuance of common stock and warrants for cash	285,715	286	99,714	-	-	100,000
Issuance of common stock for cash	714,285	714	249,286	-	-	250,000
Issuance of common stock for service	100,000	100	49,900	-	-	50,000
Net (loss)	-	-	-	(2,554,490)	(67,828)	(2,622,318)

Balance, December 31, 2011	21,234,651	$21,235	$3,899,535	$(3,955,050)	$(179,935)	$(214,215)

See notes to the consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
Cash flows from operating activities
Net (loss) before noncontrolling interests	$(2,622,318)	$(882,114)
Adjustment to reconcile net (loss) to net cash (used in) operating activities;
Depreciation and amortization	140,732	54,836
Accretion of debt discount	364,969	-
Stock-based compensation	160,400	-
Change in fair value of derivative liability	564,100	-
Change in operating assets and liabilities:
Due from clearing organization	(15,119)	(5,633)
Advances to registered representatives and employees	(23,443)	128
Prepaid expenses and other current assets	(1,852)	(988)
Customer deposit	15,147	-
Commissions payable	-	(7,648)
Accounts payable and accrued expenses	55,466	30,589
Net cash (used in) operating activities	(1,361,918)	(810,830)

Cash flows from investing activities
Investment in affiliate	-	(50,000)
Escrow deposit - restricted cash	-	(325,872)
Return of escrow deposit - restricted cash	325,259	-
Net cash provided by (used in) investing activities	325,259	(375,872)

Cash flows from financing activities
Proceeds from exercise of warrants	340,000	-
Proceeds from issuance of common stock and warrants	350,000	1,215,000
Repurchase of common stock	-	(255,000)
Proceeds from convertible promissory note	809,515	-
Repayment of convertible promissory note	(25,000)	-
Advances (to) from affiliates	(399,583)	246,407
Net cash provided by financing activities	1,074,932	1,206,407

(Continued on next page)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Continued from previous page)

2011	2010

Net increase in cash	38,273	19,705
Cash, beginning of year	22,401	2,696
Cash, end of year	$ 60,674	$ 22,401

Supplemental disclosure of cash flow information
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities
Issuance of warrants in connection with debt	$ 726,900	$ -
Reclassification of derivative liabilities to equity	$ 192,900	$ -
Shares issued related to assumption of net liabilities acquired with reverse merger	$ 21,430	$ -

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

1.  ORGANIZATION

Description of the Business

Global Arena Holding Inc. (formerly, “Global Arena Holding Subsidiary Corp.”) (“GAHI”), was formed in February 2009, in the state of Delaware. The Company is a financial services firm that services the financial community through its subsidiaries as follows:

Global Arena Investment Management LLC (“GAIM”) provides investment advisory services to its clients.  GAIM is registered with the Securities and Exchange Commission (the “SEC”) as an investment advisor and clears all of its business through Fidelity Advisors (“Fidelity”), its correspondent broker. Global Arena Commodities Corp. (“GACOM”) provides commodities brokerage services and earns commissions. Global Arena Trading Advisors, LLC (“GATA”) provides futures advisory services and earns fees. GATA is registered with the National Futures Association (NFA) as a commodities trading advisor. Lillybell Entertainment, LLC (“Lillybell”) provides finance services to the entertainment industry.

Reverse Merger Transaction

On January 19, 2011, China Stationery and Office Supply, Inc. (“China Stationery”) entered into an Agreement and Plan of Merger with the Company.  Upon the terms and subject to the conditions of the Merger Agreement, at the effective date of the Merger, the Company merged with and into China Stationery, with China Stationery continuing as the surviving corporation with the new name of Global Arena Holding, Inc.

The approval of China Stationery’s board of directors and the affirmative vote of the holders of a majority of the outstanding common stock entitled to vote were obtained in order to approve and adopt the Merger Agreement.  China Stationery’s sole director approved the Merger Agreement and the transactions contemplated by the Merger Agreement at a meeting of their board of directors on January 19, 2011.

Immediately following the execution of the Merger Agreement, and as a condition and inducement to the willingness of the Company to enter into the Merger Agreement, certain shareholders, who held, as of the date of the Merger Agreement, a majority of the issued and outstanding common shares entitled to vote on the adoption of the Merger Agreement, executed and delivered to the Company a written consent approving the transactions contemplated thereby.

As a result, no further action by any other China Stationery stockholder was required in connection with the adoption of the Merger Agreement.

At the effective date of the Merger on May 18, 2011, each share of GAHI’s common stock, was cancelled and converted automatically into 1.5 common shares of China Stationery for an aggregate of 18,000,000 common shares of China Stationery and was recorded as a recapitalization of China Stationery.  The consolidated financial statements are issued under the name of Global Arena Holding, Inc. (formerly, China Stationery, the legal acquirer), but are a continuation of the consolidated financial statements of Global Arena Holding Subsidiary Corp. and its subsidiaries (the accounting acquirers, collectively, the “Company”).  The effect of the recapitalization was applied retroactively to the prior year’s consolidated financial statements as if the current structure existed since inception of the periods presented.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has generated recurring losses and cash flow deficits from operations since February 24, 2009 (inception) and has a stockholders’ deficiency. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or generate positive cash flows from operations.  Management believes that it will be successful in obtaining additional financing, from which the proceeds will be primarily used to execute its operating plan. The Company plans to use its available cash to continue the development and execution of its business plan and expand its client base and services.  However, the Company can give no assurance that such financing will be available or on terms advantageous to the Company, or at all.  Should the Company not be successful in obtaining the necessary financing to fund its operations and ultimately achieve adequate profitability and cash flows from operations, the Company would need to curtail certain or all of its operating activities.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change of Reporting Entity and Basis of Accounting and Presentation

The reverse acquisition described in Note 1 was treated as recapitalization of the Company. SEC Manual Item 2.6.5.4 “Reverse Acquisitions” requires that “in a reverse acquisition, the historical shareholder’s equity of the accounting acquirer prior to the merger is retroactively reclassified for the equivalent number of shares received in the merger after giving effect to any difference in par value of the registrant’s and the accounting acquirer’s stock by an offset to additional paid-in capital.”

Therefore, the consolidated financial statements have been prepared as if Global Arena Holding Subsidiary Corp. and its subsidiaries had always been the reporting company and then on the reverse acquisition date, had changed its name and reorganized its capital stock.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of its wholly-owned subsidiaries and majority owned subsidiaries, GAHI, GAIM, GACOM, GATA and Lillybell.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company’s revenue recognition policies comply with SEC Staff Accounting Bulletin (“SAB”) 104.  The Company earns revenues through various services it provides to its clients. Advisory fees are on a contractual basis with the fee stipulated in the contract and are recognized based on the terms of the contract during the period the service is provided.  Customer security transactions and the related commission income and expense are recorded as of the trade date.  The Company generally acts as an agent in executing customer orders to buy or sell listed and over-the-counter securities in which it does not make a market, and charges commissions based on the services the Company provides to its customers.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for that asset or liability.  The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2011 and 2010, in connection with private placement offerings, the Company had a cash escrow balance of approximately $600 and $326,000, respectively.  Accordingly, these amounts have been included as restricted cash.

Due from Clearing Organization

As of December 31, 2011 and 2010, amounts due from the clearing organization consisted primarily of cash deposits in accordance with the clearing arrangement.

Property and Equipment

Property and equipment is recorded at cost.  Depreciation is calculated using the straight-line method based on the estimated useful lives of the related assets, which range from three to five years.  Maintenance and repairs are charged to expense as incurred; costs of major additions and betterments that extend the useful life of the asset are capitalized.  When assets are retired or otherwise disposed of, the costs and related accumulated depreciation or amortization are removed from the accounts and any gain or loss on disposal is recognized.

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long lived assets when there are indications that the assets might be impaired.  When evaluating assets for potential impairment, the Company first compares the carrying amount of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges).  If the estimated future cash flows used in this analysis are less than the carrying amount of the asset, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset to the asset’s estimated future cash flows (discounted and with interest charges).

If the carrying amount exceeds the asset’s estimated futures cash flows (discounted and with interest charges), the loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets.  Based on its assessments, the Company did not incur any impairment charges for the years ended December 31, 2011 and 2010.

Convertible Debt

Convertible debt is accounted for under FASB ASC 470, “Debt – Debt with Conversion and Other Options.”  The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to additional paid-in-capital.  The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing stock options, except that the contractual life of the warrant is used.  Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis.  The allocated fair value is recorded as a debt discount and is accreted over the expected term of the convertible debt as interest expense.

The Company accounts for modifications of its Embedded Conversion Features (ECF’s) in accordance with the Emerging Issues Task Force (“EITF”) 06-6 which requires the modification of a convertible debt instrument that changes the fair value of an embedded conversion feature and the subsequent recognition of interest expense or the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.”

Derivative Financial Instruments

In connection with the issuance of certain warrants that include price protection reset provisions, the Company determined that the exercise price reset provision feature is an embedded derivative instrument pursuant to FASB ASC 815 “Derivatives and Hedging.”

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs, which are included in business development expenses, were deemed to be de minimus for the years ended December 31, 2011 and 2010.

Income Taxes

The Company accounts for income taxes under the provisions of ASC 740 “Income Taxes.” FASB ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards.  FASB ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

Stock-Based Compensation

The fair value of stock options issued to third party consultants is recorded in accordance with the measurement and recognition criteria of FASB ASC 505-50, “Equity-Based Payments to Non-Employees” and is valued using the Black-Scholes valuation method, which was developed for use in estimating the value of traded options that have no vesting restrictions and are freely transferable. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables.  These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected stock option exercise behaviors.

Because the Company’s stock options have characteristics different from those of its traded stock, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options.

Noncontrolling Interests

The Company accounts for its less than 100% interest in consolidated subsidiaries in accordance with FASB ASC 810, “Consolidation,” and accordingly the Company presents noncontrolling interests as a component of equity on its consolidated balance sheets and reports noncontrolling interests’ net income or loss under the heading “net income (loss) attributable to noncontrolling interests” in the consolidated statements of operations.

3.  RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2011, the FASB issued Accounting Standards Update (ASU) 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (ASU 2011-02), an update to ASC 310 “Receivables.” ASU 2011-02 provides guidance in evaluating whether a restructuring constitutes a troubled debt restructuring. In order to meet the requirements for a troubled debt restructuring, a creditor must separately conclude that both the restructuring constitutes a concession and the debtor is experiencing financial difficulties.

The amendments clarify the guidance on a creditor’s evaluation of whether it has granted a concession and also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties.  ASU 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011 and has to be applied retrospectively to the beginning of the annual period of adoption.  The Company does not believe that this new pronouncement will have a material impact on its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRSs” (“ASU No. 2011-04”) that provides clarification about the application of existing fair value measurements and disclosure requirements and expands certain other disclosure requirements.  ASU No. 2011-04 amends U.S. GAAP to provide common fair value measurements and disclosure requirements with International Financial Reporting Standards.  The amendments in this ASU are effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted.  The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”) that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both methods, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the component of net income and the components of other comprehensive income are presented.  ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is to be applied retrospectively, with early adoption permitted. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment” (“ASU No. 2011-08”) that permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the required annual goodwill impairment test.  ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted.  The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU No. 2011-11”).  The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.  The Company does not expect that the adoption of ASU No. 2011-11 will have a significant, if any, impact on its consolidated financial statements.

4.  NET INCOME (LOSS) PER SHARE

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the amount available to common shareholders by the weighted average number of shares of common stock outstanding during the period.  Diluted income per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants, convertible preferred stock and convertible notes. The Company’s common stock equivalents were excluded in the computation of net (loss) per share since their inclusion would be anti-dilutive.  These common stock equivalents may dilute future earnings per share.  Total shares issuable upon the exercise of outstanding warrants and conversion of convertible promissory notes for years ended December 31, were as follows:

	2011	2010
Warrants	4,242,989	3,864,750
Convertible debts	2,361,613	-
Common stock equivalents	6,604,602	3,864,750

5.  CUSTOMER LIST

On July 27, 2009, the Company entered into an agreement to acquire a customer list from an unaffiliated entity, under which the Company paid $217,000 for the acquisition.  The Company capitalized the acquisition cost of $217,000 and determined the estimated useful life of the customer list to be approximately four years.  The customer list is tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values.  During the year ended December 31, 2011, the Company evaluated and determined that the customer list was impaired and accordingly, wrote down the customer list to zero.  Amortization expense for the years ended December 31, 2011 and 2010 was approximately $140,145 (including the write down) and $54,000, respectively.

6.  INVESTMENT

As of December 31, 2011 and 2010, the investment in Global Arena Capital Corp. (“GACC”) was $480,000.  GACC is a broker dealer registered with the SEC.  As of December 31, 2011 and 2010, the Company owned a 4.8% interest in GACC.  The investment made in GACC is accounted for under the cost method of accounting because the Company does not hold a significant or controlling interest in this entity.

7.  DERIVATIVE FINANCIAL INSTRUMENTS

In October 2010, in connection with a subscription agreement, the Company issued 2,231,250 warrants to an investor (see Note 11).  The warrants have a term of three years.  Per the terms of the subscription agreement, in the event the Company, at any time while all or any portion of these warrants is outstanding, sells any shares of common stock per share, or issue common stock equivalents at a conversion price, less than the warrant exercise price, the warrant price will be adjusted accordingly.  In accordance with the provisions of ASC 815-40, these warrants are subject to derivative accounting treatment under ASC 815-10 and are recorded as a liability which is revalued at fair value each reporting date.  Any change in fair value was recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date.  The Company reassesses the classification at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. The Company uses the Black-Scholes valuation method to value the derivative instruments at inception and on subsequent valuation dates, which approximates the fair value measured using Binomial Lattice Model.  Weighted average assumptions used to estimate fair values are as follows:

	Issuance	December 31, 2011	December 31, 2010
Expected volatility	100%	150%	100%
Risk free interest rate	0.73% to 1.03%	0.25%	0.73% to 1.03%
Expected life (years)	3	1.88	3

For the years ended December 31, 2011 and 2010, the Company recognized a change in derivative liability of $564,100 and $0 in other expense related to the warrant derivative instruments.

8.  FAIR VALUE MEASUREMENTS

FASB ASC 820 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs).  In accordance with FASB ASC 820, the following summarizes the fair value hierarchy:

Level 1 Inputs – Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2 Inputs – Inputs other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3 Inputs – Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The Company’s assessment of the significance of particular inputs to these fair measurements requires judgment and considers factors specific to each asset or liability.

Cash, due from clearing organization, other receivables, advances to registered representatives and employees, accounts payable and accrued expenses, advances payable – The carrying amounts reported in the consolidated balance sheets for these items are a reasonable estimate of fair value.

Investment – Investment is recorded at cost.

The carrying amount approximated fair value.

Convertible promissory notes payable – Convertible promissory notes payable is recorded at amortized cost.  The carrying amount approximated fair value.

Derivative financial instruments – The fair value liabilities for warrants with dilutive price reset provisions have been recorded as determined utilizing Black-Scholes valuation method.

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of December 31, 2011 and 2010.

2011	Level 1	Level 2	Level 3	Total
Derivative financial instruments - warrants	$ -	$ -	$714,200	$714,200

2010	Level 1	Level 2	Level 3	Total
Derivative financial instruments - warrants	$ -	$ -	$343,000	$343,000

The following table presents the Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs for notes receivable:

Balance, January 1, 2010	$ -
Fair value of new warrants issued	343,000
Fair value of warrants exercised	-
Change in fair value included in other (income) loss	-

Balance, December 31, 2010	343,000
Fair value of warrants exercised	(192,900)
Change in fair value included in other (income) loss	564,100

Balance, December 31, 2011	$714,200

9.  CONVERTIBLE PROMISSORY NOTES

a.

On March 31, 2011 and June 1, 2011, the Company sold and issued convertible promissory notes in the principal aggregate amount of $150,000 at a stated interest rate of 12% per annum.  In addition the Company granted warrants to purchase 785,714 shares of common stock at an exercise price of $0.35 per share.  The warrants have a life of 5 years and were fully vested on the date of the grant.  The convertible promissory notes were to mature on September 30, 2011 and the due date was extended.  The holder of the note is entitled to convert all or a portion of the convertible notes plus any unpaid interest, at the lender’s sole option, into shares of common stock at a conversion price of $0.35 per share.

The gross proceeds from the sale of the notes of $150,000 were recorded net of a discount of $150,000.  The debt discount was comprised of $93,000 for the relative fair value of the warrants and $57,000 for the beneficial conversion feature of the notes. The debt discount is being accreted as additional interest expense ratably over the term of the convertible notes.

On August 10, 2011 and August 31, 2011 the Company sold and issued convertible promissory notes in the principal aggregate amount of $76,500 at a stated interest rate of 12% per annum. The notes were to mature on September 30, 2011 and the due date was extended.  The holder of the note is entitled to convert all or a portion of the convertible notes plus any unpaid interest, at the lender’s sole option, into shares of common stock at a conversion price of $0.35 per share.

The gross proceeds from the sale of the notes of $76,500 were recorded net of a discount of $11,000.  The debt discount is comprised of the beneficial conversion feature of the notes. The debt discount is being accreted as additional interest expense ratably over the term of the convertible notes.

On August 31, 2011 in anticipation of the maturity date of the notes, the Company issued 75,715 of warrants to the note holder to extend the maturity date of the above disclosed notes to January 2012.  The warrants are exercisable at $0.35 per share, have a life of 5 years and were fully vested on the date of the grant.  In addition the warrant agreement has cashless exercise provision.  Accordingly the Company recorded the granting of the warrants of $23,000 as debt discount and charges it to interest expense ratably over the term of the convertible note.

On November 22, 2011, the Company sold and issued promissory notes in the principal aggregate amount of $75,000 at a stated interest rate of 12% per annum.  In addition the Company granted warrants to purchase 214,286 shares of common stock at an exercise price of $0.35 per share.  The warrants have a life of 5 years and were fully vested on the date of the grant.  The Convertible promissory notes mature on February 22, 2012.  The holder of the note is entitled to convert all or a portion of the convertible notes plus any unpaid interest, at the lender’s sole option into shares of common stock at a conversion price of $0.35 per share.

The gross proceeds from the sale of the notes of 75,000 were recorded net of a discount of $75,000.  The debt discount was comprised of $50,000 for the relative fair value of the warrants and $25,000 for the beneficial conversion feature of the note.  The debt discount is being accreted as additional interest expense ratably over the term of the convertible notes.

On January 31, 2012, all notes extended to April 23, 2012 in consideration of a payment of $10,000.  On April 23, 2012, all notes were extended to May 30, 2012 in consideration of a payment of $10,000.

b.

On March 24, 2011, the Company sold and issued a convertible promissory note in the principal amount of $50,000 at a stated interest rate of 12% per annum.  In addition the Company granted warrants to purchase 100,000 shares of common stock at an exercise price of $0.35 per share.  The warrants have a life of 5 years and were fully vested on the date of the grant.  The convertible note matured on November 24, 2011, and was extended to September 30, 2012.  The holder of the note is entitled to convert all or a portion of the note plus any unpaid interest, at the lender’s sole option, into shares of common stock at a conversion price of $0.35 per share.

The gross proceeds from the sale of the note of $50,000 was recorded net of a discount of $40,700.  The debt discount was comprised of $19,000 for the relative fair value of the warrants and $21,700 for the beneficial conversion feature of the note.  The debt discount is being charged to interest expense ratably over the term of the convertible note.

c.

On August 30, 2011 and September 14, 2011, the Company sold and issued convertible promissory notes in the principal aggregate amount of $50,000 at a stated interest rate of 12% per annum.  The convertible notes were to mature on November 25, 2011 and December 14, 2011, respectively. The holder of the notes is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the lender’s sole option, into shares of common stock at a conversion price of $0.35 per share.

The gross proceeds from the sale of the notes of $50,000 were recorded net of a discount of $7,200.  The debt discount was comprised of the beneficial conversion feature of the note. The debt discount is being accreted as additional interest expense ratably over the term of the convertible note.

On November 24, 2011 and December 14, 2011, in anticipation of the maturity date of these notes, the Company issued 100,000 of warrants to the note holders to extend the maturity date to September 30, 2012.  The warrants are exercisable at $0.35 per share, have a life of 5 years and were fully vested on the date of the grant.  Accordingly, the Company recorded the limited fair value of the warrants of $50,000 as debt discount and which will be accreted as additional interest expense ratably over the term of the convertible note.

d.

On July 28, 2011 the Company sold and issued a convertible promissory note in the amount of $25,000 at a stated interest rate of 10% per annum. The convertible note matured on October 28, 2011. The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the lender’s sole option, into shares of common stock at a conversion price of $0.35 per share.

The gross proceeds from the sale of the note of $25,000 were recorded net of a discount of $3,600.  The debt discount was comprised of the beneficial conversion feature of the note. The debt discount was accreted as additional interest expense ratably over the term of the convertible note.

On November 17, 2011, the Company amended the note extending the maturity date of the note to November 30, 2011.  This Note was paid off on December 1, 2011.

e.

On September 29, 2011, the Company sold and issued a convertible promissory note in the principal amount of $25,000 at a stated interest rate of 12% per annum.  In addition the Company granted warrants to purchase 71,429 shares of common stock at an exercise price of $0.35 per share. The warrants have a life of 5 years and were fully vested on the date of the grant.  The convertible note matures on December 29, 2011, which was extended to June 30, 2012. The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the lender’s sole option, into shares of common stock at a conversion price of $0.35 per share.

The gross proceeds from the sale of the note of $25,000 were recorded net of a discount of $25,000.  The debt discount was comprised of $13,000 for the relative fair value of the warrants and $16,700 for the beneficial conversion feature of the note. The fair value of the instruments exceeded the face value of the notes and accordingly, the debt discount was limited to the face value of the notes.  The debt discount is being charged to interest expense ratably over the term of the note.

f.

On September 29, 2011, the Company sold and issued a convertible promissory note in the principal amount of $25,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 71,429 shares of common stock at an exercise price of $0.35 per share.  The warrants have a life of 5 years and were fully vested on the date of the grant.  The convertible note was to mature on December 29, 2011, which was extended to June 30, 2012. The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the lender’s sole option, into shares of common stock at a conversion price of $0.35 per share.

The gross proceeds from the sale of the note of $25,000 were recorded net of a discount of $25,000.  The debt discount was comprised of $13,000 for the relative fair value of the warrants and $12,000 for the beneficial conversion feature of the note.  The debt discount is being accreted as additional interest expense ratably over the term of the convertible note.

g.

On September 16, 2011 and November 10, 2011, the Company sold and issued convertible promissory notes in the principal aggregate amount of $50,000 at a stated interest rate of 12% per annum, which were to mature on December 16, 2011 and February 10, 2012, both of which were extended to September 30, 2012.  The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the lender’s sole option, into shares of common stock at a conversion price of $0.35 per share.

The gross proceeds from the sale of the note of $50,000 were recorded net of a discount of $38,900. The debt discount was comprised of the beneficial conversion feature of the note. The debt discount is being charged to interest expense ratably over the term of the convertible note.

h.

On September 30, 2011, the Company sold and issued a promissory note in the principal amount of $75,000 bearing interest at 8% per annum.  The note matures and is payable in full on October 31, 2011.  On October 12, 2011, the Company entered into an agreement with the note holder to amend the promissory note to include a conversion option.  The Company received additional cash proceeds of $175,000 and issued a convertible promissory note of $250,000.  The note has a maturity date of October 13, 2013 and has a stated interest rate of 8% per annum.  In addition, the Company granted to the note holder warrants to purchase 500,000 shares of common stock at an exercise price of $0.45 per share.  The warrants have a life of three years and are fully vested on the date of the grant. The note is convertible into common stock at an amended conversion price of $0.30 per share.

The gross proceeds from the sale of the note of $250,000 were recorded net of a discount of $250,000.  The debt discount was comprised of $105,000 for the relative fair value of the warrants and $145,000 for the beneficial conversion feature of the note.  The debt discount is being accreted as additional interest expense ratably over the term of the convertible note.

i.

On November 9, 2011, the Company sold and issued a convertible promissory note in the principal amount of $30,000 at a stated interest rate of 12% per annum.  In addition the Company granted warrants to purchase 110,000 shares of common stock at an exercise price of $0.35 per share.  The warrants have a life of 5 years and were fully vested on the date of the grant.  The convertible note was to mature on February 9, 2012, and was extended to September 30, 2012.  The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the lender’s sole option, into shares of common stock at a conversion price of $0.35 per share.

The gross proceeds from the sale of the note of $30,000 were recorded net of a discount of $30,000. The debt discount was comprised of $22,000 for the relative fair value of the warrants and $8,000 for the beneficial conversion feature of the note.  The debt discount is being accreted as additional interest expense ratably over the term of the convertible notes.

The intrinsic value for the outstanding convertible promissory notes as of December 31, 2011 was approximately $980,000.

10.  STOCKHOLDERS’ EQUITY

On February 24, 2009 (inception), the Board of Directors of the Company authorized the issuance of 12,108,000 shares of common stock to the founders of the Company.  No charge was recorded with the issuance of these shares.

During the period February 24, 2009 (inception) to December 31, 2009, the Company entered into a private placement offering for $2,000,000 (40 units).  Each unit consisted of 90,000 shares of common stock and warrants to purchase 45,000 shares of common stock. The warrants are exercisable in whole or in part during the three-year period following issuance at an exercise price of $1.00 per share.  The shares of common stock into which the warrants are exercisable will have the same registration rights as all other shares of common stock sold in the offering.

Under the terms of the agreement, the Company could sell up to an additional 20 units to cover investor over-subscriptions, if any. The purchase price for each unit was $50,000, although subscriptions for lesser amounts could be accepted at the discretion of the Company’s management.  For the period February 24, 2009 (date of inception) to December 31, 2009, the Company sold approximately 31.1 units consisting of 2,799,000 shares of common stock with 1,399,500 warrants for net proceeds of $1,555,000.

For the year ended December 31, 2010, under the private placement offering as described above, the Company sold 5.2 net units consisting of 927,000 shares of common stock with 463,500 warrants for net proceeds of $515,000.

The Company also entered into a separate subscription agreement during the year ended December 31, 2010 to sell 2,625,000 shares of common stock and warrants to purchase 2,231,250 shares of common stock for net proceeds of $700,000; 1,115,625 warrants are exercisable in whole or in part during the three-year period following issuance at an exercise price of $0.46 per share and the remaining 1,115,625 warrants are exercisable at $0.52 per share.  The warrants had a dilutive provision whereby in the event the Company sells shares of common stock for consideration less than the stated exercise price then the warrant price will be adjusted accordingly to the terms of the agreement.

The Company determined that the reset provision is a derivative liability and under ASC 815. The Company was required to classify the warrants as a derivative liability and mark to market through earnings at the end of each reporting period (see Note 7).

During the year ended December 31, 2010, the Company repurchased from investors 459,000 shares of the Company’s common stock and 229,500 warrants for $255,000. Accordingly, the Company cancelled the 459,000 shares of common stock and 229,500 warrants associated with these shares.

As described in Note 1, on May 18, 2011, each share of the Company’s common stock was cancelled and converted automatically into the right to receive 1.5 common shares of China Stationery.  The above shares reflect the effect of the 1:1.5 stock split.

During 2011, the Company issued 908,027 shares of common stock for the exercise of warrants for $290,000.  Upon the exercise of warrants, the Company reclassified $170,700 of the derivative liability to equity.

On May 18, 2011 the Company modified 1,633,500 of warrants previously granted pursuant to the 2009 private placement memorandum.  The Company reset the term of the warrants to three years as of the date of the reverse merger.  The Company recorded a charge of $110,400 for the modification of the award which has been charged as interest expense.

On July 10, 2011 a holder exercised 785,714 warrants using the cashless exercise provision. Accordingly, the Company issued 673,007 shares of common stock for the exercise of the warrants, which represented the net shares with respect to the cashless exercise provision.

On July 28, 2011 the Company issued 144,093 shares of common stock for the exercise of warrants for $50,000. Upon the exercise of warrants the Company reclassified $22,200 of the derivative liability to equity.

On July 1, 2011, the Company entered into a stock option agreement with a vendor to purchase 100,000 shares of common stock at a price of $0.50 per share.  The option agreement had a life of 30 days and was fully vested on the date of the grant.  On July 7, 2011 the options were exercised for services provided by the vendor. Due to the nature of the transaction, the Company recorded a stock-based compensation charge of $50,000 as a share issuance for the fair value of the services provided.

On November 28, 2011, the Company entered into a subscription agreement to sell 714,286 shares of common stock and warrants to purchase 187,500 shares of common stock for net proceeds of $250,000.  The warrants are exercisable in whole or in part during the five-year period following issuance at an exercise price of $0.45 per share.

On December 14, 2011, the Company entered into another subscription agreement to sell 285,715 shares of common stock for net proceeds of $100,000.

11.  WARRANTS

The following tables summarize the warrants activities:

	Shares	Weighted Average Exercise Price	Weighted- Average Exercisable	Aggregate Intrinsic Value

Outstanding at December 31, 2009	1,399,500	$1.00	1,399,500	$-
Granted	2,694,750	0.64	2,694,750	-
Exercised	-	-	-	-
Cancelled and surrendered	(229,500)	(1.00)	(229,500)	-

Outstanding at December 31, 2010	3,864,750	0.53	3,864,750	-

Granted	2,216,073	0.35	2,216,073	422,611
Exercised	(1,725,127)	0.34	(1,725,127)	189,764
Cancelled and surrendered	(112,707)	(0.35)	(112,707)	11,271

Outstanding at December 31, 2011	4,242,989	$0.48	4,242,989	$1,145,607

Exercise Price	Average Number Outstanding	Contractual Life	Exercise price	Warrants Exercisable
$0.31 to $0.35	2,609,489	3.07	$ 0.34	2,609,489
$0.67	1,633,500	2.38	$ 0.67	1,633,500

	4,242,989	-	-	4,242,989

12.  NON-CONTROLLING INTEREST

The Company has two operating subsidiaries, which are not wholly owned.  The Company has a 67% equity interest in Lillybell and a 95% equity interest in GAIM.  As of December 31, 2011 and 2010, the third party non-controlling interests were $(179,935) and $(112,107), respectively.

13.  RELATED PARTIES

The Company has an expense sharing agreement with GACC whereby GACC pays certain general and administrative expenses on behalf of the Company and its operating subsidiaries. During the years ended December 31, 2011 and 2010, the Company reimbursed GACC approximately $246,000 and $443,000, respectively.

The Company has a month-to-month agreement with Broad Sword Holdings, LLC, one of the Company’s stockholders, whereby Broad Sword Holdings, LLC provides office space to the Company.  During the years ended December 31, 2011 and 2010, the Company was charged approximately $132,000 and $126,000, respectively, for office space.

Other receivable – related party represents advances to Broad Sword Holdings, LLC.  Those advances are non-interest bearing and payable on demand.  At December 31, 2011 and 2010, the receivable was approximately $468,000 and $65,000, respectively.

14.  INCOME TAXES

As of December 31, 2011 and 2010, the Company had approximately $4,000,000 and $1,440,000, respectively, of federal net operating loss carryforwards available to offset future taxable income.  These net operating losses which, if not utilized, begin expiring in 2029. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s net operating loss carryforwards may be subject to an annual limitation in the event of a change of control.

Deferred income taxes reflect the net tax effects of operating loss and or tax credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible.

FASB ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized.  A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the length of carryback and carryforward periods, and expectations of future profits, etc.  The Company believes that significant uncertainty exists with respect to the future realization of the deferred tax assets and has therefore established a valuation allowance for the full amount as of December 31, 2011 and 2010.  The change in the deferred tax valuation allowance increased by approximately $981,000 and $348,000 during the years ended December 31, 2011 and 2010, respectively.

The Company evaluated the provisions of FASB ASC 740 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.”  A liability is recognized (or amount of net operating loss carryforward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FASB ASC 740.

Interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “interest expense, net” in the statement of operations.  Penalties would be recognized as a component of “general and administrative expenses.”  No interest or penalties were recorded during the years ended December 31, 2011 and 2010.  As of December 31, 2011 and 2010, no liability for unrecognized tax benefits was required to be reported.  The Company does not expect any significant changes in its unrecognized tax benefits in the next 12 months.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities.  The Company files income tax returns in the United States (federal) and in primarily New York.  The Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2008.

The components of deferred tax assets (liabilities) at December 31, 2011 and 2010 are as follows:

	2011	2010

Net operating losses	$1,576,000	$576,000
Amortization of customer list	-	19,000
Less valuation allowance	(1,576,000)	(595,000)

Net deferred tax assets	$-	$-

For the years ended December 31, 2011 and 2010, the income tax provision (benefit) consists of the following:

	2011	2010

Deferred – current:
Federal	$(834,000)	$(296,000)
State and local	(147,000)	(52,000)
Change in valuation allowance	981,000	348,000

Income tax provision	$-	$-

The reconciliation between the statutory federal income tax rate (34%) and the Company’s effective rate for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010

Federal statutory rate	(34%)	(34%)
State tax rate, net of benefit	(6%)	(6%)
Non-deductible meals and entertainment	1%	1%
Valuation allowance	39%	39%

Effective rate	0%	0%

15.  COMMITMENTS AND CONTINGENCIES

Litigation

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On October 12, 2011, Harry Friedman filed a complaint with the Nassau County Court, State of New York, Index Number 11-014606 against the Company, as a shareholder of GACC, Josh Winkler, as an officer of GACC and JSM Capital Holding Corp. and Broad Sword Holdings, LLC, as majority shareholders of GACC.  The complaint seeks a recovery on several counts resulting from the purported wrongful termination of Plaintiff and lack of Notice by Global Arena Capital Corp.  The Company is of the opinion that the charges alleged in the complaint are without merit and will be discounted or dismissed against the Company.  However, the Company cannot provide assurance that the outcome of this matter will not have a material effect on the Company’s financial condition or results of operations.

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

16.  REVENUE CONCENTRATIONS

The Company considers significant revenue concentrations to be clients or brokers who account for 10% or more of the total revenues generated by the Company during the period. The Company had three brokers who accounted for 82% of total revenues, which included revenues from a single customer that accounted for 13% of total revenues, during the fiscal year ended December 31, 2011. During the year ended December 31, 2010, the Company had three brokers who accounted for 81% of total revenues, which included revenues from a single customer that accounted for 14% of total revenues.

17.  SUBSEQUENT EVENTS

On January 23, 2012, the Company sold and issued a convertible promissory note in the principal amount of $50,000 at a stated interest rate of 12% per annum.  The convertible note originally matured on March 12, 2012 and was extended to May 30, 2012.  The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the lender’s sole option, into shares of common stock at a conversion price of $0.35 per share.

On February 29, 2012, the Company sold and issued a convertible promissory note in the principal amount of $35,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 70,000 shares of common stock at an exercise price of $0.45 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note originally matured on matures on April 14, 2012 and was extended to May 30, 2012.  The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the lender’s sole option, into shares of common stock at a conversion price of $0.45 per share.

On March 15, 2012, the Company sold and issued a convertible promissory note in the principal amount of $80,000 at a stated interest rate of 8% per annum. In addition, the Company granted warrants to purchase 160,000 shares of common stock at an exercise price of $0.45 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note matures on matures on March 15, 2013.  The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the lender’s sole option, into shares of common stock at a conversion price of $0.30 per share.

On March 20, 2012, the Company sold and issued a convertible promissory note in the principal amount of $70,000 at a stated interest rate of 8% per annum. In addition, the Company granted warrants to purchase 140,000 shares of common stock at an exercise price of $0.45 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note matures on March 20, 2013.  The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the lender’s sole option, into shares of common stock at a conversion price of $0.30 per share.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Controls and Procedures.

During the year ended December 31, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2011. Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures were not effective as of December 31, 2011 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the December 31, 2011 audit of our consolidated financial statements, our independent auditors identified significant deficiencies that together constitute a material weakness in our internal control over financial reporting. These significant deficiencies primarily relate to our lack of a sophisticated financial reporting system. The accounting department constituted of one Officer and one Controller, and, therefore, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties.  Upon receiving adequate financing the Company plans to increase its controls in these areas by hiring more employees in financial reporting, and establishing an audit committee. These significant deficiencies together constitute a material weakness in our internal control over financial reporting.

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

Important Considerations:

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following persons listed below have been retained to provide services as director until the qualification and election of his successor.  All holders of common stock will have the right to vote for directors.

The board of directors has primary responsibility for adopting and reviewing implementation of the business plan of the registrant, supervising the development business plan, review of the officers' performance of specific business functions.  The board is responsible for monitoring management, and from time to time, to revise the strategic and operational plans of Global Arena.  A director shall be elected by the shareholders to serve until the next annual meeting of shareholders, or until his or her death, or resignation and his or her successor is elected.  Presently, directors receive no compensation or fees for their services rendered in such capacity.

The Executive Officers and Directors are:

Name	Position	Term(s) of Office
Josh Winkler	Chief Executive Officer	January 3, 2012 to present
	Chief Financial Officer	October 27, 2010 to present
Director
John Matthews	Chairman	October 27, 2010 to present

Resumes

Josh Winkler.  Josh Winkler has been the chief financial officer of Global Arena Holding since October 27, 2010, and became the Chief Executive Officer of the Company on January 3, 2012.  Mr. Winkler has extensive background and experience in accounting, operations and financing especially in the healthcare, telecommunications, technology, entertainment, finance, among other sectors.  In the last several years, Mr. Winkler has been involved in venture and growth capital financing business representing ultra high net worth individuals.  He brings with him an extensive managerial and operation experience.  From 2006 to 2008, after his retirement from IDT and Net2Phone, Mr. Winkler worked at BullDog Entertainment, LLC in the entertainment sector in ticketing and promotions, a company which was later sold to Warner Music Group.

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

John Matthews.  John Matthews has been the Chairman of the Board of Global Arena Holding since October 27, 2010.  From October 2010 to January 2012, Mr. Matthews was the chief executive officer of Global Arena Holding.  From January 2006 to February 2008, Mr. Matthews was the president of Clark Dodge, a FINRA registered broker/dealer.

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

From 2001 through 2003, Mr. Matthews served as Chairman of Ehrenkranz, King & Nussbaum, a NASD broker/dealer.

From 1996 to 2000, Mr. Matthews served as chairman and chief executive officer of Weatherly Securities Corp., a full service NASD brokerage firm.  In May 2000, Weatherly Securities was sold to Weatherly International PLC, a publicly-traded company listed on the London Stock Exchange’s Alternative Investment Market.  From 1992 to 1996, Mr. Matthews worked as a registered representative, qualifying as a NASD Series 24 principal in 1992.  Over the course of his career, Mr. Matthews has gained extensive experience with the daily operation and administration of a financial services firm.

Mr. Matthews graduated with a bachelor of arts from Long Island University in 1986.

Committees of the Board of Directors

We do not have standing audit, nominating or compensation committees, or committees performing similar functions. Our board of directors believes that it is not necessary to have standing audit, nominating or compensation committees at this time because the functions of such committees are adequately performed by our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the registrant must file a Form 4 reporting the acquisition or disposition of registrant's equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply.  Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the registrant's fiscal year.  Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder.  To our knowledge, based solely on a review of the copies of these reports furnished to it, the officers, directors, and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements during 2011.

Code of Ethics Policy

During July 2008, we adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Corporate Governance

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors.  In addition to having no nominating committee for this purpose, we currently have no specific audit committee and no audit committee financial expert.  Based on the fact that our current business affairs are simple, any such committees are excessive and beyond the scope of our business and needs.

Indemnification

The Company shall indemnify to the fullest extent permitted by, and in the manner permissible under the laws of the State of Delaware, any person made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he is or was a director or officer of the Company, or served any other enterprise as director, officer or employee at the request of the Company.

The board of directors, in its discretion, shall have the power on behalf of the Company to indemnify any person, other than a director or officer, made a party to any action, suit or proceeding by reason of the fact that he/she is or was an employee of the registrant.

Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers and controlling persons of the registrant, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.  In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceedings) is asserted by such director, officer, or controlling person in connection with any securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issues.

INDEMNIFICATION OF OFFICERS OR PERSONS CONTROLLING THE REGISTRANT FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933, IS HELD TO BE AGAINST PUBLIC POLICY BY THE SECURITIES AND EXCHANGE COMMISSION AND IS THEREFORE UNENFORCEABLE.

ITEM 11. EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to our executive officers.

Summary Compensation Table

Name and Principal Position	Cash Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Josh Winkler	2011	-	-	-	-	-
CEO, CFO	2010	-	-	-	-	-

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding stock options to the Global Arena's executive officers.

Option Awards

Outstanding Equity Awards at December 31, 2010

Name	Number of Securities Underlying Unexercised Options/ Exercisable	Number of Securities Underlying Unexercised Options/ Unexercisable	Option Exercise Price	Option Expiration Date
Josh Winkler	-	-	-	-

Director Compensation for 2011

No amounts were paid for compensation of the directors.  Global Arena does not compensate its directors for their services as such.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of April 30, 2012, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

Name and Address	Amount	Percentage
Josh Winkler	3,072,027	14.47%
443 B 7th St.
Far Rockawar, NY 11691

John Matthews	2,842,028	13.38%
10 Short Dr.,
Roslyn, NY 11576

All Officers and Directors as a Group (2 persons)	5,914,055	27.85%

UBEquity Capital Partners, Inc.	3,244,566	15.28%
36 Lombard St., Ste 700
Toronto Ontario, Canada M5C 2X3

JSM Capital Holding Corp.	2,132,157	10.04%
708 Third Ave 11th Fl
New York, NY 10017

Based upon 21,234,651 outstanding common shares as of April 30, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company has an expense sharing agreement with GACC whereby GACC pays certain general and administrative expenses on behalf of the Company and its operating subsidiaries. During the years ended December 31, 2011 and 2010, the Company reimbursed GACC approximately $246,000 and $443,000, respectively.

The Company has a month-to-month agreement with Broad Sword Holdings, LLC, one of the Company’s stockholders, whereby Broad Sword Holdings, LLC provides office space to the Company.  During the years ended December 31, 2011 and 2010, the Company was charged approximately $132,000 and $126,000, respectively, for office space.

Other receivable – related party represents advances to Broad Sword Holdings, LLC.  Those advances are non-interest bearing and payable on demand.  At December 31, 2011 and 2010, the receivable was approximately $468,000 and $65,000, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed and estimated to be billed for the fiscal year ended December 31, 2010 and through August 1, 2011 for professional services rendered by P.C. Liu, CPA, P.C. for the audit of the registrant’s annual financial statements and review of the financial statements included in the registrant’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2010 and through August 1, 2011, were $30,000 and $8,000, respectively.

The aggregate fees billed and estimated to be billed for the period from August 1, 2011 through the period ended September 30, 2011 for professional services rendered by Marcum LLP. for the audit of the registrant’s annual financial statements and review of the financial statements included in the registrant’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for period from August 1, 2011 through the period ended September 30, 2011, were $14,500.

The aggregate fees billed and estimated to be billed for the period ended December 31, 2011 for professional services rendered by Wei, Wei and Co. LLP. for the audit of the registrants annual financial statements and review of the financial statements included in the registrant’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the period ended December 31, 2011, were $40,000

Audit related fees

The aggregate fees billed for the fiscal year ended December 31, 2010 and through August 1, 2011 for assurance and related services by P.C. Liu , CPA, P.C. that are reasonably related to the performance of the audit or review of the registrant’s financial statements for that fiscal year were $30,000 and $38,000.

The aggregate fees billed for the period from August 1, 2011 through the period ended September 30, 2011 for assurance and related services by Marcum LLP. that are reasonably related to the performance of the audit or review of the registrant’s financial statements for that fiscal year were $14,500.

The aggregate fees billed for the period ended December 31, 2011 for assurance and related services by Wei, Wei and Co., LLP that are reasonably related to the performance of the audit or review of the registrant’s financial statements for that fiscal year were included in the above listed $40,000.

Tax Fees

We did not incur any aggregate tax fees and expenses from P.C. Liu, CPA, P.C. for the fiscal year ended December 31, 2010 through August 1, 2011 for professional services rendered for tax compliance, tax advice, and tax planning.

The aggregate fees billed for the period from August 1, 2011 through the period ended September 30, 2011 for tax related services by Marcum LLP. that are reasonably related to professional services rendered for tax compliance, tax advice, and tax planning for that fiscal year were $13,000.

We did not incur any aggregate tax fees and expenses from Wei, Wei and Co., LLP for the period ended December 31, 2011 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees from P.C. Liu, CPA, P.C. for the fiscal year ended December 31, 2010 through August 1, 2011.

We did not incur any other fees from Marcum LLP. for the period from August 1, 2011 through the quarter ended September 30, 2011.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.  All of the services described above for fiscal year 2011 were approved by the board of directors pursuant to its policies and procedures. As of January, 2012, we are no longer going to continue using Marcum LLP. for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.  We have since hired Wei, Wei and Co., LLP for the audit for the year ended December 31, 2011 and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2011 and 2010

Statements of Operations for the years ended December 31, 2011 and 2010

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2011 and 2010

Statements of Cash Flows for the years ended December 31, 2011 and 2010

Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:  None.

(a)(3) Exhibits

The following documents are filed as a part of this report:

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

Global Arena Holding, Inc.

/s/ Joshua Winkler

By: Joshua Winkler

Chief Executive Officer

Chief Financial Officer

Director, Controller

Date:  April 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Joshua Winkler	CEO/ CFO	April 30, 2012
Director, Controller
/s/John Matthews	Director	April 30, 2012