Form 10-K/A
period 2011-12-31
Global Arena Holding, Inc.
filed 2012-05-04
CIK 1138724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

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

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $ ..001 par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $.001 par value common stock held by non-affiliates of the registrant was approximately $37,382,445

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of May 4, 2012 was 21,234,651 shares of its $.001 par value common stock.

No documents are incorporated into the text by reference.

EXPLANATORY NOTE

Global Arena Holding, Inc. filed its Form 10-K for the year ended December 31, 2011 with the Securities and Exchange Commission on April 30, 2012.  The registrant is filing this amendment to Form 10-K for the sole reason of correctly attaching the Report of Independent Registered Public Accounting Firm from Marcum, LLP., the auditor for the year ended December 31, 2010.

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

As of May 4, 2012, the complaint is in the discovery phase and the Company does not believe that it has any potential exposure by reason of this complaint. However, the Company cannot provide assurance that the outcome of this matter will not have a material effect on the Company’s financial condition or results of operations.

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

b)  Holders.  At May 4, 2012, there were approximately 144 shareholders of the Company.

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

New York, New York

April 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Global Arena Holding Subsidiary Corp.

We have audited the accompanying consolidated balance sheet of Global Arena Holding Subsidiary Corp. and Subsidiaries (the "Company") as of December 31, 2010, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Arena Holding Subsidiary Corp. and Subsidiaries as of December 31, 2010 and the results of its operations and cash flows for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a loss from operations of approximately $882,000. The cash used in operations was approximately $811,000 for the year ended December 31, 2010. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Marcum LLP

New York, New York

April 4, 2011

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

(Continued on next page)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Continued from previous page)

2011	2010

Net increase in cash	38,273	19,705
Cash, beginning of year	22,401	2,696
Cash, end of year	$ 60,674	$ 22,401

Supplemental disclosure of cash flow information
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities
Issuance of warrants in connection with debt	$ 726,900	$ -
Reclassification of derivative liabilities to equity	$ 192,900	$ -
Shares issued related to assumption of net liabilities acquired with reverse merger	$ 21,430	$ -
Reclassification of warrants to derivative liability	$ -	$ 343,000

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

Reclassification

Certain accounts in the prior year’s financial statements have been reclassified for comparative purposes to conform to the presentation in the current year’s financial statements.   These reclassifications have no effect on previously reported earnings.

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

10.  STOCKHOLDERS’ EQUITY

In 2009, the Company entered into a private placement offering for $2,000,000 (40) units).  Each unit consisted of 90,000 shares of common stock and warrants to purchase 45,000 shares of common stock.  The warrants are exercisable in whole or in part during the three-year period following issuance at an exercise price of $1.00 per share.  The shares of common stock into which the warrants are exercisable will have the same registration rights as all other shares of common stock sold in the offering.

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

The Company also entered into a separate subscription agreement during the year ended December 31, 2010 to sell 2,625,000 shares of common stock and warrants to purchase 2,231,250 shares of common stock for net proceeds of $700,000; 1,115,625 warrants are exercisable in whole or in part during the three-year period following issuance at an exercise price of $ 0.31 per share and the remaining 1,115,625 warrants are exercisable at $ 0.35 per share.  The warrants had a dilutive provision whereby in the event the Company sells shares of common stock for consideration less than the stated exercise price then the warrant price will be adjusted accordingly to the terms of the agreement.

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

Other receivable – related party represents advances to Broad Sword Holdings, LLC.  Those advances are non-interest bearing and payable on demand.  At December 31, 2011 and 2010, the receivable was approximately $468,000 and $ 63,000 , respectively.

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

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of May 4, 2012, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

Name and Address	Amount	Percentage
Josh Winkler	3,072,027	14.47%
443 B 7th St.
Far Rockaway, NY 11691

John Matthews	2,842,028	13.38%
10 Short Dr.,
Roslyn, NY 11576

All Officers and Directors as a Group (2 persons)	5,914,055	27.85%

UBEquity Capital Partners, Inc.	3,244,566	15.28%
36 Lombard St., Ste 700
Toronto Ontario, Canada M5C 2X3

JSM Capital Holding Corp.	2,132,157	10.04%
708 Third Ave 11th Fl
New York, NY 10017

Based upon 21,234,651 outstanding common shares as of May 4, 2012.

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

The aggregate fees billed and estimated to be billed for the year ended December 31, 2011 for professional services rendered by Marcum LLP. for the audit of the registrant’s annual financial statements and review of the financial statements included in the registrant’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements were $ 107,750 ..

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

The aggregate fees billed for the period ended December 31, 2011 for assurance and related services by Marcum LLP. that are reasonably related to the performance of the audit or review of the registrant’s financial statements for that fiscal year were included in the above $107,750 ..

The aggregate fees billed for the period ended December 31, 2011 for assurance and related services by Wei, Wei and Co., LLP that are reasonably related to the performance of the audit or review of the registrant’s financial statements for that fiscal year were included in the above listed $ 45,000 ..

Tax Fees

We did not incur any aggregate tax fees and expenses from P.C. Liu, CPA, P.C. for the fiscal year ended December 31, 2010 through August 1, 2011 for professional services rendered for tax compliance, tax advice, and tax planning.

The aggregate fees billed for the period from August 1, 2011 through the period ended September 30, 2011 for tax related services by Marcum LLP. that are reasonably related to professional services rendered for tax compliance, tax advice, and tax planning for that fiscal year were $ 14,500 ..

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

Director

Date:  May 4, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Joshua Winkler	CEO/ CFO	May 4, 2012
Director, Controller
/s/John Matthews	Director	May 4, 2012

/s/Joe Tarshish	Controller	May 4, 2012