Form 10-Q
period 2012-03-31
Global Arena Holding, Inc.
filed 2012-05-15
CIK 1138724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2012

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

May 15, 2012:

Common Stock  -  21,234,651

GLOBAL ARENA HOLDING, INC.

FORM 10-Q

For the quarterly period ended March 31, 2012

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2012	2011
	(Unaudited)

Current assets
Cash	$50,755	$60,674
Cash - restricted cash	613	613
Due from clearing organization	17,949	20,937
Advances to registered representatives and employees	41,090	46,943
Prepaid expenses and other current assets	3,975	3,975
Other receivable - related party	517,865	469,062

Total current assets	632,247	602,204

Fixed assets, net of accumulated depreciation
of $1,415and $1,269, respectively	342	488

Other assets
Investment	480,000	480,000
Customer list, net

Total other assets	480,000	480,000

TOTAL ASSETS	$1,112,589	$1,082,692

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable and accrued expenses	$186,166	$116,677
Other payable - related party	66,808	6,868
Customer deposit	15,147	15,147
Convertible promissory notes payable,
net of debt discount of $208,133 and $117,300, respectively	591,382	417,215
Derivative liability	378,700	714,200

Total current liabilities	1,238,203	1,270,107

(Continued on next page)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Convertible promissory notes payable,
net of debt discount of $191,600 and $223,000, respectively	58,400	26,800

Total liabilities	1,296,603	1,296,907

Stockholders’ equity (deficiency)
Common stock, $0.001 par value; 100,000,000 shares	21,235	21,235
authorized; 21,234,651 shares issued and outstanding
Additional paid-in capital	4,161,535	3,899,535
Accumulated (deficit)	(4,178,935)	(3,955,050)

Stockholders’ equity (deficiency) attributable to controlling interests	3,835	(34,280)

Noncontrolling interests	(187,849)	(179,935)

Total stockholders’ equity (deficiency)	(184,014)	(214,215)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$1,112,589	$1,082,692

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2012	2011
Revenues
Investment advisory fees	$187,039	$219,282
Commissions and other	15,590	7,324

Total revenues	202,629	226,606

Operating expenses
Commissions	143,581	177,276
Salaries and benefits	147,736	59,255
Occupancy	35,145	28,461
Business development	79,551	18,212
Professional fees	71,803	152,762
Clearing and operations	9,716	6,419
Communication and data	9,644	2,897
Regulatory fees	5,197	1,931
Office and other	31,496	166,974

Total operating expenses	533,869	614,187

(Loss) from operations	(331,240)	(387,581)

Other income (expenses)
Interest expense	(236,059)	-
Change in fair value of derivative liability	335,500	(27,000)

Total other income (expenses)	99,441	(27,000)

Net (loss) before noncontrolling interests	(231,799)	(414,581)
Net (loss) attributable to noncontrolling interests	(7,914)	(28,757)

Net (loss) attributable to controlling interests	$ (223,885)	$(385,824)

(Loss) per common share, basic and diluted	$ (0.01)	$ (0.02)

Weighted average shares outstanding, basic and diluted	21,234,651	18,000,000

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2012	2011

Cash flows from operating activities
Net (loss) before noncontrolling interests	$(231,799)	$(414,581)
Adjustment to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	146	13,709
Accretion of debt discount	202,767	-
Change in fair value of derivative liability	(335,500)	27,000
Change in operating assets and liabilities:
Due from clearing organization	2,988	(4,928)
Advances to registered representatives and employees	5,853	(3,184)
Prepaid expenses and other current assets	-	(651)
Accounts payable and accrued expenses	69,489	6,229

Net cash (used in) operating activities	(286,056)	(376,406)

Cash flows from investing activities
Return of escrow deposit - restricted cash	-	325,059

Net cash provided by investing activities	-	325,059

Cash flows from financing activities
Proceeds from convertible promissory notes	265,000	150,000
Advances from (to) affiliates	11,137	(46,685)

Net cash provided by financing activities	276,137	103,315

Net (decrease) increase in cash	(9,919)	51,968
Cash, beginning of period	60,674	22,401

Cash, end of period	$50,755	$74,369

(Continued on next page)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2012	2011

Supplemental disclosure of cash flow information

Cash paid for income taxes	$13,970	$7,292

Cash paid for interest	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities

Issuance of warrants in connection with debt	$262,000	$140,700

Reclassification of derivative liabilities to equity	$ -	$ 16,000

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

1.  ORGANIZATION

Description of the Business

Global Arena Holding, Inc. (formerly, “Global Arena Holding Subsidiary Corp.”) (“GAHI”), was formed in February 2009, in the state of Delaware.  The Company is a financial services firm that services the financial community through its subsidiaries as follows:

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

Reverse Merger Transaction

On January 19, 2011, China Stationery and Office Supply, Inc. (“China Stationery”) entered into an Agreement and Plan of Merger with GAHI.  Upon the terms and subject to the conditions of the Merger Agreement, at the effective date of the Merger, the Company merged with and into China Stationery, with China Stationery continuing as the surviving corporation with the new name of Global Arena Holding, Inc.

The approval of China Stationery’s board of directors and the affirmative vote of the holders of a majority of the outstanding common stock entitled to vote were obtained in order to approve and adopt the Merger Agreement.  China Stationery’s sole director approved the Merger Agreement and the transactions contemplated by the Merger Agreement, at a meeting of their board of directors on January 19, 2011.

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

1.  ORGANIZATION (Continued)

At the effective date of the Merger on May 18, 2011, each share of GAHI’s common stock, was cancelled and converted automatically into 1.5 common shares of China Stationery for an aggregate of 18,000,000 common shares of China Stationery and was recorded as a recapitalization of China Stationery.

The consolidated financial statements are issued under the name of Global Arena Holding, Inc. (formerly, China Stationery, the legal acquirer), but are a continuation of the consolidated financial statements of GAHI and its subsidiaries (the accounting acquirers, collectively, the “Company”).  The effect of the recapitalization was applied retroactively to the prior period’s consolidated financial statements as if the current structure existed since inception of the periods presented.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has generated recurring losses and cash flow deficits from operations, since February 24, 2009 (inception) and has had to continually borrow to continue operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or generate positive cash flows from operations.  Management believes that it will be successful in obtaining additional financing, from which the proceeds will be primarily used to execute its operating plan. The Company plans to use its available cash to continue the development and execution of its business plan and expand its client base and services.  However, the Company can give no assurance that such financing will be available or on terms acceptable to the Company, or at all.  Should the Company not be successful in obtaining the necessary financing to fund its operations and ultimately achieve adequate profitability and cash flows from operations, the Company would need to curtail certain or all of its operating activities.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

Therefore, the consolidated financial statements have been prepared as if Global Arena Holding, Inc. and its subsidiaries had always been the reporting company and then on the reverse acquisition date, had changed its name and reorganized its capital stock.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of GAHI and its wholly-owned subsidiaries and majority owned subsidiaries, GAIM, GACOM, GATA and Lillybell.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited interim consolidated financial statements of the Company as of March 31, 2012 and for the three months ended March 31, 2012 and 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.  Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2012.  The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the year ended December 31, 2011, previously filed with the SEC.

Revenue Recognition

The Company’s revenue recognition policies comply with SEC Staff Accounting Bulletin (“SAB”) 104.  The Company earns revenues through various services it provides to its clients.  Advisory fees are on a contractual basis with the fee stipulated in the contract and are recognized based on the terms of the contract during the period the service is

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for that asset or liability.  The fair value is to be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2012 and December 31, 2011, in connection with private placement offerings, the Company had a cash escrow balance of approximately $600.  Accordingly, these amounts have been included as restricted cash.

Due from Clearing Organization

As of March 31, 2012 and December 31, 2011, amounts due from the clearing organization consisted primarily of cash deposits in accordance with the clearing arrangement.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

If the carrying amount exceeds the asset’s estimated futures cash flows (discounted and with interest charges), the loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets.  Based on its assessments, the Company did not incur any impairment charges for the three months ended March 31, 2012 and 2011.

Convertible Debt

Convertible debt is accounted for under FASB ASC 470, “Debt – Debt with Conversion and Other Options.”  The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that has conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of any warrants issued with those instruments.  The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to the warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to additional paid-in-capital.  The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing stock options, except that the contractual life of the warrant is used.  Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis.  The allocated fair value is recorded as a debt discount and is accreted over the expected term of the convertible debt as interest expense.

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

Derivative Financial Instruments

In connection with the issuance of certain warrants that include price protection reset provisions, the Company determined that the exercise price reset provision feature is an embedded derivative instrument pursuant to FASB ASC 815 “Derivatives and Hedging.”  This embedded derivative is adjusted to fair value at each balance sheet date with the change recognized in operations.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs, which are included in business development expenses, were deemed to be de minimus for the three months ended March 31, 2012 and 2011.

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes,” which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

necessary to reduce deferred tax assets to the amount expected to be realized.  As of December 31, 2011, the Company had deferred tax assets of approximately $1,576,000 for net operating loss carryforwards, which was fully reserved by a valuation allowance due to the significant uncertainty with respect to its future realization.

The Company adopted the provisions of FASB ASC 740-10-25, which prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns.  FASB ASC 740-10-25 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  The Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2008.

3.  RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2011, the FASB issued Accounting Standards Update (ASU) 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (ASU 2011-02), an update to ASC 310 “Receivables.”  ASU 2011-02 provides guidance in evaluating whether a restructuring constitutes a troubled debt restructuring.  In order to meet the requirements for a troubled debt restructuring, a creditor must separately conclude that both the restructuring constitutes a concession and the debtor is experiencing financial difficulties.  The amendments clarify the guidance on a creditor’s evaluation of whether it has granted a concession and also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties.  ASU 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011 and has to be applied retrospectively to the beginning of the annual period of adoption.  The adoption of this new pronouncement did not have a material impact on its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRSs” (“ASU No. 2011-04”) that provides clarification about the application of existing fair value measurements and disclosure requirements and expands certain other disclosure requirements.  ASU No. 2011-04 amends U.S. GAAP to provide common fair value measurements and disclosure requirements with International Financial Reporting Standards.  The amendments in this ASU are effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted.  The adoption of this standard did not have a material impact on its consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

3.  RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”) that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both methods, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the component of net income and the components of other comprehensive income are presented.  ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is to be applied retrospectively, with early adoption permitted.  The adoption of this standard did not have a material impact on its consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment” (“ASU No. 2011-08”) that permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the required annual goodwill impairment test.  ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted.  The adoption of this standard did not have a material impact on its consolidated financial statements.

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

4.  NET INCOME (LOSS) PER SHARE (Continued)

98 (“SAB 98”).  Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the amount available to common shareholders by the weighted average number of shares of common stock outstanding during the period.  Diluted income per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants, convertible preferred stock and convertible notes.  The Company’s common stock equivalents were excluded in the computation of net (loss) per share since their inclusion would be anti-dilutive.  These common stock equivalents may dilute future earnings per share.  Total shares issuable upon the exercise of outstanding warrants and conversion of convertible promissory notes for the three months ended March 31, were as follows:

	2012	2011

Warrants	4,815,847	4,650,029
Convertible debt	3,167,962	428,571

Potential common stock equivalents	7,983,809	5,078,600

5.  CUSTOMER LIST

On July 27, 2009, the Company entered into an agreement to acquire a customer list from an unaffiliated entity, under which the Company paid $217,000 for the acquisition.  The Company capitalized the acquisition cost of $217,000 and determined the estimated useful life of the customer list to be approximately four years.  The customer list was tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values.  During the year ended December 31, 2011, the Company evaluated and determined that the customer list was impaired and accordingly, wrote down the customer list to zero.  Amortization expense for the three months ended March 31, 2012 and 2011 was $0 and $13,562, respectively.

6.  INVESTMENT

As of March 31, 2012 and December 31, 2011, the investment in Global Arena Capital Corp. (“GACC”) was $480,000.  GACC is a broker dealer registered with the SEC.  As of March 31, 2012 and December 31, 2011, the Company owned a 4.8% interest in GACC.  The investment made in GACC is accounted for under the cost method of accounting because the Company does not hold a significant or controlling interest in this entity.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

7.  DERIVATIVE FINANCIAL INSTRUMENTS

In October 2010, in connection with a subscription agreement, the Company issued 2,231,250 warrants to an investor (see Note 11).  The warrants have a term of three years.  Per the terms of the subscription agreement, in the event the Company, at any time while all or any portion of these warrants are outstanding, sells any shares of common stock per share, or issue common stock equivalents at a conversion price, less than the warrant exercise price, the warrant price will be adjusted accordingly.  In accordance with the provisions of ASC 815-40, these warrants are subject to derivative accounting treatment under ASC 815-10 and are recorded as a liability which is revalued at fair value each reporting date.  Any change in fair value was recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date.  The Company reassesses the classification at each balance sheet date.  If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.  The Company uses the Black-Scholes valuation method to value the derivative instruments at inception and on subsequent valuation dates.  Weighted average assumptions used to estimate fair values are as follows:

	March 31, 2012	December 31, 2011	Issuance

Expected volatility	150%	150%	100%
Risk free interest rate	0.33%	0.25%	0.73% to 1.03%
Expected life (years)	1.63	1.88	3

For the three months ended March 31, 2012 and 2011, the Company recognized additional income (loss) in the derivative liability of $335,500 and $(27,000) in other expense related to the warrant derivative instruments.

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

8.  FAIR VALUE MEASUREMENTS (Continued)

Level 3 Inputs – Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  The Company’s assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset or liability.

Cash, due from clearing organization, other receivables, advances to registered representatives and employees, accounts payable and accrued expenses, advances payable – The carrying amounts reported in the consolidated balance sheets for these items are a reasonable estimate of fair value due to their short term nature.

Investment – Investment is recorded at cost.  The carrying amount approximated fair value.

Convertible promissory notes payable – Convertible promissory notes payable are recorded at amortized cost.  The carrying amount approximated fair value.

Derivative financial instruments – The fair value liabilities for warrants with dilutive price reset provisions have been recorded as determined utilizing Black-Scholes valuation method.

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of March 31, 2012 and December 31, 2011.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

8.  FAIR VALUE MEASUREMENTS (Continued)

March 31, 2012	Level 1	Level 2	Level 3	Total

Derivative financial instruments - warrants	$-	$-	$378,700	$378,700

December 31, 2011	Level 1	Level 2	Level 3	Total

Derivative financial instruments - warrants	$-	$-	$714,200	$714,200

The following table presents the Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs:

Balance, January 1, 2012	$714,200
Fair value of new warrants issued	-
Fair value of warrants exercised	-
Change in fair value included in other (income) loss	(335,500)

Balance, March 31, 2012	$378,700

9.  CONVERTIBLE PROMISSORY NOTES

On January 23, 2012, the Company sold and issued a convertible promissory note in the principal amount of $50,000 at a stated interest rate of 12% per annum.  In addition the Company granted warrants to purchase 142,858 shares of common stock at an exercise price of $0.35 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note originally matured on March 12, 2012 and was extended to May 30, 2012. The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.35 per share.

The gross proceeds from the sale of the note of $50,000 were recorded net of a discount of $50,000. The debt discount was comprised of $27,000 for the relative fair value of the warrants and $23,000 for the beneficial conversion feature of the note.  The debt discount is being accreted as additional interest expense ratably over the term of the convertible note.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

9.  CONVERTIBLE PROMISSORY NOTES (Continued)

On January 31, 2012, all notes sold and issued to the lender, in the total principal amount of $351,500, were extended to April 23, 2012 in consideration of a payment of $10,000.  On April 23, 2012, all notes were extended to May 30, 2012 in consideration of an additional payment of $10,000.

On February 10, 2012, the Company sold and issued a convertible promissory note in the principal amount of $30,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 60,000 shares of common stock at an exercise price of $0.35 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note matures on September 30, 2012.  The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.35 per share.

The gross proceeds from the sale of the note of $30,000 were recorded net of a discount of $30,000. The debt discount was comprised of $14,000 for the relative fair value of the warrants and $16,000 for the beneficial conversion feature of the note.  The debt discount is being accreted as additional interest expense ratably over the term of the convertible notes.

On February 29, 2012, the Company sold and issued a convertible promissory note in the principal amount of $35,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 70,000 shares of common stock at an exercise price of $0.45 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note originally matured on April 14, 2012 and was extended to May 30, 2012.  The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.45 per share.

The gross proceeds from the sale of the note of $35,000 were recorded net of a discount of $32,000. The debt discount was comprised of $16,000 for the relative fair value of the warrants and $16,000 for the beneficial conversion feature of the note.  The debt discount is being accreted as additional interest expense ratably over the term of the convertible notes.

On March 15, 2012, the Company sold and issued a convertible promissory note in the principal amount of $80,000 at a stated interest rate of 8% per annum. In addition, the Company granted warrants to purchase 160,000 shares of common stock at an exercise price of $0.45 per share. The warrants have a life of 5 years and were fully vested on the

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

9.  CONVERTIBLE PROMISSORY NOTES (Continued)

date of the grant. The convertible note matures on March 15, 2013.  The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.30 per share.

The gross proceeds from the sale of the note of $80,000 were recorded net of a discount of $80,000. The debt discount was comprised of $36,000 for the relative fair value of the warrants and $44,000 for the beneficial conversion feature of the note.  The debt discount is being accreted as additional interest expense ratably over the term of the convertible notes.

On March 20, 2012, the Company sold and issued a convertible promissory note in the principal amount of $70,000 at a stated interest rate of 8% per annum. In addition, the Company granted warrants to purchase 140,000 shares of common stock at an exercise price of $0.45 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note matures on March 20, 2013.  The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.30 per share.

The gross proceeds from the sale of the note of $70,000 were recorded net of a discount of $70,000. The debt discount was comprised of $32,000 for the relative fair value of the warrants and $38,000 for the beneficial conversion feature of the note.  The debt discount is being accreted as additional interest expense ratably over the term of the convertible notes.

The intrinsic value for the outstanding convertible promissory notes as of March 31, 2012 was approximately $376,000.

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

10.  STOCKHOLDERS’ EQUITY (Continued)

Under the terms of the agreement, the Company could sell up to an additional 20 units to cover investor over-subscriptions, if any.  The purchase price for each unit was $50,000, although subscriptions for lesser amounts could be accepted at the discretion of the Company’s management

For the year ended December 31, 2010, under the private placement offering as described above, the Company sold 5.2 net units consisting of 927,000 shares of common stock with 463,500 warrants for net proceeds of $515,000.

The Company also entered into a separate subscription agreement during the year ended December 31, 2010 to sell 2,625,000 shares of common stock and warrants to purchase 2,231,250 shares of common stock for net proceeds of $700,000; 1,115,625 warrants are exercisable in whole or in part during the three-year period following issuance at an exercise price of $0.31 per share and the remaining 1,115,625 warrants are exercisable at $0.35 per share.  The warrants had a dilutive provision whereby in the event the Company sells shares of common stock for consideration less than the stated exercise price then the warrant price will be adjusted accordingly to the terms of the agreement.  The Company determined that the reset provision is a derivative liability and under ASC 815. The Company was required to classify the warrants as a derivative liability and mark to market through earnings at the end of each reporting period (see Note 7).

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

MARCH 31, 2012

10.  STOCKHOLDERS’ EQUITY (Continued)

On July 10, 2011 a holder exercised 785,714 warrants using the cashless exercise provision. Accordingly, the Company issued 673,007 shares of common stock for the exercise of the warrants, which represented the net shares with respect to the cashless exercise provision.

On July 28, 2011 the Company issued 144,093 shares of common stock for the exercise of warrants for $50,000.  Upon the exercise of warrants, the Company reclassified $22,200 of the derivative liability to equity.

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

11.  WARRANTS

The following tables summarize the warrants activities:

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

11.  WARRANTS (Continued)

	Shares	Weighted Average Exercise Price	Weighted- Average Exercisable	Aggregate Intrinsic Value

Outstanding at December 31, 2011	4,242,989	0.48	4,242,989	$1,145,607
Granted	572,858	0.41	572,858	63,014
Exercised	-	-	-	-
Cancelled and surrendered	-	-	-	-

Outstanding at March 31, 2012	4,815,847	$0.47	4,815,847	$-

Exercise Price	Average Number Outstanding	Contractual Life	Exercise price	Warrants Exercisable

$0.31 to $0.45	3,182,347	3.20	$ 0.35	3,182,347
$0.67	1,633,500	2.13	$ 0.67	1,633,500

	4,815,847	-	-	4,815,847

12.  NON-CONTROLLING INTEREST

The Company has two operating subsidiaries, which are not wholly owned.  The Company has a 67% equity interest in Lillybell and a 95% equity interest in GAIM.  As of March 31, 2012 and December 31, 2011, the third party non-controlling interests were $(187,849) and $(179,935), respectively.

13.  RELATED PARTIES

The Company has an expense sharing agreement with GACC whereby GACC pays certain general and administrative expenses on behalf of the Company and its operating subsidiaries. During the three months ended March 31, 2012 and 2011, the Company reimbursed GACC approximately $24,000 and $141,000, respectively.

The Company has a month-to-month agreement with Broad Sword Holdings, LLC, one of the Company’s stockholders, whereby Broad Sword Holdings, LLC provides office space to the Company.  During the three months ended March 31, 2012 and 2011, the Company was charged approximately $35,000 and $28,000, respectively, for office space.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

13.  RELATED PARTIES (Continued)

Other receivable – related party represents advances to Broad Sword Holdings, LLC.  Those advances are non-interest bearing and payable on demand.  At March 31, 2012 and December 31, 2011, the receivable was approximately $518,000 and $468,000, respectively.

14.  COMMITMENTS AND CONTINGENCIES

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

14.  COMMITMENTS AND CONTINGENCIES (Continued)

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

15.  REVENUE CONCENTRATIONS

The Company considers significant revenue concentrations to be clients or brokers who account for 10% or more of the total revenues generated by the Company during the period. The Company had two brokers who accounted for 81% of total revenues, which included revenues from a single customer that accounted for 16% of total revenues, during the three months ended March 31, 2012. During the three months ended March 31, 2011, the Company had three brokers who accounted for 82% of total revenues, which included revenues from a single customer that accounted for 13% of total revenues.

16.  SUBSEQUENT EVENTS

On April 3, 2012, the Board of Directors authorized the issuance of stock options to purchase an aggregate of 1,750,000 common shares under the 2011 Stock Awards Plan.

On April 27, 2012, the Company sold and issued a convertible promissory note in the principal amount of $75,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 125,000 shares of common stock at an exercise price of $0.75 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note matures on August 1, 2012.  The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.3825 per share.

Management’s Discussion and Analysis of

Financial Condition And Results of Operations

Forward-looking Statements

Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as in certain other parts of this quarterly report on Form

10-Q (as well as information included in oral statements or other written statements made or to be made by Global Arena) that look forward in time, are forward-looking statements made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. Although Global Arena believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct.  Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by those statements. These risks, uncertainties and other factors include, but are not limited to Global Arena’s ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors set forth in Global Arena’s filings with the Securities and Exchange Commission, including without limitation to this Quarterly Report on Form 10-Q.

Global Arena undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

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

Liquidity and Capital Resources

During the three months ended March 31, 2012, Global Arena Holding had $0 net cash provided by investing activities.

Comparatively, during the three months ended March 31, 2011, Global Arena Holding reduced its escrow deposit – restricted cash balance by $325,259, resulting in net cash provided by investing activities of $325,259.

During the three months ended March 31, 2012, Global Arena received proceeds from convertible promissory notes of $265,000 received advances of $11,137 from affiliates, resulting in net cash provided by financing activities of $276,137 for the three months ended March 31, 2012.

Comparatively, for the three months ended March 31, 2011, Global Arena received proceeds from convertible promissory notes of $150,000 and advanced $46,685 to affiliates, resulting in net cash provided by financing activities of $103,315 for the three months ended March 31, 2011.

Global Arena Holding has an expense sharing agreement with GACC whereby GACC pays certain general and administrative expenses on behalf of the Global Arena Holding and its operating subsidiaries. During the three months ended March 31, 2012 and the three months ended March 31, 2011, Global Arena Holding reimbursed GACC $24,000 and $141,000, respectively.

Global Arena Holding has a month-to-month agreement with Broadsword, an affiliated company, whereby Broadsword provides office space to Global Arena Holding. During the three months ended March 31, 2012 and the three months ended March 31, 2011, Global Arena was charged $35,000 and $28,000, respectively, for office space

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, Global Arena Holding has incurred losses of $223,885 and $385,824 for the three months ended March 31, 2012 and 2011, respectively, and a working capital deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations for the Three Months Ended March 31, 2012 compared to the Three Months Ended March 31, 2011.

Revenues for three months ended March 31, 2012 consisted of investment advisory fees of $187,039 and commissions and other of $15,590 resulting in total revenues of $202,629. Comparatively for the three months ended March 31, 2011, revenues consisted of investment advisory fees of $219,282 and commissions and other of $7,324.  The decrease in advisory fees is primarily attributable to the reduced value of assets under management as of December 31, 2011 as compared to December 31, 2010, on which fees were based for the following three months, respectively.

For the three months ended March 31, 2012, we paid commissions of $143,581 and paid salaries and benefits of $147,736.  We had occupancy expenses of $35,145, business development expenses of $79,551, and paid professional fees of $71,803.  We paid $9,716 for clearing and operations and $9,644 for communication and data.  We paid $5,197 in regulatory fees, and had office and other expenses of $31,496.  As a result, we had total operating expenses of $553,869 for the three months ended March 31, 2012, resulting in a net loss from operations of $331,240.

Comparatively, for the three months ended March 31, 2011, we paid commissions of $177,276 and paid salaries and benefits of $59,255.  We had occupancy expenses of $28,461, business development expenses of $18,212, and paid professional fees of $152,762.  We paid $6,419 for clearing and operations and $2,897 for communication and data.  We paid $1,931 in regulatory fees, and had office and other expenses of $166,974.  As a result, we had total operating expenses of $614,187 for the three months ended March 31, 2011, resulting in a net loss from operations of $387,581.

There was a gain on the fair value of a derivative liability for the three months ended March 31, 2012 of $335,500 compared to a loss of $27,000 for the three months ended March 31, 2011.

Recently Issued Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for a smaller reporting company.

Item 4.  Controls and Procedures.

During the quarter ended March 31, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2012.  Based on this evaluation, our chief executive officer and chief principal financial officer have concluded such controls and procedures were not effective as of March 31, 2012 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the December 31, 2011 audit of our consolidated financial statements and our review of the three ended March 31, 2012, our independent auditors identified significant deficiencies that together constitute a material weakness in our internal control over financial reporting. These significant deficiencies primarily relate to our lack of lack of appropriate resources to handle the accounting for certain complex equity transactions and our lack of a sophisticated financial reporting system. The accounting department constituted of one Officer and one Controller.  Therefore, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties.  Upon receiving adequate financing the Company plans to increase its controls in these areas by hiring more employees in financial reporting, and establishing an audit committee. These significant deficiencies together constitute a material weakness in our internal control over financial reporting.

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

          None

Item 1A.  Risk Factors

          Not applicable for smaller reporting company

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On January 23, 2012, the Company sold and issued a convertible promissory note in the principal amount of $50,000 at a stated interest rate of 12% per annum.  In addition the Company granted warrants to purchase 142,858 shares of common stock at an exercise price of $0.35 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note originally matured on March 12, 2012 and was extended to May 30, 2012. The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.35 per share.

On January 31, 2012, all notes sold and issued to the lender, in the total principal amount of $351,500, were extended to April 23, 2012 in consideration of a payment of $10,000.  On April 23, 2012, all notes were extended to May 30, 2012 in consideration of an additional payment of $10,000.

On February 10, 2012, the Company sold and issued a convertible promissory note in the principal amount of $30,000 at a stated interest rate of 12% per annum. In addition, the Company granted warrants to purchase 60,000 shares of common stock at an exercise price of $0.35 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note matures on September 30, 2012.  The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.35 per share.

On February 29, 2012, the Company sold and issued a convertible promissory note in the principal amount of $35,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 70,000 shares of common stock at an exercise price of $0.45 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note originally matured on April 14, 2012 and was extended to May 30, 2012.  The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.45 per share.

On March 15, 2012, the Company sold and issued a convertible promissory note in the principal amount of $80,000 at a stated interest rate of 8% per annum. In addition, the Company granted warrants to purchase 160,000 shares of common stock at an exercise price of $0.45 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note matures on March 15, 2013.  The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.30 per share.

On March 20, 2012, the Company sold and issued a convertible promissory note in the principal amount of $70,000 at a stated interest rate of 8% per annum. In addition, the Company granted warrants to purchase 140,000 shares of common stock at an exercise price of $0.45 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note matures on March 20, 2013.  The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.30 per share.

The above securities were issued to sophisticated investors pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

Item 3.   Defaults Upon Senior Securities

          None

Item 4.  Mine Safety Disclosures

          Not applicable

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

Dated: May 15, 2012

Global Arena Holding, Inc.

/s/Joshua Winkler

  Joshua Winkler,

  Chief Executive Officer

  Chief Financial Officer