Form 10-Q
period 2012-06-30
Global Arena Holding, Inc.
filed 2012-08-15
CIK 1138724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2012

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

August 14, 2012:

Common Stock  -  21,234,651

GLOBAL ARENA HOLDING, INC.

FORM 10-Q

For the quarterly period ended June 30, 2012

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2012	2011
	(Unaudited)

Current assets
Cash	$1,266	$10,674
Cash - restricted cash	-	613
Due from clearing organization	18,344	20,937
Advances to registered representatives and employees	23,866	46,943
Prepaid expenses and other current assets	3,975	3,975
Other receivable - related party	29,463	-

Total current assets	76,914	83,142

Fixed assets, net of accumulated depreciation
of $1,562 and $1,269, respectively	195	488

Other assets
Certificate of deposit	50,000	50,000
Other receivable - related party	485,168	469,062
Investment	480,000	480,000

Total other assets	1,015,168	999,062

TOTAL ASSETS	$1,092,277	$1,082,692

(Continued on next page)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)	2012	2011
	(Unaudited)

Current liabilities
Accounts payable and accrued expenses	$250,155	$116,677
Other payable - related party	118,190	6,868
Customer deposit	3,000	15,147
Convertible promissory notes payable,
net of debt discount of $223,866 and 117,300, respectively	750,649	417,215
Derivative liability	370,700	714,200

Total current liabilities	1,492,694	1,270,107

Convertible promissory notes payable,
net of debt discount of $160,000 and $223,000, respectively	90,000	26,800

Total liabilities	1,582,694	1,296,907

Stockholders’ (deficiency)
Common stock, $0.001 par value; 100,000,000 shares	21,235	21,235
authorized; 21,234,651 shares issued and outstanding
at June 30, 2012 and December 31, 2011
Additional paid-in capital	4,278,273	3,899,535
Accumulated (deficit)	(4,640,955)	(3,955,050)

Stockholders’ (deficiency) attributable to controlling interests	(341,447)	(34,280)

Noncontrolling interests	(148,970)	(179,935)

Total stockholders’ (deficiency)	(490,417)	(214,215)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)	$1,092,277	$1,082,692

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Revenues
Investment advisory fees	$20,720	$226,066	$207,759	$445,348
Commissions and other	195,446	-	211,036	7,324

Total revenues	216,166	226,066	418,795	452,672

Operating expenses
Commissions	16,805	175,084	160,386	352,360
Salaries and benefits	173,976	79,091	321,712	138,346
Occupancy	36,930	27,876	72,075	56,337
Business development	83,597	31,071	163,148	49,283
Professional fees	45,899	88,427	117,702	241,189
Clearing and operations	70,969	223	80,685	6,642
Communication and data	10,824	3,543	20,468	6,440
Regulatory fees	4,258	10,287	9,455	12,218
Office and other	31,329	59,596	62,825	226,570

Total operating expenses	474,587	475,198	1,008,456	1,089,385

(Loss) from operations	(258,421)	(249,132)	(589,661)	(636,713)

Other income (expense)
Interest expense	(219,417)	(195,300)	(455,476)	(195,300)
Change in fair value of derivative liability	8,000	14,000	343,500	(13,000)

Total other (expense)	(211,417)	(181,300)	(111,976)	(208,300)

Net (loss) before noncontrolling interests	(469,838)	(430,432)	(701,637)	(845,013)
Net (loss) attributable to noncontrolling interests	(7,818)	(14,938)	(15,732)	(43,695)

Net (loss) attributable to common stockholders	$(462,020)	$(415,494)	$(685,905)	$(801,318)

(Loss) per common share, basic and diluted	$(0.02)	$(0.02)	$(0.03)	$(0.04)
Weighted average shares outstanding, basic and diluted	21,234,651	18,866,464	21,234,651	18,270,323

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	2012	2011

Cash flows from operating activities
Net (loss)	$(701,637)	$(845,013)
Adjustment to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	293	27,417
Accretion of debt discount	382,069	78,000
Stock-based compensation	-	110,400
Change in fair value of derivative liability	(343,500)	13,000
Change in operating assets and liabilities:
Due from clearing organization	2,593	(63,119)
Advances to registered representatives and employees	23,077	(697)
Prepaid expenses and other current assets	-	148
Customer deposit	(12,147)	-
Accounts payable and accrued expenses	133,478	(3,608)

Net cash (used in) operating activities	(515,774)	(683,472)

Cash flows from investing activities
Escrow deposit - restricted cash	-	325,259
Return of escrow deposit - restricted cash	613	-

Net cash provided by investing activities	613	325,259

Cash flows from financing activities
Proceeds from exercise of warrants	-	240,000
Proceeds from convertible promissory note	440,000	200,000
Advances from (to) affiliates	65,753	(77,429)

Net cash provided by financing activities	505,753	362,571

Net increase in cash	(9,408)	4,358
Cash, beginning of year	10,674	22,401

Cash, end of year	$ 1,266	$ 26,759

(Continued on next page)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	2012	2011

Supplemental disclosure of cash flow information

Cash paid for income taxes	$ 14,470	$ 10,147

Cash paid for interest	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities

Issuance of warrants in connection with debt	$425,435	$190,700

Increase of ownership interest in GAIM	$ 46,697	$ -

Reclassification of derivative liabilities to equity	$ -	$170,700

Shares issued related to assumption of net liabilities acquired with reverse merger	$ -	$ 21,430

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

1.

ORGANIZATION

Description of the Business

Global Arena Holding, Inc. (formerly, “Global Arena Holding Subsidiary Corp.”) (“GAHI”), was formed in February 2009, in the state of Delaware.  GAHI is a financial services firm that services the financial community through its subsidiaries as follows:

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

1.

ORGANIZATION (Continued)

At the effective date of the Merger on May 18, 2011, each share of GAHI’s common stock, was cancelled and converted automatically into 1.5 common shares of China Stationery for an aggregate of 18,000,000 common shares of China Stationery and was recorded as a recapitalization of China Stationery in the form of a reverse merger.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has generated recurring losses and cash flow deficits from operations since inception and has had to continually borrow to continue operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or generate positive cash flows from operations.  Management believes that it will be successful in obtaining additional financing, from which the proceeds will be primarily used to execute its operating plan. The Company plans to use its available cash to continue the development and execution of its business plan and expand its client base and services.  However, the Company can give no assurance that such financing will be available or on terms acceptable to the Company, or at all.  Should the Company not be successful in obtaining the necessary financing to fund its operations and ultimately achieve adequate profitability and cash flows from operations, the Company would need to curtail certain or all of its operating activities.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change of Reporting Entity and Basis of Accounting and Presentation

The reverse merger described in Note 1 was treated as recapitalization of the Company.  SEC Manual Item 2.6.5.4 “Reverse Acquisitions” requires that “in a reverse acquisition, the historical shareholder’s equity of the accounting acquirer prior to the merger is retroactively reclassified for the equivalent number of shares received in the merger after giving effect to any difference in par value of the registrant’s and the accounting acquirer’s stock by an offset to additional paid-in capital.”

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

The unaudited interim consolidated financial statements of the Company as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.  Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements.  The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the year ended December 31, 2011, previously filed with the SEC.  In the opinion of management, the interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.  The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2012.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company’s revenue recognition policies comply with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-10-S99.  The Company earns revenues through various services it provides to its clients.  Advisory fees are on a contractual basis with the fee stipulated in the contract and are recognized based on the terms of the contract during the period the service is provided.  Customer security transactions and the related commission income and expense are recorded as of the trade date.  The Company generally acts as an agent in executing customer orders to buy or sell listed and over-the-counter securities in which it does not make a market, and charges commissions based on the services the Company provides to its customers.

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

Fair Value of Financial Instruments

FASB ASC 820, “Fair Value Measurements and Disclosures,” defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for that asset or liability.  The fair value is to be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.  As of June 30, 2012 and December 31, 2011, in connection with private placement offerings, the Company had a cash escrow balance of $0 and approximately $600, respectively, included as restricted cash.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Due from Clearing Organization

As of June 30, 2012 and December 31, 2011, amounts due from the clearing organization consisted primarily of cash deposits in accordance with the clearing arrangement.

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

If the carrying amount exceeds the asset’s estimated futures cash flows (discounted and with interest charges), the loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets.  Based on its assessments, the Company did not incur any impairment charges for the three and six months ended June 30, 2012 and 2011.

Convertible Debt

Convertible debt is accounted for under FASB ASC 470, “Debt – Debt with Conversion and Other Options.”  The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that has conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of any

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company accounts for modifications of its Embedded Conversion Features (ECF’s) in accordance with the FASB ASC 470-50-40-12 and 40-15 through 16 which requires the modification of a convertible debt instrument that changes the fair value of an embedded conversion feature and the subsequent recognition of interest expense or the associated debt instrument when the modification does not result in a debt extinguishment pursuant to FASB ASC 470-50-40/55.

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

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs, which are included in business development expenses, were deemed to be de minimus for the three and six months ended June 30, 2012 and June 30, 2011.

Stock-Based Compensation

The fair value of stock options issued to third party consultants is recorded in accordance with the measurement and recognition criteria of FASB ASC 505-50, “Equity-Based

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Noncontrolling Interests

The Company accounts for its less than 100% interest in consolidated subsidiaries in accordance with FASB ASC 810, “Consolidation,” and accordingly the Company presents noncontrolling interests as a component of equity on its consolidated balance sheets and reports noncontrolling interests’ share of net income or loss under the heading “net income (loss) attributable to noncontrolling interests” in the consolidated statements of operations.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes,” which require the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  As of December 31, 2011, the Company had deferred tax assets of approximately $1,576,000 for net operating loss carryforwards, which was fully reserved by a valuation allowance due to the significant uncertainty with respect to its future realization.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company follows the provisions of FASB ASC 740-10-25, which prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns.  FASB ASC 740-10-25 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  The Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2008.

Reclassifications

Certain accounts in the prior year’s financial statements have been reclassified for comparative purposes to conform to the presentation in the current year’s financial statements.  These reclassifications had no effect on previously reported earnings.

3.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2011, the FASB issued Accounting Standards Update (ASU) 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (ASU 2011-02), an update to ASC 310 “Receivables.”  ASU 2011-02 provides guidance in evaluating whether a restructuring constitutes a troubled debt restructuring.  In order to meet the requirements for a troubled debt restructuring, a creditor must separately conclude that both the restructuring constitutes a concession and the debtor is experiencing financial difficulties.  The amendments clarify the guidance on a creditor’s evaluation of whether it has granted a concession and also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties.  ASU 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011 and has to be applied retrospectively to the beginning of the annual period of adoption.  The adoption of this pronouncement did not have a material impact on its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRSs” (“ASU No. 2011-04”) that provides clarification about the application of existing fair value measurements and disclosure requirements and expands certain other disclosure requirements.  ASU No. 2011-04 amends U.S. GAAP to provide common fair value measurements and disclosure requirements with International Financial Reporting

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

3.

RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

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

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU No. 2011-11”).  The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

3.

RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

interim periods within those annual periods.  An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.  The Company does not expect that the adoption of ASU No. 2011-11 will have a significant, if any, impact on its consolidated financial statements.

4.

NET INCOME (LOSS) PER SHARE

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants, convertible preferred stock and convertible notes. The Company’s common stock equivalents were excluded in the computation of net (loss) per share since their inclusion would be anti-dilutive.  These common stock equivalents may dilute future earnings per share. Total shares issuable upon the exercise of outstanding warrants and conversion of convertible promissory notes for the three months and six months ended June 30, were as follows:

	2012	2011

Warrants	5,393,210	3,842,437
Convertible debt	3,596,068	571,428

Potential common stock equivalents	8,989,278	4,413,865

5.

CUSTOMER LIST

On July 27, 2009, the Company entered into an agreement to acquire a customer list from an unaffiliated entity, for which the Company paid $217,000.  The Company capitalized the cost of $217,000 and determined the estimated useful life of the customer list to be four years.  The customer list was tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values.  During the year ended December 31, 2011, the Company evaluated and determined that the customer list was impaired and accordingly, wrote down the

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

5.

CUSTOMER LIST (Continued)

customer list to zero.  Amortization expense for the three months ended June 30, 2012 and 2011 was $0 and $13,562, respectively, and was $0 and $27,125 for the six months then ended, respectively.

6.

INVESTMENT

As of June 30, 2012 and December 31, 2011, the investment in Global Arena Capital Corp. (“GACC”) was $480,000.  GACC is a broker dealer registered with the SEC.  As of June 30, 2012 and December 31, 2011, the Company owned a 4.9% interest in GACC.  The investment made in GACC is accounted for under the cost method of accounting because the Company does not hold a significant or controlling interest in this entity.  In July 2012, GAHI purchased the remaining 95.1% interest and thus GACC became a wholly-owned subsidiary of GAHI (see Note 16).

7.

DERIVATIVE FINANCIAL INSTRUMENTS

In October 2010, in connection with a subscription agreement, the Company issued 2,231,250 warrants to an investor (see Note 11). The warrants have a term of three years. Per the terms of the subscription agreement, in the event the Company, at any time while all or any portion of these warrants are outstanding, sells any shares of common stock per share, or issue common stock equivalents at a conversion price, less than the warrant exercise price, the warrant price will be adjusted accordingly. In accordance with the provisions of ASC 815-40, these warrants are subject to derivative accounting treatment under ASC 815-10 and are recorded as a liability which is revalued at fair value each reporting date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date.  The Company reassesses the classification at each balance sheet date.  If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. The Company used the Black-Scholes valuation method to value the derivative instruments at inception and on subsequent valuation dates.  Weighted average assumptions used to estimate fair values are as follows:

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

7.

DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

	June 30, 2012	December 31, 2011	Issuance

Expected volatility	130%	150%	100%
Risk free interest rate	0.21%	0.25%	0.73% to 1.03%
Expected life (years)	1.38	1.88	3

For the three months ended June 30, 2012 and 2011, the Company recognized additional income (loss) in the derivative liability of $8,000 and $14,000, respectively, and $343,500 and ($13,000) for the six months then ended, respectively, in other income (expense).

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  The Company’s assessment of the significance of particular inputs

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

8.

FAIR VALUE MEASUREMENTS (Continued)

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

Derivative financial instruments – The fair value liabilities for warrants with dilutive price reset provisions have been recorded as determined utilizing the Black-Scholes valuation method.

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of June 30, 2012 and December 31, 2011.

June 30, 2012	Level 1	Level 2	Level 3	Total

Derivative financial instruments - warrants	$-	$-	$370,700	$370,700

December 31, 2011	Level 1	Level 2	Level 3	Total

Derivative financial instruments - warrants	$-	$-	$714,200	$714,200

The following table presents the Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs:

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

8.

FAIR VALUE MEASUREMENTS (Continued)

Balance, January 1, 2012	$714,200
Fair value of new warrants issued	-
Fair value of warrants exercised	-
Change in fair value included in other (income) expense	(343,500)

Balance, June 30, 2012	$370,700

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

On January 31, 2012, all notes sold and issued to the lender, in the total principal amount of $351,500, were extended to April 23, 2012 in consideration of a payment of $10,000.  On April 23, 2012, all notes were extended to May 30, 2012 in consideration of an additional payment of $10,000, and the Company is currently negotiating an additional extension of the notes..

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

9.

CONVERTIBLE PROMISSORY NOTES (Continued)

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

On February 29, 2012, the Company sold and issued a convertible promissory note in the principal amount of $35,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 70,000 shares of common stock at an exercise price of $0.45 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note originally matured on April 14, 2012 and was extended to September 5, 2012.  The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.45 per share.

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

9.

CONVERTIBLE PROMISSORY NOTES (Continued)

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

On April 27, 2012, the Company sold and issued a convertible promissory note in the principal amount of $75,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 125,000 shares of common stock at an exercise price of $0.75 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note matured on August 1, 2012 and the term was extended until September 5, 2012.  The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.3825 per share.

The gross proceeds from the sale of the note of $75,000 were recorded net of a discount of $67,647. The debt discount was comprised of $30,000 for the relative fair value of the warrants and $37,647 for the beneficial conversion feature of the note.  The debt discount is being accreted as additional interest expense ratably over the term of the convertible note.

On May 31, 2012, the Company sold and issued a convertible promissory note in the principal amount of $50,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 250,000 shares of common stock at an exercise price of $0.55 per share, which warrants have a life of 3 years and warrants to purchase

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

9.

CONVERTIBLE PROMISSORY NOTES (Continued)

111,111 shares of common stock at an exercise price of $0.75 per share, which warrants have a life of 5 years.  The warrants were fully vested on the date of the grant. The convertible note matured on July 30, 2012 and the term was extended until September 15, 2012.  The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.45 per share.

The gross proceeds from the sale of the note of $50,000 were recorded net of a discount of $50,000. The debt discount was comprised of $36,000 for the relative fair value of the warrants and $14,000 for the beneficial conversion feature of the note.  The debt discount is being accreted as additional interest expense ratably over the term of the convertible note.

On June 29, 2012, the Company sold and issued a convertible promissory note in the principal amount of $25,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 50,000 shares of common stock at an exercise price of $0.75 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note will mature on December 31, 2012.  The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.45 per share.

The gross proceeds from the sale of the note of $25,000 were recorded net of a discount of $22,978. The debt discount was comprised of $11,000 for the relative fair value of the warrants and $11,978 for the beneficial conversion feature of the note.  The debt discount is being accreted as additional interest expense ratably over the term of the convertible note.

On June 29, 2012, the Company sold and issued a convertible promissory note in the principal amount of $25,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 41,250 shares of common stock at an exercise price of $0.75 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note will mature on October 1, 2012.  The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.3825 per share.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

9.

CONVERTIBLE PROMISSORY NOTES (Continued)

The gross proceeds from the sale of the note of $25,000 were recorded net of a discount of $22,810. The debt discount was comprised of $10,000 for the relative fair value of the warrants and $12,810 for the beneficial conversion feature of the note.  The debt discount is being accreted as additional interest expense ratably over the term of the convertible note.

The intrinsic value for the outstanding convertible promissory notes as of June 30, 2012 was approximately $537,000.

10.

STOCKHOLDERS’ EQUITY

In 2009, the Company entered into a private placement offering for $2,000,000 (40 units).  Each unit consisted of 90,000 shares of common stock and warrants to purchase 45,000 shares of common stock.  The warrants are exercisable in whole or in part during the three-year period following issuance at an exercise price of $1.00 per share and were extended for another three years at the date the reverse merger was completed.  The shares of common stock into which the warrants are exercisable will have the same registration rights as all other shares of common stock sold in the offering.

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

The Company also entered into a separate subscription agreement during the year ended December 31, 2010 to sell 2,625,000 shares of common stock and warrants to purchase 2,231,250 shares of common stock for net proceeds of $700,000; 1,115,625 warrants are exercisable in whole or in part during the three-year period following issuance at an exercise price of $0.31 per share and the remaining 1,115,625 warrants are exercisable at $0.35 per share.  The warrants had a dilutive provision whereby in the event the Company sells shares of common stock for consideration less than the stated exercise price then the warrant price will be adjusted accordingly to the terms of the agreement.  The Company determined that the reset provision is a derivative liability and under ASC

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

10.

STOCKHOLDERS’ EQUITY (Continued)

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

On July 28, 2011, the Company issued 144,093 shares of common stock for the exercise of warrants for $50,000.  Upon the exercise of warrants, the Company reclassified $22,200 of the derivative liability to equity.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

10.

STOCKHOLDERS’ EQUITY (Continued)

On November 28, 2011, the Company entered into a subscription agreement to sell 714,286 shares of common stock and warrants to purchase 187,500 shares of common stock for net proceeds of $250,000.  The warrants are exercisable in whole or in part during the five-year period following issuance at an exercise price of $0.45 per share.

On December 14, 2011, the Company entered into subscription agreement to sell 285,715 shares of common stock for net proceeds of $100,000.

11.

WARRANTS

The following tables summarize the warrants activities:

	Shares	Weighted Average Exercise Price	Weighted- Average Exercisable	Aggregate Intrinsic Value

Outstanding at December 31, 2011	4,242,989	0.48	4,242,989	$1,145,607
Granted	1,150,220	0.50	1,150,220	2,571
Exercised	-	-	-	-
Cancelled and surrendered	-	-	-	-

Outstanding at June 30, 2012	5,393,209	$0.49	5,393,209	$-

Exercise Price	Average Number Outstanding	Contractual Life	Exercise price	Warrants Exercisable
$0.31 to $0.75	3,759,709	3.06	$ 0.39	3,759,709
$0.67	1,633,500	1.88	$ 0.67	1,633,500

	5,393,209	-	-	5,393,209

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

12.

NON-CONTROLLING INTEREST

As of December 31, 2011, the Company had two operating subsidiaries, which were not wholly owned.  The Company had a 67% equity interest in Lillybell and a 95% equity interest in GAIM. During the three months ended June 30, 2012, the Company acquired the remaining 5% equity interest in GAIM and now owns 100% of GAIM.  As of June 30, 2012 and December 31, 2011, the third party non-controlling interests were $(148,970) and $(179,935), respectively.

13.

RELATED PARTIES

The Company has an expense sharing agreement with GACC whereby GACC pays certain general and administrative expenses on behalf of the Company and its operating subsidiaries. During the three months ended June 30, 2012 and 2011, the Company reimbursed GACC approximately $23,000 and $54,000, respectively.  During the six months ended June 30, 2012 and 2011, the Company reimbursed GACC approximately $46,000 and $195,000, respectively.

The Company has a month-to-month agreement with Broad Sword Holdings, LLC, one of the Company’s stockholders, whereby Broad Sword Holdings, LLC provides office space to the Company.  During the three months ended June 30, 2012 and 2011, the Company was charged approximately $35,000 and $28,000, respectively, for office space. During the six months ended June 30, 2012 and 2011, the Company was charged approximately $69,000 and $56,000, respectively, for office space.

Other receivable – related party represents advances to Broad Sword Holdings, LLC and receivable from Global Arena Macro Fund, LP.  Global Arena Macro Fund, LP is an alternative investment vehicle which is organized as a partnership and will be owned by investors purchasing shares in the fund.  The fund will be managed by GAIM, which will earn a management fee for its services. Those advances are non-interest bearing and payable on demand.  At June 30, 2012 and December 31, 2011, the receivable was approximately $485,000 and $469,000 from Broad Sword Holdings, LLC, respectively, and $30,000 and $0 from Global Arena Macro Fund, LP, respectively. The receivable from Broad Sword Holdings, LLC was forgiven in July 2012 at the closing date of the acquisition of the remaining outstanding shares of GACC (see Note 16).

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

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

It is the Company’s policy to review, as necessary, the credit standing of its customers and each counterparty.  Amounts due from customers that are considered uncollectible by the clearing broker are charged back to the Company by the clearing broker when such

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

14.

COMMITMENTS AND CONTINGENCIES (Continued)

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

15.

REVENUE CONCENTRATIONS

The Company considers significant revenue concentrations to be clients or brokers who account for 10% or more of the total revenues generated by the Company during the period. The Company had no brokers who accounted for 10% or more of total revenues, and revenues from a single customer that accounted for 49% of total revenues, during the three months ended June 30, 2012. During the three months ended June 30, 2011, the Company had three brokers who accounted for 82% of total revenues, which included revenues from a single customer that accounted for 12% of total revenues.

The Company had two brokers who accounted for 34% of total revenues, and a single customer that accounted for 25% of total revenues, during the six months ended June 30, 2012. During the six months ended June 30, 2011, the Company had three brokers who accounted for 82% of total revenues, which included revenues from a single customer that accounted for 12% of total revenues.

16.

SUBSEQUENT EVENTS

On July 12, 2012, the Company sold and issued a convertible promissory note in the principal amount of $50,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 111,112 shares of common stock at an exercise price of $0.75 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note matures on April 15, 2013.  The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

16.

SUBSEQUENT EVENTS (Continued)

the holder’s sole option, into shares of common stock at a conversion price of $0.45 per share.

On August 6, 2012, the Company sold and issued a convertible promissory note in the principal amount of $25,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 50,000 shares of common stock at an exercise price of $0.75 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note matures on February 6, 2013.  The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.45 per share.

On August 8, 2012, the Company sold and issued a convertible promissory note in the principal amount of $20,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 40,000 shares of common stock at an exercise price of $0.75 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note matures on August 8, 2013.  The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.45 per share.

On July 13, 2012, the Company, Broad Sword Holdings, LLC, and JSM Capital Holding Corp. entered into a share purchase agreement to fully acquire GACC by purchasing the 95.1% of the shares of Global Arena Capital Corp which it did not previously own.  The change in control of ownership has been authorized by the Financial Industry Regulatory Authority under a “change of control” membership 1017 application.

The final consideration paid for the GACC shares to close the deal was $2.00. The total aggregate Purchase Price, which was agreed to by the Boards of Directors and Shareholders of JSM Capital Holding Corp and Broad Sword Holding LLC, (the former owners of Global Arena Capital Corp), included, in addition to the $2.00, an aggregate of 12,108,001 shares in the Company previously received, as described more fully in the information statement issued on April 26, 2011 pursuant to section 14 (c) of the Securities Exchange Act of 1934.

GACC is a full service financial services company that is a registered broker/dealer with the U.S. Securities Registry Deposit #16871. GACC is also a Member of the Municipal

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

16.

SUBSEQUENT EVENTS (Continued)

Rule Making Board, as well as a member of Securities Investor Protection Corp. GACC is engaged in the securities business, which comprises several classes of securities transactions such as equities, corporate and municipal bonds, mutual funds, insurance and options, all of which the broker dealer executes as risk-less principal and agency transactions.

On July 17, 2012, the Board of Directors approved the issuance of stock options for the purchase of an aggregate of 1,725,000 shares of common stock under the Company’s 2011 Stock Awards Plan (“Plan”) to certain employees, officers and directors.  The Plan was adopted by the Board of Directors on June 27, 2011.  The purpose of the Plan is to attract, retain and motivate employees, directors and persons affiliated with the Company and to provide such participants with additional incentive and reward opportunities.  Provided by the Plan, the awards may be in the form of Incentive Stock Options, options that do not constitute Incentive Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Awards, or any combination of the foregoing.  The total number of shares of Stock reserved and available for distribution under the Plan is 1,750,000.

The options are exercisable at $0.45 per common share and expire three years after the signing of options.  The options are to vest over a two-to-three-year period with a fair value of approximately $640,000 at the grant date to be recognized over the vesting period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as in certain other parts of this quarterly report on Form 10-Q (as well as information included in oral statements or other written statements made or to be made by Global Arena) that look forward in time, are forward-looking statements made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. Although Global Arena believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct.  Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by those statements. These risks, uncertainties and other factors include, but are not limited to Global Arena’s ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors set forth in Global Arena’s filings with the Securities and Exchange Commission, including without limitation to Quarterly Report on Form 10-Q.

Global Arena undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

Critical Accounting Policies

Global Arena Holding’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Critical accounting policies for the registrant include the revenue recognition, cash and cash equivalents and derivative financial instruments.

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

Derivative Financial Instruments

In connection with the issuance of certain warrants that include price protection reset provisions, Global Arena Holding determined that the exercise price reset provision feature is an embedded derivative instrument pursuant to ASC 815 “Derivatives and Hedging.” This embedded derivative is adjusted to fair value at each balance sheet date with the change recognized in operations.

The accounting treatment of derivative financial instruments requires that Global Arena Holding record the related warrants at their fair values as of the inception date of the financial instrument and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. Global Arena Holding reassesses the classification at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

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

We believe there are no other known trends, events or uncertainties that have, or are reasonably likely to have, a material impact on our short term or long term liquidity. Sources of liquidity will come from the sale of our services, as well as the private sale of our stock and the issuance of debt. There are no material commitments for capital expenditures at this time. We believe there are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on the revenues or income. We believe there are no significant elements of income or loss that do not arise from Global Arena’s operations.  We believe there are no other known causes for any material changes from period to period in one or more line items of our financial statements.

Liquidity and Capital Resources

During the six months ended June 30, 2012, Global Arena Holding reduced its escrow deposit – restricted cash balance by $613, resulting in net cash provided by investing activities of $613.

Comparatively, during the six months ended June 30, 2011, Global Arena Holding reduced its escrow deposit – restricted cash balance by $325,259, resulting in net cash provided by investing activities of $325,259.

During the six months ended June 30, 2012, Global Arena received proceeds from convertible promissory notes of $440,000 and received advances of $65,753 from affiliates, resulting in net cash provided by financing activities of $505,753 for the six months ended June 30, 2012.

Comparatively, for the six months ended June 30, 2011, Global Arena received proceeds of $240,000 from the exercise of warrants, proceeds from convertible promissory notes of $200,000 and advanced $77,429 to affiliates, resulting in net cash provided by financing activities of $362,571 for the six months ended June 30, 2011.

Global Arena Holding has an expense sharing agreement with Global Arena Capital Corp. (“GACC”)  whereby GACC pays certain general and administrative expenses on behalf of the Global Arena Holding and its operating subsidiaries. During the six months ended June 30, 2012 and the six months ended June 30, 2011, Global Arena Holding reimbursed GACC $46,000 and $195,000, respectively.  During the three months ended June 30, 2012 and the three months ended June 30, 2011, Global Arena Holding reimbursed GACC $23,000 and $54,000, respectively.

Global Arena Holding has a month-to-month agreement with Broadsword, an affiliated company, whereby Broadsword provides office space to Global Arena Holding. During the six months ended June 30, 2012 and 2011, the Company was charged approximately $69,000 and $56,000, respectively, for office space. During the three months ended June 30, 2012 and June 30, 2011, Global Arena was charged $35,000 and $28,000, respectively, for office space.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, Global Arena Holding has incurred losses of $685,905 and $801,318 for the six months ended June 30, 2012 and 2011, respectively, and losses of $462,020 and $415,494 for the three months ended June 30, 2012 and 2011, respectively, and has a working capital deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.  Our auditors have included a “going concern” qualification in their auditors’ report dated April 30, 2012.  Such a “going concern” qualifications may make it more difficult for us to raise funds when needed.  The outcome of this uncertainty cannot be assured.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve Global Arena’s operating results.

Results of Operations

Six Months Ended June 30, 2012 compared to the Six Months Ended June 30, 2011.

Revenues for six months ended June 30, 2012 consisted of investment advisory fees of $207,759 and commissions and other of $211,036 resulting in total revenues of $418,795. Comparatively for the six months ended June 30, 2011, revenues consisted of investment advisory fees of $445,348 and commissions and other of $7,324. The increase in commissions and other revenue is primarily due to the expansion of Global Arena Commodities Corp.  The decrease in advisory fees is primarily attributable to the reduced value of assets under management.

For the six months ended June 30, 2012, we incurred commissions of $160,386 and incurred salaries and benefits of $321,712. We had occupancy expenses of $72,075, business development expenses of $163,148, and incurred professional fees of $117,702. We incurred $80,685 for clearing and operations and $20,468 for communication and data. We incurred $9,455 in regulatory fees, and had office and other expenses of $62,825. As a result, we had total operating expenses of $1,008,456 for the six months ended June 30, 2012, resulting in a net loss from operations of $589,661.

Comparatively, for the six months ended June 30, 2011, we incurred commissions of $352,360 and incurred salaries and benefits of $138,346. We had occupancy expenses of $56,337, business development expenses of $49,283, and incurred professional fees of $241,189. We incurred $6,642 for clearing and operations and $6,440 for communication and data. We incurred $12,218 in regulatory fees, and had office and other expenses of $226,570. As a result, we had total operating expenses of $1,089,385 for the six months ended June 30, 2011, resulting in a net loss from operations of $636,713.

There was a gain on the fair value of a derivative liability for the six months ended June 30, 2012 of $343,500 compared to a loss of $13,000 for the six months ended June 30, 2011.

Three Months Ended June 30, 2012 compared to the Three Months Ended June 30, 2011.

Revenues for three months ended June 30, 2012 consisted of investment advisory fees of $20,720 and commissions and other of $195,446 resulting in total revenues of $216,166. Comparatively for the three months ended June 30, 2011, revenues consisted of investment advisory fees of $226,066 and commissions and other of $0. The increase in commissions and other revenue is primarily due to the expansion of Global Arena Commodities Corp..  The decrease in advisory fees is primarily attributable to the reduced value of assets under management.

For the three months ended June 30, 2012, we incurred commissions of $16,805 and incurred salaries and benefits of $173,976. We had occupancy expenses of $36,930, business development expenses of $83,597, and incurred professional fees of $45,899. We incurred $70,969 for clearing and operations and $10,824 for communication and data. We incurred $4,258 in regulatory fees, and had office and other expenses of $31,329. As a result, we had total operating expenses of $474,587 for the three months ended June 30, 2012, resulting in a net loss from operations of $258,421.

Comparatively, for the three months ended June 30, 2011, we incurred commissions of $175,084 and incurred salaries and benefits of $79,091. We had occupancy expenses of $27,876, business development expenses of $31,071, and incurred professional fees of $88,427. We incurred $223 for clearing and operations and $3,543 for communication and data. We incurred $10,287 in regulatory fees, and had office and other expenses of $59,596. As a result, we had total operating expenses of $475,198 for the three months ended June 30, 2011, resulting in a net loss from operations of $249,132.

There was a gain on the fair value of a derivative liability for the three months ended June 30, 2012 of $8,000 compared to a gain of $14,000 for the three months ended June 30, 2011.

SUBSEQUENT EVENTS

On July 13, 2012, the Company, Broad Sword Holdings, LLC, and JSM Capital Holding Corp. entered into a share purchase agreement to fully acquire GACC by purchasing the 95.1% of the shares of Global Arena Capital Corp which it did not previously own.  The change in control of ownership has been authorized by the Financial Industry Regulatory Authority under a “change of control” membership 1017 application.

The final consideration paid for the GACC shares to close the deal was $2.00. The total aggregate Purchase Price, which was agreed to by the Boards of Directors and Shareholders of JSM Capital Holding Corp and Broad Sword Holding LLC, (the former owners of Global Arena Capital Corp), included, in addition to the $2.00, an aggregate of 12,108,001 shares in the Company previously received, as described more fully in the information statement issued on April 26, 2011 pursuant to section 14 (c) of the Securities Exchange Act of 1934.

The purchase was from related parties who are also major shareholders  of the Company.  Since the Company and GACC were under common control, this transaction will be treated similar to those of a pooling.  The assets and liabilities of GACC will be initially be recognized at their carrying values.  The receivable from Broad Sword Holdings, LLC was forgiven in July 2012 at the closing date of the acquisition of the remaining outstanding shares of GACC as part of the purchase price.

GACC is a full service financial services company that is a registered broker/dealer with the U.S. Securities Registry Deposit #16871. GACC is also a Member of the Municipal Rule Making Board, as well as a member of Securities Investor Protection Corp. GACC is engaged in the securities business, which comprises several classes of securities transactions such as equities, corporate and municipal bonds, mutual funds, insurance and options, all of which the broker dealer executes as risk-less principal and agency transactions.

On July 17, 2012, the Board of Directors approved the issuance of non-qualified stock options for the purchase of an aggregate of 1,725,000 shares of common stock under the Company’s 2011 Stock Awards Plan (“Plan”) to certain employees, officers and directors.  The Plan was adopted by the Board of Directors on June 27, 2011.  The purpose of the Plan is to attract, retain and motivate employees, directors and persons affiliated with the Company and to provide such participants with additional incentive and reward opportunities.  Provided by the Plan, the awards may be in the form of Incentive Stock Options, options that do not constitute Incentive Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Awards, or any combination of the foregoing.  The total number of shares of Stock reserved and available for distribution under the Plan is 1,750,000.

The options are exercisable at $0.45 per common share and expire three years after the signing of options.  The options are to vest over a two-to-three-year period with a fair value of approximately $640,000 at the grant date to be recognized over the vesting period.

Recently Issued Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the period ended June 30, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2012.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of June 30, 2012 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 1A.  Risk Factors

          Not applicable for smaller reporting company

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On July 12, 2012, the Company sold and issued a convertible promissory note in the principal amount of $50,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 111,112 shares of common stock at an exercise price of $0.75 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note matures on April 15, 2013.  The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.45 per share.

On August 6, 2012, the Company sold and issued a convertible promissory note in the principal amount of $25,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 50,000 shares of common stock at an exercise price of $0.75 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note matures on February 6, 2013.  The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.45 per share.

On August 8, 2012, the Company sold and issued a convertible promissory note in the principal amount of $20,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 40,000 shares of common stock at an exercise price of $0.75 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note matures on August 8, 2013.  The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.45 per share.

On July 13, 2012, the Company, Broad Sword Holdings, LLC, and JSM Capital Holding Corp. entered into a share purchase agreement to fully acquire GACC by purchasing the 95.1% of the shares of Global Arena Capital Corp which it did not previously own.  The change in control of ownership has been authorized by the Financial Industry Regulatory Authority under a “change of control” membership 1017 application.

The final consideration paid for the GACC shares to close the deal was $2.00. The total aggregate Purchase Price, which was agreed to by the Boards of Directors and Shareholders of JSM Capital Holding Corp and Broad Sword Holding LLC, (the former owners of Global Arena Capital Corp), included, in addition to the $2.00, an aggregate of 12,108,001 shares in the Company previously received, as described more fully in the information statement issued on April 26, 2011 pursuant to section 14 (c) of the Securities Exchange Act of 1934.

GACC is a full service financial services company that is a registered broker/dealer with the U.S. Securities Registry Deposit #16871. GACC is also a Member of the Municipal Rule Making Board, as well as a member of Securities Investor Protection Corp. GACC is engaged in the securities business, which comprises several classes of securities transactions such as equities, corporate and municipal bonds, mutual funds, insurance and options, all of which the broker dealer executes as risk-less principal and agency transactions.

On July 17, 2012, the Board of Directors approved the issuance of stock options for the purchase of an aggregate of 1,725,000 shares of common stock under the Company’s 2011 Stock Awards Plan (“Plan”) to certain employees, officers and directors.  The Plan was adopted by the Board of Directors on June 27, 2011.  The purpose of the Plan is to attract, retain and motivate employees, directors and persons affiliated with the Company and to provide such participants with additional incentive and reward opportunities.  Provided by the Plan, the awards may be in the form of Incentive Stock Options, options that do not constitute Incentive Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Awards, or any combination of the foregoing.  The total number of shares of Stock reserved and available for distribution under the Plan is 1,750,000.

The options are exercisable at $0.45 per common share and expire three years after the signing of options.  The options are to vest over a two-to-three-year period with a fair value of approximately $640,000 at the grant date to be recognized over the vesting period.

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

Dated: August 14, 2012

Global Arena Holding, Inc.

/s/Joshua Winkler

  Joshua Winkler,

  Chief Executive Officer

  Chief Financial Officer