Form 10-Q/A
period 2012-06-30
Global Arena Holding, Inc.
filed 2012-08-24
CIK 1138724

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

August 23, 2012:

Common Stock  -  21,234,651

EXPLANATORY NOTE - AMENDMENT

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T.

No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

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

Dated: August 23, 2012

Global Arena Holding, Inc.

/s/Joshua Winkler

  Joshua Winkler,

  Chief Executive Officer

  Chief Financial Officer