Form 10-Q
period 2012-09-30
Global Arena Holding, Inc.
filed 2012-11-19
CIK 1138724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2012

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

November 19, 2012:

Common Stock  -  21,234,651

GLOBAL ARENA HOLDING, INC.

FORM 10-Q

For the quarterly period ended September 30, 2012

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2012	2011
	(Unaudited)

Current assets
Cash	$ 99,424	$ 28,176
Cash - restricted cash	-	613
Due from clearing organization	655,030	243,113
Advances to registered representatives and employees	147,241	166,110
Prepaid expenses and other current assets	19,111	127,625
Other receivable - related party	64,697	4,165

Total current assets	985,503	569,802

Fixed assets, net of accumulated depreciation
of $14,873 and $11,038, respectively	8,995	12,830

Other assets
Certificate of deposit	50,000	50,000
Deposits with clearing organizations	50,003	51,590

Total other assets	100,003	101,590

TOTAL ASSETS	$1,094,501	$ 684,222

(Continued on next page)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)	2012	2011
	(Unaudited)

Current liabilities
Accounts payable and accrued expenses	$ 439,058	$ 203,074
Commission payable	572,770	84,145
Customer deposit	-	15,147
Convertible promissory notes payable,
net of debt discount of $158,850 and 117,300, respectively	960,665	417,215
Derivative liability	263,400	714,200

Total current liabilities	2,235,893	1,433,781

Convertible promissory notes payable,
net of debt discount of $128,400 and $223,000, respectively	121,600	26,800

Total liabilities	2,357,493	1,460,581

Stockholders’ (deficiency)
Common stock, $0.001 par value; 100,000,000 shares	21,235	21,235
authorized; 21,234,651 shares issued and outstanding
at September 30, 2012 and December 31, 2011
Additional paid-in capital	3,929,255	3,337,391
Accumulated (deficit)	(5,056,973)	(3,955,050)

Stockholders’ (deficiency) attributable to controlling interests	(1,106,483)	(596,424)

Noncontrolling interests	(156,509)	(179,935)

Total stockholders’ (deficiency)	(1,262,992)	(776,359)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)	$ 1,094,501	$ 684,222

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011

Revenues
Commissions and other	$2,385,892	$ 950,549	$5,844,137	$5,518,804
Investment advisory fees	373,354	462,421	1,231,043	1,895,325
Total revenues	2,759,246	1,412,970	7,075,180	7,414,129

Operating expenses
Commissions	2,032,428	1,010,899	5,163,855	5,454,545
Salaries and benefits	371,384	249,766	931,177	782,261
Occupancy	58,110	88,500	214,388	244,760
Business development	91,088	81,981	267,032	150,694
Professional fees	106,989	217,373	318,815	625,726
Clearing and operations	254,157	150,933	702,165	967,836
Communication and data	26,432	30,159	83,949	79,165
Regulatory fees	32,447	34,864	124,147	104,000
Office and other	40,219	128,168	161,728	241,236
Total operating expenses	3,013,254	1,992,643	7,967,256	8,650,223
(Loss) from operations	(254,008)	(579,673)	(892,076)	(1,236,094)

Other income (expense)
Interest expense	(228,443)	(144,264)	(683,918)	(341,881)
Change in fair value of derivative liability	107,300	(22,800)	450,800	(35,800)
Total other (expense)	(121,143)	(167,064)	(233,118)	(377,681)

Net (loss) before noncontrolling interests	(375,151)	(746,737)	(1,125,194)	(1,613,775)
Net (loss) attributable to noncontrolling interests	(7,539)	(13,354)	(23,271)	(57,049)

Net (loss) attributable to common stockholders	$(367,612)	$ (733,383)	$(1,101,923)	$(1,556,726)

(Loss) per common share, basic and diluted	$ (0.02)	$ (0.04)	$ (0.05)	$ (0.08)

Weighted average shares outstanding, basic and diluted	21,234,651	20,127,646	21,234,651	18,892,578

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

	2012	2011
Cash flows from operating activities
Net (loss)	$(1,125,194)	(1,613,775)
Adjustment to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	3,835	87,907
Accretion of debt discount	575,021	221,300
Stock-based compensation	50,636	160,400
Change in fair value of derivative liability	(450,800)	35,800
Change in operating assets and liabilities:
Due from clearing organization	(411,917)	288,928
Advances to registered representatives and employees	18,869	(41,498)
Prepaid expenses and other current assets	108,514	94,187
Customer deposit	(15,147)	-
Deposit with clearing organizations	1,587	(57,577)
Accounts payable and accrued expenses	235,984	51,279
Commission payable	488,625	(518,784)
Net cash (used in) operating activities	(519,987)	(1,291,833)

Cash flows from investing activities
Purchase of fixed assets	-	(2,537)
Escrow deposit - restricted cash	-	-
Return of escrow deposit - restricted cash	613	325,872
Net cash provided by investing activities	613	323,335

Cash flows from financing activities
Proceeds from exercise of warrants	-	340,000
Proceeds from convertible promissory note	585,000	416,500
Proceeds from promissory notes	-	75,000
Proceeds from advances payable	-	50,000
Advances from (to) affiliates	5,622	(69,177)
Net cash provided by financing activities	590,622	812,323

Net increase (decrease) in cash	71,248	(156,175)
Cash, beginning	28,176	264,323
Cash, ending	$ 99,424	108,148

(Continued on next page)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

	2012	2011

Supplemental disclosure of cash flow information

Cash paid for income taxes	$ 27,793	$ 25,745

Cash paid for interest	$ 22,280	$ 5,324

Supplemental disclosure of non-cash investing and financing activities

Issuance of warrants in connection with debt	$521,771	$ 266,400

Increase of ownership interest in GAIM	$ 46,697	$ -

Reclassification of derivative liabilities to equity	$ -	$ 192,900

Shares issued related to assumption of net liabilities acquired with reverse merger	$ -	$ 21,430

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

1. ORGANIZATION

Description of the Business

Global Arena Holding, Inc. (formerly, “Global Arena Holding Subsidiary Corp.”) (“GAHI”), was formed in February 2009, in the state of Delaware.  GAHI is a financial services firm that services the financial community through its subsidiaries as follows:

Global Arena Capital Corp. (“GACC”) is a full service financial services company that is a registered broker/dealer with the U.S. Securities Registry Deposit. GACC is also a Member of the Municipal Rule Making Board, as well as a member of Securities Investor Protection Corp. GACC is engaged in the securities business, which comprises several classes of securities transactions such as equities, corporate and municipal bonds, mutual funds, insurance and options, all of which the broker dealer executes as risk-less principal and agency transactions.  Global Arena Investment Management LLC (“GAIM”) provides investment advisory services to its clients.  GAIM is registered with the Securities and Exchange Commission (the “SEC”) as an investment advisor and clears all of its business through Fidelity Advisors (“Fidelity”), its correspondent broker. Global Arena Commodities Corp. (“GACOM”) provides commodities brokerage services and earns commissions. Global Arena Trading Advisors, LLC (“GATA”) provides futures advisory services and earns fees. GATA is registered with the National Futures Association (NFA) as a commodities trading advisor. Lillybell Entertainment, LLC (“Lillybell”) provides finance services to the entertainment industry.

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

Immediately following the execution of the Merger Agreement, and as a condition and inducement to the willingness of the Company to enter into the Merger Agreement, certain stockholders, who held, as of the date of the Merger Agreement, a majority of the issued and outstanding common shares entitled to vote on the adoption of the Merger Agreement, executed and delivered to the Company a written consent approving the transactions contemplated thereby.

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

Completed Acquisition of Global Arena Capital Corp.

On July 13, 2012, the Company, Broad Sword Holdings, LLC, and JSM Capital Holding Corp. entered into a share purchase agreement to fully acquire GACC by purchasing the 95.1% of the shares of Global Arena Capital Corp. which it did not previously own.  The change in control of ownership was authorized by the Financial Industry Regulatory Authority under a “change of control” membership 1017 application.

The cash consideration paid for the GACC shares was $2.00. The total aggregate purchase price, which was agreed to by the boards of directors and stockholders of JSM Capital Holding Corp. and Broad Sword Holding LLC, (the former owners of Global Arena Capital Corp), included, in addition to the $2.00, an aggregate of 12,108,001 shares in the Company previously received, as filed in the information statement issued on April 26, 2011 pursuant to section 14 (c) of the Securities Exchange Act of 1934.

The purchase was from related parties who are also major stockholders of the Company.  Since the Company and GACC were under common control, this transaction was treated similar to that of a pooling and was retrospectively applied to the consolidated financial statements of all prior periods.  The assets and liabilities of GACC were initially recognized at their carrying values.  The receivable from Broad Sword Holdings, LLC was forgiven in July 2012 at the closing date of the acquisition of the remaining outstanding shares of GACC as part of the purchase price.

The following financial statement amounts and balances of GACC, excluding intercompany receivables or payables or intercompany allocations, have been included in the accompanying consolidated financial statements:

	September 30, 2012 (unaudited)	December 31, 2011

Total assets	$ 927,609	$ 550,189
Total liabilities	$ 672,019	$ 165,909

	For the three months ended September 30, (Unaudited)		For the nine months ended September 30, (Unaudited)
	2012	2011	2012	2011

Total revenue	$2,600,930	$1,193,893	$6,498,067	$6,742,380
Net income (loss)	116,665	(137,787)	21,753	(338,149)

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of GAHI and its wholly-owned subsidiaries and majority owned subsidiaries, GACC, GAIM, GACOM, GATA and Lillybell.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited interim consolidated financial statements of the Company as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.  Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the year ended December 31, 2011, previously filed with the SEC.  In the opinion of management, the interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2012.

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

 Customer security transactions and the related commission income and expenses are recorded as of the trade date.  The Company generally acts as an agent in executing customer orders to buy or sell listed and over-the-counter securities in which it does not make a market, and charges commissions based on the services the Company provides to its customers.

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

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.  As of September 30, 2012 and December 31, 2011, in connection with private placement offerings, the Company had a cash escrow balance of $0 and approximately $600, respectively, included as restricted cash.

Deposits with Clearing Organizations

As of September 30, 2012 and December 31, 2011, deposits with clearing organizations consisted primarily of cash deposits in accordance with the clearing arrangement.

Property and Equipment

Property and equipment are recorded at cost.  Depreciation is calculated using the straight-line method based on the estimated useful lives of the related assets, which range from three to five years.  Maintenance and repairs are charged to expense as incurred; costs of major additions and betterments that extend the useful life of the asset are capitalized.  When assets are retired or otherwise disposed of, the costs and related accumulated depreciation or amortization are removed from the accounts and any gain or loss on disposal is recognized.

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

If the carrying amount exceeds the asset’s estimated futures cash flows (discounted and with interest charges), the loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets.  Based on its assessments, the Company did not incur any impairment charges for the three and nine months ended September 30, 2012 and 2011.

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

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs, which are included in business development expenses, were deemed to be de minimus for the three and nine months ended September 30, 2012 and 2011.

Stock-Based Compensation

The fair value of stock options issued to third party consultants and to employees, officers and directors is recorded in accordance with the measurement and recognition criteria of FASB ASC 505-50, “Equity-Based Payments to Non-Employees” and FASB ASC 718, “Compensation – Stock Based Compensation”, respectively. The options are valued using the Black-Scholes valuation method, which was developed for use in estimating the value of traded options that have no vesting restrictions and are freely transferable.  This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables.  These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected stock option exercise behaviors.

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes,” which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  As of December 31, 2011, the Company had deferred tax assets of approximately $1,576,000 for net operating loss carryforwards, which were fully reserved by a valuation allowance due to the significant uncertainty with respect to its future realization.

The Company follows the provisions of FASB ASC 740-10-25, which prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns.  FASB ASC 740-10-25 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. The Company is no longer subject to federal, state and local income tax examinations by tax authorities for tax years prior to 2008.

3. RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2011, the FASB issued Accounting Standards Update (ASU) 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (ASU 2011-02), an update to ASC 310 “Receivables.”  ASU 2011-02 provides guidance in evaluating whether a restructuring constitutes a troubled debt restructuring.  In order to meet the requirements for a troubled debt restructuring, a creditor must separately conclude that both the restructuring constitutes a concession and the debtor is experiencing financial difficulties.  The amendments clarify the guidance on a creditor’s evaluation of whether it has granted a concession and also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties.  ASU 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011 and has to be applied retrospectively to the beginning of the annual period of adoption.  The adoption of this pronouncement did not have a material impact on the consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRSs” (“ASU No. 2011-04”) that provides clarification about the application of existing fair value measurements and disclosure requirements and expands certain other disclosure requirements.  ASU No. 2011-04 amends U.S. GAAP to provide common fair value measurements and disclosure requirements with International Financial Reporting Standards.  The amendments in this ASU are effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted.  The adoption of this standard did not have a material impact on the consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”) that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both methods, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the component of net income and the components of other comprehensive income are presented.  ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is to be applied retrospectively, with early adoption permitted.  The adoption of this standard did not have a material impact on the consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment” (“ASU No. 2011-08”) that permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the required annual goodwill impairment test.  ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted.  The adoption of this standard did not have a material impact on the consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU No. 2011-11”).  The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.  The Company does not expect that the adoption of ASU No. 2011-11 will have a significant, if any, impact on the consolidated financial statements.

4. NET INCOME (LOSS) PER SHARE

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants, convertible preferred stock and convertible notes. The Company’s common stock equivalents were excluded in the computation of net (loss) per share since their inclusion would be anti-dilutive.  These common stock equivalents may dilute future earnings per share. Total shares issuable upon the exercise of outstanding warrants, conversion of convertible promissory notes and stock options for the nine months ended September 30, were as follows:

	2012	2011

Warrants	5,659,878	3,131,203
Convertible debt	3,918,292	1,190,000
Stock options	1,725,000	-

Potential common stock equivalents	11,303,170	4,321,203

5. CUSTOMER LIST

On July 27, 2009, the Company entered into an agreement to acquire a customer list from an unaffiliated entity, for which the Company paid $217,000.  The Company capitalized the cost of $217,000 and determined the estimated useful life of the customer list to be four years.  The customer list was tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values.  During the fourth quarter in the year ended December 31, 2011, the Company evaluated and determined that the customer list was impaired and accordingly, wrote down the customer list to zero.  Amortization expense for the three months ended September 30, 2012 and 2011 was $0 and $56,962, respectively, and was $0 and $84,087 for the nine months then ended, respectively.

6. DERIVATIVE FINANCIAL INSTRUMENTS

In October 2010, in connection with a subscription agreement, the Company issued 2,231,250 warrants to an investor. The warrants have a term of three years. Per the terms of the subscription agreement, in the event the Company, at any time while all or any portion of these warrants are outstanding, sells any shares of common stock per share, or issue common stock equivalents at a conversion price, less than the warrant exercise price, the warrant price will be adjusted accordingly. In accordance with the provisions of ASC 815-40, these warrants are subject to derivative accounting treatment under ASC 815-10 and are recorded as a liability which is revalued at fair value each reporting date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date.  The Company reassesses the classification at each balance sheet date.  If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. The Company used the Black-Scholes valuation method to value the derivative instruments at inception and on subsequent valuation dates.  Weighted average assumptions used to estimate fair values are as follows:

	September 30, 2012	December 31, 2011	Issuance

Expected volatility	130%	150%	100%
Risk free interest rate	0.21%	0.25%	0.73% to 1.03%
Expected life (years)	1.13	1.88	3

For the three months ended September 30, 2012 and 2011, the Company recognized additional income (loss) in the derivative liability of $107,300 and ($22,800), respectively, and $450,800 and ($35,800) for the nine months then ended, respectively, in other income (expense).

7. FAIR VALUE MEASUREMENTS

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

Cash, due from clearing organization, other receivables, advances to registered representatives and employees, accounts payable and accrued expenses, commission payable and other payable – The carrying amounts reported in the consolidated balance sheets for these items are a reasonable estimate of fair value due to their short term nature.

Convertible promissory notes payable – Convertible promissory notes payable are recorded at amortized cost.  The carrying amount approximated fair value.

Derivative financial instruments – The fair value liabilities for warrants with dilutive price reset provisions have been recorded as determined utilizing the Black-Scholes valuation method.

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of September 30, 2012 and December 31, 2011.

September 30, 2012	Level 1	Level 2	Level 3	Total

Derivative financial instruments - warrants	$ -	$ -	$ 263,400	$ 263,400

December 31, 2011	Level 1	Level 2	Level 3	Total

Derivative financial instruments - warrants	$ -	$ -	$ 714,200	$ 714,200

The following table presents the Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs:

Balance, January 1, 2012	$ 714,200
Fair value of new warrants issued	-
Fair value of warrants exercised	-
Change in fair value included in other (income) expense	(450,800)

Balance, September 30, 2012	$ 263,400

8. STOCK OPTION PLAN

On July 17, 2012, the Board of Directors approved the issuance of non-qualified stock options for the purchase of an aggregate of 1,725,000 shares of common stock under the Company’s 2011 Stock Awards Plan (“Plan”) to certain employees, officers and directors.  The Plan was adopted by the Board of Directors on June 27, 2011.  The purpose of the Plan is to attract, retain and motivate employees, directors and persons affiliated with the Company and to provide such participants with additional incentive and reward opportunities.  Provided by the Plan, the awards may be in the form of Incentive Stock Options, options that do not constitute Incentive Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Awards, or any combination of the foregoing.  The total number of shares of Stock reserved and available for distribution under the Plan is 1,750,000.  The options are exercisable at $0.45 per common share and expire three years after their issuance.  The options are to vest over a two-to-three-year periods with a fair value of approximately $500,000 at the grant date to be recognized over the vesting period.

Weighted average assumptions used to estimate the fair value of stock options on the date of grant are as follows:

July 17, 2012
Expected dividend yield	-
Expected stock price volatility	130%
Risk free interest rate	0.32%
Expected life (years)	3 years

The stock-based compensation related to the Plan, included in salaries and benefits in the consolidated statements of operations, was $50,636 for the three and nine months ended September 30, 2012.

The Company will issue new shares of common stock upon exercise of stock options.  The following is a summary of stock option activity:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2011	-	$-	-	-
Granted	1,725,000	0.45	3 years	-
Exercised	-	-	-	-
Cancelled and expired	-	-	-	-
Forfeited	-	-	-	-

Outstanding at September 30, 2012	1,725,000	$0.45	2.8 years	-

Vested and expected to vest at September 30, 2012	-	$0.45	2.8 years	-

Exercisable at September 30, 2012	-	$0.45	2.8 years	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the three months ended September 30, 2012.

As of September 30, 2012, approximately $450,000 of total unrecognized compensation costs will be recognized through 2015.

9. CONVERTIBLE PROMISSORY NOTES

On January 23, 2012, the Company sold and issued a convertible promissory note in the principal amount of $50,000 at a stated interest rate of 12% per annum.  In addition, the Company granted warrants to purchase 142,858 shares of common stock at an exercise price of $0.35 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note originally matured on March 12, 2012 and was extended to May 30, 2012. The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.35 per share.

The gross proceeds from the sale of the note of $50,000 were recorded net of a discount of $50,000. The debt discount was comprised of $27,000 for the relative fair value of the warrants and $23,000 for the beneficial conversion feature of the note.  The debt discount is being accreted as additional interest expense ratably over the term of the convertible note.

On January 31, 2012, all notes sold and issued to the lender, in the total principal amount of $351,500, were extended to April 23, 2012 in consideration of a payment of $10,000.  On April 23, 2012, all notes were extended to May 30, 2012 in consideration of an additional payment of $10,000, and the Company is currently negotiating an additional extension of the notes.

On February 10, 2012, the Company sold and issued a convertible promissory note in the principal amount of $30,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 60,000 shares of common stock at an exercise price of $0.35 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note matured on September 30, 2012 and was extended until December 14, 2012. The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.35 per share.

The gross proceeds from the sale of the note of $30,000 were recorded net of a discount of $30,000. The debt discount was comprised of $14,000 for the relative fair value of the warrants and $16,000 for the beneficial conversion feature of the note.  The debt discount is being accreted as additional interest expense ratably over the term of the convertible note.

On February 29, 2012, the Company sold and issued a convertible promissory note in the principal amount of $35,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 70,000 shares of common stock at an exercise price of $0.45 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note originally matured on April 14, 2012, was extended until September 5, 2012, and was further extended until December 14, 2012.  The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.45 per share.

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

On April 27, 2012, the Company sold and issued a convertible promissory note in the principal amount of $75,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 125,000 shares of common stock at an exercise price of $0.75 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note matured on August 1, 2012, was extended until September 5, 2012, and was further extended until December 3, 2012.  The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.3825 per share.

The gross proceeds from the sale of the note of $75,000 were recorded net of a discount of $67,647. The debt discount was comprised of $30,000 for the relative fair value of the warrants and $37,647 for the beneficial conversion feature of the note.  The debt discount is being accreted as additional interest expense ratably over the term of the convertible note.

On May 31, 2012, the Company sold and issued a convertible promissory note in the principal amount of $50,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 250,000 shares of common stock at an exercise price of $0.55 per share, which warrants have a life of 3 years and warrants to purchase 111,111 shares of common stock at an exercise price of $0.75 per share, which warrants have a life of 5 years.  The warrants were fully vested on the date of the grant. The convertible note matured on July 30, 2012 was extended until September 15, 2012, and was further extended until September 20, 2013.  The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.45 per share.

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

On June 29, 2012, the Company sold and issued a convertible promissory note in the principal amount of $25,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 41,250 shares of common stock at an exercise price of $0.75 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note matured on October 1, 2012 and was extended until December 3, 2012.  The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.3825 per share.

The gross proceeds from the sale of the note of $25,000 were recorded net of a discount of $22,810. The debt discount was comprised of $10,000 for the relative fair value of the warrants and $12,810 for the beneficial conversion feature of the note.  The debt discount is being accreted as additional interest expense ratably over the term of the convertible note.

On July 12, 2012, the Company sold and issued a convertible promissory note in the principal amount of $50,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 111,112 shares of common stock at an exercise price of $0.75 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note will mature on April 15, 2013.  The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.45 per share.

The gross proceeds from the sale of the note of $50,000 were recorded net of a discount of $39,700. The debt discount was comprised of $21,000 for the relative fair value of the warrants and $18,700 for the beneficial conversion feature of the note.  The debt discount is being accreted as additional interest expense ratably over the term of the convertible note.

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

The gross proceeds from the sale of the note of $25,000 were recorded net of a discount of $18,900. The debt discount was comprised of $10,000 for the relative fair value of the warrants and $8,900 for the beneficial conversion feature of the note.  The debt discount is being accreted as additional interest expense ratably over the term of the convertible note.

On August 7, 2012, the Company sold and issued a convertible promissory note in the principal amount of $20,000 at a stated interest rate of 12% per annum.  The convertible note matures on February 7, 2013.  The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.45 per share.

On September 21, 2012, the Company sold and issued a convertible promissory note in the principal amount of $25,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 55,556 shares of common stock at an exercise price of $0.75 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note matures on September 20, 2013.  The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.45 per share.

The gross proceeds from the sale of the note of $25,000 were recorded net of a discount of $18,900. The debt discount was comprised of $10,000 for the relative fair value of the warrants and $8,900 for the beneficial conversion feature of the note.  The debt discount is being accreted as additional interest expense ratably over the term of the convertible note.

On September 27, 2012, the Company sold and issued a convertible promissory note in the principal amount of $25,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 50,000 shares of common stock at an exercise price of $0.75 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note matures on December 14, 2012.  The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.45 per share.

The gross proceeds from the sale of the note of $25,000 were recorded net of a discount of $18,900. The debt discount was comprised of $10,000 for the relative fair value of the warrants and $8,900 for the beneficial conversion feature of the note.  The debt discount is being accreted as additional interest expense ratably over the term of the convertible note.

The intrinsic value for the outstanding convertible promissory notes at September 30, 2012 was approximately $1,500.

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

On December 14, 2011, the Company entered into subscription agreement to sell 285,715 shares of common stock for net proceeds of $100,000.

11. WARRANTS

The following tables summarize the warrants activities:

	Shares	Weighted Average Exercise Price	Weighted- Average Exercisable	Aggregate Intrinsic Value

Outstanding at December 31, 2011	4,242,989	$ 0.48	4,242,989	$1,145,607
Granted	1,416,889	0.55	1,416,889	-
Exercised	-	-	-	-
Cancelled and surrendered	-	-	-	-

Outstanding at September 30, 2012	5,659,878	$ 0.50	5,659,878	$-

Exercise Price	Average Number Outstanding	Contractual Life	Exercise price	Warrants Exercisable
$0.31 to $0.75	4,026,378	2.99	$ 0.43	4,026,378
$0.67	1,633,500	1.63	$ 0.67	1,633,500

	5,659,878	-	-	5,659,878

12. NON-CONTROLLING INTEREST

As of December 31, 2011, the Company had two operating subsidiaries, which were not wholly owned.  The Company had a 67% equity interest in Lillybell and a 95% equity interest in GAIM. During the nine months ended September 30, 2012, the Company acquired the remaining 5% equity interest in GAIM and now owns 100% of GAIM.  As of September 30, 2012 and December 31, 2011, the third party non-controlling interests were $(156,509) and $(179,935), respectively.

13. RELATED PARTIES

The Company has a month-to-month agreement with Broad Sword Holdings, LLC, one of the Company’s stockholders, whereby Broad Sword Holdings, LLC provides office space to the Company.  During the three months ended September 30, 2012 and 2011, the Company was charged approximately $57,000 and $87,000, respectively, for office space. During the nine months ended September 30, 2012 and 2011, the Company was charged approximately $211,000 and $241,000, respectively, for office space.

Other receivable – related party mainly represents a receivable from Global Arena Macro Fund, LP.  Global Arena Macro Fund, LP is an alternative investment vehicle which is organized as a partnership and will be owned by investors purchasing shares in the fund.  The Company will earn a management fee for its services. Those advances are non-interest bearing and payable on demand.  At September 30, 2012 and December 31, 2011, the receivable was approximately $38,000 and $0 from Global Arena Macro Fund, LP, respectively.

14. COMMITMENTS AND CONTINGENCIES

Litigation

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On October 12, 2011, Harry Friedman filed a complaint with the Nassau County Court, State of New York, Index Number 11-014606 against the Company, as a shareholder of GACC, Josh Winkler, as an officer of GACC and JSM Capital Holding Corp. and Broad Sword Holdings, LLC, as majority shareholders of GACC. The complaint seeks a recovery on several counts resulting from the purported wrongful termination of Plaintiff and lack of Notice by Global Arena Capital Corp.  On October 25, 2012, Mr. Friedman's counsel executed a written stipulation discontinuing the action with prejudice.

In early July 2012, Global Arena Commodity Corp. (“GACOM”), a wholly-owned subsidiary of the Company, advised the National Futures Association (“NFA”) that Interactive Brokers, LLC, a futures commission merchant that carries GACOM’s introduced futures accounts, had established an account structure that did not comply with Commodity Futures Trading Commission regulations.  The Company has cooperated fully with NFA’s audit.  In late August 2012, the staff of NFA informed the Company that NFA has made a preliminary determination to recommend an action against the Company in connection therewith.  Management is unable to determine the ultimate outcome and the impact of this action, if any, to the Company’s consolidated financial statements at this time.

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

The maximum potential amount for future payments that the Company could be required to pay under this indemnification cannot be estimated. However, the Company believes that it is unlikely it will have to make any material payments under these arrangements and has not recorded any contingent liability in the consolidated financial statements for this indemnification.  As of September 30, 2012, the Company has not been required to make any payments.

15. REVENUE CONCENTRATIONS

The Company considers significant revenue concentrations to be clients or brokers who account for 10% or more of the total revenues generated by the Company during the period. The Company had one broker who accounted for 12% or more of total revenues and no customers that accounted for 10% or more of total revenues, during the three months ended September 30, 2012. During the three months ended September 30, 2011, the Company had one broker who accounted for 10% of total revenues, and no customers that accounted for 10% or more of total revenues.

The Company had one broker who accounted for 16% of total revenues, and no customers that accounted for 10% or more of total revenues, during the nine months ended September 30, 2012. During the nine months ended September 30, 2011, the Company had no brokers who accounted for 10% or more of total revenues, and no customers that accounted for 10% or more of total revenues.

16. SUBSEQUENT EVENTS

On October 12, 2012, the Company sold and issued a convertible promissory note in the principal amount of $50,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 100,000 shares of common stock at an exercise price of $0.50 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note matures on October 13, 2014.  The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.35 per share.

On October 22, 2012, the Company sold and issued a convertible promissory note in the principal amount of $400,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 1,052,632 shares of common stock at an exercise price of $0.38 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note matures on October 22, 2014.  The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.35 per share.

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

Completed Acquisition of Global Arena Capital Corp.

On July 13, 2012, the Company, Broad Sword Holdings, LLC, and JSM Capital Holding Corp. entered into a share purchase agreement to fully acquire GACC by purchasing the 95.1% of the shares of Global Arena Capital Corp. which it did not previously own.  The change in control of ownership was authorized by the Financial Industry Regulatory Authority under a “change of control” membership 1017 application.

The cash consideration paid for the GACC shares was $2.00. The total aggregate purchase price, which was agreed to by the boards of directors and stockholders of JSM Capital Holding Corp. and Broad Sword Holding LLC, (the former owners of Global Arena Capital Corp), included, in addition to the $2.00, an aggregate of 12,108,001 shares in the Company previously received, as filed in the information statement issued on April 26, 2011 pursuant to section 14 (c) of the Securities Exchange Act of 1934.

The purchase was from related parties who are also major stockholders of the Company.  Since the Company and GACC were under common control, this transaction was treated similar to that of a pooling and was retrospectively applied to the consolidated financial statements of all prior periods.  The assets and liabilities of GACC were initially recognized at their carrying values.  The receivable from Broad Sword Holdings, LLC was forgiven in July 2012 at the closing date of the acquisition of the remaining outstanding shares of GACC as part of the purchase price.

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

We believe there are no other known trends, events or uncertainties that have, or are reasonably likely to have, a material impact on our short term or long term liquidity. Sources of liquidity will come from the revenues for our services, as well as the private sale of our stock and the issuance of debt. There are no material commitments for capital expenditures at this time. We believe there are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on the revenues or income. We believe there are no significant elements of income or loss that do not arise from Global Arena’s operations.  We believe there are no other known causes for any material changes from period to period in one or more line items of our financial statements.

Liquidity and Capital Resources

During the nine months ended September 30, 2012, Global Arena Holding reduced its escrow deposit – restricted cash balance by $613, resulting in net cash provided by investing activities of $613.

Comparatively, during the nine months ended September 30, 2011, Global Arena Holding reduced its escrow deposit – restricted cash balance by $325,872 and purchased fixed assets of 2,537 resulting in net cash provided by investing activities of $323,335.

During the nine months ended September 30, 2012, Global Arena received proceeds from convertible promissory notes of $585,000 and received advances of $5,622 from affiliates, resulting in net cash provided by financing activities of $590,622 for the nine months ended September 30, 2012.

Comparatively, for the nine months ended September 30, 2011, Global Arena received proceeds from the exercise of warrants of $340,000, extended an advance of $69,177 to affiliates, and obtained convertible loans of $416,500, non-convertible loans of $75,000, and advances of $50,000, resulting in net cash provided by financing activities of $812,323.

The Company has a month-to-month agreement with Broad Sword Holdings, LLC, one of the Company’s stockholders, whereby Broad Sword Holdings, LLC provides office space to the Company.  During the three months ended September 30, 2012 and 2011, the Company was charged approximately $57,000 and $87,000, respectively, for office space. During the nine months ended September 30, 2012 and 2011, the Company was charged approximately $211,000 and $241,000, respectively, for office space.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, Global Arena Holding has incurred losses of $1,125,194 and $1,613,775 for the nine months ended September 30, 2012 and 2011, respectively, and losses of $375,151 and $746,737 for the three months ended September 30, 2012 and 2011, respectively, and has a working capital deficiency of $1,250,390 and $863,979 at September 30, 2012 and December 31, 2011, respectively, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.  Our auditors have included a “going concern” qualification in their auditors’ report dated April 30, 2012.  Such a “going concern” qualifications may make it more difficult for us to raise funds when needed.  The outcome of this uncertainty cannot be determined at this time.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve Global Arena’s operating results.

Results of Operations

Nine Months Ended September 30, 2012 compared to the Nine Months Ended September 30, 2011.

Revenues for nine months ended September 30, 2012 consisted of commissions and other of $5,844,137 and investment advisory fees of $1,231,043 resulting in total revenues of $7,075,180. Comparatively for the nine months ended September 30, 2011, revenues consisted of commissions and other of $5,518,084 and investment advisory fees of $1,895,325, resulting in total revenues of $7,414,129. The increase in commissions and other revenue is primarily due to an increase in assets under management in the GACC and GACOM and the decrease in investment advisory fees is due to lower assets under management in GAIM.

For the nine months ended September 30, 2012, we incurred commissions of $5,163,855 and incurred salaries and benefits of $931,177. We had occupancy expenses of $214,388, business development expenses of $267,032, and incurred professional fees of $318,815. We incurred $702,165 for clearing and operations and $83,949 for communication and data. We incurred $124,147 in regulatory fees, and had office and other expenses of $161,728. As a result, we had total operating expenses of $7,967,256 for the nine months ended September 30, 2012, resulting in a net loss from operations of $892,076.

Comparatively, for the nine months ended September 30, 2011, we incurred commissions of $5,454,545 and incurred salaries and benefits of$782,261.  We had occupancy expenses of $244,760, business and development expenses of $150,694, and incurred professional fees of $625,726.  We incurred $967,836 for clearing and operations and $79,165 for communication and data.  We incurred $104,000 in regulatory fees, and had office and other expenses of $241,236.  As a result, we had total operating expenses of $8,650,223 for the nine months ended September 30, 2011, resulting in a net loss from operations of $1,236,094.

There was a gain on the fair value of a derivative liability for the nine months ended September 30, 2012 of $450,800 compared to a loss of $35,800 for the nine months ended September 30, 2011.

Three Months Ended September 30, 2012 compared to the Three Months Ended September 30, 2011.

Revenues for three months ended September 30, 2012 consisted of commissions and other of $2,385,892 and investment advisory fees of $373,354, resulting in total revenues of $2,759,246. Comparatively for the three months ended September 30, 2011, revenues consisted of commissions and other of $950,949 and investment advisory fees of $462,241. The increase in commissions and other revenue is primarily due to the expansion of Global Arena Commodities Corp.  The increase in commissions and other revenue is primarily due to an increase in assets under management in the GACC and GACOM and the decrease in investment advisory fees is due to lower assets under management in GAIM.

For the three months ended September 30, 2012, we incurred commissions of $2,032,428 and incurred salaries and benefits of $371,384. We had occupancy expenses of $58,110, business development expenses of $91,088, and incurred professional fees of $106,989. We incurred $254,157 for clearing and operations and $26,432 for communication and data. We incurred $32,447 in regulatory fees, and had office and other expenses of $40,219. As a result, we had total operating expenses of $3,013,254 for the three months ended September 30, 2012, resulting in a net loss from operations of $254,008.

Comparatively, for the three months ended September 30, 2011, we incurred commissions of $1,010,899 and incurred salaries and benefits of $249,766. We had occupancy expenses of $88,500, business development expenses of $81,981, and incurred professional fees of $217,373. We incurred $150,933 for clearing and operations and $30,159 for communication and data. We incurred $34,864 in regulatory fees, and had office and other expenses of $128,168. As a result, we had total operating expenses of $1,992,643 for the three months ended September 30, 2011, resulting in a net loss from operations of $579,673.

There was a gain on the fair value of a derivative liability for the three months ended September 30, 2012 of $107,300 compared to a loss of $22,800 for the three months ended September 30, 2011.

SUBSEQUENT EVENTS

Recently Issued Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the period ended September 30, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2012.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of September 30, 2012 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 1A.  Risk Factors

          Not applicable for smaller reporting company

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On October 12, 2012, the Company sold and issued a convertible promissory note in the principal amount of $50,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 100,000 shares of common stock at an exercise price of $0.50 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note matures on October 13, 2014.  The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.35 per share.

On October 22, 2012, the Company sold and issued a convertible promissory note in the principal amount of $400,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 1,052,632 shares of common stock at an exercise price of $0.38 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note matures on October 22, 2014.  The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.35 per share.

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

Dated: November 19, 2012

Global Arena Holding, Inc.

/s/Joshua Winkler

  Joshua Winkler,

  Chief Executive Officer

  Chief Financial Officer