Form 10-K
period 2012-12-31
Global Arena Holding, Inc.
filed 2013-04-16
CIK 1138724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

 OR

[ ]  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 000-49819

GLOBAL ARENA HOLDING, INC.

(Exact name of registrant in its charter)

Delaware	33-0931599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

420 Lexington Avenue, 17th Floor, New York, NY 10170

(Address of principal executive offices, including zip code)

Registrant's Telephone number, including area code:  (212) 508-4700

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $.001 par value common stock held by non-affiliates of the registrant was approximately $5,222,536.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of April 16, 2013 was 21,949,015 shares of its $.001 par value common stock.

No documents are incorporated into the text by reference.

Global Arena Holding, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2012

Table of Contents

Page
Part I
Item 1. Business	4
Item 1A. Risk Factors	16
Item 1B. Unresolved staff comments	16
Item 2. Properties	16
Item 3. Legal Proceedings	17
Item 4. Mine Safety Disclosures	28

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities	19
Item 6. Selected Financial Data	20
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	20
Item 7A. Quantitative and Qualitative Disclosures about Market Risk	25
Item 8. Financial Statements and Supplementary Data	26
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	70
Item 9A. Controls and Procedures	70
Item 9B. Other Information	71

Part III
Item 10. Directors, Executive Officers and Corporate Governance	72
Item 11. Executive Compensation	75
Item 12. Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	77
Item 13. Certain Relationships and Related Transactions, and Director Independence	78
Item 14. Principal Accountant Fees and Services	78

Part IV
Item 15. Exhibits, Financial Statement Schedules	81
Signatures	86

PART I

ITEM 1.   BUSINESS

Global Arena Holding Inc. (“GAHI”), a Delaware corporation, is organized as a holding company, specializing in financial services. GAHI became a public company on May 18, 2011 when it successfully completed a reverse merger with China Stationary and Office Supply (CSOF), a OTC Bulletin Board company.

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

Completed Acquisition of Global Arena Capital Corp.

On July 13, 2012, the Company, Broad Sword Holdings, LLC, and JSM Capital Holding Corp. entered into a share purchase agreement to fully acquire Global Arena Capital Corp. (“GACC”) by purchasing the 95.1% of the shares of Global Arena Capital Corp. which it did not previously own. The change in control of ownership was authorized by the Financial Industry Regulatory Authority under a “change of control” membership 1017 application.

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

Global Arena Capital Corporation

Global Arena Capital Corporation (“GACC”), a New York corporation, is a registered broker-dealer and member of FINRA.  GACC clears its client accounts on a fully-disclosed basis through the Royal Bank of Canada Correspondent Services. GAHI currently owns 100% of GACC’s equity interests.

GACC was incorporated in the State of New York in June 1985 as Equities Trading Corp. (“ETC”), and was acquired by John S. Matthews and his holding company, JSM Capital Holding Corp in February 2004. On July 13, 2012, GAHI, Broad Sword Holdings, LLC, and JSM Capital Holding Corp. entered into a share purchase agreement pursuant to which GAHC acquired from Broad Sword Holdings, LLC and JSM Capital Holding Corp. all of the equity interests in GACC that it did not previously own. The change in control of ownership of GACC was authorized by FINRA under a “change of control” membership 1017 application.

GACC is a full service financial services company that is a registered broker-dealer with the SEC, a member of FINRA, operating under the Central Registry Deposit #16871, a member of the Municipal Rule Making Board and member of the Securities Investor Protection Corporation (“SIPC”). GACC is engaged in the securities business, which comprises several classes of securities transactions such as equity, fixed income and municipal bonds, mutual funds, insurance products and options, all of which are currently riskless principal and agency transactions executed through our fully disclosed clearing agent RBC Correspondent Services, a securities clearing firm that is a division of RBC Capital Markets Corporation a part of Royal Bank of Canada.

GACC was formed for the purpose of consolidating, acquiring and/or merging with other operating FINRA broker-dealers, and acquiring branch offices and registered representatives.

GACC is registered to conduct business in 50 states and the District of Columbia, Puerto Rico and the United States Virgin Islands.

GACC has five distinct business divisions that are designed to work independently and interdependently to assist and support each division’s growth and success.

GACC is currently involved in or expecting to be involved in the following lines of business:

• Retail brokerage services;

• Insurance brokerage;

• Investment banking;

• Fixed income/public finance; and

• Institutional sales and trading services.

Currently, GACC generates revenues through commission revenue from registered representatives, investment banking services and insurance brokerage; however, future insurance brokerage activities are anticipated to also be conducted through our subsidiary, MGA.

GACC is the successor to Equities Trading Corporation, a broker-dealer that was founded in 1985 which was dormant from May 2006 to April 2008.  Equities Trading Corporation has been reconstituted with the management’s existing brokerage business that was transferred from our Chief Executive Officer’s previous brokerage firm.  In December 2008, Equities Trading Corporation changed its name to GACC.

GACC registered representatives help customers put together a plan to manage their financial resources and suggest specific investments.  GACC believes that demand for objective financial advice is in greater demand during these times of financial uncertainty.  This demand is driven by consumer income and wealth demographics, and depends largely on effective marketing. GACC believes that small companies such as GACC can compete successfully by providing better service and advice.

In recent years, there have been a number of acquisitions by larger financial services institutions of smaller regional brokerage and investment banking firms.  These larger financial institutions have generally allocated capital and resources toward larger market capitalization companies and transactions.  GACC believes this shift of focus away from smaller market capitalization companies has led to a decline in service to these companies, including investment banking and research coverage, and as a result smaller companies have reduced access to capital.

The U.S. securities industry has also been subject to increased regulation and governmental scrutiny.  This increased regulation has also made providing investment banking services to smaller market capitalization companies less attractive.

GACC believe that these factors create an opportunity for us. We facilitate access to capital markets and to asset management, and offer investment banking and support to small and middle-market capitalization companies.

GACC management has been involved in the financial services industry for many years and has a depth of experience in developing and growing businesses such as GACC. John S. Matthews, GACC Chairman, was previously the President of Clark Dodge, the President of Finance Investments Inc., the Chairman of Ehrenkranz, King & Nussbaum and the Chairman and Chief Executive Officer of Weatherly Securities Corp., all NASD/FINRA registered broker-dealers. Mr. Matthews has extensive experience with the operation and administration of securities brokerage firms and acquiring producing brokerage firms, branches and registered representatives.

Retail brokerage services

To date, substantially all of GACC’s revenues have been derived from commissions, concessions, mark-ups and mark-downs (collectively, “commissions”) in connection with securities trading transactions.

We offer a variety of financial investments such as equities, corporate bonds, mutual funds and insurance products.  We are licensed in all 50 states, plus the District of Columbia, Puerto Rico and the United States Virgin Islands.

Through GACC’s registered representatives, GACC’s retail brokerage division buys and sells securities for its customers in exchange for a commission, or in exchange for a fee, based on customer assets or as dictated by security placement agreements.  GACC offers a wide variety of financial investments, including equities, corporate bonds, municipal securities, mutual funds and insurance products. Our relationship with our registered representatives, or brokers, can be either an employment relationship or an independent contractor relationship, depending on how the broker chooses to conduct his or her business.  As an employee, all of the expenses of the broker’s operation are paid for by us, and the broker is only charged for certain fees such as special information services, insurance, benefits and professional services.  As an independent contractor, in exchange for a higher overall payout, the broker is responsible for all of the fees and costs associated with his or her business, including rent, telecommunications expenses, insurance, benefits, transactions fees, all information services, state and regulatory registration fees, and compliance oversight.

Investment banking division

To meet the needs of our investment banking clients, our firm offers a wide spectrum of investment banking products and financial services.

GACC’s investment banking division provides mergers and acquisitions advisory services, capital raising services, and valuation and fairness opinions to public, private and emerging growth companies by developing sound strategic plans; executing strategically-sound acquisition or divestiture strategies; obtaining equity, mezzanine, bridge or acquisition capital; raising capital in the public markets; and maximizing stockholder value by conducting recapitalizations, restructurings or other liquidity transactions.  We can provide financing and advisory services through all stages of a company's growth.

As to mergers and acquisitions, GACC provides a targeted set of corporate finance and strategic advisory services to clients seeking to acquire companies.  While advising companies regarding the potential acquisition of another company or certain assets, our services may include identifying and evaluating potential acquisition targets; providing valuation analyses; evaluating and proposing financial and strategic alternatives; providing advice regarding the timing, structure and pricing of a proposed acquisition; assisting with the financing of the proposed acquisition; and assisting in negotiating and closing the acquisition.  In advising clients that are contemplating the sale of certain businesses, assets or their entire company, GACC’s services may include evaluating and recommending financial and strategic alternatives; assisting in preparing an offering memorandum or other appropriate sales materials and rendering, if appropriate, fairness opinions; identifying and contacting selected qualified acquirers;

and assisting in negotiating and closing the proposed sale; among others.  Typically, we are compensated for our services in the form of advisory fees and success fees, which are based on a percentage of the total value of a transaction.

In addition, GACC has the ability to facilitate debt and equity financings for emerging growth and medium-sized companies seeking financing.  GACC senior investment bankers have established relationships with a full array of Wall Street firms as well as private equity firms, senior and subordinated lenders, and hedge funds, providing GACC clients with a broad range of creative financing options and solutions.

GACC intends to become active as an underwriter or selling group member in initial public offerings (or primary offerings) and secondary offerings.  For public offerings, the professionals at GACC are committed to every offering we manage or co-manage. GACC’s commitment to a public offering extends beyond the initial transaction to the long-term involvement of our substantial resources, including corporate finance updates and market making.  GACC’s method of distribution of public offerings will include the formation of highly-focused underwriting and selling groups consisting of other leading national and regional investment banking firms. Our syndicate partners will provide relevant research expertise, highly quality research-supported distribution, and trading capabilities. Our strategies for distribution will ensure that our client's securities benefit from the exposure to a broad base of both individual and institutional investors.

In the private placement market, GACC acts as an agent in raising private equity for clients from a diverse and broad network of financial, strategic, and global investors.

Participation as a managing underwriter, in an underwriting syndicate or as a placement agent involves both economic and regulatory risks.  An underwriter may incur losses if it is unable to resell the securities it is committed to purchase.  In addition, under the federal securities laws, other laws and court decisions with respect to underwriters’ liabilities and limitations on the indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for misstatements or omissions of material facts in prospectuses and other communications with respect to such offerings.  Underwriting commitments constitute a charge against net capital and our ability to make underwriting commitments may be limited by the requirement that we must at all times be in compliance with regulations regarding net capital.

Fixed income/public finance division

The fixed income division focuses on the purchasing for GACC clients various non-taxable debt instruments issued by government agencies and non-profit organizations as well as taxable debt instruments issued by domestic and international corporations.

We plan to offer financing solutions to public entities in state and local governments and not-for-profit organizations in the Northeast; expertise in managing complexities of public entities, their financings and regulatory requirements; assist municipalities in managing the entire underwriting process; form a complete evaluation and analysis of the public entities' specific financing needs to the underwriting, issuance and distribution of municipal and corporate securities; provide credit enhancement services via institutional pension funds and bank LOCs; and offer competitive pricing, and our ability to access taxable and non-taxable fixed income securities from many of Wall Street's largest underwriters.

We plan to expand by building upon the relationships we have developed and gaining access to additional clients nationwide.  We intend to hire additional bankers to expand the business as opportunities present themselves.

Operations, clearing and systems

GACC does not hold any funds or securities for our customers.  GACC uses the services of its clearing agent on a fully-disclosed basis.  GACC clears all of its transactions through RBC Correspondent Services, a securities clearing firm that is a division of RBC Capital Markets Corporation a part of Royal Bank of Canada.  GACC clearing agent processes all securities transactions and maintains customer accounts for us on a fee basis.

The services of GACC’s clearing agent include billing and credit control, as well as receipt, custody and delivery of securities.  GACC’s clearing agent provides the operational support necessary to process, record and maintain securities transactions for our brokerage activities. GACC’s clearing agent provides these services to GACC’s customers at a total cost that GACC believes is less than it would cost us to process such transactions on GACC’s own.  GACC’s clearing agent also lends funds to our customers (on a secured basis) through the use of margin credit.

GACC’s operations include execution of orders, processing of transactions, receipt, identification and delivery of funds and securities, custody of customer securities, internal financial controls and compliance with regulatory and legal requirements.

GACC’s data processing is supplied by an independent vendor on a time-sharing basis to process orders, reports, confirmations and statements, as well as to maintain our general ledger and files of customer, and other market data.  GACC owns other computers for word processing and other office applications, the cost of which is allocated to investment executives.

The volume of transactions handled by the operations staff fluctuates substantially. GACC believes our operations staff is adequate to service the number of transactions anticipated in the foreseeable future. GACC has established internal controls and safeguards against securities theft, including use of depositories and periodic securities counts.  As required by FINRA and other authorities, GACC’s customer securities are protected by SIPC for up to $500,000, including $100,000 for free cash balances with additional protection up to $100 million, with an aggregate of $400 million provided by RBC Capital markets Corp, through a policy purchased from Lloyd’s of London.   We carry fidelity bonds in the amount of $250,000 covering loss or theft of securities, embezzlement and forgery.

We clear 100% of our own securities transactions and post our books and records daily through RBC Correspondent Services, a securities clearing firm that is a division of RBC Capital Markets Corporation, a part of Royal Bank of Canada. Our affiliated registered investment adviser currently clears its trades through Fidelity Advisor (although it may elect to change clearing firms in the future). Our affiliated commodity company clears its commodity transactions and posts its books and records daily through Interactive Brokers LLC.

Periodic reviews of controls are conducted, and administrative and operations personnel meet frequently with management to review operating conditions.  Operations personnel monitor compliance with applicable laws, rules, and regulations.

Supervision

Federal securities laws and regulations and the rules of FINRA require GACC to supervise the activities of GACC investment executives.  As part of providing such supervision, GACC maintains an Operations and Procedures Manual that all investment executives must read and sign.  Compliance personnel from GACC’s main office conduct inspections of branch offices no less frequently than annually to review compliance with our procedures.  A registered principal provides continuous supervision at each of GACC’s offices.  Traders and other personnel review an investment executive's order tickets to ensure compliance with applicable legal, regulatory and self-regulatory organization rule requirements, including mark-up guidelines.  Although GACC classifies our investment executives as independent contractors, this treatment does not limit our liability for an investment executive's violations of applicable securities laws.

Global Arena Investment Management, LLP (“GAIM”), a New York limited liability partnership, is an investment adviser registered with the SEC.   GAIM’s customer accounts are custodied through separately managed accounts at Fidelity Institutional Wealth Services. GAHI owns 75% of GAIM’s equity interests; FireRock Capital Inc. owns the remaining 25% of GAIM’s equity interests and may eventually own up to 49% of GAIM’s equity interests .  Additionally, GAIM serves as the investment manager to

Global Arena Macro Fund Ltd and Global Arena Master Fund Ltd., which are investment vehicles organized as mutual funds under the laws of the Cayman Islands and are exempt from registration with the SEC under the Investment Company Act of 1940, as amended.

Global Arena Investment Management

On December 31, 2012, Global Arena Holding, Inc. and its wholly-owned subsidiary, Global Arena Investment Management, LLC (“GAIM”), entered into a securities purchase agreement (the “Purchase Agreement”) with FireRock Capital, Inc. (“Firerock”), pursuant to which FireRock purchased 25% of the outstanding equity interests of GAIM; this may increase to 49%.

FireRock will work with the management team of GAIM to build the investment management business focusing on providing wealth and investment management services to high-net-worth clients, family offices and pension firms.

GAIM also recently hired Scott Freund as an independent contractor, who is a registered investment adviser, as a Platform and Recruiting Consultant. Mr. Freund currently owns Family Wealth Management, a registered investment adviser with assets of approximately $30 million. Mr. Freund began his career with a boutique investment bank in Bethesda, MD in 1994, and in 1996 moved to the private client group at Wheat First Butcher Singer (now Wells Fargo Advisors). In 1999, Mr. Freund became a Senior Consultant with the Investment Consulting Services Group of Morgan Stanley. He was one of the first advisors at Morgan Stanley to earn the CIMA designation, and was also a Rule 144 specialist.

Mr. Freund joined the Private Bank at Bank of America in 2003 as a Senior Vice President and Private Client Advisor, dealing with individuals, families and family offices. Working with the gatekeepers of these family offices would serve as a stepping-stone for the foundation of Family Office Research in July 2005.

Mr. Freund’s professional designations include the Certified Investment Management Analyst (CIMA®), the Chartered Alternative Investment Analyst (CAIA®), and the Accredited Asset Management Specialist (AAMS®).

We have significant plans for the registered investment adviser and intend to build Global Arena Investment Management (GAIM) in the following ways:

Wealth management and investment management

Wealth management

The Wealth Management Division of the registered investment advisor will allow advisors to concentrate on building a high-net-worth advisory practice, with the ability to utilize GACC (the broker-dealer).  The registered investment adviser will be able to dual register with GACC, giving them the ability to benefit from broker-dealer businesses such as regular commissions.  The Global Arena Wealth Management Division is seeking advisors and teams that would like to break away from the traditional, product driven wire houses and private banks, as well as advisors who have outgrown the independent broker-dealers who typically don’t understand how the high-net-worth market works.  The high-net-worth market demands customization and service.  Global Arena Wealth Management offers advisors the tools necessary to succeed in the high-net-worth market – a fully integrated financial services platform, compliance and operations support, and a firm that appreciates the unique demands of its clients and entrepreneurial spirit of its advisors.

Investment management

 The Investment Management Division will be recruiting best-in-class investment managers who would like to leverage the institutional contacts of the Global Arena management team and advisory board.  We are seeking the manager who has a great track record, but needs the business development and marketing help to boost their assets under management.

Operations

GAIM does not hold any funds or securities for our customers.  GAIM uses the services of its clearing agent on a fully-disclosed basis.  GAIM clears transactions through the Fidelity Advisor Platform, which is offered by a securities clearing firm that is a division of Fidelity.  However, GAIM is in discussions with several clearing agents and may elect to appoint a new clearing agent.  GAIM’s clearing agent processes all securities transactions and maintains customer accounts on a fee basis.

The services of GAIM’s clearing agent include billing and credit control, as well as receipt, custody and delivery of securities.  GAIM clearing agent provides the operational support necessary to process, record and maintain securities transactions for our brokerage activities. GAIM’s clearing agent provides these services to GAIM customers at a total cost that GAIM believes is less than it would cost us to process such transactions internally.  GAIM’s clearing agent also lends funds to our customers (on a secured basis) through the use of margin credit.

As required by FINRA and other authorities, GAIM’s customer securities are protected by SIPC for up to $500,000, including $100,000 for free cash balances with additional protection up to $100 million, with an aggregate of $400 million provided by RBC Capital markets Corp, through a policy purchased from Lloyd’s of London.   We carry fidelity bonds in the amount of $250,000 covering loss or theft of securities, embezzlement and forgery.

Growth strategy

• Hire experienced and successful investment advisors.  We plan to continue to add senior financial advisors with assets, proven skills and industry relationships on a highly selective basis. Our advisors are one of our most important assets. Collectively, their reputations, talents, integrity and dedication have fueled our success. Over the past several months, we have begun to receive a growing number of inquiries from senior, experienced, and productive investment advisors who have expressed interest in joining our company. We plan to use a significant portion of the funds raised from this Offering to hire some of these teams and individuals.

• Pursue strategic acquisitions of registered investment advisory groups.  Our strategy includes selectively pursuing strategic acquisitions of investment advisors.  We are evaluating opportunities to acquire assets and advisors that could dramatically increase the growth of the investment advisors’ assets under management. The firm currently generates significant revenues from the management fees, commissions and interest income it earns from the client assets that it manages.  We will focus our efforts on acquiring groups that enable us to substantially grow these sources of revenues.

• Invest in tools and resources for investment advisors services.  We intend to invest in additional tools and resources that will enable the group to capitalize on new market opportunities, internal referrals and to address the changing regulatory and service requirements of the corporate retirement plans.  The group has and is building a substantial pipeline of opportunities. The group is also exploring opportunities made available by recent legislative changes which allow advisors to provide individual fee-based investment advice to retirement plan participants.

• Strong client base with recurring revenues.  GAIM’s strong client relationships are a result of the high level of client service they provide. GAIM advisors provide clients with frequent and consistent interaction with its senior professionals who are actively involved in all stages of client engagements.  The revenues derived from investment advisory groups are predominantly recurring revenue.

Global Arena Commodities Corporation

Global Arena Commodities Corporation (“GACOM”), a New York corporation, became a member of the NFA in July 2009. GACOM’s NFA registration number is 0409315. GACOM is owned 100% by GAHI, and the day-to-day management of the business and affairs of GACOM is the responsibility of its CEO, Robert Cain, who brings over 20 years of financial trading experience to the position. GACOM is focused on providing commodity brokerage facilities to professional traders, commodity trading advisors, commodity pool operators as well as offering managed futures accounts to institutional and individual investors.

In July 2011, GACOM completed its clearing agreement with Interactive Brokers.  As a registered introducing broker, Interactive Brokers provides GACOM clients with services in the core functions of order execution, operational clearing, regulatory reporting and settlement.

GACOM does not hold any funds or securities for our customers.  GACOM uses the services of its clearing agent on a fully-disclosed basis.  GACOM clears all of its transactions through Interactive Brokers, a securities clearing firm that is a division of Interactive Brokers Group Inc.  GACOM clearing agent processes all securities transactions and maintains customer accounts for us on a fee basis.

The services of GACOM clearing agent include billing and credit control, as well as receipt, custody and delivery of securities.  GACOM clearing agent provides the operational support necessary to process, record and maintain securities transactions for GACOM brokerage activities. GACOM clearing agent provides these services to GACOM customers at a total cost that GACOM believes is less than it would cost GACOM to process such transactions on GACOM’s own.  GACOM clearing agent also lends funds to our customers (on a secured basis) through the use of margin credit.

Mr. Robert Cain, CEO of GACOM, is licensed with the NFA. He has been a member since 2013.

Mr. Cain has been active in the securities business as a private trader for the past thirty years.   He began his career at Sampson Paper Company 1975-1983, BurJess Allison, 1983-1986, 21 Securities 1986-1987, American Stock Exchange, 1988-1989, and following this period has been an active private trader.

Mr. Cain is a 1975 graduate of the Wharton School of Business, University of PA, where his studies focused on finance.  He received his MBA from the University of Miami in 1981.

Global Arena Trading Advisors

Global Arena Trading Advisors LLC is a registered commodities trading advisory firm, NFA identification number 0416975, which was formed in December 2009.

Lillybell Entertainment

Lillybell Entertainment LLC (“LB”), a Delaware limited liability company, is an entertainment finance company.  GAHC owns 66-2/3% of LB’s equity interests; Kathryn Weisbeck, the Chief Executive Officer of LB, owns the remaining 33-1/3% of LB’s equity interests.  LB has sponsored the formation of Lillybell Art Fund LP, which is an unregistered investment vehicle focused on investing in art and entertainment-related investments.  The general partner of Lillybell Art Fund LP, which is a single purpose entity formed solely to serve as the general partner of Lillybell Art Fund LP, is an affiliate of LB.

Ms. Weisbeck has been involved in the entertainment industry for the past 25 years. Beginning on the talent side, Ms. Weisbeck studied theatre, dance and voice and in 2003 graduated with honors from Loyola Marymount University in Los Angeles earning a BA in Dance and a BA in Individualized Study: Musical Theatre.

From there she became involved in the production and finance side of the industry when she formed Lillybell Entertainment LLC. She now works with other professionals in the art community to bring investment opportunities to her clients as well as promote the creation of art and entertainment projects.

ITEM 1A.  RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The registrant's main office is located at 708 Third Avenue, 11th Floor, New York, New York, 10017.  These premises consist of 6,500 square feet and are shared with its subsidiaries.  Global Arena Holding has a month to month lease for office space. Rent expense for year ended December 31, 2012 and the year ended December 31, 2011, was $267,000 and $324,000, respectively.

ITEM 3.  LEGAL PROCEEDINGS.

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On March 1, 2013, as a result of an audit commenced in August 2012, the NFA  filed a complaint with its Business Conduct Committee against our subsidiary, Global Arena Commodities Corp. (“GACOM”), a registered introducing broker and NFA member, and the former president, an NFA associate and a principal and a registered associated person of GACOM.  The complaint generally alleged that GACOM and/or the former president, as appropriate, acted as a futures commission merchant without maintaining the appropriate registration, failed to ensure that a third party who provided leads and customer referrals to GACOM had not used misleading promotional material to generate such leads,  failed to conduct adequate due diligence to determine whether an entity with which GACOM conducted business required CFTC registration or NFA membership, failed to implement an adequate anti-money laundering program, and committed certain supervisory failures.  GACOM and the former president deny the allegations set forth in the Complaint and intend to vigorously defend against such claims.  Nonetheless, in the event that the NFA determines that GACOM and/or the former president committed such violations, each of GACOM and the former president could be subject to significant penalties, including, without limitation, expulsion for a specified period from NFA membership and suspension for a specified period from association with an NFA member, respectively.  We are unable to determine the impact, if any, the complaint or any final determination may have on GACOM’s business; however, if it is finally determined that GACOM and/or the former president committed any such violations, such determination could have a material adverse impact on our businesses and consolidated financial statements.

In addition, certain directors, officers, employees and/or registered representatives of our registered broker-dealer subsidiary, Global Arena Capital Corp., have been called before FINRA for on-the-record interviews in connection with certain FINRA inquiries.  At this time, GACC’s management is unable to determine what will be the ultimate outcome of such inquiries, including whether any formal investigation, proceeding or action will be instituted against GACC or certain of its directors, officers, employees and/or registered representatives relating to allegations of FINRA rule violations, and if so, whether any such investigation, proceeding or action will materially impact our consolidated financial statements.

GACC is currently involved in an arbitration with a former OSJ (“Claimant”), in which the Claimant alleges that GACC and various of its registered representatives (“Respondents”) engaged in a concerted course of action to wrest from him his book of business by wrongfully terminating an Office of Supervisory Jurisdiction Agreement

(“OSJ Agreement”). The Claimant has recently been barred from the securities industry for egregious violations of securities laws, rules and regulations that occurred prior to him joining GACC. The Statement of Claim purports to seek recovery based on theories of fraud, fraudulent inducement, unfair competition, breach of contract, tortuous interference and unjust enrichment, among other things. Claimant alleges and seeks five million five hundred thousand ($5,500,000) in damages. The Respondents interposed a Statement of Answer denying Claimant’s allegations and claims. In addition, GACC has asserted counterclaims for fraud, breach of contract, business defamation, indemnification and other claims as well, which arise out of his failure to properly disclose all his regulatory issues in inducing GACC to establish a business relationship with him and his conduct after he joined GACC. Respondents have vigorously contested the Claimant’s claims and will continue doing so as they believe those claims are patently without merit. GACC also will continue prosecuting its counterclaims. Evidentiary hearings were set for January 2013, but have been adjourned to July 2013. Management is unable to determine the ultimate outcome of the arbitration and the impact, if any, to the Company’s financial statements at this time.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Item 5(a)

a)  Market Information.  The Company began trading publicly on the NASD Over the Counter Bulletin Board on July 19, 2006.  We began trading under the symbol GAHC on May 27, 2011, and now trade under the symbol “GAHC.OB”.

The following table sets forth the range of high and low bid quotations for our common stock.  The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
3/31/11	0.14	0.01
6/30/11 (1)	2.44	0.60
9/30/11	2.44	0.20
12/30/11	0.75	0.25

3/31/12	0.75	0.45
6/30/12	0.49	0.45
9/30/12	0.55	0.25
12/31/12	0.45	0.21

(1) Reflects the bids after the 20:1 stock split that occurred on May 27, 2011.

b)  Holders.  At April 16, 2013, there were approximately 344 shareholders of the Company.

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

Derivative Financial Instruments

In connection with the issuance of certain warrants that include price protection reset or anti-dilution provisions, the Company determined that these provision features are embedded derivative instruments pursuant to FASB ASC 815 “Derivatives and Hedging.”  These embedded derivatives are adjusted to fair value at each balance sheet date with the change recognized in operations.

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

Liquidity and Capital Resources

During the year ended December 31, 2012, Global Arena Holding obtained proceeds of $35,714 from the sale of 25% of GAIM, liquidated a certificate of deposit in the principal amount of $50,000 and reduced its escrow deposit – restricted cash balance by $613, resulting in net cash provided by investing activities of $86,327.

Comparatively, during the year ended December 31, 2011, Global Arena Holding made an investment of $50,000 in a certificate of deposit, reduced its escrow deposit – restricted cash balance by $325,259 and purchased fixed assets in the amount of $2,537, resulting in net cash provided by investing activities of $272,722.

During the year ended December 31, 2012, Global Arena received proceeds from the issuance of common stock and warrants of $89,286.  We also received proceeds from convertible promissory notes of $995,000 and spent $25,000 on the repayment of a convertible promissory note.  We received $36,278 of advances from affiliates, resulting in net cash provided by financing activities of $1,095,564 for the year ended December 31, 2012.

Comparatively, during the year ended December 31, 2011, Global Arena received proceeds from the exercise of warrants of $340,000 and proceeds from the issuance of common stock and warrants of $350,000.  We also received proceeds from convertible promissory notes of $809,515 and spent $25,000 on the repayment of a convertible promissory note.  We repaid $78,750 of insurance financing and advanced $56,111 to affiliates, resulting in net cash provided by financing activities of $1,339,654 for the year ended December 31, 2011.

Global Arena Holding has a month-to-month agreement with Broadsword, an affiliated company, whereby Broadsword provides office space to Global Arena Holding. During the year ended December 31, 2012 and the year ended December 31, 2011, Global Arena was charged $267,000 and $324,000, respectively, for office space

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, Global Arena Holding has incurred losses before noncontrolling interests of $2,470,279 and $2,819,395 for the years ended December 31, 2012 and 2011, respectively, and a working capital deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. Our auditors have included a “going concern” qualification in their auditors’ report dated April 15, 2013. Such a “going concern” qualification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot be assured.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve Global Arena’s operating results.

Results of Operations for the Year Ended December 31, 2012 compared to the Year Ended December 31, 2011.

Revenues for the year ended December 31, 2012 consisted of investment advisory fees of $229,863 and commissions and other of $9,232,486, resulting in total revenues of $9,462,349. Comparatively for the year ended December 31, 2011, revenues consisted of investment advisory fees of $834,153 and commissions and other of $7,861,919, resulting in total revenues of $8,696,072.  The increase is primarily attributable to increased assets under management.

For the year ended December 31, 2012, we paid commissions of $6,879,509 and paid salaries and benefits of $1,187,779.  We had occupancy expenses of $267,080, business development expenses of $356,113, and paid professional fees of $483,551.  We incurred stock based compensation costs of $233,790. We paid $920,867 for clearing and operations and $102,852 for communication and data.  We paid $148,164 in regulatory fees, and had office and other expenses of $223,442.  As a result, we had total operating expenses of $10,803,147 for the year ended December 31, 2012, resulting in a net loss from operations of $1,340,798.

Comparatively, for the year ended December 31, 2011, we paid commissions of $6,434,384 and paid salaries and benefits of $1,034,682.  We had occupancy expenses of $324,575, business development expenses of $218,877, and paid professional fees of $624,144.  We incurred stock based compensation costs of $160,400. We paid $1,068,503 for clearing and operations and $95,584 for communication and data.  We paid $101,268 in regulatory fees, and had office and other expenses of $360,710.  As a result, we had total operating expenses of $10,423,127 for the year ended December 31, 2011, resulting in a net loss from operations of $1,727,055.

There was a loss on the fair value of a derivative liability for the year ended December 31, 2012 of $191,500 compared to $564,100 for the year ended December 31, 2011.

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

Global Arena Holding, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Global Arena Holding Inc. and Subsidiaries

We have audited the accompanying balance sheets of Global Arena Holding Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required, nor have we been engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Arena Holding Inc. and Subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements as of and for the years ended December 31, 2012 and 2011 have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 1 to the financial statements, the Company has suffered recurring losses since inception, experiences a deficiency of cash flow from operations and has a stockholders’ deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Wei, Wei & Co., LLP

New York, New York

April 15, 2013

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

ASSETS	2012	2011

Current assets
Cash	$ 376,942	$ 28,176
Cash - restricted cash	-	613
Due from clearing organization	475,861	243,113
Advances to registered representatives and employees	100,454	166,110
Prepaid expenses and other current assets	112,099	127,625
Other receivable	125,000	-
Other receivable - related parties	34,041	4,165

Total current assets	1,224,397	569,802

Fixed assets, net of accumulated depreciation
of $16,054 and $11,038, respectively	7,814	12,830

Other assets
Certificate of deposit	-	50,000
Deposits with clearing organizations	50,003	51,590

Total other assets	50,003	101,590

TOTAL ASSETS	$ 1,282,214	$ 684,222

(Continued on next page)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

(continued from previous page)

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)	2012	2011
Current liabilities
Accounts payable and accrued expenses	$ 516,752	$ 203,074
Commission payable	413,244	84,145
Customer deposit	-	15,147
Convertible promissory notes payable,
net of debt discount of $182,600 and $117,300
at December 31, 2012 and 2011, respectively	1,161,915	417,215
Derivative liability	905,700	714,200
Total current liabilities	2,997,611	1,433,781

Convertible promissory notes payable,
net of debt discount of $259,500 and $223,000
at December 31, 2012 and 2011, respectively	150,500	26,800

Total liabilities	3,148,111	1,460,581

Stockholders’ (deficiency)
Common stock, $0.001 par value; 100,000,000 shares authorized; 21,948,937 and 21,234,651 shares issued and outstanding at December 31, 2012 and 2011, respectively	21,949	21,235
Additional paid-in capital	6,247,736	4,917,891
Accumulated (deficit)	(7,976,547)	(5,535,550)

Stockholders’ (deficiency) attributable to controlling interests	(1,706,862)	(596,424)

Noncontrolling interests	(159,035)	(179,935)

Total stockholders’ (deficiency)	(1,865,897)	(776,359)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)	$ 1,282,214	$ 684,222

See notes to the consolidated financial statements

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
Revenues
Investment advisory fees	$ 229,863	$ 834,153
Commissions and other	9,232,486	7,861,919
Total revenues	9,462,349	8,696,072

Operating expenses
Commissions	6,879,509	6,434,384
Salaries and benefits	1,187,779	1,034,682
Occupancy	267,080	324,575
Business development	356,113	218,877
Professional fees	483,551	624,144
Stock-based compensation	233,790	160,400
Clearing and operations	920,867	1,068,503
Communication and data	102,852	95,584
Regulatory fees	148,164	101,268
Office and other	223,442	360,710
Total operating expenses	10,803,147	10,423,127

(Loss) from operations	(1,340,798)	(1,727,055)

Other income (expenses)
Interest expense	(937,981)	(528,240)
Change in fair value of derivative liability	(191,500)	(564,100)
Total other (expenses)	(1,129,481)	(1,092,340)

Net (loss) before noncontrolling interests	(2,470,279)	(2,819,395)
Net (loss) attributable to noncontrolling interests	(29,282)	(67,828)
Net (loss) attributable to common stockholders	$(2,440,997)	$(2,751,567)

(Loss) per common share, basic and diluted	$ (0.11)	$ (0.14)
Weighted average shares outstanding, basic and diluted	21,234,651	19,307,078

See notes to the consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Common Stock		Additional	Accumulated	Noncontrolling
	Shares	Amount	Paid-in Capital	Deficit	Interests	Total

Balance, December 31, 2010	18,000,000	$18,000	$3,225,528	$(2,783,983)	$ (112,107)	$347,438
Reorganization for reverse merger	409,524	410	(21,840)	-	-	(21,430)
Issuance of common stock for the exercise of warrants	1,052,120	1,052	338,948	-	-	340,000
Issuance of warrants in connection with convertible debt	-	-	653,900	-	-	653,900
Stock-based compensation charge for the modification of warrants	-	-	110,400	-	-	110,400
Reclassification of derivative liability to equity	-	-	192,900	-	-	192,900
Issuance of common stock for the cashless exercise of warrants	673,007	673	(673)	-	-	-
Issuance of warrants to extend maturity date of convertible debt	-	-	73,000	-	-	73,000
Issuance of common stock and warrants for cash	285,715	286	99,714	-	-	100,000
Issuance of common stock for cash	714,285	714	249,286	-	-	250,000
Issuance of common stock for services	100,000	100	49,900	-	-	50,000
Deemed distribution due to acquisition of GACC	-	-	(53,172)	-	-	(53,172)
Net (loss)	-	-	-	(2,751,567)	(67,828)	(2,819,395)

Balance, December 31, 2011	21,234,651	21,235	4,917,891	(5,535,550)	(179,935)	(776,359)
Issuance of warrants in connection with convertible debt	-	-	809,197	-	-	809,197
Stock based compensation to employees	-	-	111,190	-	-	111,190
Issuance of warrants for consulting service	-	-	122,600	-	-	122,600
Issuance of warrants to extend maturity date of convertible debt	-	-	21,600	-	-	21,600
Acquisition of additional ownership in GAIM	-	-	(46,697)	-	46,697	-
Sale of common stock and 25% interest in GAIM	714,286	714	245,801	-	3,485	250,000
Deemed contribution due to acquisition of GACC	-	-	66,154	-	-	66,154
Net (loss)	-	-	-	(2,440,997)	(29,282)	(2,470,279)

Balance, December 31, 2012	21,948,937	$21,949	$6,247,736	$(7,976,547)	$ (159,035)	$(1,865,897)

See notes to the consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

Cash flows from operating activities
Net (loss) before noncontrolling interests	$(2,470,279)	$(2,819,395)
Adjustment to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	5,016	145,244
Accretion of debt discount	729,197	364,969
Stock-based compensation to employees and consultants	233,790	160,400
Change in fair value of derivative liability	191,500	564,100
Change in operating assets and liabilities:
Due from clearing organization	(232,748)	289,114
Deposits with clearing organizations	1,587	935
Advances to registered representatives and employees	65,656	(82,540)
Prepaid expenses and other current assets	15,526	(627)
Customer deposit	(15,147)	15,147
Commissions payable	329,099	(589,337)
Accounts payable and accrued expenses	313,678	103,467

Net cash (used in) operating activities	(833,125)	(1,848,523)

Cash flows from investing activities
Purchase of fixed assets	-	(2,537)
Proceeds from sale of 25% interest in GAIM	35,714	-
Certificate of deposit	50,000	(50,000)
Return of escrow deposit - restricted cash	613	325,259

Net cash provided by investing activities	86,327	272,722

(Continued on next page)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Continued from previous page)

Cash flows from financing activities
Repayment of insurance financing	-	(78,750)
Proceeds from exercise of warrants	-	340,000
Proceeds from issuance of common stock and warrants	89,286	350,000
Proceeds from convertible promissory notes	995,000	809,515
Repayment of convertible promissory notes	(25,000)	(25,000)
Advances from (to) related parties	36,278	(56,111)

Net cash provided by financing activities	1,095,564	1,339,654

Net increase in cash	348,766	(236,147)
Cash, beginning of year	28,176	264,323
Cash, end of year	$ 376,942	$ 28,176

Supplemental disclosure of cash flow information
Cash paid for income taxes	$ 35,797	$ 25,949
Cash paid for interest	$ 34,836	$ 6,178

Supplemental disclosure of non-cash investing and financing activities
Issuance of warrants in connection with debt	$ 830,797	$ 726,900
Reclassification of derivative liabilities to equity	$ -	$ 192,900
Shares issued related to assumption of net liabilities acquired with reverse merger	$ -	$ 21,430

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

1.  ORGANIZATION

Description of the Business

Global Arena Holding, Inc. (formerly, “Global Arena Holding Subsidiary Corp.”) (“GAHI”), was formed in February 2009, in the state of Delaware.  GAHI is a financial services firm that services the financial community through its subsidiaries as follows:

Global Arena Capital Corp. (“GACC”) is a wholly owned subsidiary that is a full service financial services company. GACC is a registered broker/dealer with the U.S. Securities Registry Deposit and is also a Member of the Municipal Rule Making Board, as well as a member of Securities Investor Protection Corp. GACC is engaged in the securities business, which comprises several classes of securities transactions such as equities, corporate and municipal bonds, mutual funds, insurance and options, all of which the broker dealer executes as risk-less principal and agency transactions.  Global Arena Investment Management LLC (“GAIM”), a majority owned subsidiary, provides investment advisory services to its clients.  GAIM is registered with the Securities and Exchange Commission (the “SEC”) as an investment advisor and clears all of its business through Fidelity Advisors (“Fidelity”), its correspondent broker. Global Arena Commodities Corp. (“GACOM”), a wholly owned subsidiary, provides commodities brokerage services and earns commissions. Global Arena Trading Advisors, LLC (“GATA”), a wholly owned subsidiary, provides futures advisory services and earns fees. GATA is registered with the National Futures Association (NFA) as a commodities trading advisor. Lillybell Entertainment, LLC (“Lillybell”), a majority owned subsidiary, provides finance services to the entertainment industry.

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

The purchase was from related parties who are also major stockholders of the Company. Since the Company and GACC were under common control, this transaction was treated similar to that of a pooling and was retroactively applied to the consolidated financial statements as if GACC was owned at the inception of the periods presented. The assets and liabilities of GACC were initially recognized at their carrying values. The receivable from Broad Sword Holdings, LLC was forgiven in July 2012 at the closing date of the acquisition of the remaining outstanding shares of GACC as part of the purchase price.

The following financial statement amounts and balances of GACC, excluding intercompany receivables and payables or intercompany allocations, have been included in the accompanying consolidated financial statements:

	December 31,
	2012	2011

Total assets	$ 861,206	$ 550,189
Total liabilities	$ 542,260	$ 165,909

	For the year ended December 31,
	2012	2011

Total revenue	$8,824,792	$7,846,827
Net income (loss)	171,728	(423,315)

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

Therefore, the consolidated financial statements have been prepared as if GAHI, formerly Global Arena Holding Subsidiary Corp. and its subsidiaries had always been the reporting company and then on the reverse acquisition date, had changed its name and reorganized its capital stock.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of GAHI and its wholly-owned subsidiaries and majority owned subsidiaries, GACC, GAIM, GACOM, GATA and Lillybell.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company’s revenue recognition policies comply with SEC revenue recognition rules and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-10-S99.  The Company earns revenues through various services it provides to its clients.  Advisory fees are on a contractual basis with the fee stipulated in the contract and are recognized based on the terms of the contract during the period the service is provided.

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

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2011, in connection with private placement offerings, the Company had a cash escrow balance of approximately $600.  This amount has been shown as restricted cash.

Deposits with Clearing Organizations

As of December 31, 2012 and 2011, deposits with clearing organizations consisted primarily of cash deposits in accordance with the clearing arrangement.

Other receivable

As of December 31, 2012, the other receivable of $125,000 represented the balance due from FireRock Capital, Inc. for the purchase of 714,286 shares of the Company’s common stock and membership interests representing 25% of GAIM.  Full payment was received on January 2, 2013.

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

If the carrying amount exceeds the asset’s estimated futures cash flows (discounted and with interest charges), the loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets.  Based on its assessments, the Company did not incur any impairment charges for the years ended December 31, 2012 and 2011.

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

Derivative Financial Instruments

In connection with the issuance of certain warrants that include price protection reset or anti-dilution provisions, the Company determined that these provision features are embedded derivative instruments pursuant to FASB ASC 815 “Derivatives and Hedging.”  These embedded derivatives are adjusted to fair value at each balance sheet date with the change recognized in operations.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs, which are included in business development expenses, were deemed to be de minimus for the years ended December 31, 2012 and 2011.

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes,” which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  As of December 31, 2012, the Company had deferred tax assets of approximately $3,233,000 for net operating loss carryforwards, which were fully reserved by a valuation allowance due to the significant uncertainty with respect to its future realization.

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

3.  RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2012, the FASB issued Accounting Standards Update 2012-02 (“ASU 2012-04”), Balance Sheet- Intangibles- Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-04 is an Amendment to FASB Accounting Standards Update 2011-08.  The objective of the amendments in this Update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  This update is not expected to have a material impact on the Company’s results of operations or financial position.

In October 2012, the FASB issued Accounting Standards Update 2012-04 (“ASU 2012-04”), Technical Corrections and Improvements. The amendments in this update cover a wide range of topics and include technical corrections and improvements to the Accounting Standards Codification. The amendments in ASU 2012-04 will be effective for interim and annual reporting periods beginning after December 15, 2012. This update is not expected to have a material impact on the Company’s results of operations or financial position

In February 2013, FASB issued Accounting Standards Update 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This stipulates that (1) it will include the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and (2) any additional amount the entity expects to pay on behalf of the other entities. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The amendments in this update are effective for fiscal periods (and interim reporting periods within those years) beginning after December 15, 2013. This standard is not expected to have a material impact on the Company’s results of operations or financial position.

In February 2013, FASB issued Accounting standards update 2013-02, Comprehensive Income Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to provide information about the amount reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting periods. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other discourses required under U.S. GAAP that provide additional detail about those amounts. The objective in this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update should be applied prospectively for reporting periods beginning after December 15, 2012. This update is not expected to have a material impact on the Company’s results of operations or financial position.

4.  NET INCOME (LOSS) PER SHARE

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the amount available to common shareholders by the weighted average number of shares of common stock outstanding during the period.  Diluted income per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants, convertible preferred stock and convertible notes. The Company’s common stock equivalents were excluded in the computation of diluted net (loss) per share since their inclusion would be anti-dilutive.  These common stock equivalents may dilute future earnings per share.  Total shares issuable upon the exercise of outstanding warrants and conversion of convertible promissory notes for years ended December 31, were as follows:

	2012	2011
Warrants	7,462,509	4,242,989
Convertible debts	5,581,640	2,454,544
Stock options	2,075,000	-

Common stock equivalents	15,119,149	6,697,533

5.  CUSTOMER LIST

On July 27, 2009, the Company entered into an agreement to acquire a customer list from an unaffiliated entity, under which the Company paid $217,000 for the acquisition.  The Company capitalized the acquisition cost of $217,000 and determined the estimated useful life of the customer list to be approximately four years.  The customer list was tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values.  During the year ended December 31, 2011, the Company evaluated and determined that the customer list was impaired and accordingly, wrote down the customer list to zero.  Amortization expense for the years ended December 31, 2012 and 2011 was $0 and approximately $140,000 (including the write down), respectively.

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

	Issuance	December 31, 2012	December 31, 2011
Expected volatility	100%	140%	150%
Risk free interest rate	0.73% to 1.03%	0.23%	0.25%
Expected life (years)	3	0.88	1.88

On December 31, 2012, in connection with an extension of the maturity date of certain convertible notes which were due on May 31, 2012 (see Note 9), the Company issued the holder a warrant to purchase shares of common stock of the Company not exceeding 9.99% of the issued and outstanding shares of the Company.  The Company determined that the anti-dilution provision feature of the warrant to be an embedded derivative instrument.  This derivative is adjusted to fair value at each balance sheet with the changes in fair value recognized in operations.  The Company used the Black-Scholes valuation method to value the derivative instruments at inception and on subsequent valuation dates.  Weighted average assumptions used to estimate fair values are as follows:

Issuance, December 31, 2012
Expected volatility	140%
Risk free interest rate	0.25%
Expected life (years)	2

For the years ended December 31, 2012 and 2011, the Company recognized a change in the derivative liabilities of $(191,500) and ($564,100) in other income (expense) related to the warrant derivative instruments.

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements.When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The Company’s assessment of the significance of particular inputs to these fair measurements requires judgment and considers factors specific to each asset or liability.

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

Derivative financial instruments – The fair value of liabilities for warrants with dilutive price reset or anti-dilution provisions is determined utilizing Black-Scholes valuation method.

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of December 31, 2012 and 2011.

2012	Level 1	Level 2	Level 3	Total
Derivative financial instruments - warrants	$ -	$ -	$ 905,700	$ 905,700

2011	Level 1	Level 2	Level 3	Total
Derivative financial instruments - warrants	$ -	$ -	$ 714,200	$ 714,200

The following table presents the Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs for notes receivable:

Balance, January 1, 2011	$ 343,000
Fair value of new warrants issued	-
Fair value of warrants exercised	(192,900)
Change in fair value included in other (income) loss	564,100

Balance, December 31, 2011	$714,200
Fair value of warrants exercised	-
Fair value of new warrants issued	782,300
Change in fair value included in other (income) loss	(590,800)

Balance, December 31, 2012	$ 905,700

8. STOCK OPTION PLAN

On July 17, 2012, the Board of Directors approved the issuance of non-qualified stock options for the purchase of an aggregate of 1,725,000 shares of common stock under the Company’s 2011 Stock Awards Plan (“Plan”) to certain employees, officers and directors.  The Plan was adopted by the Board of Directors on June 27, 2011.  The purpose of the Plan is to attract, retain and motivate employees, directors and persons affiliated with the Company and to provide such participants with additional incentive and reward opportunities.  Provided by the Plan, the awards may be in the form of Incentive Stock Options, options that do not constitute Incentive Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Phantom Stock Awards, or any

combination of the foregoing.  The total number of shares of Stock reserved and available for distribution under the Plan increased to 3,000,000, pursuant to a December 2012 vote by Proxy by holders of a majority of the shares of GAHI.  The options are exercisable at $0.45 per common share and expire three years after their issuance.  The options are to vest over a two-to-three-year period with a fair value of approximately $500,000 at the grant date to be recognized over the vesting period.

Weighted average assumptions used to estimate the fair value of stock options on the date of grant are as follows:

July 17, 2012
Expected dividend yield	-
Expected stock price volatility	130%
Risk free interest rate	0.32%
Expected life (years)	3 years

The stock-based compensation related to the Plan, included in stock compensation expense in the consolidated statements of operations, was $111,190 and $0 for the years ended December 31, 2012 and 2011, respectively.

On December 27, 2012, GAHI granted to an employee, an option to purchase 350,000 shares of common stock. The options are exercisable at $0.45 per common share and expire on July 17, 2015.  The options are to vest 50% in July 2013 and 100% in July 2014 with a fair value of approximately $58,000 at the grant date to be recognized over the vesting period.

Weighted average assumptions used to estimate the fair value of stock options on the date of grant are as follows:

December 27, 2012
Expected dividend yield	-
Expected stock price volatility	140%
Risk free interest rate	0.25%
Expected life (years)	2.5 years

The Company will issue new shares of common stock upon the exercise of stock options.  The following is a summary of stock option activity:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2011	-	$-	-	$ -
Granted	2,075,000	0.45	2.5 years	-
Exercised	-	-	-	-
Cancelled and expired	-	-	-	-
Forfeited	-	-	-	-

Outstanding at December 31, 2012	2,075,000	$0.45	2.5 years	$ -

Vested and expected to vest at December 31, 2012	-	$0.45	2.5 years	$ -

Exercisable at December 31, 2012	-	$0.45	2.5 years	$ -

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the year ended December 31, 2012.

As of December 31, 2012, approximately $450,000 of total unrecognized compensation costs will be recognized through 2015.

9.  CONVERTIBLE PROMISSORY NOTES

a.

On March 31, 2011 and June 1, 2011, the Company sold and issued convertible promissory notes in the principal aggregate amount of $150,000 at a stated interest rate of 12% per annum.  In addition the Company granted warrants to purchase 785,714 shares of common stock at an exercise price of $0.35 per share.  The warrants have a life of 5 years and were fully vested on the date of the grant.  In addition, the warrant agreement has a cashless exercise provision.   The convertible promissory notes were to mature on September 30, 2011.  The holder of the note is entitled to convert all or a portion of the convertible notes plus any unpaid interest, at the lender’s sole option, into shares of common stock at a conversion price of $0.35 per share.

The gross proceeds from the sale of the notes of $150,000 were recorded net of a discount of $150,000.  The debt discount was comprised of $93,000 for the relative fair value of the warrants and $57,000 for the beneficial conversion feature of the notes. The debt discount was accreted as additional interest expense ratably over the term of the convertible notes.

On August 10, 2011 and August 31, 2011 the Company sold and issued convertible promissory notes in the principal aggregate amount of $76,500 at a stated interest rate of 12% per annum. The notes were to mature on September 30, 2011 and the due date was extended.  The holder of the notes are entitled to convert all or a portion of the convertible notes plus any unpaid interest, at the lender’s sole option, into shares of common stock at a conversion price of $0.35 per share.

The gross proceeds from the sale of the notes of $76,500 were recorded net of a discount of $11,000.  The debt discount is comprised of the beneficial conversion feature of the notes. The debt discount was accreted as additional interest expense ratably over the original term of the convertible notes.

On August 31, 2011 in anticipation of the maturity date of the notes, the Company issued 75,715 of warrants to the note holder to extend the maturity date of the above disclosed notes to January 2012.  The warrants are exercisable at $0.35 per share, have a life of 5 years and were fully vested on the date of the grant.  In addition, the warrant agreement has a cashless exercise provision.  Accordingly, the Company recorded the fair value of the warrants of $23,000 as debt discount and charged it to interest expense ratably over the extended term of the convertible note.

On November 22, 2011, the Company sold and issued promissory notes in the principal amount of $75,000 at a stated interest rate of 12% per annum.  In addition the Company granted warrants to purchase 214,286 shares of common stock at an exercise price of $0.35 per share.  The warrants have a life of 5 years and were fully vested on the date of the grant.  In addition, the warrant agreement has a cashless exercise provision.  The Convertible promissory notes were to mature on February 22, 2012. The holder of the notes is entitled to convert all or a portion of the convertible notes plus any unpaid interest, at the lender’s sole option into shares of common stock at a conversion price of $0.35 per share.

The gross proceeds from the sale of the notes of $75,000 were recorded net of a discount of $75,000.  The debt discount was comprised of $50,000 for the relative fair value of the warrants and $25,000 for the beneficial conversion feature of the note.  The debt discount was accreted as additional interest expense ratably over the term of the convertible notes.

On January 23, 2012, the Company sold and issued a convertible promissory note in the principal amount of $50,000 at a stated interest rate of 12% per annum. In addition, the Company granted warrants to purchase 142,858 shares of common stock at an exercise price of $0.35 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. In addition, the warrant agreement has a cashless exercise provision.  The convertible was to mature on March 12, 2012. The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.35 per share.

The gross proceeds from the sale of the note of $50,000 were recorded net of a discount of $50,000. The debt discount was comprised of $27,000 for the relative fair value of the warrants and $23,000 for the beneficial conversion feature of the note. The debt discount was accreted as additional interest expense ratably over the term of the convertible note.

On January 31, 2012, all notes sold and issued to the lender, in the total principal amount of $351,500, were extended to April 23, 2012 in consideration of a $10,000 payment due. On April 23, 2012, all notes were extended to May 30, 2012 in consideration of an additional $10,000 payment due.  As of the effective date of December 31, 2012, the Company and the holder agreed to an additional extension of the notes until May 31, 2013.  The extension agreement provides that (1) $118,000 (of which $3,000 is offset as provided in the extension agreement) be paid on or before January 10, 2013, representing the payment for all accrued interest and other fees as of December 31, 2012; (2) $150,000 on or before March 31, 2013; (3) $100,000 on or before April 11, 2013; (4) $98,500 on or before April 30, 2013; and (5) all accrued interest be payable commencing with the first interest payment due on January 31, 2013 and continuing until and including the maturity date.  The extension agreement also provides that the holder has the right to purchase shares of common stock of the Company at a per share price of $0.001 for a period of two years from December 31, 2012.  In addition, if the holder exercises the options, for the period from December 31, 2012 to January 17, 2014, the Company without any further consideration or action by the holder, shall issue additional shares so that at all times the holder shall own 9.99% of the issued and outstanding shares of the Company.  The extension agreement grants the Company a right to repurchase the option from the holder for $3,000 between June 1 and June 3, 2013.  The total beneficial ownership by the holder cannot exceed 9.99% of the outstanding shares of the Company’s common stock.

The Company paid the $115,000 by January 2013.  However, as of the date of this report, the Company has not yet made the second and third payments.

b.

On March 24, 2011, the Company sold and issued a convertible promissory note in the principal amount of $50,000 at a stated interest rate of 12% per annum.  In addition the Company granted warrants to purchase 100,000 shares of common stock at an exercise price of $0.35 per share.  The warrants have a life of 5 years and were fully vested on the date of the grant.  The convertible note matured on November 24, 2011, and was extended to September 30, 2012, a second time to December 12, 2012 and a third time to June 15, 2013.  The holder of the note is entitled to convert all or a portion of the note plus any unpaid interest, at the lender’s sole option, into shares of common stock at a conversion price of $0.35 per share.

The gross proceed from the sale of the note of $50,000 was recorded net of a discount of $40,700.  The debt discount was comprised of $19,000 for the relative fair value of the warrants and $21,700 for the beneficial conversion feature of the note.  The debt discount was charged to interest expense ratably over the original term of the convertible note.

The Company repaid $25,000 of the principal in November 2012 and paid $10,000 of interest in 2012.

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

On November 24, 2011 and December 14, 2011, in anticipation of the maturity date of these notes, the Company issued 100,000 of warrants to the note holders to extend the maturity date to September 30, 2012.  The warrants are exercisable at $0.35 per share, have a life of 5 years and were fully vested on the date of the grant.  Accordingly, the Company recorded the limited fair value of the warrants of $50,000 as debt discount, which was accreted as additional interest expense ratably over the term of the convertible note.  The notes were extended a second time to December 14, 2012 and a third time to June 15, 2013.

On February 29, 2012, the Company sold and issued a convertible promissory note in the principal amount of $35,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 70,000 shares of common stock at an exercise price of $0.45 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note originally matured on April 14, 2012, was extended until May 30, 2012, a second time until September 5, 2012, a third time until December 14, 2012 and a fourth time until June 15, 2013. The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.45 per share.

The gross proceeds from the sale of the note of $35,000 were recorded net of a discount of $32,000. The debt discount was comprised of $16,000 for the relative fair value of the warrants and $16,000 for the beneficial conversion feature of the note. The debt discount was accreted as additional interest expense ratably over the original term of the convertible note.

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

The gross proceeds from the sale of the note of $25,000 were recorded net of a discount of $3,600.  The debt discount was comprised of the beneficial conversion feature of the note. The debt discount was accreted as additional interest expense ratably over the original term of the convertible note.

On November 17, 2011, the Company amended the note extending the maturity date of the note to November 30, 2011.  This Note was paid off on December 1, 2011.

e.

On September 29, 2011, the Company sold and issued a convertible promissory note in the principal amount of $25,000 at a stated interest rate of 12% per annum.  In addition the Company granted warrants to purchase 71,429 shares of common stock at an exercise price of $0.35 per share. The warrants have a life of 5 years and were fully vested on the date of the grant.  The convertible note originally matured on December 29, 2011, was extended to June 30, 2012 and a second time to September 20, 2013. The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the lender’s sole option, into shares of common stock at a conversion price of $0.35 per share.

The gross proceeds from the sale of the note of $25,000 were recorded net of a discount of $25,000.  The debt discount was comprised of $13,000 for the relative fair value of the warrants and $16,700 for the beneficial conversion feature of the note. The fair value of the instruments exceeded the face value of the notes and accordingly, the debt discount was limited to the face value of the notes.  The debt discount was charged to interest expense ratably over the term of the note.

f.

On September 29, 2011, the Company sold and issued a convertible promissory note in the principal amount of $25,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 71,429 shares of common stock at an exercise price of $0.35 per share.  The warrants have a life of 5 years and were fully vested on the date of the grant.  The convertible note originally matured on December 29, 2011, was extended to June 30, 2012 and a second time to September 20, 2013. The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the lender’s sole option, into shares of common stock at a conversion price of $0.35 per share.

The gross proceeds from the sale of the note of $25,000 were recorded net of a discount of $25,000.  The debt discount was comprised of $13,000 for the relative fair value of the warrants and $12,000 for the beneficial conversion feature of the note.  The debt discount was accreted as additional interest expense ratably over the term of the convertible note.

On May 31, 2012, the Company sold and issued a convertible promissory note in the principal amount of $50,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 250,000 shares of common stock at an exercise price of $0.55 per share, which warrants have a life of 3 years and warrants to purchase 111,111 shares of common stock at an exercise price of $0.75 per share, which warrants have a life of 5 years. The warrants were fully vested on the date of the grant. The convertible note matured on July 30, 2012 and was extended until September 20, 2013. The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.45 per share.

The gross proceeds from the sale of the note of $50,000 were recorded net of a discount of $50,000. The debt discount was comprised of $36,000 for the relative fair value of the warrants and $14,000 for the beneficial conversion feature of the note. The debt discount was accreted as additional interest expense ratably over the original term of the convertible note.

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

g.

On September 16, 2011 and November 10, 2011, the Company sold and issued convertible promissory notes in the principal aggregate amount of $50,000 at a stated interest rate of 12% per annum, which were to mature on December 16, 2011 and February 10, 2012.  The notes were extended to September 30, 2012 and a second time to March 16, 2013.  The Company is negotiating a further extension of the notes with the holder.  The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the lender’s sole option, into shares of common stock at a conversion price of $0.35 per share.

The gross proceeds from the sale of the note of $50,000 were recorded net of a discount of $38,900. The debt discount was comprised of the beneficial conversion feature of the note. The debt discount was charged to interest expense ratably over the original term of the convertible notes.

h.

On September 30, 2011, the Company sold and issued a promissory note in the principal amount of $75,000 bearing interest at 8% per annum.  The note matures and was payable in full on October 31, 2011.  On October 12, 2011, the Company entered into an agreement with the note holder to amend the promissory note to include a conversion option.  The Company received additional cash proceeds of $175,000 and issued a convertible promissory note of $250,000.  The note has a maturity date of October 13, 2013 and has a stated interest rate of 8% per annum.  In addition, the Company granted to the note holder warrants to purchase 500,000 shares of common stock at an exercise price of $0.45 per share.  The warrants have a life of three years and are fully vested on the date of the grant. The note is convertible into common stock at an amended conversion price of $0.30 per share.

The gross proceeds from the sale of the note of $250,000 were recorded net of a discount of $250,000.  The debt discount was comprised of $105,000 for the relative fair value of the warrants and $145,000 for the beneficial conversion feature of the note.  The debt discount is being accreted as additional interest expense ratably over the term of the convertible note.

On March 15, 2012, the Company sold and issued a convertible promissory note in the principal amount of $80,000 at a stated interest rate of 8% per annum. In addition, the Company granted warrants to purchase 160,000 shares of common stock at an exercise price of $0.45 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note matured on March 15, 2013. The holder of the note was entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.30 per share.

The gross proceeds from the sale of the note of $80,000 were recorded net of a discount of $80,000. The debt discount was comprised of $36,000 for the relative fair value of the warrants and $44,000 for the beneficial conversion feature of the note. The debt discount was accreted as additional interest expense ratably over the term of the convertible note. The Company repaid all principal and accrued interest in March and April 2013.

i.

On March 20, 2012, the Company sold and issued a convertible promissory note in the principal amount of $70,000 at a stated interest rate of 8% per annum. In addition, the Company granted warrants to purchase 140,000 shares of common stock at an exercise price of $0.45 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note matured on March 20, 2013. The holder of the note was entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.30 per share.

The gross proceeds from the sale of the note of $70,000 were recorded net of a discount of $70,000. The debt discount was comprised of $32,000 for the relative fair value of the warrants and $38,000 for the beneficial conversion feature of the note. The debt discount was accreted as additional interest expense ratably over the term of the convertible note.

The Company repaid all principal and accrued interest in March and April, 2013.

j.

On November 9, 2011, the Company sold and issued a convertible promissory note in the principal amount of $30,000 at a stated interest rate of 12% per annum.  In addition the Company granted warrants to purchase 110,000 shares of common stock at an exercise price of $0.35 per share.  The warrants have a life of 5 years and were fully vested on the date of the grant.  The convertible note matured on

k.

February 9, 2012, was extended to September 30, 2012, a second time until December 14, 2012 and a third time until June 15, 2013.  The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the lender’s sole option, into shares of common stock at a conversion price of $0.35 per share.

The gross proceeds from the sale of the note of $30,000 were recorded net of a discount of $30,000. The debt discount was comprised of $22,000 for the relative fair value of the warrants and $8,000 for the beneficial conversion feature of the note. The debt discount was accreted as additional interest expense ratably over the original term of the convertible note.

On February 10, 2012, the Company sold and issued a convertible promissory note in the principal amount of $30,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 60,000 shares of common stock at an exercise price of $0.35 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note matured on September 30, 2012 and was extended until December 14, 2012 and a second time until June 15, 2013. The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.35 per share.

The gross proceeds from the sale of the note of $30,000 were recorded net of a discount of $30,000. The debt discount was comprised of $14,000 for the relative fair value of the warrants and $16,000 for the beneficial conversion feature of the note. The debt discount was accreted as additional interest expense ratably over the original term of the convertible note.

On June 29, 2012, the Company sold and issued a convertible promissory note in the principal amount of $25,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 50,000 shares of common stock at an exercise price of $0.75 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note originally matured on December 31, 2012. The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.45 per share.

The gross proceeds from the sale of the note of $25,000 were recorded net of a discount of $22,978. The debt discount was comprised of $11,000 for the relative fair value of the warrants and $11,978 for the beneficial conversion feature of the note. The debt discount was accreted as additional interest expense ratably over the original term of the convertible note.

On December 31, 2012, in anticipation of the maturity date of the note, the Company issued 50,000 of warrants to the holders to extend the maturity date to June 15, 2013.  The warrants are exercisable at $0.35 per share, have a life of 5 years and were fully vested on the date of the grant.  Accordingly, the Company recorded the limited fair value of the warrants of $10,800 as debt discount, which is being accreted as additional interest expense ratably over the term of the convertible note.

On September 27, 2012, the Company sold and issued a convertible promissory note in the principal amount of $25,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 50,000 shares of common stock at an exercise price of $0.75 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note originally matured on December 14, 2012. The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.45 per share.

The gross proceeds from the sale of the note of $25,000 were recorded net of a discount of $18,900. The debt discount was comprised of $10,000 for the relative fair value of the warrants and $8,900 for the beneficial conversion feature of the note. The debt discount was accreted as additional interest expense ratably over the original term of the convertible note.

On December 14, 2012, in anticipation of the maturity date of the note, the Company issued 50,000 of warrants to the note holders to extend the maturity date to June 15, 2013.  The warrants are exercisable at $0.35 per share, have a life of 5 years and were fully vested on the date of the grant.  Accordingly, the Company recorded the limited fair value of the warrants of $10,800 as debt discount, which is being accreted as additional interest expense ratably over the term of the convertible note.

l.

On April 27, 2012, the Company sold and issued a convertible promissory note in the principal amount of $75,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 125,000 shares of common stock at an exercise price of $0.75 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note matured on August 1, 2012, was extended until September 5, 2012, and was extended a second time until December 3, 2012 and a third time until June 15, 2013. The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.3825 per share.

The gross proceeds from the sale of the note of $75,000 were recorded net of a discount of $67,647. The debt discount was comprised of $30,000 for the relative fair value of the warrants and $37,647 for the beneficial conversion feature of the note. The debt discount was accreted as additional interest expense ratably over the original term of the convertible note.

On June 29, 2012, the Company sold and issued a convertible promissory note in the principal amount of $25,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 41,250 shares of common stock at an exercise price of $0.75 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note matured on October 1, 2012 and was extended until December 3, 2012 and a second time until June 15, 2013. The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.3825 per share.

The gross proceeds from the sale of the note of $25,000 were recorded net of a discount of $22,810. The debt discount was comprised of $10,000 for the relative fair value of the warrants and $12,810 for the beneficial conversion feature of the note. The debt discount was accreted as additional interest expense ratably over the term of the convertible note.

m.

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

The gross proceeds from the sale of the note of $50,000 were recorded net of a discount of $39,700. The debt discount was comprised of $21,000 for the relative fair value of the warrants and $18,700 for the beneficial conversion feature of the note. The debt discount is being accreted as additional interest expense ratably over the original term of the convertible note.

n.

On August 6, 2012, the Company sold and issued a convertible promissory note in the principal amount of $25,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 50,000 shares of common stock at an exercise price of $0.75 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note originally matured on February 6, 2013 and was extended until June 15, 2013. The holder of

o.

the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.45 per share.

The gross proceeds from the sale of the note of $25,000 were recorded net of a discount of $18,900. The debt discount was comprised of $10,000 for the relative fair value of the warrants and $8,900 for the beneficial conversion feature of the note. The debt discount is being accreted as additional interest expense ratably over the original term of the convertible note.

p.

On August 7, 2012, the Company sold and issued a convertible promissory note in the principal amount of $20,000 at a stated interest rate of 12% per annum. The convertible note originally matured on February 7, 2013 and was extended until June 15, 2013.. Pursuant to the note, the holder of the note originally was entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.45 per share. Effective March 31, 2013, the Company and the holder entered into an agreement to amend the note to set the conversion price of the note to $0.25 per share, and the holder elected to convert the principal and interest into 86,400 shares of common stock.  The shares have not been issued as of this date.

q.

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

The gross proceeds from the sale of the note of $50,000 were recorded net of a discount of $26,857. The debt discount was comprised of $17,000 for the relative fair value of the warrants and $9,857 for the beneficial conversion feature of the note. The debt discount is being accreted as additional interest expense ratably over the term of the convertible note.

r.

On October 22, 2012, the Company sold and issued a convertible promissory note in the principal amount of $400,000 at a stated interest rate of 12% per annum.  Pursuant to this note,  the Company received $360,000 in 2012 and $40,000 in 2013. In addition the Company granted warrants to purchase 1,052,632 shares of common stock at an exercise price of $0.38 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note

s.

matures on October 22, 2014. The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.35 per share.

The gross proceeds from the sale of the note of $360,000 received during 2012 were recorded net of a discount of $260,571. The debt discount was comprised of $156,000 for the relative fair value of the warrants and $104,571 for the beneficial conversion feature of the note. The debt discount is being accreted as additional interest expense ratably over the term of the convertible note.

The intrinsic value for the outstanding convertible promissory notes as of December 31, 2012 and 2011 was approximately $0 and $980,000.

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

On July 1, 2011, the Company entered into a stock option agreement with a vendor to purchase 100,000 shares of common stock at a price of $0.50 per share.  The option agreement had a life of 30 days and was fully vested on the date of the grant.  On July 7, 2011 the options were exercised for services provided by the vendor.  Due to the nature of the transaction, the Company recorded a charge of $50,000 as a share issuance for the fair value of the services provided.

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

On October 22, 2012, the Company issued a warrant to purchase 150,000 shares of common stock at $0.45 per share for a period of five years to a consultant pursuant to a consulting agreement.  The Company recorded a charge of $38,700.

On December 18, 2012, the Company issued a warrant to purchase 400,000 shares of common stock at $0.50 per share for a period of five years to a consultant pursuant to a consulting agreement.  The Company recorded a charge of $83,900.

On December 31, 2012, GAHI and GAIM entered into a securities purchase agreement (the “Purchase Agreement”) with FireRock Capital, Inc. (“FireRock”), pursuant to which FireRock purchased 714,286 shares of the Company’s common stock and membership interests representing 25% of GAIM for gross proceeds of $250,000.  As of December 31, 2012, the unpaid proceed of $125,000 from FireRock was included in other receivable on the consolidated balance sheets.  The receivable was collected on January 2, 2013.

11.  WARRANTS

The following tables summarize the warrants activities:

	Shares	Weighted Average Exercise Price	Weighted- Average Exercisable	Aggregate Intrinsic Value

Outstanding at December 31, 2010	3,864,750	$0.53	3,864,750	$-
Granted	2,216,073	0.35	2,216,073	422,611
Exercised	(1,725,127)	0.34	(1,725,127)	189,764
Cancelled and surrendered	(112,707)	(0.35)	(112,707)	11,271

Outstanding at December 31, 2011	4,242,989	0.48	4,242,989	1,145,607

Granted	3,219,520	0.49	3,219,520	-
Exercised	-	-	-	-
Cancelled and surrendered	-	-	-	-

Outstanding at December 31, 2012	7,462,509	$0.50	7,462,509	$-

Exercise Price	Average Number Outstanding	Average Contractual Life	Average Exercise price	Warrants Exercisable
$0.30 to $0.75	5,829,009	3.28	$ 0.44	5,829,009
$0.67	1,633,500	1.38	$ 0.67	1,633,500

	7,462,509	-	-	7,462,509

12.  NON-CONTROLLING INTEREST

As of December 31, 2011, the Company had two operating subsidiaries which were not wholly owned.  The Company had a 67% equity interest in Lillybell and a 95% equity interest in GAIM. During the year ended December 31, 2012, the Company acquired the remaining 5% equity interest in GAIM, and then sold 25%, retaining an equity interest of 75% of GAIM.  As of December 31, 2012 and 2011, the third party non-controlling interests were $(159,035) and $(179,935), respectively.

13.  RELATED PARTIES

The Company has a month-to-month agreement with Broad Sword Holdings, LLC, one of the Company’s stockholders, whereby Broad Sword Holdings, LLC provides office space to the Company.  During the years ended December 31, 2012 and 2011, the Company was charged approximately $267,000 and $324,000, respectively, for office space.

Other receivable – related party in part represents a receivable from Global Arena Master Fund, Ltd.  Global Arena Master Fund, Ltd. is an alternative investment vehicle which invests the funds of Global Arena Macro Fund, Ltd., an alternative investment vehicle owned by investors purchasing shares in the fund.  The Company will earn a management fee for its services.  Those advances are non-interest bearing and payable on demand.  At December 31, 2012 and December 31, 2011, the receivable was approximately $14,000 and $0 from Global Arena Master Fund, Ltd., respectively.

Other receivable – related party also represents advances to Broad Sword Holdings, LLC.  Those advances are non-interest bearing and payable on demand.  At December 31, 2012 and 2011, the receivable was approximately $20,000 and $4,000, respectively.

14.  INCOME TAXES

As of December 31, 2012 and 2011, the Company had approximately $8,000,000 and $5,600,000, respectively, of federal net operating loss carryforwards available to offset future taxable income.  These net operating losses which, if not utilized, begin expiring in

2029. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s net operating loss carryforwards may be subject to an annual limitation in the event of a change of control.

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

FASB ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized.  A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the length of carryback and carryforward periods, and expectations of future profits, etc.  The Company believes that significant uncertainty exists with respect to the future realization of the deferred tax assets and has therefore established a valuation allowance for the full amount as of December 31, 2012 and 2011.  The change in the deferred tax valuation allowance increased by approximately $982,000 and $1,135,000 during the years ended December 31, 2012 and 2011, respectively.

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

Interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “interest expense, net” in the statement of operations.  Penalties would be recognized as a component of “general and administrative expenses.”  No interest or penalties were recorded during the years ended December 31,

2012 and 2011.  As of December 31, 2012 and 2011, no liability for unrecognized tax benefits was required to be reported.  The Company does not expect any significant changes in its unrecognized tax benefits in the next 12 months.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities.  The Company files income tax returns in the United States (federal) and in New York.  The Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2008.

The components of deferred tax assets (liabilities) at December 31, 2012 and 2011 are as follows:

	2012	2011

Net operating losses	$3,233,000	$2,251,000
Less valuation allowance	(3,233,000)	(2,251,000)

Net deferred tax assets	$-	$-

For the years ended December 31, 2012 and 2011, the income tax provision (benefit) consists of the following:

	2012	2011

Deferred:
Federal	$(835,000)	$(964,000)
State and local	(147,000)	(171,000)
Change in valuation allowance	982,000	1,135,000

Income tax provision	$-	$-

The reconciliation between the statutory federal income tax rate (34%) and the Company’s effective rate for the years ended December 31, 2012 and 2011 is as follows:

	2012	2011

Federal statutory rate	(34%)	(34%)
State tax rate, net of benefit	(6%)	(6%)
Non-deductible meals and entertainment	1%	1%
Valuation allowance	39%	39%

Effective rate	0%	0%

15.  COMMITMENTS AND CONTINGENCIES

Litigation

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

In early July 2012, GACOM advised the National Futures Association (“NFA”) that Interactive Brokers, LLC, a futures commission merchant that carries GACOM’s introduced futures accounts, had established an account structure that did not comply with Commodity Futures Trading Commission regulations.  The Company has cooperated fully with NFA’s audit.  In late August 2012, the staff of NFA informed the Company that NFA has made a preliminary determination to recommend an action against the Company in connection therewith.

Subsequent to the year end on March 1, 2013, as a result of the audit commenced in August 2012 as described in the preceding paragraph, the NFA filed a complaint with its Business Conduct Committee against GACOM, and its former president, an NFA associate and a principal and a registered associated person of GACOM.  The complaint generally alleged that GACOM and/or the former president, as appropriate, acted as a futures commission merchant without maintaining the appropriate registration, failed to ensure that a third party who provided leads and customer referrals to GACOM had not used misleading promotional material to generate such leads, failed to conduct adequate due diligence to determine whether an entity with which GACOM conducted business required CFTC registration or NFA membership, failed to implement an adequate anti-money laundering program, and committed certain supervisory failures.  GACOM and the former president deny the allegations set forth in the Complaint and intend to vigorously defend against such claims.  Nonetheless, in the event that the NFA determines that GACOM and/or the former president committed such violations, each of GACOM and the former president could be subject to significant penalties, including, without limitation, expulsion for a specified period from NFA membership and suspension for a specified period from association with an NFA member, respectively.  The Management is unable to determine the impact, if any, the complaint or any final determination may have on GACOM’s business; however, if it is finally determined that GACOM and/or the former president committed any such violations, such determination could have a material adverse impact on the Company’s businesses and its consolidated financial statements.

In addition, certain directors, officers, employees and/or registered representatives of GACC have been called before FINRA for on-the-record interviews in connection with certain FINRA inquiries.  At this time, GACC’s management is unable to determine what will be the ultimate outcome of such inquiries, including whether any formal investigation, proceeding or action will be instituted against GACC or certain of its directors, officers, employees and/or registered representatives relating to allegations of FINRA rule violations, and if so, whether any such investigation, proceeding or action will materially impact our consolidated financial statements.

On October 12, 2011, a former OSJ of GACC (“Claimant”) filed a complaint with the Nassau County Court, State of New York, Index Number 11-014606 against the Company, as a shareholder of GACC, Josh Winkler, as an officer of GACC and JSM Capital Holding Corp. and Broad Sword Holdings, LLC, as majority shareholders of GACC. The complaint seeks a recovery on several counts resulting from the purported wrongful termination of Plaintiff and lack of Notice by Global Arena Capital Corp.  On October 25, 2012, Claimant’s counsel executed a written stipulation discontinuing the action with prejudice.

GACC is currently involved in an arbitration with the Claimant mentioned above, in which the Claimant alleges that GACC and various of its registered representatives (“Respondents”) engaged in a concerted course of action to wrest from him his book of business by wrongfully terminating an Office of Supervisory Jurisdiction Agreement (“OSJ Agreement”). The Claimant has recently been barred from the securities industry for egregious violations of securities laws, rules and regulations that occurred prior to him joining GACC. The Statement of Claim purports to seek recovery based on theories of fraud, fraudulent inducement, unfair competition, breach of contract, tortuous interference and unjust enrichment, among other things. Claimant alleges and seeks five million five hundred thousand ($5,500,000) in damages. The Respondents interposed a Statement of Answer denying Claimant’s allegations and claims. In addition, GACC has asserted counterclaims for fraud, breach of contract, business defamation, indemnification and other claims as well, which arise out of his failure to properly disclose all his regulatory issues in inducing GACC to establish a business relationship with him and his conduct after he joined GACC. Respondents have vigorously contested the Claimant’s claims and will continue doing so as they believe those claims are patently without merit. GACC also will continue prosecuting its counterclaims. Evidentiary hearings were set for January 2013, but have been adjourned to July 2013. Management is unable to determine the ultimate outcome of the arbitration and the impact, if any, to the Company’s financial statements at this time.

In October 2012, GACC received a complaint from a customer’s attorney alleging excessive commissions and one or more sales practice violations, but principally sounding in an alleged failure to execute stop loss orders. The attorney demanded payment of the sum of $642,000, allegedly representing the amount of the customer’s damages. The matter has been submitted to GACC’s insurance company to put it on notice of a potential claim. An arbitration has not been brought. Should one be brought, GACC intends to vigorously contest and defend it.

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

It is the Company’s policy to review, as necessary, the credit standing of its customers and each counterparty.  Amounts due from customers that are considered uncollectible by the clearing broker are charged back to the Company when such amounts become determinable. Upon notification of a charge back, such amounts, in total or in part, are then either (i) collected from the customers, (ii) charged to the broker initiating the transaction, and/or (iii) charged as an expense in the accompanying statement of operations, based on the particular facts and circumstances.

The maximum potential amount for future payments that the Company could be required to pay under this indemnification cannot be estimated. However, the Company believes that it is unlikely it will have to make any material payments under these arrangements and has not recorded any contingent liability in the consolidated financial statements for this indemnification.

16.  REVENUE CONCENTRATIONS

The Company considers significant revenue concentrations to be clients or brokers who account for 10% or more of the total revenues generated by the Company during the period.  The Company had one broker who accounted for 11% of total revenues, which included no revenue from a single customer that accounted for 10% or more of total revenues, during the fiscal year ended December 31, 2012.  During the year ended December 31, 2011, the Company had no brokers who accounted for 10% of total revenues, and no revenues from a single customer that accounted for 10% or more of total revenues.

17.  SUBSEQUENT EVENTS

On March 7, 2013, the Company and Courtney Smith entered into a purchase agreement pursuant to which Global Arena Holding, Inc. sold 100% of its member interests in GATA for $500.

As discussed in detail under Note 9, the Company repaid two convertible debts and related interest in March and April 2013.  Also, on March 31, 2013, the Company and another convertible debt holder entered into an agreement to amend the note to set the conversion price of the note to $0.25 per share, and the holder elected to convert the principal and interest into 86,400 shares of common stock.  The shares have not been issued as of the date of the report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Controls and Procedures.

During the year ended December 31, 2012, there were changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2012. Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of December 31, 2012 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the December 31, 2012 audit of our consolidated financial statements, our independent auditors did not identify significant deficiencies that together would constitute a material weakness in our internal control over financial reporting.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to our executive officers.

Summary Compensation Table

Name and Principal Position	Cash Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Josh Winkler	2012	142,500	-	29,000	-	171,500
CEO, CFO	2011	-	-	-	-	-

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the stock options outstanding to Global Arena's executive officers.

Option Awards

Outstanding Equity Awards at December 31, 2012

Name	Number of Securities Underlying Unexercised Options/ Exercisable	Number of Securities Underlying Unexercised Options/ Unexercisable	Option Exercise Price	Option Expiration Date
Josh Winkler	0	100,000	$0.45	July 17, 2015

Director Compensation for 2012

The following table set forth certain information as to the compensation paid to our Directors.

Summary Compensation Table

Name and Principal Position	Cash Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John S. Matthews	2012	231,145	-	145,000	-	376,145
Chairman	2011	279,463	-	-	-	279,463

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the stock options outstanding to Global Arena's Directors.

Option Awards

Outstanding Equity Awards at December 31, 2012

Name and Principal Position	Number of Securities Underlying Unexercised Options/ Exercisable	Number of Securities Underlying Unexercised Options/ Unexercisable	Option Exercise Price	Option Expiration Date
John Matthews, Chariman	0	500,000	$0.45	July 17, 2015
Facundo Bacardi, Director		125,000	$0.45	July 17, 2015
Martin Doane, Director		200,000	$0.45	July 17, 2015

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of April 16, 2013, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

Name and Address	Amount	Percentage
Josh Winkler	3,244,566	14.78%
443 B 7th St.
Far Rockaway, NY 11691

John Matthews	2,842,028	12.95%
10 Short Dr.,
Roslyn, NY 11576

All Officers and Directors as a Group (2 persons)	6,086,594	27.73%

UBEquity Capital Partners, Inc.	3,072,027	14.00%
36 Lombard St., Ste 700
Toronto Ontario, Canada M5C 2X3

JSM Capital Holding Corp.	2,132,157	9.71%
708 Third Ave 11th Fl
New York, NY 10017

Based upon 21,949,015 outstanding common shares as of April 16, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company has a month-to-month agreement with Broad Sword Holdings, LLC, one of the Company’s stockholders, whereby Broad Sword Holdings, LLC provides office space to the Company.  During the years ended December 31, 2012 and 2011, the Company was charged approximately $267,000 and $324,000, respectively, for office space.

Other receivable – related party in part represents a receivable from Global Arena Master Fund, Ltd.  Global Arena Master Fund, Ltd. is an alternative investment vehicle which invests the funds of Global Arena Macro Fund, Ltd., an alternative investment vehicle owned by investors purchasing shares in the fund.  The Company will earn a management fee for its services. Those advances are non-interest bearing and payable on demand.  At December 31, 2012 and December 31, 2011, the receivable was approximately $14,000 and $0 from Global Arena Master Fund, Ltd., respectively.

Other receivable – related party also represents advances to Broad Sword Holdings, LLC.  Those advances are non-interest bearing and payable on demand.  At December 31, 2012 and 2011, the receivable was approximately $20,000 and $4,000, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed and estimated to be billed for January 1, 2011 through August 1, 2011 for professional services rendered by P.C. Liu, CPA, P.C. for the audit of the registrant’s annual financial statements and review of the financial statements included in the registrant’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the January 1, 2011 through August 1, 2011, $8,000.

The aggregate fees billed and estimated to be billed for the year ended December 31, 2011 for professional services rendered by Marcum LLP. for the audit of the registrant’s annual financial statements and review of the financial statements included in the registrant’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements were $107,750.

The aggregate fees billed and estimated to be billed for the period ended December 31, 2011 and for the year ended December 31, 2012 for professional services rendered by Wei, Wei and Co. LLP. for the audit of the registrants annual financial statements and review of the financial statements included in the registrant’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the period ended December 31, 2011, were $55,000 and $99,300, respectively.

Audit related fees

The aggregate fees billed for the period January 1, 2011 through August 1, 2011 for assurance and related services by P.C. Liu , CPA, P.C. that are reasonably related to the performance of the audit or review of the registrant’s financial statements for that fiscal year were $8,000.

The aggregate fees billed for the period ended December 31, 2011 for assurance and related services by Marcum LLP. that are reasonably related to the performance of the audit or review of the registrant’s financial statements for that fiscal year were included in the above $107,750.

The aggregate fees billed for the period ended December 31, 2011 and for the year ended December 31, 2012 for assurance and related services by Wei, Wei and Co., LLP that are reasonably related to the performance of the audit or review of the registrant’s financial statements for that fiscal year were included in the above listed were $53,800 and $99,300, respectively.

Tax Fees

We did not incur any aggregate tax fees and expenses from P.C. Liu, CPA, P.C. for the period January 1, 2011 through August 1, 2011 for professional services rendered for tax compliance, tax advice, and tax planning.

The aggregate fees billed for the period from August 1, 2011 through the period ended September 30, 2011 for tax related services by Marcum LLP. that are reasonably related to professional services rendered for tax compliance, tax advice, and tax planning for that fiscal year were $14,500.

We incurred aggregate tax fees and expenses from Wei, Wei and Co., LLP during the period ended December 31, 2011 and during the year ended December 31, 2012 for professional services rendered for tax compliance, tax advice, and tax planning of $0 and $14,050, respectively.

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

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2012 and 2011

Statements of Operations for the years ended December 31, 2011 and 2011

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2012 and 2011

Statements of Cash Flows for the years ended December 31, 2012 and 2011

Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:  None.

(a)(3) Exhibits

The following exhibits are included herewith:

Exhibit No.	Description
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

NO.	DESCRIPTION	FILED WITH	DATE FILED
1.1	Form of Underwriting Agreement	Form SB-2	February 11, 2002
1.2	Form of Agreement Among Underwriters	Form SB-2	February 11, 2002
1.3	Form of Selected Dealer Agreement	Form SB-2	February 11, 2002
1.4	Form of Consulting Agreement with Schneider Securities, Inc.	Form SB-2	February 11, 2002
2.1	Form of Agreement and Plan of Merger between Dickie Walker Marine, Inc., a California corporation and Dickie Walker Marine, Inc., a Delaware Corporation	Form SB-2	February 11, 2002
2.2	Acquisition Agreement	Form 8-K	February 8, 2005
2.3	Amendment No. 2 to Acquisition Agreement	Form 8-K	July 20, 2005
2.4	Share Change Agreement	Form 8-K	April 13, 2006
3.1a	Articles of Incorporation for Montiel Marketing Group, Inc. as filed with the California Secretary of State on February 16, 2001	Form SB-2	February 11, 2002
3.1b	Certificate of Amendment to the Articles of Incorporation as filed with the California Secretary of State on February 16, 2002	Form SB-2/A	February 11, 2002
3.1c	Certificate of Incorporation for Dickie Walker Marine, Inc. as filed with the Delaware Secretary of State on February 4, 2002	Form SB-2	February 11, 2002
3.2a	Bylaws of the California corporation as adopted by its Board of Directors on October 10, 2000	Form SB-2	February 11, 2002
3.2b	Amended and Restated Bylaws of the Delaware corporation as adopted by its Board of Directors May 1, 2002	Form SB-2/A	May 13, 2002
3.3	Certificate of Amendment of Certificate of Incorporation of Dickie Walker Marine, Inc.	Form 8-K	July 20, 2006
4.1	Specimen stock certificate representing shares of common stock of the registrant	Form SB-2/A	April 18, 2002
4.2	Form of Representative's Warrant	Form SB-2	February 11, 2002
4.3	Placement Agent's Warrant	Form SB-2	February 11, 2002
4.4	Form of Investor Note from 2001 Private Placement	Form SB-2	February 11, 2002
4.5	Selling Agent Agreement	Form 10KSB	December 29, 2004
4.6	Investor Promissory Note	Form 10KSB	December 29, 2004

4.7	Investor Warrant	Form 10KSB	December 29, 2004
4.8	Placement Agent's Warrants	Form 10KSB	December 29, 2004
4.9	Certificate of Designation for Preferred Stock	Form 8-K	April 13, 2006
4.10	Stock Option and Proxy	Form SC 13D	December 7, 2010
4.11	2011 Stock Awards Plan	Form S-8	July 6, 2011
10.1	$50,000 Promissory Note in favor of Gerald W. Montiel dated January 15, 2002	Form SB-2	February 11, 2002
10.2	$45,000 Promissory Note in favor of Gerald W. Montiel dated January 31, 2002	Form SB-2	February 11, 2002
10.3	Form of Reimbursement Agreement between Gerald W. Montiel and the company dated February 1, 2002	Form SB-2	February 11, 2002
10.4	License Agreement between Gerald W. Montiel and the company dated February 1, 2001	Form SB-2	February 11, 2002
10.5	Strategic Alliance Agreement with West Marine Products, Inc. dated October 19, 2001 (Confidential Treatment Requested)	Form SB-2/A	May 13, 2002
10.6	Facility Lease Agreement with WHMF dated February 1, 2002 for the facility located at 1414 South Tremont Street, Oceanside, California	Form SB-2	February 11, 2002
10.7	2002 Equity Incentive Plan	Form SB-2	February 11, 2002
10.8	Form of Lock-Up Agreement among the officers, directors and stockholders and the representative	Form SB-2	February 11, 2002
10.9	Form of Employment Agreement with Gerald W. Montiel dated February 1, 2002	Form SB-2	February 11, 2002
10.10	Equipment Lease Agreement with Emtex Leasing Corporation dated April 4, 2001	Form SB-2	February 11, 2002
10.11	Form of Stockholder Rights Agreement	Form SB-2/A	April 1, 2002
10.12	Lease Agreement	Form 10KSB	December 20, 2002
10.16	Separation Agreement and Complete Release	Form 8-K	October 21, 2003
10.17	Dick Walker Marine Inc. Code of Ethics	Form 10KSB	December 17, 2003
10.18	Financial and Code of Ethics Complaint Procedure Policy	Form 10KSB	December 17, 2003
10.19	Amendment to Strategic Alliance Agreement	Form 10KSB	December 17, 2003
10.20	Form of Parent Support Agreement	Form 8-K	February 8, 2005
10.21	Form of Lock-Up Agreement	Form 8-K	February 8, 2005

10.22	Consulting Agreement with Gerald Montiel	Form 8-K	February 8, 2005
10.23	Form of Incentive Stock Option Grant Under DWM 2002 Equity Incentive Plan	Form S-4	May 10, 2005
10.24	Form of Non-Qualified Stock Option Grant Under DWM 2002 Equity Incentive Plan	Form S-4	May 10, 2005
10.25	Mutual Lease Agreement	Form 8-K	October 14, 2005
10.26	Form of Employment Agreement with Gerald W. Montiel	Form 8-K	April 13, 2006
10.27	Form of Employment Agreement with Javier Vidrio	Form 8-K	April 13, 2006
10.28	Form of Consulting Agreement with Montiel Marketing Group	Form 8-K	April 13, 2006
10.29	Agreement and Plan of Reorganization	Form 8-K	January 25, 2011
10.30	Assignment and Assumption and Management Agreement	Form 8-K	January 25, 2011
10.31	Securities Purchase Agreement	Form 8-K	January 7, 2013
10.32	Amendment 1 to Securities Purchase Agreement	Form 8-K	January 25, 2013
10.33	Agreement of Sale	Form 8-K	January 31, 2013
16.1	Letter from Ernst and Young LLP	Form 8-K	September 15, 2005
16.2	Letter from Mendoza Berger and Company, LLP	Form 8-K/A	June 30, 2006
16.3	Letter from Patricia and Zhao, LLC	Form 8-K/A	March 20, 2008
16.4	Auditor's Letter: P.C. Liu	Form 8-K/A	September 15, 2011
16.5	Change of Accountant Letter	Form 8-K	February 9, 2012
24.1	Limited Power of Attorney	Form 4	July 30, 2003
99.1	Certification for CEO	Form 10KSB	December 20, 2002
99.2	Certification for CFO	Form 10KSB	December 20, 2002
99.3	Press Release for Dickie Walker Marine, Inc.	Form 8-K	December 18, 2003
99.4	Press Release Dated February 11, 2004	Form 8-K	February 12, 2004
99.5	Press Release	Form 8-K	April 4, 2004
99.6	Press Release	Form 8-K	September 3, 2004
99.7	Press Release	Form 8-K	December 30, 2004
99.8	Press Release	Form 8-K	February 8, 2005
99.9	Press Release	Form 8-K	May 13, 2005
99.10	Press Release	Form 8-K	June 1, 2005
99.11	Press Release	Form 8-K	July 7, 2005
99.12	Press Release	Form 8-K	July 20, 2005
99.13	Press Release	Form 8-K	August 3, 2005
99.14	Press Release	Form 8-K	August 17, 2005
99.15	Press Release	Form 8-K	October 14, 2005

99.16	Press Release	Form 8-K	November 7, 2005
99.17	Press Release	Form 8-K	April 13, 2006
99.18	Agreement and Plan of Merger	DEF 14C	April 29, 2011
99.19	Section 262 of DGCL	DEF 14C	April 29, 2011
99.20	Share Purchase Agreement	Form 8-K	July 20, 2012
99.21	Financial Statements and Supplementary Information	Form 8-K	July 20, 2012
99.22	Financial Statements and Supplemental Schedule and Independent Auditor's Report and Supplemental Report on Internal Control and Independent Accountants' Report on Applying Agreed-Upon Procedures	Form 8-K	July 20, 2012
99.23	Statement of Financial Condition	Form 8-K	July 20, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Arena Holding, Inc.

/s/ Joshua Winkler

By: Joshua Winkler

Chief Executive Officer

Chief Financial Officer

Director,

Date:  April 16, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Joshua Winkler	CEO/ CFO	April 16, 2013
Director,
/s/John Matthews	Chairman	April 16, 2013