Form 10-K/A
period 2012-12-31
Global Arena Holding, Inc.
filed 2013-04-16
CIK 1138724

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

Explanatory Note:  Global Arena Holding, Inc. is filing this Amendment 1 to the Form 10-K for the period ended December 31, 2012 that it filed with the Securities and Exchange Commission on April 16, 2013 solely for the purposes of correcting certain information in our interactive data file.

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