Form 10-Q
period 2013-03-31
Global Arena Holding, Inc.
filed 2013-05-20
CIK 1138724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2013

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number  0-49819

Global Arena Holding, Inc.

 (Exact name of registrant as specified in its charter)

Delaware	33-0931599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

420 Lexington Avenue, New York, NY	10170
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

May 20, 2013:

Common Stock  -  22,635,337

GLOBAL ARENA HOLDING, INC.

FORM 10-Q

For the quarterly period ended March 31, 2013

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2013	December 31, 2012
	(Unaudited)

Current assets
Cash	$ 127,461	$ 376,942
Due from clearing organization	441,208	475,861
Advances to registered representatives and employees	138,882	100,454
Prepaid expenses and other current assets	156,956	112,099
Other receivable	-	125,000
Other receivable - related parties	18,005	34,041

Total current assets	882,512	1,224,397

Fixed assets, net of accumulated depreciation
of $17,186 and $16,054, respectively	6,682	7,814

Other assets
Goodwill	33,900	-
Deposits with clearing organizations	50,003	50,003

Total other assets	83,903	50,003

TOTAL ASSETS	$ 973,097	$ 1,282,214

(Continued on next page)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)	March 31, 2013	December 31, 2012
	(Unaudited)
Current liabilities
Accounts payable and accrued expenses	$ 633,179	$ 516,752
Commission payable	400,201	413,244
Convertible promissory notes payable,
net of debt discount of $85,720 and $182,600
at March 31, 2013 and December 31, 2012, respectively	1,104,795	1,161,915
Derivative liability	971,500	905,700
Total current liabilities	3,109,675	2,997,611

Convertible promissory notes payable,
net of debt discount of $223,572 and $259,500
at March 31, 2013 and December 31, 2012, respectively	226,428	150,500
Total liabilities	3,336,103	3,148,111

Stockholders’ (deficiency)
Common stock, $0.001 par value; 100,000,000 shares	22,635	21,949
authorized; 22,635,337 and 21,948,937 shares issued and outstanding at
March 31, 2013 and December 31, 2012, respectively
Additional paid-in capital	6,744,562	6,247,736
Accumulated (deficit)	(8,918,492)	(7,976,547)

Stockholders’ (deficiency) attributable to controlling interests	(2,151,295)	(1,706,862)

Noncontrolling interests	(211,711)	(159,035)
Total stockholders’ (deficiency)	(2,363,006)	(1,865,897)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)	$ 973,097	$ 1,282,214

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(UNAUDITED)

	2013	2012
Revenues
Investment advisory fees	$ -	$ 187,039
Commissions and other	2,117,379	2,151,068
Total revenues	2,117,379	2,338,107

Operating expenses
Commissions	1,416,703	1,830,364
Salaries and benefits	285,616	256,937
Occupancy	60,228	76,861
Business development	74,439	81,404
Professional fees	370,352	139,123
Stock-based compensation	160,892	-
Clearing and operations	251,318	183,877
Communication and data	25,449	28,846
Regulatory fees	31,973	49,113
Office and other	55,807	62,581
Total operating expenses	2,732,777	2,709,106
(Loss) from operations	(615,398)	(370,999)

Other income (expenses)
Loss on sale of GATA	(2,353)	-
Interest expense	(191,470)	(236,059)
Change in fair value of derivative liability	(185,400)	335,500
Total other (expenses) income	(379,223)	99,441

Net (loss) before noncontrolling interests	(994,621)	(271,558)
Net (loss) attributable to noncontrolling interests	(52,676)	(7,914)

Net (loss) attributable to common stockholders	$ (941,945)	$(263,644)
(Loss) per common share, basic and diluted	$ (0.04)	$ (0.01)
Weighted average shares outstanding, basic and diluted	22,009,611	21,234,651

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(UNAUDITED)

	2013	2012
Cash flows from operating activities
Net (loss) before noncontrolling interests	$ (994,621)	$ (271,558)
Adjustment to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	1,132	1,278
Accretion of debt discount	144,328	202,767
Stock-based compensation to employees and consultants	160,892	-
Change in fair value of derivative liability	185,400	(335,500)
Loss on sale of GATA	2,353	-
Change in operating assets and liabilities:
Due from clearing organization	31,805	(322,978)
Deposits with clearing organizations	-	1,587
Advances to registered representatives and employees	(38,428)	32,284
Prepaid expenses and other current assets	(44,857)	36,738
Commissions payable	(13,043)	357,961
Accounts payable and accrued expenses	118,027	114,513
Net cash (used in) operating activities	(447,012)	(182,908)

Cash flows from investing activities
Proceeds from sale of 25% interest in GAIM	35,714	-
Proceeds from sale of GATA	495	-
Net cash provided by investing activities	36,209	-

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	239,286	-
Proceeds from convertible promissory notes	40,000	265,000
Repayment of convertible promissory notes	(134,000)	-
Advances from (to) related parties	16,036	12,119
Net cash provided by financing activities	161,322	277,119

Net change in cash	(249,481)	94,211
Cash, beginning of period	376,942	28,176
Cash, end of period	$ 127,461	$ 122,387

(Continued on next page)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(UNAUDITED)

	2013	2012

Supplemental disclosure of cash flow information

Cash paid for income taxes	$ 8,789	$ 13,970

Cash paid for interest	$ 142,348	$ -

Supplemental disclosure of non-cash investing and financing activities

Issuance of warrants in connection with debt	$ -	$ 262,000

Reclassification of derivative liabilities to equity	$ 119,600	$ -

Issuance of options for the purchase of MGA	$ 33,900	$ -

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(UNAUDITED)

1.  ORGANIZATION

Description of the Business

Global Arena Holding, Inc. (formerly, “Global Arena Holding Subsidiary Corp.”) (“GAHI”), was formed in February 2009, in the state of Delaware.  GAHI is a financial services firm that services the financial community through its subsidiaries as follows:

Global Arena Capital Corp. (“GACC”) is a wholly owned subsidiary that is a full service financial services company. GACC is a registered broker/dealer with the U.S. Securities Registry Deposit and is also a Member of the Municipal Rule Making Board, as well as a member of Securities Investor Protection Corp. GACC is engaged in the securities business, which comprises several classes of securities transactions such as equities, corporate and municipal bonds, mutual funds, insurance and options, all of which the broker dealer executes as risk-less principal and agency transactions.  Global Arena Investment Management LLC (“GAIM”), a majority owned subsidiary, provides investment advisory services to its clients.  GAIM is registered with the Securities and Exchange Commission (the “SEC”) as an investment advisor and clears all of its business through Fidelity Advisors (“Fidelity”), its correspondent broker. Global Arena Commodities Corp. (“GACOM”), a wholly owned subsidiary, provides commodities brokerage services and earns commissions. Lillybell Entertainment, LLC (“Lillybell”), a majority owned subsidiary, provides finance services to the entertainment industry.  MGA International Brokerage LLC (“MGA”), a newly acquired majority owned subsidiary and a New York limited liability company, is a full-service insurance broker.   MGA offers comprehensive life and property and casualty insurance services, solutions and advice.  Global Arena Trading Advisors, LLC (“GATA”), provides futures advisory services and earns fees. GATA is registered with the National Futures Association (NFA) as a commodities trading advisor.  On March 7, 2013, the Company sold GATA to a third party.

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

The following financial statement amounts and balances of GACC, excluding intercompany receivables and payables or intercompany allocations, have been included in the accompanying consolidated financial statements:

	March 31, 2013	December 31, 2012

Total assets	$ 847,016	$ 861,206
Total liabilities	$ 519,400	$ 542,260

	For the three months ended March 31,
	2013	2012

Total revenue	$2,023,198	$2,135,478
Net income (loss)	34,062	(62,936)

Acquisition of MGA International Brokerage LLC

On January 29, 2013, the Company entered into an agreement of sale with Marc Goldin and MGA to purchase 66.67% of the aggregate outstanding member interests of MGA, for a consideration of options to purchase 300,000 shares of the Company’s common shares, valued using the Black-Scholes valuation method.  Each option is exercisable into one common share of the Company at the exercise price of $0.25 per common share.  The exercise period is one year from the agreement date.

The acquisition was accounted for under the purchase method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805.  Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets of MGA based on their estimated fair values.  At the acquisition date, MGA has no material net assets.  The goodwill of $33,900 arising from the acquisition consists largely of the anticipated synergies and business relationship with insurance customers expected from combining the operations of the Company and MGA.

In accordance with SEC Regulation S-X Rule 3-05, MGA was not a significant subsidiary as of the acquisition date.  Therefore, no pro forma financial information related to the acquisition is required to be presented in accordance with SEC Regulation S-X Rule 11-01.

Sale of Global Arena Trading Advisors, LLC

On March 7, 2013, the Company and Courtney Smith entered into an purchase agreement for the sale of the Company’s 100% interests in GATA to Courtney Smith for $500.  The related loss of $2,353 was included in the accompanying statement of operations for the three months ended March 31, 2013.  In accordance with SEC Regulation S-X Rule 3-05, GATA was not a significant subsidiary as of the disposal date.  Therefore, no pro forma financial information related to the disposal is required to be presented in accordance with SEC Regulation S-X Rule 11-01.

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of GAHI and its wholly-owned subsidiaries and majority owned subsidiaries, GACC, GAIM, GACOM, Lillybell, MGA from January 29, 2013, the date of acquisition, and GATA through March 7, 2013, the date of sale.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited interim consolidated financial statements of the Company as of March 31, 2013 and for the three months ended March 31, 2013 and 2012, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.  Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the year ended December 31, 2012, previously filed with the SEC.  In the opinion of management, the interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2013.

Revenue Recognition

The Company’s revenue recognition policies comply with SEC revenue recognition rules and FASB ASC 605-10-S99.  The Company earns revenues through various services it provides to its clients.  Advisory fees are on a contractual basis with the fee stipulated in the contract and are recognized based on the terms of the contract during the period the service is provided.  Insurance commission revenues are recognized at the later of the billing or the effective date of the related insurance policies, net of an allowance for estimated policy cancellations.

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

Goodwill

In accordance with FASB ASC 805 “Business Combinations” (“ASC 805”), the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree were recognized at the acquisition date, measured at their fair values as of that date.  Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations and is not amortized in accordance with FASB ASC 350, “Intangibles – Goodwill and Other” (“ASC 350”). ASC 350 addresses the amortization of intangible assets with defined lives and the impairment testing and recognition for goodwill and indefinite-lived intangible assets. The Company is required to evaluate the carrying value of its goodwill for potential impairment on an annual basis or more frequently if indicators arise. While the Company may use a variety of methods to estimate fair value for impairment testing, its primary methods are discounted cash flows and a market based analysis. When appropriate, the carrying value of these assets is reduced to fair value.

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Deposits with Clearing Organizations

As of March 31, 2013 and December 31, 2012, deposits with clearing organizations consisted primarily of cash deposits in accordance with the clearing arrangement.

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

If the carrying amount exceeds the asset’s estimated futures cash flows (discounted and with interest charges), the loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets.  Based on its assessments, the Company did not incur any impairment charges for the three months ended March 31, 2013 and 2012.

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

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs, which are included in business development expenses, were deemed to be de minimus for the three months ended March 31, 2013 and 2012.

Stock-Based Compensation

The fair value of stock options and stock warrants issued to third party consultants and to employees, officers and directors is recorded in accordance with the measurement and recognition criteria of FASB ASC 505-50, “Equity-Based Payments to Non-Employees” and FASB ASC 718, “Compensation – Stock Based Compensation,” respectively.

The options and warrants are valued using the Black-Scholes valuation method, which was developed for use in estimating the value of traded options that have no vesting restrictions and are freely transferable.  This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables.  These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected stock option and warrants exercise behaviors.

Because the Company’s stock options and warrants have characteristics different from those of its traded stock, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options and warrants.

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes,” which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  As of March 31, 2013 and December 31, 2012, the Company had deferred tax assets of approximately $3,620,000 and $3,233,000, respectively, for net operating loss carryforwards, which were fully reserved by a valuation allowance due to the significant uncertainty with respect to its future realization.

The Company follows the provisions of FASB ASC 740-10-25, which prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns.  FASB ASC 740-10-25 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. The Company is generally no longer subject to federal, state and local income tax examinations by tax authorities for tax years prior to 2009.

3.  RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2013, FASB issued Accounting Standards Update 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (a consensus of the FASB Emerging Issues Task Force). This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This stipulates that (1) it will include the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and (2) any additional amount the entity expects to pay on behalf of the other entities. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The amendments in this update are effective for fiscal periods (and interim reporting periods within those years) beginning after December 15, 2013. This standard is not expected to have a material impact on the Company’s results of operations or financial position.

In February 2013, FASB issued Accounting standards update 2013-02, “Comprehensive Income Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” This update requires an entity to provide information about the amount reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting periods. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other discourses required under U.S. GAAP that provide additional detail about those amounts. The objective in this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update should be applied prospectively for reporting periods beginning after December 15, 2012. This update did not have a material impact on the Company’s results of operations or financial position.

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

These common stock equivalents may dilute future earnings per share.  Total shares issuable upon the exercise of outstanding warrants and conversion of convertible promissory notes for quarters ended March 31, were as follows:

	2013	2012
Warrants	11,406,533	4,815,847
Convertible debts	4,919,864	3,167,962
Stock options	2,375,000	-

Common stock equivalents	18,701,397	7,983,809

5.  DERIVATIVE FINANCIAL INSTRUMENTS

In October 2010, in connection with a subscription agreement, the Company issued 2,231,250 warrants to an investor. The warrants have a term of three years. Per the terms of the subscription agreement, in the event the Company, at any time while all or any portion of these warrants are outstanding, sells any shares of common stock per share, or issues common stock equivalents at a conversion price, less than the warrant exercise price, the warrant price will be adjusted accordingly. In accordance with the provisions of ASC 815-40, these warrants are subject to derivative accounting treatment under ASC 815-10 and are recorded as a liability which is revalued at fair value at each reporting date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date.  The Company reassesses the classification at each balance sheet date.  If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. The Company uses the Black-Scholes valuation method to value the derivative instruments at inception and on subsequent valuation dates. The derivatives were extinguished on January 1, 2013 upon a mutual agreement reached between the Company and the warrants holder. However, prior to extinguishment, the fair value of the derivatives measured using the Black-Scholes valuation method was $119,600, resulting in a gain of $3,800 recorded in the statements of consolidated operations for the quarter ended March 31, 2013.

On December 31, 2012, in connection with an extension of the maturity date of certain convertible notes which were due on May 31, 2012 (see Note 8), the Company issued the holder a warrant to purchase shares of common stock of the Company not exceeding 9.99% of the issued and outstanding shares of the Company.  The Company determined that the anti-dilution provision feature of the warrant to be an embedded derivative instrument.  This derivative is adjusted to fair value at each balance sheet with the changes in fair value recognized in operations.  The Company uses the Black-Scholes valuation method to value the derivative instruments at inception and on subsequent valuation dates.  Weighted average assumptions used to estimate fair values are as follows:

	March 31, 2013	Issuance, December 31, 2012
Expected volatility	120%	140%
Risk free interest rate	0.25%	0.25%
Expected life (years)	1.75	2

For the three months ended March 31, 2013 and 2012, the Company recognized a change in the derivative liabilities of $(189,200) and $0 in other income (expense) related to this warrant derivative instrument.

6.  FAIR VALUE MEASUREMENTS

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

Cash, due from clearing organization, other receivables, advances to registered representatives and employees, accounts payable and accrued expenses, commission payable – The carrying amounts reported in the consolidated balance sheets for these items are a reasonable estimate of fair value.

Convertible promissory notes payable – Convertible promissory notes payable is recorded at amortized cost.  The carrying amount approximated fair value.

Derivative financial instruments – The fair value of liabilities for warrants with dilutive price reset or anti-dilution provisions is determined utilizing Black-Scholes valuation method.

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of March 31, 2013 and December 31, 2012.

March 31, 2013	Level 1	Level 2	Level 3	Total
Derivative financial instruments - warrants	$ -	$ -	$ 971,500	$ 971,500

December 31, 2012	Level 1	Level 2	Level 3	Total
Derivative financial instruments - warrants	$ -	$ -	$ 905,700	$ 905,700

The following table presents the Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs for notes receivable:

Balance, January 1, 2013	$ 905,700
Fair value of warrants exercised	-
Cancellation of derivative liability	(119,600)
Change in fair value included in other (income) loss	185,400

Balance, March 31, 2013	$ 971,500

7. STOCK OPTIONS PLAN

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

The stock-based compensation related to the Plan, included in stock compensation expense in the consolidated statements of operations, was $60,554 and $0 for the quarters ended March 31, 2013 and 2012, respectively.

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

The stock-based compensation related to the options, included in stock compensation expense in the consolidated statements of operations, was $9,138 and $0 for the quarters ended March 31, 2013 and 2012, respectively.

As disclosed in Note 1, on January 29, 2013, in connection with the acquisition of MGA, the Company issued an option to purchase 300,000 shares of common stock exercisable at $0.25 per common share, which expires on January 28, 2014.  The options vested on the grant date, with a fair value of approximately $34,000 at the grant date recognized in the quarter ended March 31, 2013.

Weighted average assumptions used to estimate the fair value of stock options on the date of grant are as follows:

January 29, 2013
Expected dividend yield	-
Expected stock price volatility	120%
Risk free interest rate	0.15%
Expected life (years)	1 year

The Company will issue new shares of common stock upon the exercise of stock options.  The following is a summary of stock option activity:

	Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2012	2,075,000	$ 0.45	2.5 years	$ -
Granted	300,000	0.25	0.83 years	-
Exercised	-	-	-	-
Cancelled and expired	-	-	-	-
Forfeited	-	-	-	-

Outstanding at March 31, 2013	2,375,000	$ 0.44	2.19 years	$ -

Vested and expected to vest at March 31, 2013	300,000	$ 0.25	0.83 years	$ -

Exercisable at March 31, 2013	300,000	$ 0.25	0.83 years	$ -

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the quarter ended March 31, 2013.

As of March 31, 2013, approximately $377,000 of unrecognized compensation costs will be recognized through 2015.

8.  CONVERTIBLE PROMISSORY NOTES

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

On August 31, 2011 in anticipation of the maturity date of the notes, the Company issued 75,715 of warrants to the note holder to extend the maturity date of the above disclosed notes to January 2012.  The warrants are exercisable at $0.35 per share, have a life of 5 years and were fully vested on the date of the grant.  In addition, the warrant agreement has a cashless exercise provision.  Accordingly, the Company recorded the fair value of the warrants of $23,000 as additional interest expense ratably over the extended term of the convertible note.

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

On January 23, 2012, the Company sold and issued a convertible promissory note in the principal amount of $50,000 at a stated interest rate of 12% per annum. In addition, the Company granted warrants to purchase 142,858 shares of common stock at an exercise price of $0.35 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. In addition, the warrant agreement has a cashless exercise provision.  The convertible note was to mature on March 12, 2012. The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.35 per share.

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

The extension agreement grants the Company a right to repurchase the option from the holder for $3,000 between June 1 and June 3, 2013.  The total beneficial ownership by the holder cannot exceed 9.99% of the outstanding shares of the Company’s common stock.  The Company paid the $115,000 by January 2013.  However, the Company has not yet made the second and third payments.

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

f.

On September 29, 2011, the Company sold and issued a convertible promissory note in the principal amount of $25,000 at a stated interest rate of 12% per annum. In addition, the Company granted warrants to purchase 71,429 shares of common stock at an exercise price of $0.35 per share.  The warrants have a life of 5 years and were fully vested on the date of the grant.  The convertible note originally matured on December 29, 2011, was extended to June 30, 2012 and a second time to September 20, 2013. The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the lender’s sole option, into shares of common stock at a conversion price of $0.35 per share.

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

h.

On September 30, 2011, the Company sold and issued a promissory note in the principal amount of $75,000 with interest at 8% per annum.  The note matures and was payable in full on October 31, 2011.  On October 12, 2011, the Company entered into an agreement with the note holder to amend the promissory note to include a conversion option.  The Company received additional cash proceeds of $175,000 and issued a convertible promissory note of $250,000.  The note has a maturity date of October 13, 2013 and has a stated interest rate of 8% per annum.  In addition, the Company granted to the note holder warrants to purchase 500,000 shares of common stock at an exercise price of $0.45 per share.  The warrants have a life of three years and are fully vested on the date of the grant. The note is convertible into common stock at an amended conversion price of $0.30 per share.

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

j.

On November 9, 2011, the Company sold and issued a convertible promissory note in the principal amount of $30,000 at a stated interest rate of 12% per annum.  In addition the Company granted warrants to purchase 110,000 shares of common stock at an exercise price of $0.35 per share.  The warrants have a life of 5 years and were fully vested on the date of the grant.  The convertible note matured on February 9, 2012, was extended to September 30, 2012, a second time until December 14, 2012 and a third time until June 15, 2013.  The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the lender’s sole option, into shares of common stock at a conversion price of $0.35 per share.

The gross proceeds from the sale of the note of $30,000 were recorded net of a discount of $30,000. The debt discount was comprised of $22,000 for the relative fair value of the warrants and $8,000 for the beneficial conversion feature of the note. The debt discount was accreted as additional interest expense ratably over the original term of the convertible note.

k.

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

On December 31, 2012, in anticipation of the maturity date of the note, the Company issued 50,000 of warrants to the holders to extend the maturity date to June 15, 2013.  The warrants are exercisable at $0.35 per share, have a life of 5 years and were fully vested on the date of the grant.  Accordingly, the Company recorded the fair value of the warrants of $10,800 as debt discount, which is being accreted as additional interest expense ratably over the term of the convertible note.

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

On December 14, 2012, in anticipation of the maturity date of the note, the Company issued 50,000 of warrants to the note holders to extend the maturity date to June 15, 2013.  The warrants are exercisable at $0.35 per share, have a life of 5 years and were fully vested on the date of the grant.  Accordingly, the Company recorded the fair value of the warrants of $10,800 as debt discount, which is being accreted as additional interest expense ratably over the term of the convertible note.

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

m.

On July 12, 2012, the Company sold and issued a convertible promissory note in the principal amount of $50,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 111,112 shares of common stock at an exercise price of $0.75 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note originally matured on April 15, 2013 and was extended until June 15, 2013. The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.45 per share.

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

Effective April 30, 2013, the Company and the holder entered into an agreement to amend the note to set the conversion price of the note to $0.25 per share, and the holder elected to convert the principal and interest into 109,151 shares of common stock.  The shares have not been issued as of this date.

o.

On August 7, 2012, the Company sold and issued a convertible promissory note in the principal amount of $20,000 at a stated interest rate of 12% per annum. The convertible note originally matured on February 7, 2013 and was extended until June 15, 2013. Pursuant to the note, the holder of the note originally was entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.45 per share. Effective March 31, 2013, the Company and the holder entered into an agreement to amend the note to set the conversion price of the note to $0.25 per share, and the holder elected to convert the principal and interest into 86,400 shares of common stock.  An expense equal to the fair value of shares to be transferred in excess of the fair value of shares issuable pursuant to the original conversion terms was recognized in the consolidated statements of operations for the quarter ended March 31, 2013.  The shares have not been issued as of this date.

p.

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

q.

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

On March 26, 2013, the Company received the remaining $40,000 pursuant to the promissory note.

The intrinsic value for the outstanding convertible promissory notes as of March 31, 2013 and December 31, 2012 was approximately $0.

9.  STOCKHOLDERS’ EQUITY

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

The Company determined that the reset provision is a derivative liability and under FASB ASC 815. The Company was required to classify the warrants as a derivative liability and mark to market through earnings at the end of each reporting period. On January 1, 2013, the reset provision was removed (see Note 5).

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

On December 31, 2012, GAHI and GAIM entered into a securities purchase agreement (the “Purchase Agreement”) with FireRock Capital, Inc. (“FireRock”), pursuant to which FireRock purchased 714,286 shares of the Company’s common stock and membership interests representing 25% of GAIM for gross proceeds of $250,000.  As of December 31, 2012, the unpaid proceeds of $125,000 from FireRock was included in other receivable on the consolidated balance sheets.  The receivable was collected on January 2, 2013.

On January 2, 2013, GAHI granted to a consultant of GAIM, warrants to purchase 1,000,000 shares of common stock. The warrants are exercisable at $0.25 per common share and expire on January 1, 2021.  400,000 warrants vested immediately upon signing the independent contractor agreement, with a fair value of approximately $91,000 at the grant date recognized in the quarter ended March 31, 2013. 50,000 warrants vest for every $25,000,000 assets under management (“AUM”) (up to 600,000 warrants for $300,000,000 AUM) brought into the Company.  Each of the 50,000 warrants is measured at its then-current lowest aggregate fair value at each of interim reporting dates.  Changes in the lowest aggregate fair values result in a change in the measure of compensation cost.

On January 29, 2013, in connection with the acquisition of MGA (see Note 1), the Company issued options to purchase 300,000 shares of the Company’s common stock, valued at $33,900 at the acquisition date.

On March 31, 2013, the Company and a convertible debt holder entered into an agreement to amend the note to set the conversion price of the note to $0.25 per share, and the holder elected to convert the principal and interest into 86,400 shares of common stock.  The shares have not been issued as of this date (see Note 8).

In March 2013, the Company entered into a private placement offering for $1,500,000 (30 units).  Each unit consists of 200,000 shares of common stock and warrants to purchase 100,000 shares of common stock.  The warrants are exercisable in whole or in part during the three-year period following issuance at an exercise price of $0.50 per share.  The shares of common stock into which the warrants are exercisable will have the same registration rights as all other shares of common stock sold in the offering.  The purchase price for each unit is $50,000, although subscriptions for lesser amounts could be accepted at the discretion of the Company’s management.

During the quarter ended March 31, 2013, under the private placement offering as described above, the Company sold 3.0 net units consisting of 600,000 shares of common stock with 300,000 warrants for net proceeds of $150,000.

10.  WARRANTS

The following tables summarize the warrants activities:

	Shares	Weighted Average Exercise Price	Weighted- Average Exercisable	Aggregate Intrinsic Value

Outstanding at December 31, 2012	10,604,173	$ 0.50	10,604,173	$ -

Granted	802,360	0.31	802,360	-
Exercised	-	-	-	-
Cancelled and surrendered	-	-	-	-

Outstanding at March 31, 2013	11,406,533	$ 0.49	11,406,533	$ -

Exercise Price	Average Number Outstanding	Average Contractual Life	Average Exercise price	Warrants Exercisable
$0.001 $0.25 to $0.75	3,244,024 6,529,009	1.75 3.17	$ 0.001 0.43	3,244,024 6,529,009
$0.67	1,633,500	1.13	$ 0.67	1,633,500

11,406,533		-	-	11,406,533

11.  NON-CONTROLLING INTEREST

As of March 31, 2013, the Company had three operating subsidiaries which were not wholly owned.  The Company had a 67% equity interest in Lillybell, a 67% equity interest in MGA and a 75% equity interest in GAIM. As of March 31, 2013 and December 31, 2012, the third party non-controlling interests were $(211,711) and $(159,035), respectively.

12.  RELATED PARTIES

The Company had a month-to-month agreement with Broad Sword Holdings, LLC, one of the Company’s stockholders, whereby Broad Sword Holdings, LLC provides office space to the Company.  During the quarters ended March 31, 2013 and 2012, the Company was charged approximately $54,000 and $74,000, respectively, for office space.

Other receivable – related party in part represents a receivable from Global Arena Master Fund, Ltd.  Global Arena Master Fund, Ltd. is an alternative investment vehicle which invests the funds of Global Arena Macro Fund, Ltd., an alternative investment vehicle owned by investors purchasing shares in the fund.  The Company will earn a management fee for its services.  Those advances are non-interest bearing and payable on demand.  At March 31, 2013 and December 31, 2012, the receivable was approximately $0 and $14,000 from Global Arena Master Fund, Ltd., respectively.

Other receivable – related party also represents advances to Broad Sword Holdings, LLC.  Those advances are non-interest bearing and payable on demand.  At March 31, 2012 and December 31, 2012, the receivable was approximately $17,000 and $20,000, respectively.

13.  COMMITMENTS AND CONTINGENCIES

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

In addition, certain directors, officers, employees and/or registered representatives of GACC have been called before FINRA for on-the-record interviews in connection with certain FINRA inquiries.  At this time, GACC’s management is unable to determine what will be the ultimate outcome of such inquiries, including whether any formal investigation, proceeding or action will be instituted against GACC or certain of its directors, officers, employees and/or registered representatives relating to allegations of FINRA rule violations, and if so, whether any such investigation, proceeding or action will materially impact the Company’s consolidated financial statements.

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

14.  REVENUE CONCENTRATIONS

The Company considers significant revenue concentrations to be clients or brokers who account for 10% or more of the total revenues generated by the Company during the period.  The Company had two brokers who accounted for 22% of total revenues, which included no revenue from a single customer that accounted for 10% or more of total revenues, during the quarter ended March 31, 2013.  During the quarter ended March 31, 2012, the Company had no brokers who accounted for 10% of total revenues, and no revenues from a single customer that accounted for 10% or more of total revenues.

15.  SUBSEQUENT EVENTS

As discussed in detail under Note 9, in 2013, the Company entered into a private placement offering.  In April 2013, the Company sold 4.5 units consisting of 900,000 shares of common stock with 450,000 warrants for net proceeds of $225,000.  The shares have not been issued as of the date of this filing.

On April 30, 2013, the Company, Daniel D. Rubino, Robert M. Pickus, and George C. Dolatly (collectively, the “GCA Principals”) and GCA Ventures, LLC (“GCA”) entered into a management and investor rights agreement.  Pursuant to the agreement, the Company will receive financial and management consulting services from GCA and the GCA Principals in return for warrants to purchase a total of 2,500,000 common shares, at an exercise price of $0.25 per share, which will be issued in three separate tranches.  The first tranche of one million warrants have been issued concurrently with the signing.  The second and third tranche of 750,000 warrants each will be issued six months and one year after the date of the agreement, respectively.  Each tranche of warrants is to expire seven years after issuance.

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of GAHI and its wholly-owned subsidiaries and majority owned subsidiaries, GACC, GAIM, GACOM, and Lillybell, MGA from January 29, 2013, the date of acquisition, and GATA through March 7, 2013, the date of sale. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Global Arena Holding earns revenues through various services it provides to its clients. Advisory fees are on a contractual basis with the fee stipulated in the contract and are recognized based on the terms of the contract during the period service is provided.  Customer security transactions and the related commission income and expense are recorded as of the trade date. Global Arena Holding generally acts as an agent in executing customer orders to buy or sell listed and over-the-counter securities in which it does not make a market, and charges commissions based on the services Global Arena provides to its customers.  Insurance commission revenues are recognized at the later of the billing or the effective date of the related insurance policies, net of an allowance for estimated policy cancellations.

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

Liquidity and Capital Resources

During the three months ended March 31, 2013, Global Arena Holding received proceeds of $35,714 from the sale of a 25% interest in GAIM, and proceeds of $495 from the sale of GATA, resulting in net cash provided by investing activities of $36,209.

Comparatively, during the three months ended March 31, 2012, Global Arena Holding had net cash provided by investing activities of $0.

During the three months ended March 31, 2013, Global Arena received proceeds of $239,286 from the issuance of common stock and warrants, proceeds of $40,000 from convertible promissory notes, repaid $134,000 of convertible promissory notes and received advances of $16,036 from related parties, resulting in net cash provided by financing activities of $161,322 for the three months ended March 31, 2013.

Comparatively, for the three months ended March 31, 2012, Global Arena received proceeds of $265,000 from convertible promissory notes and received advances of $12,119 from related parties, resulting in net cash provided by financing activities of $277,119.

The Company has a month-to-month agreement with Broad Sword Holdings, LLC, one of the Company’s stockholders, whereby Broad Sword Holdings, LLC provides office space to the Company.  During the three months ended March 31, 2013 and 2012, the Company was charged approximately $54,000 and $74,000, respectively, for office space.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, Global Arena Holding has incurred losses before noncontrolling interests of $994,621 and $271,558 for the three months ended March 31, 2013 and 2012, and has a working capital deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

Three Months Ended March 31, 2013 compared to the Three Months Ended March 31, 2012.

Revenues for three months ended March 31, 2013 consisted of commissions and other of $2,117,379. Comparatively for the three months ended March 31, 2012, revenues consisted of commissions and other of $2,151,068 and investment advisory fees of $187,039. The decrease in investment advisory fees is due to lower assets under management in GAIM.

For the three months ended March 31, 2013, we incurred commissions of $1,416,703 and incurred salaries and benefits of $285,616. We had occupancy expenses of $60,228, business development expenses of $74,439, and incurred professional fees of $370,352. We incurred $160,892 for stock-based compensation, $251,318 for clearing and operations and $25,449 for communication and data. We incurred $31,973 in regulatory fees, and had office and other expenses of $55,807. As a result, we had total operating expenses of $2,732,777 for the three months ended March 31, 2013, resulting in a net loss from operations of $615,398.

Comparatively, for the three months ended March 31, 2012, we incurred commissions of $1,830,364 and incurred salaries and benefits of $256,937. We had occupancy expenses of $76,861, business development expenses of $81,404, and incurred professional fees of $139,123. We incurred $183,877 for clearing and operations and $28,846 for communication and data. We incurred $49,113 in regulatory fees, and had office and other expenses of $62,581. As a result, we had total operating expenses of $2,709,106 for the three months ended March 31, 2012, resulting in a net loss from operations of $370,999.

There was a loss on the fair value of a derivative liability for the three months ended March 31, 2013 of $185,400 compared to a gain of $335,400 for the three months ended March 31, 2012.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2013.  We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of March 31, 2013 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2013.  Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Important Considerations

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

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

Item 1A.  Risk Factors

Not applicable for smaller reporting company

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In April 2013, the Company sold 4.5 units consisting of 900,000 shares of common stock with 450,000 warrants for net proceeds of $225,000 pursuant to a private placement offering the Company entered into in March 2013.

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

Dated: May 20, 2013

Global Arena Holding, Inc.

/s/Joshua Winkler

  Joshua Winkler,

  Chief Executive Officer

  Chief Financial Officer