Form 10-Q
period 2013-06-30
Global Arena Holding, Inc.
filed 2013-09-06
CIK 1138724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2013

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

September 5, 2013:  Common Stock  -  24,250,979

GLOBAL ARENA HOLDING, INC.

FORM 10-Q

For the quarterly period ended June 30, 2013

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2013	December 31, 2012
	(Unaudited)

Current assets
Cash	$ 74,115	$ 376,942
Due from clearing organization	424,206	475,861
Advances to registered representatives and employees	158,591	100,454
Prepaid expenses and other current assets	105,655	112,099
Other receivable	-	125,000
Advances - related parties	17,163	34,041

Total current assets	779,730	1,224,397

Fixed assets, net of accumulated depreciation
of $18,318 and $16,054, respectively	5,550	7,814

Other assets
Goodwill	33,900	-
Deposits with clearing organizations	50,003	50,003

Total other assets	83,903	50,003

TOTAL ASSETS	$869,183	$1,282,214

Continued on next page

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Continued from previous page

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)	June 30, 2013	December 31, 2012
	(Unaudited)
Current liabilities
Accounts payable and accrued expenses	$ 749,174	$ 516,752
Commission payable	338,557	413,244
Convertible promissory notes payable,
net of debt discount of $37,122 and $182,600
at June 30, 2013 and December 31, 2012, respectively	977,393	1,161,915
Derivative liability	877,200	905,700
Total current liabilities	2,942,324	2,997,611

Convertible promissory notes payable,
net of debt discount of $187,644 and $259,500
at June 30, 2013 and December 31, 2012, respectively	262,356	150,500
Total liabilities	3,204,680	3,148,111

Stockholders’ (deficiency)
Common stock, $0.001 par value; 100,000,000 shares	24,251	21,949
authorized; 24,250,979 and 21,948,937 shares issued and outstanding at
June 30, 2013 and December 31, 2012, respectively
Additional paid-in capital	7,801,147	6,247,736
Accumulated (deficit)	(9,933,088)	(7,976,547)
Stockholders’ (deficiency) attributable to controlling interests	(2,107,690)	(1,706,862)

Noncontrolling interests	(227,807)	(159,035)
Total stockholders’ (deficiency)	(2,335,497)	(1,865,897)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)	$ 869,183	$ 1,282,214

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Revenues
Investment advisory fees	$ -	$ 20,720	$ -	$ 207,759
Commissions and other	2,516,187	1,957,105	4,633,566	4,108,173

Total revenues	2,516,187	1,977,825	4,633,566	4,315,932

Operating expenses
Commissions	1,790,821	1,301,062	3,207,524	3,131,426
Salaries and benefits	282,899	302,855	568,515	559,792
Occupancy	111,259	76,860	171,487	153,721
Business development	100,199	94,539	174,638	175,943
Professional fees	225,329	72,702	595,681	211,825
Stock-based compensation	560,025	-	720,917	-
Clearing and operations	209,752	264,132	461,070	448,009
Communication and data	31,939	28,671	57,388	57,517
Regulatory fees	43,189	42,586	75,162	91,699
Office and other	59,404	61,486	115,211	124,067
Total operating expenses	3,414,816	2,244,893	6,147,593	4,953,999

(Loss) from operations	(898,629)	(267,068)	(1,514,027)	(638,067)

Other income (expenses)
Loss on sale of GATA	-	-	(2,353)	-
Interest expense	(226,363)	(219,417)	(417,833)	(455,476)
Change in fair value of derivative liability	94,300	8,000	(91,100)	343,500
Total other (expenses)	(132,063)	(211,417)	(511,286)	(111,976)

Net (loss) before noncontrolling interests	(1,030,692)	(478,485)	(2,025,313)	(750,043)
Net (loss) attributable to noncontrolling interests	(16,096)	(7,818)	(68,772)	(15,732)

Net (loss) attributable to common stockholders	$ (1,014,596)	$ (470,667)	$ (1,956,541)	$(734,311)

(Loss) per common share, basic and diluted	$ (0.04)	$ (0.02)	$ (0.09)	$ (0.03)

Weighted average shares outstanding, basic and diluted	23,542,155	21,234,651	22,779,781	21,234,651

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

	2013	2012
Cash flows from operating activities
Net (loss) before noncontrolling interests	$ (2,025,313)	$ (750,043)
Adjustment to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	2,264	2,557
Accretion of debt discount	323,119	382,069
Stock-based compensation	720,917	-
Change in fair value of derivative liability	91,100	(343,500)
Loss on sale of GATA	2,353	-
Change in operating assets and liabilities:
Due from clearing organization	48,807	(188,039)
Deposits with clearing organizations	-	1,587
Advances to registered representatives and employees	(58,137)	44,089
Prepaid expenses and other current assets	6,444	71,014
Commissions payable	(74,687)	164,058
Accounts payable and accrued expenses	252,932	189,170
Customer deposit	-	(12,147)

Net cash (used in) operating activities	(710,201)	(439,185)

Cash flows from investing activities
Proceeds from sale of 25% interest in GAIM	35,714	-
Proceeds from sale of GATA	495	-
Return of escrow deposit – restricted cash	-	613

Net cash provided by investing activities	36,209	613

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	464,287	-
Proceeds from convertible promissory notes	40,000	440,000
Repayment of convertible promissory notes	(150,000)	-
Advances from related parties	16,878	54,048

Net cash provided by financing activities	371,165	494,048

Net change in cash	(302,827)	55,476
Cash, beginning of period	376,942	28,176

Cash, end of period	$ 74,115	$ 83,652

(Continued on next page)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

	2013	2012

Supplemental disclosure of cash flow information

Cash paid for income taxes	$ 8,789	$ 24,435

Cash paid for interest	$ 167,352	$ -

Supplemental disclosure of non-cash investing and financing activities

Issuance of warrants in connection with debt	$ -	$ 425,435

Reclassification of derivative liabilities to equity	$ 119,600	$ -

Issuance of options for the purchase of MGA	$ 33,900	$ -

Increase of ownership interest in GAIM	$ -	$ 46,697

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

1.  ORGANIZATION

Description of the Business

Global Arena Holding, Inc. (formerly, “Global Arena Holding Subsidiary Corp.”) (“GAHI”), was formed in February 2009, in the state of Delaware.  GAHI is a financial services firm that services the financial community through its subsidiaries as follows:

Global Arena Capital Corp. (“GACC”) is a wholly owned subsidiary that is a full service financial services company. GACC is a broker-dealer registered with the Securities and Exchange Commission (“SEC”).  The Company is also a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Investor Protection Corp (“SIPC”). GACC is engaged in the securities business, which comprises several classes of securities transactions such as equities, corporate and municipal bonds, mutual funds, insurance and options, all of which the broker dealer executes as risk-less principal and agency transactions.  Global Arena Investment Management LLC (“GAIM”), a majority owned subsidiary, provides investment advisory services to its clients.  GAIM is registered with SEC as an investment advisor and clears all of its business through Fidelity Advisors (“Fidelity”), its correspondent broker. Global Arena Commodities Corp. (“GACOM”), a wholly owned subsidiary, provides commodities brokerage services and earns commissions. Lillybell Entertainment, LLC (“Lillybell”), a majority owned subsidiary, provides finance services to the entertainment industry.  MGA International Brokerage LLC (“MGA”), a newly acquired majority owned subsidiary and a New York limited liability company, is a full-service insurance broker.   MGA offers comprehensive life and property and casualty insurance services, solutions and advice.  Global Arena Trading Advisors, LLC (“GATA”), provides futures advisory services and earns fees. GATA is registered with the National Futures Association (NFA) as a commodities trading advisor.  On March 7, 2013, the Company sold GATA to a third party.

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

Acquisition of Global Arena Capital Corp.

On July 13, 2012, the Company, Broad Sword Holdings, LLC, and JSM Capital Holding Corp. entered into a share purchase agreement to fully acquire GACC by purchasing the 95.1% of the shares of Global Arena Capital Corp. which it did not previously own. The change in control of ownership was authorized by the Financial Industry Regulatory Authority.

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

The following financial statement amounts of GACC, excluding intercompany allocations, have been included in the accompanying consolidated financial statements:

	For the three months	For the six months
	Ended June 30,2012

Total revenue	$1,761,659	$3,897,137
Net income (loss)	$(31,978)	$(94,914)

Acquisition of MGA International Brokerage LLC

On January 29, 2013, the Company entered into an agreement of sale with Marc Goldin and MGA to purchase 66.67% of the aggregate outstanding member interests of MGA, in exchange for a option to purchase 300,000 shares of the Company’s common shares.  Each option is exercisable into one common share of the Company at the exercise price of $0.25 per common share.  The exercise period is one year from the agreement date.

The acquisition was accounted for under the purchase method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805.  Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets of MGA based on their estimated fair values.  At the acquisition date, MGA has no material net assets.  The goodwill of $33,900 arising from the acquisition consists largely of the synergies and business relationships with insurance customers expected from combining the operations of the Company and MGA.

In accordance with SEC Regulation S-X Rule 3-05, MGA was not a significant subsidiary as of the acquisition date.  Therefore, no pro forma financial information related to the acquisition is required to be presented in accordance with SEC Regulation S-X Rule 11-01.

Sale of Global Arena Trading Advisors, LLC

On March 7, 2013, the Company and Courtney Smith entered into a purchase agreement for the sale of the Company’s 100% interests in GATA to Courtney Smith for $500.  The related loss of $2,353 was included in the accompanying statement of operations for the six months ended June 30, 2013.  In accordance with SEC Regulation S-X Rule 3-05, GATA was not a significant subsidiary as of the disposal date.  Therefore, no pro forma financial information related to the disposal is required to be presented in accordance with SEC Regulation S-X Rule 11-01.

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

The unaudited interim consolidated financial statements of the Company as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.  Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the year ended December 31, 2012, previously filed with the SEC.  In the opinion of management, the interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2013.

Revenue Recognition

The Company’s revenue recognition policies comply with SEC revenue recognition rules and FASB ASC 605-10-S99.  The Company earns revenues through various services it provides to its clients.  Advisory fees are on a contractual basis with the fee stipulated in the contract and are recognized based on the terms of the contract during the period the service is provided.  Insurance commission revenues is recognized at the later of the billing or the effective date of the related insurance policies, net of an allowance for estimated policy cancellations.

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

Deposits with Clearing Organizations

As of June 30, 2013 and December 31, 2012, deposits with clearing organizations consisted primarily of cash deposits in accordance with the clearing arrangement.

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

If the carrying amount exceeds the asset’s estimated futures cash flows (discounted and with interest charges), the loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets.  Based on its assessments, the Company did not incur any impairment charges for the three and six months ended June 30, 2013 and 2012.

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

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs, which are included in business development expenses, were deemed to be de minimus for the three and six months ended June 30, 2013 and 2012.

Stock-Based Compensation

The fair value of stock options and stock warrants issued to third party consultants and to employees, officers and directors is recorded in accordance with the measurement and recognition criteria of FASB ASC 505-50, “Equity-Based Payments to Non-Employees” and FASB ASC 718, “Compensation – Stock Based Compensation,” respectively.

The options and warrants are valued using the Black-Scholes valuation method. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables.  These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected stock option and warrants exercise behaviors.

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes,” which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  As of June 30, 2013 and December 31, 2012, the Company had deferred tax assets of approximately $4,000,000 and $3,233,000, respectively, for net operating loss carryforwards, which were fully reserved by a valuation allowance due to the significant uncertainty with respect to its future realization.

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

4.  NET INCOME (LOSS) PER SHARE

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the amount available to common shareholders by the weighted average number of shares of common stock outstanding during the period.  Diluted income per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants, convertible preferred stock and convertible notes. The Company’s common stock equivalents were excluded in the computation of diluted net (loss) per share since their inclusion would be anti-dilutive.  These common stock equivalents may dilute future earnings per share.  Total shares issuable upon the exercise of outstanding warrants and conversion of convertible promissory notes for the six months ended June 30, were as follows:

	2013	2012
Warrants	14,781,675	5,393,210
Convertible debts	4,559,896	3,596,068
Stock options	2,375,000	-

Common stock equivalents	21,716,571	8,989,278

5.  DERIVATIVE FINANCIAL INSTRUMENTS

In October 2010, in connection with a subscription agreement, the Company issued 2,231,250 warrants to an investor. The warrants have a term of three years. Per the terms of the subscription agreement, in the event the Company, at any time while all or any portion of these warrants are outstanding, sells any shares of common stock per share, or issue common stock equivalents at a conversion price, less than the warrant exercise price, the warrant price will be adjusted accordingly. In accordance with the provisions of ASC 815-40, these warrants are subject to derivative accounting treatment under ASC 815-10 and are recorded as a liability which is revalued at fair value each reporting date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date.  The Company reassesses the classification at each balance sheet date.  If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. The Company used the Black-Scholes valuation method to value the derivative instruments at inception and on subsequent valuation dates. The derivatives were extinguished on January 1, 2013 upon a mutual agreement reached between the Company and the warrants holder. However, prior to extinguishment, the fair value of the derivatives measured using the Black-Scholes valuation method was $119,600, resulting in a gain of $3,800 recorded in the statements of consolidated operations for the six months ended June 30, 2013.

On December 31, 2012, in connection with an extension of the maturity date of certain convertible notes which were due on May 31, 2012 (see Note 8), the Company issued the holder a warrant to purchase shares of common stock of the Company not exceeding 9.99% of the issued and outstanding shares and potential issuable shares related to outstanding options, warrants and convertible debt of the Company.  The Company determined that the anti-dilution provision feature of the warrant to be an embedded derivative instrument.  This derivative is adjusted to fair value at each balance sheet with the changes in fair value recognized in operations.  The Company uses the Black-Scholes valuation method to value the derivative instruments at inception and on subsequent valuation dates.  Weighted average assumptions used to estimate fair values are as follows:

	June 30, 2013	Issuance, December 31, 2012
Expected volatility	190%	140%
Risk free interest rate	0.34%	0.25%
Expected life (years)	1.50	2

For the three months ended June 30, 2013 and 2012, the Company recognized a change in the derivative liabilities of $94,300 and $0, respectively, and $(94,900) and $0 for the six months then ended, respectively, in other income (expense) related to this warrant derivative instrument.

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

Derivative financial instruments – The fair value of liabilities for warrants with dilutive price reset or anti-dilution provisions is determined utilizing the Black-Scholes valuation method.

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of June 30, 2013 and December 31, 2012.

June 30, 2013	Level 1	Level 2	Level 3	Total
Derivative financial instruments - warrants	$ -	$ -	$ 877,200	$ 877,200

December 31, 2012	Level 1	Level 2	Level 3	Total
Derivative financial instruments - warrants	$ -	$ -	$ 905,700	$ 905,700

The following table presents the Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs for the derivative warrants:

Balance, January 1, 2013	$ 905,700
Fair value of warrants exercised	-
Cancellation of derivative liability	(119,600)
Change in fair value included in other (income) loss	91,100

Balance, June 30, 2013	$ 877,200

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

The stock-based compensation related to the Plan, included in stock compensation expense in the consolidated statements of operations, was $60,554 and $0 for the three months ended June 30, 2013 and 2012, and $121,108 and $0 for the six months then ended, respectively.

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

The stock-based compensation related to the options, included in stock compensation expense in the consolidated statements of operations, was $9,146 and $0 for the three months ended June 30, 2013 and 2012, and $18,284 and $0 for the six months then ended, respectively

As disclosed in Note 1, on January 29, 2013, in connection with the acquisition of MGA, the Company issued an option to purchase 300,000 shares of common stock exercisable at $0.25 per common share, which expires on January 28, 2014.  The options vested on the grant date, with a fair value of approximately $34,000 at the grant date recognized in the quarter ended March 31, 2013.

Weighted average assumptions used to estimate the fair value of stock options on the date of grant are as follows:

January 29, 2013
Expected dividend yield	-
Expected stock price volatility	120%
Risk free interest rate	0.15%
Expected life (years)	1 year

The Company will issue new shares of common stock upon the exercise of stock options.  The following is a summary of stock option activity:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2012	2,075,000	$ 0.45	2.5 years	$ -
Granted	300,000	0.25	0.58 years	6,821
Exercised	-	-	-	-
Cancelled and expired	-	-	-	-
Forfeited	-	-	-	-

Outstanding at June 30, 2013	2,375,000	$ 0.44	1.94 years	$ -

Vested and expected to vest at June 30, 2013	300,000	$ 0.25	0.58 years	$ -

Exercisable at June 30, 2013	300,000	$ 0.25	0.58 years	$ -

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the three and six months ended June 30, 2013.

As of June 30, 2013, approximately $307,300 of total unrecognized compensation costs will be recognized through 2015.

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

On January 31, 2012, all notes sold and issued to the lender, in the total principal amount of $351,500, were extended to April 23, 2012 in consideration of a $10,000 payment due. On April 23, 2012, all notes were extended to May 30, 2012 in consideration of an additional $10,000 payment due.  As of the effective date of December 31, 2012, the Company and the holder agreed to an additional extension of the notes until May 31, 2013.  The extension agreement provides that (1) $118,000 (of which $3,000 is offset as provided in the extension agreement) be paid on or before January 10, 2013, representing the payment for all accrued interest and other fees as of December 31, 2012; (2) $150,000 on or before March 31, 2013; (3) $100,000 on or before April 11, 2013; (4) $98,500 on or before April 30, 2013; and (5) all accrued interest be payable commencing with the first interest payment due on January 31, 2013 and continuing until and including the maturity date.  The extension agreement also provides that the holder has the right to purchase shares of common stock of the Company at a per share price of $0.001 for a period of two years from December 31, 2012.  In addition, if the holder exercises the options, for the period from December 31, 2012 to January 17, 2014, the Company without any further consideration or action by the holder, shall issue additional shares so that at all times the holder shall own 9.99% of the issued and outstanding shares of the Company.  The extension agreement grants the Company a right to repurchase the option from the holder for $3,000 between June 1 and June 3, 2013, which the Company did not excise.  The total beneficial ownership by the holder cannot exceed 9.99% of the outstanding shares of the Company’s common stock.  The Company paid the $115,000 by January 2013.  However, the Company has not yet made the second and third payments. The Company is negotiating with the lender for a future extension.

b.

On March 24, 2011, the Company sold and issued a convertible promissory note in the principal amount of $50,000 at a stated interest rate of 12% per annum.  In addition the Company granted warrants to purchase 100,000 shares of common stock at an exercise price of $0.35 per share.  The warrants have a life of 5 years and were fully vested on the date of the grant.  The convertible note matured on November 24, 2011, and was extended to September 30, 2012, a second time to December 12, 2012, a third time to June 15, 2013 and a fourth time until December 15, 2013.  The holder of the note is entitled to convert all or a portion of the note plus any unpaid interest, at the lender’s sole option, into shares of common stock at a conversion price of $0.35 per share.

The gross proceeds from the sale of the note of $50,000 was recorded net of a discount of $40,700.  The debt discount was comprised of $19,000 for the relative fair value of the warrants and $21,700 for the beneficial conversion feature of the note.  The debt discount was charged to interest expense ratably over the original term of the convertible note.

The Company repaid $25,000 of the principal in November 2012 and paid $10,000 of interest in July 2012.

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

On November 24, 2011 and December 14, 2011, in anticipation of the maturity date of these notes, the Company issued 100,000 of warrants to the note holders to extend the maturity date to September 30, 2012.  The warrants are exercisable at $0.35 per share, have a life of 5 years and were fully vested on the date of the grant.  Accordingly, the Company recorded the limited fair value of the warrants of $50,000 as debt discount, which was accreted as additional interest expense ratably over the term of the convertible note.  The notes were extended a second time to December 14, 2012, a third time to June 15, 2013 and a fourth time until December 15, 2013.

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

Effective June 12, 2013, the Company and the holder entered into an agreement to amend the note to set the conversion price of the note to $0.25 per share, and the holder elected to convert the principal and interest into 163,074 shares of common stock.  An approximate expense of $18,000 equal to the fair value of shares to be transferred in excess of the fair value of shares issuable pursuant to the original conversion terms was recognized in the consolidated statements of operations for the three and six months ended June 30, 2013.  The shares were issued as of June 30, 2013.

d.

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

f.

On September 16, 2011 and November 10, 2011, the Company sold and issued convertible promissory notes in the principal aggregate amount of $50,000 at a stated interest rate of 12% per annum, which were to mature on December 16, 2011 and February 10, 2012.  The notes were extended to September 30, 2012 and a second time to March 16, 2013, respectively.  The Company is negotiating a further extension of the notes with the holder.  The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the lender’s sole option, into shares of common stock at a conversion price of $0.35 per share.

The gross proceeds from the sale of the note of $50,000 were recorded net of a discount of $38,900. The debt discount was comprised of the beneficial conversion feature of the note. The debt discount was charged to interest expense ratably over the original term of the convertible notes.

g.

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

h.

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

i.

On November 9, 2011, the Company sold and issued a convertible promissory note in the principal amount of $30,000 at a stated interest rate of 12% per annum.  In addition the Company granted warrants to purchase 110,000 shares of common stock at an exercise price of $0.35 per share.  The warrants have a life of 5 years and were fully vested on the date of the grant.  The convertible note matured on February 9, 2012, was extended to September 30, 2012, a second time until December 14, 2012, a third time until June 15, 2013 and a fourth time until December 15, 2013.  The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the lender’s sole option, into shares of common stock at a conversion price of $0.35 per share.

The gross proceeds from the sale of the note of $30,000 were recorded net of a discount of $30,000. The debt discount was comprised of $22,000 for the relative fair value of the warrants and $8,000 for the beneficial conversion feature of the note. The debt discount was accreted as additional interest expense ratably over the original term of the convertible note.

j.

On February 10, 2012, the Company sold and issued a convertible promissory note in the principal amount of $30,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 60,000 shares of common stock at an exercise price of $0.35 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note matured on September 30, 2012 and was extended until December 14, 2012, a second time until June 15, 2013 and a third time until December 15, 2013. The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.35 per share.

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

Effective June 12, 2013, the Company and the holder entered into an agreement to amend the note to set the conversion price of the note to $0.25 per share, and the holder elected to convert the principal and interest into 111,933 shares of common stock.  An approximate expense of $12,000 equal to the fair value of shares to be transferred in excess of the fair value of shares issuable pursuant to the original conversion terms was recognized in the consolidated statements of operations for the three and six months ended June 30, 2013.  The shares were issued as of June 30, 2013.

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

On December 14, 2012, in anticipation of the maturity date of the note, the Company issued 50,000 of warrants to the note holders to extend the maturity date to June 15, 2013.  The warrants are exercisable at $0.35 per share, have a life of 5 years and were fully vested on the date of the grant.  Accordingly, the Company recorded the fair value of the warrants of $10,800 as debt discount, which was accreted as additional interest expense ratably over the extended term of the convertible note.

Effective June 12, 2013, the Company and the holder entered into an agreement to amend the note to set the conversion price of the note to $0.25 per share, and the holder elected to convert the principal and interest into 108,781 shares of common stock.  An approximate expense of $12,000 equal to the fair value of shares to be transferred in excess of the fair value of shares issuable pursuant to the original conversion terms was recognized in the consolidated statements of operations for the three and six months ended June 30, 2013.  The shares were issued as of June 30, 2013.

k.

On April 27, 2012, the Company sold and issued a convertible promissory note in the principal amount of $75,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 125,000 shares of common stock at an exercise price of $0.75 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note matured on August 1, 2012, was extended until September 5, 2012, and was extended a second time until December 3, 2012, a third time until June 15, 2013. During three months ended June 2013, an oral agreement extends it until December 15, 2013. The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.3825 per share.

The gross proceeds from the sale of the note of $75,000 were recorded net of a discount of $67,647. The debt discount was comprised of $30,000 for the relative fair value of the warrants and $37,647 for the beneficial conversion feature of the note. The debt discount was accreted as additional interest expense ratably over the original term of the convertible note.

On June 29, 2012, the Company sold and issued a convertible promissory note in the principal amount of $25,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 41,250 shares of common stock at an exercise price of $0.75 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note matured on October 1, 2012 and was extended until December 3, 2012, a second time until June 15, 2013 and a third time until December 15, 2013. The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.3825 per share.

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

Effective June 10, 2013, the Company and the holder entered into an agreement to amend the note to set the conversion price of the note to $0.25 per share, and the holder elected to convert the principal and interest into 222,704 shares of common stock.  An approximate expense of $35,000 equal to the fair value of shares to be transferred in excess of the fair value of shares issuable pursuant to the original conversion terms was recognized in the consolidated statements of operations for the three and six months ended June 30, 2013.  The shares have not been issued as of June 30, 2013.

m.

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

Effective April 30, 2013, the Company and the holder entered into an agreement to amend the note to set the conversion price of the note to $0.25 per share, and the holder elected to convert the principal and interest into 109,151 shares of common stock.  An approximate expense of $17,000 equal to the fair value of shares to be transferred in excess of the fair value of shares issuable pursuant to the original conversion terms was recognized in the consolidated statements of operations for the three and six months ended June 30, 2013.  The shares were issued as of June 30, 2013.

n.

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

Effective March 31, 2013, the Company and the holder entered into an agreement to amend the note to set the conversion price of the note to $0.25 per share, and the holder elected to convert the principal and interest into 86,400 shares of common stock.  An approximate expense of $12,000 equal to the fair value of shares to be transferred in excess of the fair value of shares issuable pursuant to the original conversion terms was recognized in the consolidated statements of operations for the six months ended June 30, 2013.  The shares were issued as of June 30, 2013.

o.

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

p.

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

The intrinsic value for the outstanding convertible promissory notes as of June 30, 2013 and December 31, 2012 was approximately $0 and $0, respectively.

9.  STOCKHOLDERS’ EQUITY

In 2009, the Company entered into a private placement offering for $2,000,000 (40 units).  Each unit consisted of 90,000 shares of common stock and warrants to purchase 45,000 shares of common stock.  The warrants were exercisable in whole or in part during the three-year period following issuance at an exercise price of $1.00 per share.  The shares of common stock into which the warrants are exercisable will have the same registration rights as all other shares of common stock sold in the offering.

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

On December 31, 2012, GAHI and GAIM entered into a securities purchase agreement (the “Purchase Agreement”) with FireRock Capital, Inc. (“FireRock”), pursuant to which FireRock purchased 714,286 shares of the Company’s common stock and membership interests representing 25% of GAIM for gross proceeds of $250,000.  As of December 31, 2012, the unpaid proceeds of $125,000 was included in other receivable on the consolidated balance sheets.  The receivable was collected on January 2, 2013.

On January 2, 2013, GAHI granted to a consultant of GAIM, an option to purchase 1,000,000 shares of common stock. The warrants are exercisable at $0.25 per common share and expire on January 1, 2021.  400,000 warrants vested immediately upon signing the independent contractor agreement, with a fair value of approximately $91,000 at the grant date recognized in the quarter ended March 31, 2013. 50,000 warrants vest for every $25,000,000 assets under management (“AUM”) (up to 600,000 warrants for $300,000,000 AUM) brought into the Company.  Each of the 50,000 warrants is measured at its then-current lowest aggregate fair value at each of interim reporting dates.  Changes in the lowest aggregate fair values result in a change in the measure of compensation cost.

On January 29, 2013, in connection with the acquisition of MGA (see Note 1), the Company issued an option to purchase 300,000 shares of common stock, valued at $33,900 at the acquisition date, to purchase the Company’s common shares.

On March 31, 2013, the Company and a convertible debt holder entered into an agreement to amend the note to set the conversion price of the note to $0.25 per share, and the holder elected to convert the principal and interest into 86,400 shares of common stock.  The shares have been issued as of June 30, 2013 (see Note 8).

On April 30, 2013, the Company and a convertible debt holder entered into an agreement to amend the note to set the conversion price of the note to $0.25 per share, and the holder elected to convert the principal and interest into 109,151 shares of common stock.  The shares have been issued as of June 30, 2013 (see Note 8).

On June 10, 2013, the Company and a convertible debt holder entered into an agreement to amend the note to set the conversion price of the note to $0.25 per share, and the holder elected to convert the principal and interest into 222,704 shares of common stock.  The shares have not been issued as of June 30, 2013 (see Note 8).

On June 12, 2013, the Company and a convertible debt holder entered into an agreement to amend two notes to set the conversion price of the notes to $0.25 per share, and the holder elected to convert the principal and interest into 220,714 shares of common stock.  The shares have been issued as of June 30, 2013 (see Note 8).

On June 12, 2013, the Company and a convertible debt holder entered into an agreement to amend the note to set the conversion price of the note to $0.25 per share, and the holder elected to convert the principal and interest into 163,074 shares of common stock.  The shares have been issued as of June 30, 2013 (see Note 8).

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

During the three months and six months ended June 30, 2013, under the private placement offering as described above, the Company sold 4.5 net units consisting of 900,000 shares of common stock with 450,000 warrants for net proceeds of $225,000, and 7.5 net units consisting of 1,500,000 shares of common stock with 750,000 warrants for net proceeds of $375,000, respectively.

10.  WARRANTS

The following tables summarize the warrants activities:

	Shares	Weighted Average Exercise Price	Weighted- Average Exercisable	Aggregate Intrinsic Value

Outstanding at December 31, 2012	10,604,173	$ 0.50	10,604,173	$ -

Granted	4,177,502	0.26	4,177,502	38,834
Exercised	-	-	-	-
Cancelled and surrendered	-	-	-	-

Outstanding at June 30, 2013	14,781,675	$ 0.46	14,781,675	$ -

Exercise Price	Average Number Outstanding	Average Contractual Life	Average Exercise price	Warrants Exercisable
0.001 $0.25 to $0.75	3,669,166 9,479,009	1.55 3.5	$ 0.001 0.41	3,669,166 9,479,009
$0.67	1,633,500	0.88	$ 0.67	1,633,500

	14,781,675	-	-	14,781,675

11.  NON-CONTROLLING INTEREST

As of June 30, 2013, the Company had three operating subsidiaries which were not wholly owned.  The Company had a 67% equity interest in Lillybell, a 67% equity interest in MGA and a 75% equity interest in GAIM. As of June 30, 2013 and December 31, 2012, the third party non-controlling interests were $(227,807) and $(159,035), respectively.

12.  RELATED PARTIES

The Company had a month-to-month agreement with Broad Sword Holdings, LLC, one of the Company’s stockholders, whereby Broad Sword Holdings, LLC provided office space to the Company, which was terminated in April, 2013. Broad Sword Holdings, LLC and prior landlord entered into a lease settlement agreement with payment of $75,000, based on the payment schedule as follows (1) $35,000 on or before April 1, 2013; (2) $10,000 on or before May 15, 2013; (3) $10,000 on or before June 15, 2013; (4) $10,000 on or before July 15, 2013; (5) $10,000 on or before August 15, 2013. The Company agreed to pay these amounts to Broad Sword Holdings, LLC. The Company made the first payment but has not yet made the remaining payments. During the three months ended June 30, 2013 and 2012, the Company was charged approximately $111,000 and $76,000, respectively, for office space. During the six months ended June 30, 2013 and 2012, the Company was charged approximately $171,000 and $153,000, respectively, for office space.

Advances – related parties in part represents a receivable from Global Arena Master Fund, Ltd.  Global Arena Master Fund, Ltd. is an alternative investment vehicle which invests the funds of Global Arena Macro Fund, Ltd., an alternative investment vehicle owned by investors purchasing shares in the fund.  The Company will earn a management fee for its services.  Those advances are non-interest bearing and payable on demand.  At June 30, 2013 and December 31, 2012, the receivable was approximately $0 and $14,000 from Global Arena Master Fund, Ltd., respectively.

Advances – related parties also represents advances to Broad Sword Holdings, LLC.  Those advances are non-interest bearing and payable on demand.  At June 30, 2013 and December 31, 2012, the receivable was approximately $16,000 and $20,000, respectively.

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

GACC is currently involved in an arbitration with an individual formerly associated with it  The individual (“Claimant”) alleges that GACC and various of its registered representatives (“Respondents”) engaged in a concerted course of action to wrest from him his book of business by wrongfully terminating an Office of Supervisory Jurisdiction Agreement (“OSJ Agreement”). The Claimant has been barred from the securities industry for egregious violations of securities laws, rules and regulations that occurred prior to him joining GACC. The Statement of Claim purports to seek recovery based on theories of fraud, fraudulent inducement, unfair competition, breach of contract, tortuous interference and unjust enrichment, among other things. Claimant alleges and seeks five million five hundred thousand ($5,500,000) in damages. The Respondents interposed a Statement of Answer denying Claimant’s allegations and claims. In addition, GACC has asserted counterclaims for fraud, breach of contract, business defamation, indemnification and other claims as well, which arise out of his failure to properly disclose all his regulatory issues in inducing GACC to establish a business relationship with him and his conduct after he joined GACC. Respondents have vigorously contested the Claimant’s claims and will continue doing so as they believe those claims are patently without merit. GACC also will continue prosecuting its counterclaims. Evidentiary hearings were originally set for January 2013, but were thereafter adjourned to July 2013 and subsequently adjourned again. Evidentiary hearings are presently scheduled for November 25, 2013 and November 26, 2013. Management is unable to determine the ultimate outcome of the arbitration and the impact, if any, to the Company’s financial statements at this time.

In October 2012, GACC received a complaint from a customer’s attorney alleging excessive commissions and one or more sales practice violations, but principally sounding in an alleged failure to execute stop loss orders. The attorney demanded payment of the sum of $642,000, allegedly representing the amount of the customer’s damages. The matter has been submitted to GACC’s insurance company to put it on notice of a potential claim. An arbitration has not been brought. Should one be brought, GACC intends to vigorously contest and defend it. Management is unable to determine the ultimate outcome, if any, to the Company’s financial statements at this time.

In July 2013, GACC executed an Acceptance, Waiver and Consent (“AWC”) with FINRA to resolve certain differences arising out of FINRA’s routine 2009 audit examination of the Firm. In executing the AWC, GACC neither admitted nor denied the FINRA’s findings contained therein, and agreed to a censure and a fine of $30,000, which has been fully paid.  FINRA’s findings were that certain of GACC’s email communications were not maintained in a readily accessible place, five customer complaints were not reported or were reported late, five registered representative Form U4s or U5s were not timely updated, and GACC’s supervisory controls did not specify procedures regarding producing managers and were not implemented with regard to language in a required annual certification, testing of procedures and controls, evidencing confirmation of requests for third-party wires and checks and reliance on the limited size and resource exception concerning heightened supervision of producing managers.

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

14.  REVENUE CONCENTRATIONS

The Company considers significant revenue concentrations to be clients or brokers who account for 10% or more of the total revenues generated by the Company during the period.  The Company had no brokers who accounted for 10% of total revenues, and no revenues from a single customer that accounted for 10% or more of total revenues, during the quarter ended June 30, 2013.  During the quarter ended June 30, 2012, the Company had one broker who accounted for 11% of total revenues, and no revenues from a single customer that accounted for 10% or more of total revenues.  The Company had no brokers who accounted for 10% of total revenues, and no revenues from a single customer that accounted for 10% or more of total revenues, during the six months ended June 30, 2013.  During the six months ended June 30, 2012, the Company had one broker who accounted for 11% of total revenues, and no revenues from a single customer that accounted for 10% or more of total revenues.

15.  SUBSEQUENT EVENTS

As discussed in detail under Note 9, in 2013, the Company entered into a private placement offering.  In July 2013, the Company sold 2.0 units consisting of 400,000 shares of common stock with 200,000 warrants for net proceeds of $100,000.

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

Critical Accounting Policies

Global Arena’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Critical accounting policies for the registrant include the revenue recognition, cash and cash equivalents and derivative financial instruments.

Change of Reporting Entity and Basis of Accounting and Presentation

The reverse merger described in Note 1 to the financial statements was treated as recapitalization of the Company. SEC Manual Item 2.6.5.4 “Reverse Acquisitions” requires that “in a reverse acquisition, the historical shareholder’s equity of the accounting acquirer prior to the merger is retroactively reclassified for the equivalent number of shares received in the merger after giving effect to any difference in par value of the registrant’s and the accounting acquirer’s stock by an offset to additional paid-in capital.”

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

Revenue Recognition

Global Arena earns revenues through various services it provides to its clients. Advisory fees are on a contractual basis with the fee stipulated in the contract and are recognized based on the terms of the contract during the period service is provided.  Customer security transactions and the related commission income and expense are recorded as of the trade date. Global Arena generally acts as an agent in executing customer orders to buy or sell listed and over-the-counter securities in which it does not make a market, and charges commissions based on the services Global Arena provides to its customers.  Insurance commission revenues are recognized at the later of the billing or the effective date of the related insurance policies, net of an allowance for estimated policy cancellations.

Derivative Financial Instruments

In connection with the issuance of certain warrants that include price protection reset or anti-dilution provisions, Global Arena determined that the exercise price reset provision feature is an embedded derivative instrument pursuant to ASC 815 “Derivatives and Hedging.” These embedded derivatives are adjusted to fair value at each balance sheet date with the change recognized in operations.

The accounting treatment of derivative financial instruments requires that Global Arena records the related warrants at their fair values as of the inception date of the financial instrument and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. Global Arena reassesses the classification at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

Off-balance Sheet Arrangements

Global Arena has not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties.

Global Arena does not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB and the SEC did not have, or are not believed by management to have, a material impact on Global Arena’s present or future consolidated financial statements.

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

Liquidity and Capital Resources

During the six months ended June 30, 2013, Global Arena received proceeds of $35,714 from the sale of a 25% interest in GAIM, and proceeds of $495 from the sale of GATA, resulting in net cash provided by investing activities of $36,209.

Comparatively, during the six months ended June 30, 2012, Global Arena received proceeds of $613 from the return of an escrow deposit, resulting in net cash provided by investing activities of $613.

During the six months ended June 30, 2013, Global Arena received proceeds of $464,287 from the issuance of common stock and warrants, proceeds of $40,000 from convertible promissory notes, repaid $150,000 of convertible promissory notes and received advances of $16,878 from related parties, resulting in net cash provided by financing activities of $371,165 for the six months ended June 30, 2013.

Comparatively, for the six months ended June 30, 2012, Global Arena received proceeds of $440,000 from convertible promissory notes and received advances of $54,048 from related parties, resulting in net cash provided by financing activities of $494,048.

Global Arena had a month-to-month agreement with Broad Sword Holdings, LLC until Mid-April 2013, one of Global Arena’s stockholders, whereby Broad Sword Holdings, LLC provided office space to Global Arena. Broad Sword Holdings, LLC and the prior landlord entered into a lease settlement agreement with payment of $75,000.  The Company agreed to pay these amounts to Broad Sword Holdings, LLC. During the three months ended June 30, 2013 and 2012, the Company was charged approximately $111,000 and $76,000, respectively, for office space. During the six months ended June 30, 2013 and 2012, the Company was charged approximately $171,000 and $153,000, respectively, for office space.

The accompanying financial statements have been prepared assuming that Global Arena will continue as a going concern. As shown in the accompanying financial statements, Global Arena has incurred losses before noncontrolling interests of $1,030,692 and $478,485 for the three months ended June 30, 2013 and 2012, and $2,025,313 and $750,043 for the six months then ended, respectively, and has a working capital deficiency $2,162,594 as of June 30, 2013, which raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes that it will be successful in obtaining additional financing, from which the proceeds will be primarily used to execute its operating plan. Global Arena plans to use its available cash to continue the development and execution of its business plan and expand its client base and services. However, Global Arena cannot give assurances that such financing will be available or on acceptable terms, or at all. Should Global Arena not be successful in obtaining the necessary financing to fund its operations, it would need to curtail certain or all of its operational activities.

Global Arena’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.  Our auditors have included a “going concern” qualification in their auditors’ report dated April 15, 2013 on our annual financial statements for the year ended December 31, 2012.  Such a “going concern” qualifications may make it more difficult for us to raise funds when needed.  The outcome of this uncertainty cannot be determined at this time.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve Global Arena’s operating results and eventually generate profitable operations.

Results of Operations

Six Months Ended June 30, 2013 compared to the Six Months Ended June 30, 2012.

Revenues for six months ended June 30, 2013 consisted of commissions and other of $4,633,566. Comparatively for the six months ended June 30, 2012, revenues consisted of commissions and other of $4,108,173 and investment advisory fees of $207,759. The increase in commissions and other is due to higher assets under management in GACC and the decrease in investment advisory fees is due to lower assets under management in GAIM.

For the six months ended June 30, 2013, we incurred commissions of $3,207,524 and incurred salaries and benefits of $568,515. We had occupancy expenses of $171,487, business development expenses of $174,638, and incurred professional fees of $595,681. We incurred $720,917 for stock-based compensation, $461,070 for clearing and operations and $57,388 for communication and data. We incurred $75,162 in regulatory fees, and had office and other expenses of $115,211. As a result, we had total operating expenses of $6,147,593 for the six months ended June 30, 2013, resulting in a net loss from operations of $1,514,027.

Comparatively, for the six months ended June 30, 2012, we incurred commissions of $3,131,426 and incurred salaries and benefits of $559,792. We had occupancy expenses of $153,721, business development expenses of $175,493, and incurred professional fees of $211,825. We incurred $448,009 for clearing and operations and $57,517 for communication and data. We incurred $91,699 in regulatory fees, and had office and other expenses of $124,067. As a result, we had total operating expenses of $4,953,999 for the six months ended June 30, 2012, resulting in a net loss from operations of $638,067.

There was a loss on the fair value of a derivative liability for the six months ended June 30, 2013 of $91,100 compared to a gain of $343,500 for the six months ended June 30, 2012.

Three Months Ended June 30, 2013 compared to the Three Months Ended June 30, 2012.

Revenues for three months ended June 30, 2013 consisted of commissions and other of $2,516,187. Comparatively for the three months ended June 30, 2012, revenues consisted of commissions and other of $1,957,105 and investment advisory fees of $20,720. The increase in commissions and other is due to higher assets under management in GACC and the decrease in investment advisory fees is due to lower assets under management in GAIM.

For the three months ended June 30, 2013, we incurred commissions of $1,790,821 and incurred salaries and benefits of $282,899. We had occupancy expenses of $111,259, business development expenses of $100,199, and incurred professional fees of $225,329. We incurred $560,025 for stock-based compensation, $209,752 for clearing and operations and $31,939 for communication and data. We incurred $43,189 in regulatory fees, and had office and other expenses of $59,404. As a result, we had total operating expenses of $3,414,816 for the three months ended June 30, 2013, resulting in a net loss from operations of $898,629.

Comparatively, for the three months ended June 30, 2012, we incurred commissions of $1,301,062 and incurred salaries and benefits of $302,855. We had occupancy expenses of $76,860, business development expenses of $94,539, and incurred professional fees of $72,702. We incurred $264,132 for clearing and operations and $28,671 for communication and data. We incurred $42,586 in regulatory fees, and had office and other expenses of $61,486. As a result, we had total operating expenses of $2,244,893 for the three months ended June 30, 2012, resulting in a net loss from operations of $267,068.

There was a gain on the fair value of a derivative liability for the three months ended June 30, 2013 of $94,300 compared to a gain of $8,000 for the three months ended June 30, 2012.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2013.  We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of June 30, 2013 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the six months ended June 30, 2013.  Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 1, 2013, as a result of an audit commenced in August 2012, the National Futures Association (“NFA”) filed a complaint with its Business Conduct Committee against our subsidiary, Global Arena Commodities Corp. (“GACOM”), a registered introducing broker and NFA member, and the former president, an NFA associate and a principal and a registered associated person of GACOM.  The complaint generally alleged that GACOM and/or the former president, as appropriate, acted as a futures commission merchant without maintaining the appropriate registration, failed to ensure that a third party who provided leads and customer referrals to GACOM had not used misleading promotional material to generate such leads,  failed to conduct adequate due diligence to determine whether an entity with which GACOM conducted business required CFTC registration or NFA membership, failed to implement an adequate anti-money laundering program, and committed certain supervisory failures.  GACOM and the former president deny the allegations set forth in the Complaint and intend to vigorously defend against such claims.  Nonetheless, in the event that the NFA determines that GACOM and/or the former president committed such violations, each of GACOM and the former president could be subject to significant penalties, including, without limitation, expulsion for a specified period from NFA membership and suspension for a specified period from association with an NFA member, respectively.  We are unable to determine the impact, if any, the complaint or any final determination may have on GACOM’s business; however, if it is finally determined that GACOM and/or the former president committed any such violations; such determination could have a material adverse impact on our businesses and consolidated financial statements.

In addition, certain directors, officers, employees and/or registered representatives of our registered broker-dealer subsidiary, Global Arena Capital Corp., have been called before the Financial Industry Regulatory Authority (“FINRA”) for on-the-record interviews in connection with certain FINRA inquiries.  At this time, GACC’s management is unable to determine what will be the ultimate outcome of such inquiries, including whether any formal investigation, proceeding or action will be instituted against GACC or certain of its directors, officers, employees and/or registered representatives relating to allegations of FINRA rule violations, and if so, whether any such investigation, proceeding or action will materially impact our consolidated financial statements.

GACC is currently involved in an arbitration with an individual formerly associated with it. The individual (“Claimant’) alleges that GACC and various of its registered representatives (“Respondents”) engaged in a concerted course of action to wrest from him his book of business by wrongfully terminating an Office of Supervisory Jurisdiction

Agreement (“OSJ Agreement”). The Claimant has been barred from the securities industry for egregious violations of securities laws, rules and regulations that occurred prior to him joining GACC. The Statement of Claim purports to seek recovery based on theories of fraud, fraudulent inducement, unfair competition, breach of contract, tortuous interference and unjust enrichment, among other things. Claimant alleges and seeks five million five hundred thousand ($5,500,000) in damages. The Respondents interposed a Statement of Answer denying Claimant’s allegations and claims. In addition, GACC has asserted counterclaims for fraud, breach of contract, business defamation, indemnification and other claims as well, which arise out of his failure to properly disclose all his regulatory issues in inducing GACC to establish a business relationship with him and his conduct after he joined GACC. Respondents have vigorously contested the Claimant’s claims and will continue doing so as they believe those claims are patently without merit. GACC also will continue prosecuting its counterclaims. Evidentiary hearings were originally set for January 2013, but were thereafter adjourned to July 2013 and subsequently adjourned again. Evidentiary hearings are presently scheduled for November 25, 2013 and November 26, 2013. Management is unable to determine the ultimate outcome of the arbitration and the impact, if any, to the Company’s financial statements at this time.

In October 2012, GACC received a complaint from a customer’s attorney alleging excessive commissions and one or more sales practice violations, but principally sounding in an alleged failure to execute stop loss orders. The attorney demanded payment of the sum of $642,000, allegedly representing the amount of the customer’s damages. The matter has been submitted to GACC’s insurance company to put it on notice of a potential claim. An arbitration has not been brought. Should one be brought, GACC intends to vigorously contest and defend it. Management is unable to determine the ultimate outcome, if any, to the Company’s financial statements at this time.

In July 2013, GACC executed an Acceptance, Waiver and Consent (“AWC”) with FINRA to resolve certain differences arising out of FINRA’s routine 2009 audit examination of the Firm. In executing the AWC, GACC neither admitted nor denied the FINRA’s findings contained therein, and agreed to a censure and a fine of $30,000, which has been fully paid.  FINRA’s findings were that certain of GACC’s email communications were not maintained in a readily accessible place, five customer complaints were not reported or were reported late, five registered representative Form U4s or U5s were not timely updated, and GACC’s supervisory controls did not specify procedures regarding producing managers and were not implemented with regard to language in a required annual certification, testing of procedures and controls, evidencing confirmation of requests for third-party wires and checks and reliance on the limited size and resource exception concerning heightened supervision of producing managers.

Item 1A.  Risk Factors

Not applicable for smaller reporting company

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In March, April and July 2013, the Company sold 9.5 units consisting of 1,900,000 shares of common stock with 950,000 warrants for net proceeds of $475,000 pursuant to a private placement offering the Company entered into in March 2013.

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

Dated: September 5, 2013

Global Arena Holding, Inc.

/s/Joshua Winkler

   Joshua Winkler,

   Chief Executive Officer

   Chief Financial Officer