Form 10-Q
period 2013-09-30
Global Arena Holding, Inc.
filed 2013-11-19
CIK 1138724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2013

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number  0-49819

Global Arena Holding, Inc.

 (Exact name of registrant as specified in its charter)

Delaware	33-0931599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

555 Madison Avenue, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

November 19, 2013:  Common Stock  -  24,650,979

GLOBAL ARENA HOLDING, INC.

FORM 10-Q

For the quarterly period ended September 30, 2013

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2013	December 31, 2012
	(Unaudited)

Current assets
Cash	$129,528	$376,942
Due from clearing organization	456,674	475,861
Advances to registered representatives and employees	143,741	100,454
Prepaid expenses and other current assets	58,715	112,099
Other receivable	-	125,000
Advances - related parties	17,163	34,041

Total current assets	805,821	1,224,397

Fixed assets, net of accumulated depreciation
of $19,450 and $16,054, respectively	4,418	7,814

Other assets
Goodwill	33,900	-
Deposits with clearing organizations	50,003	50,003

Total other assets	83,903	50,003

TOTAL ASSETS	$894,142	$1,282,214

Continued on next page

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Continued from previous page

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)	September 30, 2013	December 31, 2012
	(Unaudited)
Current liabilities
Accounts payable and accrued expenses	$ 862,377	$ 516,752
Commission payable	435,471	413,244
Convertible promissory notes payable,
net of debt discount of $20,160 and $182,600
at September 30, 2013 and December 31, 2012, respectively	1,059,355	1,161,915
Derivative liability	1,719,600	905,700

Total current liabilities	4,076,803	2,997,611

Convertible promissory notes payable,
net of debt discount of $151,716 and $259,500
at September 30, 2013 and December 31, 2012, respectively	298,284	150,500

Total liabilities	4,375,087	3,148,111

Stockholders’ (deficiency)
Common stock, $0.001 par value; 100,000,000 shares authorized; 24,650,979 and 21,948,937 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	24,651	21,949
Additional paid-in capital	8,192,663	6,247,736
Accumulated (deficit)	(11,453,132)	(7,976,547)

Stockholders’ (deficiency) attributable to controlling interests	(3,235,818)	(1,706,862)
Noncontrolling interests	(245,127)	(159,035)

Total stockholders’ (deficiency)	(3,480,945)	(1,865,897)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)	$ 894,142	$1,282,214

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(UNAUDITED)

	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
Revenues
Investment advisory fees	$ -	$ 373,354	$ -	$1,231,043
Commissions and other	2,894,205	2,385,892	7,527,771	5,844,137
Total revenues	2,894,205	2,759,246	7,527,771	7,075,180

Operating expenses
Commissions	2,109,300	2,032,428	5,316,824	5,163,855
Salaries and benefits	347,190	320,748	915,705	880,541
Occupancy	43,528	58,110	215,015	214,388
Business development	97,906	91,088	272,544	267,032
Professional fees	155,834	106,989	751,515	318,815
Stock-based compensation	270,488	50,636	991,405	50,636
Clearing and operations	332,206	254,157	793,276	702,165
Communication and data	-	26,432	57,157	83,949
Regulatory fees	80,095	32,447	155,257	124,147
Office and other	38,159	40,219	153,599	161,728
Total operating expenses	3,474,706	3,013,254	9,622,297	7,967,256
(Loss) from operations	(580,501)	(254,008)	(2,094,526)	(892,076)

Other income (expenses)
Loss on sale of GATA	-	-	(2,353)	-
Interest expense	(114,463)	(228,443)	(532,296)	(683,918)
Change in fair value of derivative liability	(842,400)	107,300	(933,500)	450,800
Total other (expenses)	(956,863)	(121,143)	(1,468,149)	(233,118)

Net (loss) before noncontrolling interests	(1,537,364)	(375,151)	(3,562,675)	(1,125,194)
Net (loss) attributable to noncontrolling interests	(17,320)	(7,539)	(86,092)	(23,271)

Net (loss) attributable to common stockholders	$(1,520,044)	$(367,612)	$(3,476,583)	$(1,101,923)
(Loss) per common share, basic and diluted	$ (0.06)	$ (0.02)	$ (0.15)	$ (0.05)
Weighted average shares outstanding, basic and diluted	24,568,371	21,234,651	23,382,529	21,234,651

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(UNAUDITED)

	2013	2012
Cash flows from operating activities
Net (loss) before noncontrolling interests	$(3,562,675)	$(1,125,194)
Adjustment to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	3,396	3,835
Accretion of debt discount	397,435	575,021
Stock-based compensation	991,405	50,636
Change in fair value of derivative liability	933,500	(450,800)
Loss on sale of GATA	2,353	-
Change in operating assets and liabilities:
Due from clearing organization	16,339	(411,917)
Deposits with clearing organizations	-	1,587
Advances to registered representatives and employees	(43,287)	18,869
Prepaid expenses and other current assets	53,384	108,514
Commissions payable	22,227	488,625
Accounts payable and accrued expenses	366,135	235,984
Customer deposit	-	(15,147)
Net cash (used in) operating activities	(819,788)	(519,987)

Cash flows from investing activities
Proceeds from sale of 25% interest in GAIM	35,714	-
Proceeds from sale of GATA	495	-
Return of escrow deposit – restricted cash	-	613
Net cash provided by investing activities	36,209	613

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	564,287	-
Proceeds from convertible promissory notes	105,000	585,000
Repayment of convertible promissory notes	(150,000)	-
Advances from related parties	16,878	5,622
Net cash provided by financing activities	536,165	590,622

Net change in cash	(247,414)	71,248
Cash, beginning of period	376,942	28,176

Cash, end of period	$129,528	$99,424

(Continued on next page)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(UNAUDITED)

	2013	2012

Supplemental disclosure of cash flow information

Cash paid for income taxes	$ 9,090	$27,793

Cash paid for interest	$200,403	$22,280

Supplemental disclosure of non-cash investing and financing activities

Issuance of warrants in connection with debt	$ 21,428	$521,771

Reclassification of derivative liabilities to equity	$119,600	$ -

Insurance of options for the purchase of MGA	$ 33,900	$ -

Increase of ownership interest in GAIM	$ -	$ 46,697

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(UNAUDITED)

1.  ORGANIZATION

Description of the Business

Global Arena Holding, Inc. (formerly, “Global Arena Holding Subsidiary Corp.”) (“GAHI”), was formed in February 2009, in the state of Delaware.  GAHI is a financial services firm that services the financial community through its subsidiaries as follows:

Global Arena Capital Corp. (“GACC”) is a wholly owned subsidiary that is a full service financial services company. GACC is a broker-dealer registered with the Securities and Exchange Commission (“SEC”).  The Company is also a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Investor Protection Corp (“SIPC”). GACC is engaged in the securities business, which comprises several classes of securities transactions such as equities, corporate and municipal bonds, mutual funds, insurance and options, all of which the broker dealer executes as risk-less principal and agency transactions.  Global Arena Investment Management LLC (“GAIM”), a majority owned subsidiary, provides investment advisory services to its clients.  GAIM is registered with SEC as an investment advisor and clears all of its business through Fidelity Advisors (“Fidelity”), its correspondent broker. Global Arena Commodities Corp. (“GACOM”), a wholly owned subsidiary, provided commodities brokerage services and earned commissions. GACOM ceased operating in November 2013.  GAHI is reviewing its options and may close GACOM.  Lillybell Entertainment, LLC (“Lillybell”), a majority owned subsidiary, provides finance services to the entertainment industry.  MGA International Brokerage LLC (“MGA”), a newly acquired majority owned subsidiary and a New York limited liability company, is a full-service insurance broker.   MGA offers comprehensive life and property and casualty insurance services, solutions and advice.  Global Arena Trading Advisors, LLC (“GATA”), provided futures advisory services. GATA was registered with the National Futures Association (NFA) as a commodities trading advisor.  On March 7, 2013, the Company sold GATA to a third party.

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

The consolidated financial statements are issued under the name of Global Arena Holding, Inc. (formerly, China Stationery, the legal acquirer), but are a continuation of the consolidated financial statements of Global Arena Subsidiary Corp. and its subsidiaries (the accounting acquirers, collectively, the “Company”).

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

Sale of Global Arena Trading Advisors, LLC

On March 7, 2013, the Company and Courtney Smith entered into a purchase agreement for the sale of the Company’s 100% interests in GATA to Courtney Smith for $500.  The related loss of $2,353 was included in the accompanying statement of operations for the nine months ended September 30, 2013.  In accordance with SEC Regulation S-X Rule 3-05, GATA was not a significant subsidiary as of the disposal date.  Therefore, no pro forma financial information related to the disposal is required to be presented in accordance with SEC Regulation S-X Rule 11-01.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has generated recurring losses and cash flow deficits from operations since inception and has had to continually borrow to continue operations. In addition, the Company is in default of certain notes outstanding and is subject to their continued support of not demanding payment.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or generate positive cash flows from operations.  Management believes that it will be successful in obtaining additional financing, from which the proceeds will be primarily used to execute its operating plan. The Company plans to use its available cash to continue the development and execution of its business plan and expand its client base and services.  However, the Company can give no assurance that such financing will be available or on terms acceptable to the Company, or at all.  Should the Company not be successful in obtaining the necessary financing to fund its operations and ultimately achieve adequate profitability and cash flows from operations, the Company would need to curtail certain or all of its operating activities.

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

The unaudited interim consolidated financial statements of the Company as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.  Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the year ended December 31, 2012, previously filed with the SEC.  In the opinion of management, the interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2013.

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

Fair Value of Financial Instruments

FASB ASC 820, “Fair Value Measurement” defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for that asset or liability.  The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.

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

Deposits with Clearing Organizations

As of September 30, 2013 and December 31, 2012, deposits with clearing organizations consisted primarily of cash deposits in accordance with the clearing arrangement.

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

If the carrying amount exceeds the asset’s estimated futures cash flows (discounted and with interest charges), the loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets.  Based on its assessments, the Company did not incur any impairment charges for the three and nine months ended September 30, 2013 and 2012.

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

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs, which are included in business development expenses, were deemed to be de minimus for the three and nine months ended September 30, 2013 and 2012.

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

Noncontrolling Interests

The Company accounts for its less than 100% interest in consolidated subsidiaries in accordance with FASB ASC 810, “Consolidation,” and accordingly the Company presents noncontrolling interests as a component of equity on its consolidated balance sheets and reports the noncontrolling interests’ share of net income or loss under the heading “net income (loss) attributable to noncontrolling interests” in the consolidated statements of operations.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes,” which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  As of September 30, 2013 and December 31, 2012, the Company had deferred tax assets of approximately $4,620,000 and $3,233,000, respectively, for net operating loss carryforwards, which were fully reserved by a valuation allowance due to the significant uncertainty with respect to its future realization.

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

The Company is generally no longer subject to federal, state and local income tax examinations by tax authorities for tax years prior to 2010.

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

4.  NET INCOME (LOSS) PER SHARE

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the amount available to common shareholders by the weighted average number of shares of common stock outstanding during the period.  Diluted income per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants, convertible preferred stock and convertible notes. The Company’s common stock equivalents were excluded in the computation of diluted net (loss) per share since their inclusion would be anti-dilutive.  These common stock equivalents may dilute future earnings per share.  Total shares issuable upon the exercise of outstanding warrants and conversion of convertible promissory notes for the nine months ended September 30, were as follows:

	2013	2012
Warrants	15,654,633	5,659,878
Convertible debt	4,718,388	3,918,292
Stock options	2,375,000	1,725,000

Common stock equivalents	22,748,021	11,303,170

5.  DERIVATIVE FINANCIAL INSTRUMENTS

In October 2010, in connection with a subscription agreement, the Company issued 2,231,250 warrants to an investor. The warrants have a term of three years. Per the terms of the subscription agreement, in the event the Company, at any time while all or any portion of these warrants are outstanding, sells any shares of common stock per share, or issue common stock equivalents at a conversion price, less than the warrant exercise price, the warrant price will be adjusted accordingly. In accordance with the provisions of ASC 815-40, these warrants are subject to derivative accounting treatment under ASC

815-10 and are recorded as a liability which is revalued at fair value each reporting date. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date.  The Company reassesses the classification at each balance sheet date.  If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. The Company used the Black-Scholes valuation method to value the derivative instruments at inception and on subsequent valuation dates. The derivatives were extinguished on January 1, 2013 upon a mutual agreement reached between the Company and the warrants holder. However, prior to extinguishment, the fair value of the derivatives measured using the Black-Scholes valuation method was $119,600, resulting in a gain of $3,800 recorded in the statements of consolidated operations for the nine months ended September 30, 2013.

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

	September 30, 2013	Issuance, December 31, 2012
Expected volatility	170%	140%
Risk free interest rate	0.1%	0.25%
Expected life (years)	1.25	2

For the three months ended September 30, 2013 and 2012, the Company recognized a change in the derivative liabilities of $(842,400) and $0, respectively, and $(937,300) and $0 for the nine months then ended, respectively, in other income (expense) related to this warrant derivative instrument.

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

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of September 30, 2013 and December 31, 2012.

September 30, 2013	Level 1	Level 2	Level 3	Total
Derivative financial instruments - warrants	$ -	$ -	$ 1,719,600	$ 1,719,600

December 31, 2012	Level 1	Level 2	Level 3	Total
Derivative financial instruments - warrants	$ -	$ -	$ 905,700	$ 905,700

The following table presents the Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs for the derivative warrants:

Balance, January 1, 2013	$ 905,700
Fair value of warrants exercised	-
Cancellation of derivative liability	(119,600)
Change in fair value included in other (income) loss	933,500

Balance, September 30, 2013	$ 1,719,600

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

The stock-based compensation related to the Plan, included in stock compensation expense in the consolidated statements of operations, was $60,554 and $50,636 for the three months ended September 30, 2013 and 2012, and $181,662 and $50,636 for the nine months then ended, respectively.

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

The stock-based compensation related to the options, included in stock compensation expense in the consolidated statements of operations, was $9,315 and $0 for the three months ended September 30, 2013 and 2012, and $27,599 and $0 for the nine months then ended, respectively.

As disclosed in Note 1, on January 29, 2013, in connection with the acquisition of MGA, the Company issued an option to purchase 300,000 shares of common stock exercisable at $0.25 per common share, which expires on January 28, 2014.  The options vested on the grant date, with a fair value of approximately $34,000 at the grant date recognized in the quarter ended March 31, 2013.

Weighted average assumptions used to estimate the fair value of stock options on the date of grant are as follows:

January 29, 2013
Expected dividend yield	-
Expected stock price volatility	120%
Risk free interest rate	0.15%
Expected life (years)	1 year

The Company will issue new shares of common stock upon the exercise of stock options.  The following is a summary of stock option activity:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2012	2,075,000	$ 0.45	2.5 years	$ -
Granted	300,000	0.25	0.33 years	13,616
Exercised	-	-	-	-
Cancelled and expired	-	-	-	-
Forfeited	-	-	-	-

Outstanding at September 30, 2013	2,375,000	$ 0.44	1.69 years	$ -

Vested and expected to vest at September 30, 2013	1,303,500	$ 0.40	2.29 years	$ -

Exercisable at September 30, 2013	1,303,500	$ 0.40	2.29 years	$ -

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the three and nine months ended September 30, 2013.

As of September 30, 2013, approximately $237,700 of total unrecognized compensation costs will be recognized through 2015.

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

On January 31, 2012, all of the above notes sold and issued to the lender, in the total principal amount of $351,500, were extended to April 23, 2012 in consideration of a $10,000 payment due. On April 23, 2012, all notes were extended to May 30, 2012 in consideration of an additional $10,000 payment due.  On December 31, 2012, the Company and the holder agreed to an additional extension of the notes until May 31, 2013.  The extension agreement provided that (1) $118,000 (of which $3,000 is offset as provided in the extension agreement) be paid on or before January 10, 2013, representing the payment for all accrued interest and other fees as of December 31, 2012; (2) $150,000 on or before March 31, 2013; (3) $100,000 on or before April 11, 2013; (4) $98,500 on or before April 30, 2013; and (5) all accrued interest be payable commencing with the first interest payment due on January 31, 2013 and continuing until and including the maturity date.  The extension agreement also provided that the holder has the right to purchase shares of common stock of the Company at a per share price of $0.001 for a period of two years from December 31, 2012.  In addition, if the holder exercises the options, for the period from December 31, 2012 to January 17, 2014, the Company without any further consideration or action by the holder, shall issue additional shares so that at all times the holder shall own 9.99% of the issued and outstanding shares of the Company.  The extension agreement grants the Company a right to repurchase the option from the holder for $3,000 between June 1 and June 3, 2013, which the Company did not exercise.

The total beneficial ownership by the holder cannot exceed 9.99% of the outstanding shares of the Company’s common stock.  The Company paid the $115,000 by January 2013.  However, the Company has not yet made the second and third payments. The notes are considered in default and the Company is negotiating with the lender for another extension.

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

Effective June 12, 2013, the Company and the holder entered into an agreement to amend the note to set the conversion price of the note to $0.25 per share, and the holder elected to convert the principal and interest into 163,074 shares of common stock.  An approximate expense of $18,000 equal to the fair value of shares to be transferred in excess of the fair value of shares issuable pursuant to the original conversion terms was recognized in the consolidated statements of operations for the nine months ended September 30, 2013.  The shares were issued as of September 30, 2013.

d.

On September 29, 2011, the Company sold and issued a convertible promissory note in the principal amount of $25,000 at a stated interest rate of 12% per annum.  In addition the Company granted warrants to purchase 71,429 shares of common stock at an exercise price of $0.35 per share. The warrants have a life of 5 years and were fully vested on the date of the grant.  The convertible note originally matured on December 29, 2011, was extended to September 30, 2012, a second time to September 20, 2013 and a third time to December 31, 2013. Under the original note, the holder of the note was entitled to convert all or a portion of the convertible note plus any unpaid interest, at the lender’s sole option, into shares of common stock at a conversion price of $0.35 per share.  As inducement for the extension of the note until December 31, 2013, the conversion price was lowered to $0.25 per share.

The gross proceeds from the sale of the note of $25,000 were recorded net of a discount of $25,000.  The debt discount was comprised of $13,000 for the relative fair value of the warrants and $12,000 for the beneficial conversion feature of the note.  The debt discount was charged to interest expense ratably over the term of the note.

e.

On September 29, 2011, the Company sold and issued a convertible promissory note in the principal amount of $25,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 71,429 shares of common stock at an exercise price of $0.35 per share.  The warrants have a life of 5 years and were fully vested on the date of the grant.  The convertible note originally matured on December 29, 2011, was extended to September 30, 2012, a second time to September 20, 2013 and a third time to December 31, 2013. The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the lender’s sole option, into shares of common stock at a conversion price of $0.35 per share.

The gross proceeds from the sale of the note of $25,000 were recorded net of a discount of $25,000.  The debt discount was comprised of $13,000 for the relative fair value of the warrants and $12,000 for the beneficial conversion feature of the note.  The debt discount was accreted as additional interest expense ratably over the term of the convertible note.

On May 31, 2012, the Company sold and issued a convertible promissory note in the principal amount of $50,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 250,000 shares of common stock at an exercise price of $0.55 per share, which warrants have a life of 3 years and warrants to purchase 111,111 shares of common stock at an exercise price of $0.75 per share, which warrants have a life of 5 years. The warrants were fully vested on the date of the grant. The convertible note matured on July 30, 2012 and was extended until September 20, 2013 and a second time to December 31, 2013. The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.45 per share.

The gross proceeds from the sale of the note of $50,000 were recorded net of a discount of $50,000. The debt discount was comprised of $36,000 for the relative fair value of the warrants and $14,000 for the beneficial conversion feature of the note. The debt discount was accreted as additional interest expense ratably over the original term of the convertible note.

On September 21, 2012, the Company sold and issued a convertible promissory note in the principal amount of $25,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 55,556 shares of common stock at an exercise price of $0.75 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note matured on September 20, 2013 and was extended until December 31, 2013. The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.45 per share.

The gross proceeds from the sale of the note of $25,000 were recorded net of a discount of $18,900. The debt discount was comprised of $10,000 for the relative fair value of the warrants and $8,900 for the beneficial conversion feature of the note. The debt discount is being accreted as additional interest expense ratably over the term of the convertible note.

f.

On September 16, 2011 and November 10, 2011, the Company sold and issued convertible promissory notes in the principal aggregate amount of $50,000 at a stated interest rate of 12% per annum, which were to mature on December 16, 2011 and February 10, 2012.  The notes were extended to September 30, 2012 and a second time to March 16, 2013, respectively.  The notes are considered in default and the Company is negotiating another extension of the notes with the holder.  The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the lender’s sole option, into shares of common stock at a conversion price of $0.35 per share.

The gross proceeds from the sale of the note of $50,000 were recorded net of a discount of $38,900. The debt discount was comprised of the beneficial conversion feature of the note. The debt discount was charged to interest expense ratably over the original term of the convertible notes.

g.

On September 30, 2011, the Company sold and issued a promissory note in the principal amount of $75,000 bearing interest at 8% per annum.  The note matures and was payable in full on October 31, 2011.  On October 12, 2011, the Company entered into an agreement with the note holder to amend the promissory note to include a conversion option.  The Company received additional cash proceeds of $175,000 and issued a convertible promissory note of $250,000.  The note had an original a maturity date of October 13, 2013 and has a stated interest rate of 8% per annum.  The Company is currently negotiating a further extension of the notes with the holder.  In addition, the Company granted to the note holder warrants to purchase 500,000 shares of common stock at an exercise price of $0.45 per share.  The warrants have a life of three years and are fully vested on the date of the grant. The note is convertible into common stock at an amended conversion price of $0.30 per share.

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

Effective June 12, 2013, the Company and the holder entered into an agreement to amend the note to set the conversion price of the note to $0.25 per share, and the holder elected to convert the principal and interest into 111,933 shares of common stock.  An approximate expense of $12,000 equal to the fair value of shares to be transferred in excess of the fair value of shares issuable pursuant to the original conversion terms was recognized in the consolidated statements of operations for the nine months ended September 30, 2013.  The shares were issued as of September 30, 2013.

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

Effective June 12, 2013, the Company and the holder entered into an agreement to amend the note to set the conversion price of the note to $0.25 per share, and the holder elected to convert the principal and interest into 108,781 shares of common stock.  An approximate expense of $12,000 equal to the fair value of shares to be transferred in excess of the fair value of shares issuable pursuant to the original conversion terms was recognized in the consolidated statements of operations for the nine months ended September 30, 2013.  The shares were issued as of September 30, 2013.

On August 20, 2013, the Company sold and issued a convertible promissory note in the principal amount of $40,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 20,000 shares of common stock at an exercise price of $0.50 per share. The warrants have a life of 3 years and were fully vested on the date of the grant. The convertible note will mature on December 31, 2013. The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.35 per share.

The gross proceeds from the sale of the note of $40,000 were recorded net of a discount of $12,900. The debt discount was comprised of $6,000 for the relative fair value of the warrants and $6,900 for the beneficial conversion feature of the note. The debt discount is being accreted as additional interest expense ratably over the original term of the convertible note.

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

On September 30, 2013, the Company sold and issued a convertible promissory note in the principal amount of $25,000 at a stated interest rate of 12% per annum. In addition the Company granted warrants to purchase 12,500 shares of common stock at an exercise price of $0.50 per share. The warrants have a life of 3 years and were fully vested on the date of the grant. The convertible note will mature on December 31, 2013. The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.35 per share.

The gross proceeds from the sale of the note of $40,000 were recorded net of a discount of $8,600. The debt discount was comprised of $4,000 for the relative fair value of the warrants and $4,600 for the beneficial conversion feature of the note. The debt discount is being accreted as additional interest expense ratably over the original term of the convertible note.

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

Effective June 10, 2013, the Company and the holder entered into an agreement to amend the note to set the conversion price of the note to $0.25 per share, and the holder elected to convert the principal and interest into 222,704 shares of common stock.  An approximate expense of $35,000 equal to the fair value of shares to be transferred in excess of the fair value of shares issuable pursuant to the original conversion terms was recognized in the consolidated statements of operations for the nine months ended September 30, 2013.  The shares have not been issued as of September 30, 2013.

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

Effective April 30, 2013, the Company and the holder entered into an agreement to amend the note to set the conversion price of the note to $0.25 per share, and the holder elected to convert the principal and interest into 109,151 shares of common stock.  An approximate expense of $17,000 equal to the fair value of shares to be transferred in excess of the fair value of shares issuable pursuant to the original conversion terms was recognized in the consolidated statements of operations for the nine months ended September 30, 2013.  The shares were issued as of September 30, 2013.

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

Effective March 31, 2013, the Company and the holder entered into an agreement to amend the note to set the conversion price of the note to $0.25 per share, and the holder elected to convert the principal and interest into 86,400 shares of common stock.  Additional expense of $12,000 equal to the fair value of shares to be transferred in excess of the fair value of shares issuable pursuant to the original conversion terms was recognized in the consolidated statements of operations for the nine months ended September 30, 2013.  The shares were issued as of September 30, 2013.

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

The intrinsic value for the outstanding convertible promissory notes as of September 30, 2013 and December 31, 2012 was approximately $252,730 and $0, respectively.

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

On March 31, 2013, the Company and a convertible debt holder entered into an agreement to amend the note to set the conversion price of the note to $0.25 per share, and the holder elected to convert the principal and interest into 86,400 shares of common stock.  The shares have been issued as of September 30, 2013 (see Note 8).

On April 30, 2013, the Company and a convertible debt holder entered into an agreement to amend the note to set the conversion price of the note to $0.25 per share, and the holder elected to convert the principal and interest into 109,151 shares of common stock.  The shares have been issued as of September 30, 2013 (see Note 8).

On June 10, 2013, the Company and a convertible debt holder entered into an agreement to amend the note to set the conversion price of the note to $0.25 per share, and the holder elected to convert the principal and interest into 222,704 shares of common stock.  The shares have not been issued as of September 30, 2013 (see Note 8).

On June 12, 2013, the Company and a convertible debt holder entered into an agreement to amend two notes to set the conversion price of the notes to $0.25 per share, and the holder elected to convert the principal and interest into 220,714 shares of common stock.  The shares have been issued as of September 30, 2013 (see Note 8).

On June 12, 2013, the Company and a convertible debt holder entered into an agreement to amend the note to set the conversion price of the note to $0.25 per share, and the holder elected to convert the principal and interest into 163,074 shares of common stock.  The shares have been issued as of September 30, 2013 (see Note 8).

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

During the three months and nine months ended September 30, 2013, under the private placement offering as described above, the Company sold 2.0 net units consisting of 400,000 shares of common stock with 200,000 warrants for net proceeds of $100,000, and 9.5 net units consisting of 1,900,000 shares of common stock with 950,000 warrants for net proceeds of $475,000, respectively.

10.  WARRANTS

The following tables summarize the warrants activities:

	Shares	Weighted Average Exercise Price	Weighted- Average Exercisable	Aggregate Intrinsic Value

Outstanding at December 31, 2012	10,604,173	$ 0.50	10,604,173	$ -

Granted	5,050,460	0.24	5,050,460	294,595
Exercised	-	-	-	-
Cancelled and surrendered	-	-	-	-

Outstanding at September 30, 2013	15,654,633	$ 0.46	15,654,633	$ -

Exercise Price	Average Number Outstanding	Average Contractual Life	Average Exercise price	Warrants Exercisable
0.001 $0.25 to $0.75	4,309,624 9,711,509	1.25 3.23	$ 0.001 0.41	4,309,624 9,711,509
$0.67	1,633,500	0.63	$ 0.67	1,633,500

	15,654,633	-	-	15,654,633

11.  NON-CONTROLLING INTEREST

As of September 30, 2013, the Company had three operating subsidiaries which were not wholly owned.  The Company had a 67% equity interest in Lillybell, a 67% equity interest in MGA and a 75% equity interest in GAIM. As of September 30, 2013 and December 31, 2012, the third party non-controlling interests were $(245,127) and $(159,035), respectively.

12.  RELATED PARTIES

The Company had a month-to-month agreement with Broad Sword Holdings, LLC, one of the Company’s stockholders, whereby Broad Sword Holdings, LLC provided office space to the Company, which was terminated in April, 2013. Broad Sword Holdings, LLC and prior landlord entered into a lease settlement agreement with payment of $75,000, based on the payment schedule as follows (1) $35,000 on or before April 1, 2013; (2) $10,000 on or before May 15, 2013; (3) $10,000 on or before June 15, 2013; (4) $10,000 on or before July 15, 2013; (5) $10,000 on or before August 15, 2013. The Company agreed to pay these amounts to Broad Sword Holdings, LLC. The Company made the first payment but has not yet made the remaining payments, which were accrued in the consolidated financial statements for the nine months ended September 30, 2013. During the three months ended September 30, 2013 and 2012, the Company was charged approximately $43,000 and $58,000, respectively, for office space. During the nine months ended September 30, 2013 and 2012, the Company was charged approximately $215,000 and $214,000, respectively, for office space.

Advances – related parties in part represents a receivable from Global Arena Master Fund, Ltd.  Global Arena Master Fund, Ltd. is an alternative investment vehicle which invests the funds of Global Arena Macro Fund, Ltd., an alternative investment vehicle owned by investors purchasing shares in the fund.  The Company will earn a management fee for its services.  Those advances are non-interest bearing and payable on demand.  At September 30, 2013 and December 31, 2012, the receivable was approximately $0 and $14,000 from Global Arena Master Fund, Ltd., respectively.

Advances – related parties also represents advances to Broad Sword Holdings, LLC.  Those advances are non-interest bearing and payable on demand.  At September 30, 2013 and December 31, 2012, the receivable was approximately $16,000 and $20,000, respectively.

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

On March 1, 2013, as a result of the audit commenced in August 2012 as described in the preceding paragraph, the NFA filed a complaint with its Business Conduct Committee against GACOM, and its former president, an NFA associate and a principal and a registered associated person of GACOM.  The complaint generally alleged that GACOM and/or the former president, as appropriate, acted as a futures commission merchant without maintaining the appropriate registration, failed to ensure that a third party who provided leads and customer referrals to GACOM had not used misleading promotional material to generate such leads, failed to conduct adequate due diligence to determine whether an entity with which GACOM conducted business required CFTC registration or NFA membership, failed to implement an adequate anti-money laundering program, and committed certain supervisory failures.  Subsequent to the quarter ended, on October 10, 2013, the complaint was settled for a fine of $50,000 to GACOM.   Its former president is not allowed be employed as or act in a compliance or supervisory capacity by an NFA Member for a period of one year from the date of the settlement and after the expiration of this one-year period, he shall not be employed as or act in a compliance capacity by an NFA Member for an additional year, unless he reports to and is supervised by another person in the Member’s Compliance Department.  GACOM also agreed to complete an annual independent testing of the adequacy of its anti-money laundering program on or before October 1, 2013, and has done so.  In addition, GACOM agreed to adopt and implement updated and enhanced compliance and supervisory procedures on or before October 1, 2013 to address the findings identified in NFA’s January 3, 2013 examination report, and has done so.

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

On November 6th 2013 Global Arena Capital Corp(“Global”) was named a respondent in an amended FINRA Arbitration (No- 13-3058) wherein HFP Capital Markets (“HFP”) seeks injunctive relief and damages and a group of individuals now associated with Global.

Global Arena entered into an Office of Supervisory Jurisdiction with a Registered Principal who is not affiliated with HFP. The individual respondents are Independent Contractors, currently registered with Global Arena Capital Corp. All of the respondents were hired after their individual terminations by or with HFP.

HFP has alleged that Global Arena Capital Corp and the individual Respondents engaged in: Misappropriation of Trade Secrets; Unfair Competition; Tortious Interference With Contract; and Tortious Interference with Prospective Business Relationships.  HFP has further alleged that Global engaged in Tortious Interference with Contractual Relationships.

HFP seeks a permanent injunction enjoining the respondents, directly or indirectly from soliciting, contacting or having any further business-related communications with any HFP customer; That respondents be ordered to return to HFP all HFP documents in their possession; That respondents be permanently enjoined from divulging, publishing, disclosing, or using any HFP confidential customer information; That HFP be awarded compensatory damages in an amount to be determined upon hearing of this matter; That HFP be awarded attorneys’ fees and costs; and That HFP be awarded such further relief as this Panel deems just and equitable.

On November 15, 2013 Global received notice from the Appellate Division First Department, that an application for interim relief to restrain the individual respondents from soliciting HFP’s clients was temporarily granted while the court considered the matter on an expedited basis.

Global Arena Capital Corp denies that it has any liability to HFP. Global Arena Capital Corp intends to vigorously defend against HFP’s baseless allegations.

Global Arena Holding Corp at this time is unable to predict the outcome of the HFP arbitration claim or any determine any potential liability against its subsidiary Global Arena Capital Corp.

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

14.  REVENUE CONCENTRATIONS

The Company considers significant revenue concentrations to be clients or brokers who account for 10% or more of the total revenues generated by the Company during the period.  The Company had no brokers who accounted for 10% of total revenues, and no revenues from a single customer that accounted for 10% or more of total revenues, during the quarter ended September 30, 2013.  During the quarter ended September 30, 2012, the Company had one broker who accounted for 12% of total revenues, and no revenues from a single customer that accounted for 10% or more of total revenues.  The Company had no brokers who accounted for 10% of total revenues, and no revenues from a single customer that accounted for 10% or more of total revenues, during the nine months ended September 30, 2013.  During the nine months ended September 30, 2012, the Company had one broker who accounted for 11% of total revenues, and no revenues from a single customer that accounted for 10% or more of total revenues.

15.  SUBSEQUENT EVENTS

As discussed in detail under Note 13, in October 2013, the Company settled the complaint filed by NFA.

As discussed in detail under Note 9, in 2013, the Company entered into a private placement offering.  In October 2013, the Company sold 0.5 units consisting of 100,000 shares of common stock with 50,000 warrants for net proceeds of $25,000.

As discussed in detail under Note 13, in November 2013, GACC was named a respondent in an amended FINRA Arbitration.

On November 15, 2013, GAHI modified the terms of warrants issued to an investor pursuant to a subscription agreement dated November 17, 2010, under which there remain warrants to purchase 1,179,130 shares of common stock of the Company which were not yet exercised.  GAHI extended the expiration date of the warrants until December 31, 2013 and reduced the warrant price to $0.25.

On November 19, 2013 GAHI agreed with FireRock to repurchase for $250,000 from FireRock the 714,286 shares of the Company’s common stock and membership interests representing 25% of GAIM, which FireRock had purchased for $250,000 pursuant to a securities purchase agreement with GAHI and GAIM on December 31, 2012.  GAHI agreed to pay FireRock the $250,000 on or before December 16, 2013, and issued a Promissory Note to FireRock with respect to this payment, in the principal amount of $250,000.  This note has an annual interest rate 9%, includes an additional $3,500.00 in legal fees, and is to mature on December 20, 2018.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as in certain other parts of this quarterly report on Form 10-Q (as well as information included in oral statements or other written statements made or to be made by Global Arena) that look forward in time, are forward-looking statements made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. Although Global Arena Holding, Inc. and Subsidiaries (the “Company” or “Global Arena”) believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by those statements. These risks, uncertainties and other factors include, but are not limited to Global Arena’s ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors set forth in Global Arena’s filings with the Securities and Exchange Commission, including without limitation to Quarterly Report on Form 10-Q.

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

We believe there are no other known trends, events or uncertainties that have, or are reasonably likely to have, a material impact on our short term or long term liquidity. Sources of liquidity will come from the revenues for our services, as well as the private sale of our stock and the issuance of debt. There are no material commitments for capital expenditures at this time. We believe there are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on the revenues or results of operations. We believe there are no significant elements of income or loss that do not arise from Global Arena’s operations.  We believe there are no other known causes for any material changes from period to period in one or more line items of our financial statements.

Liquidity and Capital Resources

During the nine months ended September 30, 2013, Global Arena received proceeds of $35,714 from the sale of a 25% interest in GAIM, and proceeds of $495 from the sale of GATA, resulting in net cash provided by investing activities of $36,209.

Comparatively, during the nine months ended September 30, 2012, Global Arena Holding reduced its escrow deposit – restricted cash balance by $613, resulting in net cash provided by investing activities of $613.

During the nine months ended September 30, 2013, Global Arena received proceeds of $564,287 from the issuance of common stock and warrants, proceeds of $105,000 from convertible promissory notes, repaid $150,000 of convertible promissory notes and received advances of $16,878 from related parties, resulting in net cash provided by financing activities of $536,165 for the nine months ended September 30, 2013.

Comparatively, during the nine months ended September 30, 2012, Global Arena received proceeds from convertible promissory notes of $585,000 and received advances of $5,622 from affiliates, resulting in net cash provided by financing activities of $590,622 for the nine months ended September 30, 2012.

Global Arena had a month-to-month agreement with Broad Sword Holdings, LLC, a related party, until Mid-April 2013, one of Global Arena’s stockholders, whereby Broad Sword Holdings, LLC provided office space to Global Arena. Broad Sword Holdings, LLC and the prior landlord entered into a lease settlement agreement with payment of $75,000.  The Company agreed to pay these amounts to Broad Sword Holdings, LLC. During the three months ended September 30, 2013 and 2012, the Company was charged $43,000 and approximately $58,000, respectively, for the office space. During the nine months ended September 30, 2013 and 2012, the Company was charged approximately $215,000 and $214,000, respectively, for the office space.

The accompanying financial statements have been prepared assuming that Global Arena will continue as a going concern. As shown in the accompanying financial statements, Global Arena has incurred losses before noncontrolling interests of $1,537,364 and $375,151 for the three months ended September 30, 2013 and 2012, and $3,562,675 and $1,125,194 for the nine months then ended, respectively, and has a working capital deficiency $3,270,892 as of September 30, 2013.  In addition, the Company is in default of certain debt instruments and subject to the continued forbearance of the lenders.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

Nine months ended September 30, 2013 compared to the Nine months ended September 30, 2012.

Revenues for nine months ended September 30, 2013 consisted of commissions and other of $7,527,771. Comparatively for the nine months ended September 30, 2012, revenues consisted of commissions and other of $5,844,137 and investment advisory fees of $1,231,043. The increase in commissions and other is due to higher assets under management in GACC and the decrease in investment advisory fees is due to lower assets under management in GAIM.

For the nine months ended September 30, 2013, we incurred commissions of $5,316,824 and incurred salaries and benefits of $915,705. We had occupancy expenses of $215,015, business development expenses of $272,544, and incurred professional fees of $751,515. We incurred $991,405 for stock-based compensation, $793,276 for clearing and operations and $57,157 for communication and data. We incurred $155,257 in regulatory fees, and had office and other expenses of $153,599. As a result, we had total operating expenses of $9,622,297 for the nine months ended September 30, 2013, resulting in a net loss from operations of $2,094,526.

Comparatively, for the nine months ended September 30, 2012, we incurred commissions of $5,163,855 and incurred salaries and benefits of $880,541. We had occupancy expenses of $214,388, business development expenses of $267,032, and incurred professional fees of $318,815. We incurred $50,636 for stock-based compensation, $702,165 for clearing and operations and $83,949 for communication and data. We incurred $124,147 in regulatory fees, and had office and other expenses of $161,728. As a result, we had total operating expenses of $7,967,256 for the nine months ended September 30, 2012, resulting in a net loss from operations of $892,076.

There was an increase on the fair value of a derivative liability for the nine months ended September 30, 2013 of $933,500 compared to a decrease of $450,800 for the nine months ended September 30, 2012.

Three Months Ended September 30, 2013 compared to the Three Months Ended September 30, 2012.

Revenues for three months ended September 30, 2013 consisted of commissions and other of $2,894,205. Comparatively for the three months ended September 30, 2012, revenues consisted of commissions and other of $2,385,892 and investment advisory fees of $373,354. The increase in commissions and other is due to higher assets under management in GACC and the decrease in investment advisory fees is due to lower assets under management in GAIM.

For the three months ended September 30, 2013, we incurred commissions of $2,109,300 and incurred salaries and benefits of $347,190. We had occupancy expenses of $43,528, business development expenses of $97,906, and incurred professional fees of $155,834. We incurred $270,488 for stock-based compensation, $332,206 for clearing and operations and $0 for communication and data. We incurred $80,095 in regulatory fees, and had office and other expenses of $38,159. As a result, we had total operating expenses of $3,474,706 for the three months ended September 30, 2013, resulting in a net loss from operations of $580,501.

Comparatively, for the three months ended September 30, 2012, we incurred commissions of $2,032,428 and incurred salaries and benefits of $320,748. We had occupancy expenses of $58,110, business development expenses of $91,088, and incurred professional fees of $106,989. We incurred $50,636 for stock-based compensation, $254,157 for clearing and operations and $26,432 for communication and data. We incurred $32,447 in regulatory fees, and had office and other expenses of $40,219. As a result, we had total operating expenses of $3,013,254 for the three months ended September 30, 2012, resulting in a net loss from operations of $254,008.

There was an increase on the fair value of a derivative liability for the three months ended September 30, 2013 of $842,400 compared to a decrease of $107,300 for the three months ended September 30, 2012.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2013.  We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of September 30, 2013 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the nine months ended September 30, 2013.  Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 1, 2013, as a result of an audit commenced in August 2012, the National Futures Association (“NFA”) filed a complaint with its Business Conduct Committee against our subsidiary, Global Arena Commodities Corp. (“GACOM”), formerly a registered introducing broker and NFA member, and the former president, formerly an NFA associate and a principal and a registered associated person of GACOM.  The complaint generally alleged that GACOM and/or the former president, as appropriate, acted as a futures commission merchant without maintaining the appropriate registration, failed to ensure that a third party who provided leads and customer referrals to GACOM had not used misleading promotional material to generate such leads,  failed to conduct adequate due diligence to determine whether an entity with which GACOM conducted business required CFTC registration or NFA membership, failed to implement an adequate anti-money laundering program, and committed certain supervisory failures.    On October 10, 2013, the NFA and GACOM agreed to a settlement of the matter described above.  The settlement stipulated that GACOM would pay a fine of $50,000 to the NFA.

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

GACC is currently involved in an arbitration with an individual formerly associated with it. The individual (“Claimant’) alleges that GACC and various of its registered representatives (“Respondents”) engaged in a concerted course of action to wrest from him his book of business by wrongfully terminating an Office of Supervisory JurisdictionAgreement (“OSJ Agreement”). The Claimant has been barred from the securities industry for egregious violations of securities laws, rules and regulations that occurred prior to him joining GACC. The Statement of Claim purports to seek recovery based on theories of fraud, fraudulent inducement, unfair competition, breach of contract, tortuous interference and unjust enrichment, among other things. Claimant alleges and seeks five million five hundred thousand ($5,500,000) in damages. The Respondents interposed a Statement of Answer denying Claimant’s allegations and claims. In addition, GACC has asserted counterclaims for fraud, breach of contract, business defamation, indemnification and other claims as well, which arise out of his failure to properly disclose all his regulatory issues in inducing GACC to establish a business relationship with him and his conduct after he joined GACC. Respondents have vigorously contested the Claimant’s claims and will continue doing so as they believe those claims are patently without merit. GACC also will continue prosecuting its counterclaims. Evidentiary hearings were originally set for January 2013, but were thereafter adjourned to July 2013 and subsequently adjourned again. Evidentiary hearings are presently scheduled for November 25, 2013 and November 26, 2013. Management is unable to determine the ultimate outcome of the arbitration and the impact, if any, to the Company’s financial statements at this time.

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

On November 6, 2013, GACC was named a respondent in an amended FINRA Arbitration (No- 13-3058) wherein HFP Capital Markets (“HFP”) seeks injunctive relief and damages and a group of individuals now associated with GACC.

The Company entered into an Office of Supervisory Jurisdiction with a Registered Principal who is not affiliated with HFP. The individual respondents are Independent Contractors, currently registered with GACC. All of the respondents were hired after their individual terminations by or with HFP.

HFP has alleged that GACC and the individual Respondents engaged in: Misappropriation of Trade Secrets; Unfair Competition; Tortious Interference With Contract; and Tortious Interference with Prospective Business Relationships.  HFP has further alleged that Global engaged in Tortious Interference with Contractual Relationships.

HFP seeks a permanent injunction enjoining the respondents, directly or indirectly from soliciting, contacting or having any further business-related communications with any HFP customer; That respondents be ordered to return to HFP all HFP documents in their possession; That respondents be permanently enjoined from divulging, publishing, disclosing, or using any HFP confidential customer information; That HFP be awarded compensatory damages in an amount to be determined upon hearing of this matter; That HFP be awarded attorneys’ fees and costs; and That HFP be awarded such further relief as this Panel deems just and equitable.

On November 15, 2013 GACC received notice from the Appellate Division First Department, that an application for interim relief to restrain the individual respondents from soliciting HFP’s clients was temporarily granted while the court considered the matter on an expedited basis.

GACC denies that it has any liability to HFP. GACC intends to vigorously defend against HFP’s allegations.

The Company at this time is unable to predict the outcome of the HFP arbitration claim or any determine any potential liability against its subsidiary GACC.

Item 1A.  Risk Factors

Not applicable for smaller reporting company

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In March, April, July and October 2013, the Company sold 10.0 units consisting of 2,000,000 shares of common stock with 1,000,000 warrants for net proceeds of $500,000 pursuant to a private placement offering the Company entered into in March 2013.

Item 3.   Defaults Upon Senior Securities

As discussed in detail under Note 8, section a, GAHI has outstanding promissory notes which are considered in default.  The Company and the lender had previously extended the notes, which are now due, and the Company is negotiating with the lender for another extension.

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

Dated: November 19, 2013

Global Arena Holding, Inc.

/s/Joshua Winkler

   Joshua Winkler,

   Chief Executive Officer

   Chief Financial Officer