Form 10-K
period 2013-12-31
Global Arena Holding, Inc.
filed 2014-04-15
CIK 1138724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

 OR

[ ]  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 000-49819

GLOBAL ARENA HOLDING, INC.

(Exact name of Company in its charter)

Delaware	33-0931599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

555 Madison Ave, 12th Floor, New York, New York 10022

(Address of principal executive offices, including zip code)

Registrant's Telephone number, including area code:  (212) 508-4778

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

Yes [x] No[  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained hereof, and will not be contained, to will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [x]

Indicate by check mark whether the registrant  is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $.001 par value common stock held by non-affiliates of the registrant was approximately $3,083,020.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of April 15, 2014 was 24,136,693 shares of its $.001 par value common stock.

No documents are incorporated into the text by reference.

Global Arena Holding, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2013

Table of Contents

PART I

ITEM 1.   BUSINESS

Global Arena Holding Inc. (“GAHI or the Company”), a Delaware corporation, is organized as a holding company, specializing in financial services. GAHI became a public company on May 18, 2011 when it successfully completed a reverse merger with China Stationary and Office Supply (CSOF), an OTC Bulletin Board company.

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

The consolidated financial statements are issued under the name of Global Arena Holding, Inc. (formerly, China Stationery, the legal acquirer), but are a continuation of the consolidated financial statements of the Company and its subsidiaries. The effect of the recapitalization was applied retroactively to the prior year’s consolidated financial statements as if the current structure existed since inception of the periods presented.

Completed Acquisition of Global Arena Capital Corp.

On July 13, 2012, the Company, Broad Sword Holdings, LLC, and JSM Capital Holding Corp. entered into a share purchase agreement to fully acquire Global Arena Capital Corp. (“GACC”) by purchasing the 95.1% of the shares of Global Arena Capital Corp. that it did not previously own.  The change in control of ownership was authorized by the Financial Industry Regulatory Authority under a “change of control” membership 1017 application.

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

GACC was incorporated in the State of New York in June 1985 as Equities Trading Corp. (“ETC”), and was acquired by John S. Matthews and his holding company, JSM Capital Holding Corp in February 2004. On July 13, 2012, GAHI, Broad Sword Holdings, LLC, and JSM Capital Holding Corp. entered into a share purchase agreement pursuant to which GAHI acquired from Broad Sword Holdings, LLC and JSM Capital Holding Corp. all of the equity interests in GACC that it did not previously own. The change in control of ownership of GACC was authorized by FINRA under a “change of control” membership 1017 application.

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

Operations, clearing and systems

GACC does not hold any funds or securities for its customers.  GACC uses the services of its clearing agent on a fully-disclosed basis.  GACC clears all of its transactions through RBC Correspondent Services, a securities clearing firm that is a division of RBC Capital Markets Corporation a part of Royal Bank of Canada.  GACC clearing agent processes all securities transactions and maintains customer accounts for us on a fee basis.

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

We clear 100% of our own securities transactions and post our books and records daily through RBC Correspondent Services, a securities clearing firm that is a division of RBC Capital Markets Corporation, a part of Royal Bank of Canada.  Our affiliated registered investment adviser, Global Arena Investment Management, LLP (“GAIM”), currently clears its trades through Fidelity Advisor (although it may elect to change clearing firms in the future).  Our affiliated commodity company, Global Arena Commodities Corporation (‘GACOM”) clears its commodity transactions and posts its books and records daily through Interactive Brokers LLC.

Periodic reviews of controls are conducted, and administrative and operations personnel meet frequently with management to review operating conditions.  Operations personnel monitor compliance with applicable laws, rules, and regulations.

Supervision

Federal securities laws and regulations and the rules of FINRA require GACC to supervise the activities of GACC investment executives.  As part of providing such supervision, GACC maintains an Operations and Procedures Manual that all investment executives must read and sign.  Compliance personnel from GACC’s main office conduct inspections of branch offices no less frequently than annually to review compliance with our procedures.  A registered principal provides continuous supervision at each of GACC’s offices.  Traders and other personnel review an investment executive's order tickets to ensure compliance with applicable legal, regulatory and self-regulatory organization rule requirements, including mark-up guidelines.  Although GACC classifies its investment executives as independent contractors, this treatment does not limit our liability for an investment executive's violations of applicable securities laws.

GAIM is a New York limited liability partnership and is an investment adviser registered with the SEC.   GAIM’s customer accounts are custodied through separately managed accounts at Fidelity Institutional Wealth Services. GAHI owns 75% of GAIM’s equity interests; FireRock Capital Inc. owns the remaining 25% of GAIM’s equity interests and may eventually own up to 49% of GAIM’s equity interests.  Additionally, GAIM serves as the investment manager to Global Arena Macro Fund Ltd and Global Arena Master Fund Ltd., which are investment vehicles organized as mutual funds under the laws of the Cayman Islands and are exempt from registration with the SEC under the Investment Company Act of 1940, as amended.

Global Arena Investment Management

On December 31, 2012, Global Arena Holding, Inc. and its wholly-owned subsidiary, GAIM, entered into a securities purchase agreement (the “Purchase Agreement”) with FireRock Capital, Inc. (“Firerock”), pursuant to which FireRock purchased 25% of the outstanding equity interests of GAIM; this may increase to 49%.

FireRock will work with the management team of GAIM to build the investment management business focusing on providing wealth and investment management services to high-net-worth clients, family offices and pension firms.

On November 25, 2013, the Company entered into a settlement agreement with Global Arena Investment Management, LLC, (GAIM), a wholly owned subsidiary of the Company, and with FireRock Capital Inc., a New York Corporation.

Pursuant to this agreement, the Company has entered into a promissory note to deliver $250,000 to FireRock on or before December 26, 2013, and in return FireRock will deliver 714,286 common shares of the Company and 25% membership interests in GAIM to the Company.  At such a time, all claims regarding the original deal will be considered settled.

Should the Company default, they will forfeit and waive any and all rights, interests, or claims it may have to acquire or repurchase the shares and membership interests from FireRock.  FireRock will then continue to have all ownership rights and interests in the shares and membership interests, and still hold the Company to their obligations under the $250,000 promissory note.  In addition, in the event of a default, FireRock may elect to convert any amount of the outstanding principal from the promissory note into the Company’s common shares at price per share of either $0.35 per share or a 10% discount of the market value the day prior to the date of conversion, whichever is lower.

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

Growth strategy

•

Hire experienced and successful investment advisors.  We plan to continue to add senior financial advisors with assets, proven skills and industry relationships on a highly selective basis. Our advisors are one of our most important assets. Collectively, their reputations, talents, integrity and dedication will be fueled our success. Over the past several months, we have begun to receive a growing number of inquiries from senior, experienced, and productive investment advisors who have expressed interest in joining our company.

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

GACOM does not hold any funds or securities for its customers.  GACOM uses the services of its clearing agent on a fully-disclosed basis.  GACOM clears all of its transactions through Interactive Brokers, a securities clearing firm that is a division of Interactive Brokers Group Inc.  GACOM clearing agent processes all securities transactions and maintains customer accounts for us on a fee basis.

The services of GACOM’s clearing agent include billing and credit control, as well as receipt, custody and delivery of securities.  GACOM’s clearing agent provides the operational support necessary to process, record and maintain securities transactions for GACOM’s brokerage activities. GACOM’s clearing agent provides these services to GACOM customers at a total cost that GACOM believes is less than it would cost GACOM to process such transactions on GACOM’s own.  GACOM’s clearing agent also lends funds to our customers (on a secured basis) through the use of margin credit.

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

On March 7, 2013, Global Arena Holding, Inc. and Courtney Smith signed a purchase agreement.  Global Arena Holding, Inc. sold 100% of the one hundred (100) member interests in Global Arena Trading Advisors LLC at $5.00 per member interest, for a total of $500.

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

Management and Investor Rights Agreement

On April 30, 2013, the Company, Daniel D. Rubino, Robert M. Pickus, and George C. Dolatly (collectively, the “GCA Principals”) and GCA Ventures, LLC (“GCA”) entered into a management and investor rights agreement.  Through this agreement, the Company will receive financial and management consulting services from GCA and the GCA Principals in return for warrants to purchase a total of 2,500,000 common shares, par value $0.001 per share.  The warrant price will be $0.25 per share, and will be issued in three separate tranches.  The first tranche of one million warrants have been issued concurrently with the signing.  The second and third tranche of 750,000 warrants each will be issued six months and one year after the date of the agreement respectively.  Each tranche of warrants is to expire seven years after issuance.

Promissory Note and Conversion Agreement

On November 29, 2013, the Company entered into a promissory note and conversion agreement with Jia Hui New Climate Investment Ltd., an investment company registered and incorporated in Hong Kong and located at Room 1501 (484), 15/F, SPA Centre, 53-55 Lockhart Road, Wanchai, Hong Kong.

Under this agreement, the Company issued a promissory note for $500,000 received from Jia Hui.  This note has a maturity date of November 2018, and the unpaid principal balance accrues interest at 12% per annum.  Under this note, Jia Hui has the right to convert any amount of the outstanding principle into the Company’s common shares at a price of $0.25 per share, with delivery of the shares due as soon as practicable.  Should the Company default upon this note, Jia Hui can then convert the remaining outstanding principle at a price of $0.025 per share.

On November 29, 2013, the Company issued a warrant to Jia Hui to purchase 6,000,000 fully paid and non-assessable common shares at a purchase price of $0.25.  Jia Hui may exercise this warrant at any time through 5:00 pm Eastern time on November 29, 2018.

ITEM 1A.  RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The Company's main office is located at 555 Madison Avenue, 12th Floor, New York, New York, 10022.  These premises consist of 3,000 square feet and are shared with its subsidiaries.  The Company has a month to month lease for office space.   During the year ended December 31, 2013 and 2012, GAHI was charged approximately $222,000 and $267,000, respectively, for office space.

ITEM 3.  LEGAL PROCEEDINGS.

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

In early July 2012, GACOM advised the National Futures Association (“NFA”) that Interactive Brokers, LLC, a futures commission merchant that carries GACOM’s introduced futures accounts, had established an account structure that did not comply with the Commodity Futures Trading Commission regulations.  The Company has cooperated fully with NFA’s audit.  In late August 2012, the staff of NFA informed the Company that NFA has made a preliminary determination to recommend an action against the Company in connection therewith.

On March 1, 2013, as a result of the audit commenced in August 2012 as described in the preceding paragraph, the NFA filed a complaint with its Business Conduct Committee against GACOM, and its former president, an NFA associate and a principal and a registered associated person of GACOM.  The complaint generally alleged that GACOM and/or the former president, as appropriate, acted as a futures commission merchant without maintaining the appropriate registration, failed to ensure that a third party who provided leads and customer referrals to GACOM had not used misleading promotional material to generate such leads, failed to conduct adequate due diligence to determine whether an entity with which GACOM conducted business required CFTC registration or NFA membership, failed to implement an adequate anti-money laundering program, and committed certain supervisory failures.  On October 10, 2013, GACOM settled the complaint for a fine of $50,000, which has not been paid.  Its former president is not allowed be employed as or act in a compliance or supervisory capacity by an NFA Member for a period of one year from the date of the settlement and after the expiration of this one-year period, he shall not be employed as or act in a compliance capacity by an NFA Member for an additional year, unless he reports to and is supervised by another person in the Member’s Compliance Department.  GACOM also agreed to complete an annual independent testing of the adequacy of its anti-money laundering program on or before October 1, 2013, and has done so.  In addition, GACOM agreed to adopt and implement updated and enhanced compliance and supervisory procedures on or before October 1, 2013 to address the findings identified in NFA’s January 3, 2013 examination report, and has done so.

In addition, certain directors, officers, employees and/or registered representatives of GACC have been called before FINRA for on-the-record interviews in connection with certain FINRA inquiries.  At this time, the management is unable to determine what will be the ultimate outcome of such inquiries, including whether any formal investigation, proceeding or action will be instituted against GACC or certain of its directors, officers, employees and/or registered representatives relating to allegations of FINRA rule violations, and if so, whether any such investigation, proceeding or action will materially impact the Company’s consolidated financial statements.

GACC is currently involved in an arbitration with a former OSJ (“Claimant”), in which the Claimant alleges that the GACC and various of its registered representatives (“Respondents”) engaged in a concerted course of action to wrest from him his book of business by wrongfully terminating an Office of Supervisory Jurisdiction Agreement (“OSJ Agreement”). The Claimant has been barred from the securities industry for egregious violations of securities laws, rules and regulations that occurred prior to him joining the GACC. The Statement of Claim purports to seek recovery based on theories of fraud, fraudulent inducement, unfair competition, breach of contract, tortuous interference and unjust enrichment, among other things. Claimant alleges and seeks five million five hundred thousand ($5,500,000) in damages.  The Respondents interposed a Statement of Answer denying Claimant’s allegations and claims.  In addition, the GACC has asserted counterclaims for fraud, breach of contract, business defamation, indemnification and other claims as well, which arise out of his breach of obligations to the GACC. Respondents have vigorously contested the Claimant’s claims and will continue doing so as they believe those claims are patently without merit. In light of the cost to prosecute them coupled with the millions of dollars in liabilities the Claimant has attributable to occurrences having nothing to do with GACC, GACC is not aggressively pursuing the counterclaims.  Evidentiary hearings were set for January 2013, but were adjourned to July 2013 and subsequently adjourned again. The arbitration hearings commenced in November 2013 and are continuing. Management is unable to determine the ultimate outcome of the arbitration and the impact, if any, to the Company’s consolidated financial statements at this time.

In October 2012, GACC received a complaint from a customer’s attorney alleging excessive commissions and one or more sales practice violations, but principally sounding in an alleged failure to execute stop loss orders. The attorney demanded payment of the sum of $642,000, allegedly representing the amount of the customer’s damages. The matter has been submitted to GACC’s insurance company to put it on notice of a potential claim. An arbitration has not been brought. Should one be brought, GACC intends to vigorously contest and defend it. Management is unable to determine the ultimate outcome, if any, to the Company’s consolidated financial statements at this time.

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

On November 6, 2013, GACC was named a respondent in an amended FINRA Arbitration (No-13-3058) wherein HFP Capital Markets (“HFP”) seeks injunctive relief and damages from a group of individuals now associated with GACC. GACC entered into an Office of Supervisory Jurisdiction with a Registered Principal who is not affiliated with HFP. The individual respondents are independent contractors, currently registered with GACC. All of the respondents were hired after their individual terminations by or with HFP. HFP has alleged that GACC and the individual Respondents engaged in: misappropriation of trade secrets; unfair competition; tortious interference with contract; and tortious interference with prospective business relationships.  HFP has further alleged that GACC engaged in tortious interference with contractual relationships. On January 31, 2014, this arbitration was withdrawn with prejudice.

On June 5, 2013, a former customer of GACC filed a statement of claim with FINRA Dispute Resolution against GACC.   The statement of claim alleges churning, unsuitability, breach of fiduciary duty, federal securities law violations, common law fraud, breach of contract, and negligent supervision and requests specified damages of $150,000 and also unspecified punitive damages, attorneys' fees, interest, and costs.  The parties are in the process of completing their discovery obligations. The Company has responded to this statement of claim by filing an answer that disputes the subject allegations and presently intends to contest this matter at the arbitration, which is scheduled to be heard by a panel of FINRA arbitrators on June 6, 2014 to June 10, 2014.  Management is unable to determine the ultimate outcome, if any, to the Company’s consolidated financial statements at this time.

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

Quarter Ended	High Bid	Low Bid
3/31/13	0.30	0.11
6/30/13	0.35	0.20
9/30/13	0.51	0.15
12/31/13	0.49	0.11

3/31/12	0.75	0.45
6/30/12	0.49	0.45
9/30/12	0.55	0.25
12/31/12	0.45	0.21

b)  Holders.  At April 15, 2014, there were approximately 344 shareholders of the Company.

c)  Dividends.  Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors.  No dividends on our common stock have ever been paid, and we do not anticipate that dividends will be paid on our common stock in the foreseeable future.

d)  Securities authorized for issuance under equity compensation plans.

Stock options plan

On June 27, 2011, the Board of Directors adopted a Stock Awards Plan (“Plan”).   The purpose of the Plan is to attract, retain and motivate employees, directors and persons affiliated with the Company and to provide such participants with additional incentive and reward opportunities.  The awards may be in the form of incentive stock options, options that do not constitute incentive stock options, stock appreciation rights, restricted stock awards, phantom stock awards, or any combination of the foregoing. The total number of shares of stock reserved and available for distribution under the Plan increased

to 3,000,000 to 1,750,000, pursuant to a December 2012 proxy vote by holders of a majority of the shares of GAHI.   On July 17, 2012, the Board of Directors approved the issuance of non-qualified stock options for the purchase of an aggregate of 1,725,000 shares of common stock under the Plan to certain employees, officers and directors.  The options are exercisable at $0.45 per common share and expire three years after their issuance.  The options are to vest over a two-to-three-year period with a fair value of approximately $500,000 at the grant date to be recognized over the vesting period.

On December 27, 2012, GAHI granted to an employee, an option to purchase 350,000 shares of common stock. The option is exercisable at $0.45 per common share and expire on July 17, 2015.  The option is to vest 50% in July 2013 and 100% in July 2014 with a fair value of approximately $58,000 at the grant date to be recognized over the vesting period.

Other options

As disclosed in Note 1, on January 29, 2013, in connection with the acquisition of MGA, the Company issued an option to purchase 300,000 shares of common stock exercisable at $0.25 per common share, which expired on January 28, 2014.  The Company intends to extend the option for another year, subject to the Board approval. The options vested on the grant date, with a fair value of approximately $34,000 at the grant date recognized in the year ended December 31, 2013.

The Company will issue new shares of common stock upon the exercise of outstanding stock options.  The following is a summary of stock option activity:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2011	-	$ -		$ -
Granted	2,075,000	0.45	2.5 years	-
Exercised	-	-	-	-
Cancelled and expired	-	-	-	-
Forfeited	-	-	-	-

Outstanding at December 31, 2012	2,075,000	$ 0.45	2.5 years	$ -
Granted	300,000	0.25	0.08 years	21,000
Exercised	-	-	-	-
Cancelled and expired	-	-	-	-
Forfeited	-	-	-	-

Outstanding at December 31, 2013	2,375,000	$ 0.44	1.43 years	$ -

Vested and expected to vest at December 31, 2013	-	-	-	-
Exercisable at December 31, 2012	-	-	-	-

Vested and expected to vest at December 31, 2013	1,303,500	$ 0.42	1.33 years	$ -

Exercisable at December 31, 2013	1,303,500	$ 0.42	1.33 years	$ -

e)  Performance graph.  Not applicable.

f)  Sale of unregistered securities.

Common Shares

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

On December 31, 2012, GAHI and GAIM entered into a securities purchase agreement with FireRock, pursuant to which FireRock purchased 714,286 shares of the Company’s common stock and membership interests representing 25% of GAIM for gross proceeds of $250,000.  As of December 31, 2012, the unpaid proceeds of $125,000 was included as other receivable on the consolidated balance sheets.  The receivable was collected on January 2, 2013.  On November 25, 2013, GAHI agreed with FireRock to repurchase for $250,000 the 714,286 shares of the Company’s common stock and membership interests representing 25% of GAIM. The 714,286 shares repurchased were included in treasury stock at cost in the consolidated financial statements.

On January 29, 2013, in connection with the acquisition of MGA, the Company issued an option to purchase 300,000 shares of common stock, valued at $33,900 at the acquisition date, to purchase the Company’s common shares.

On March 31, 2013, the Company and a convertible debt holder entered into an agreement to amend the note to set the conversion price of the note to $0.25 per share, and the holder elected to convert the principal and interest into 86,400 shares of common stock.  The shares have been issued as of December 31, 2013.

From March 31, 2013 to June 12, 2013, the Company and certain convertible debt holders entered into agreements to amend the notes to set the conversion price of the notes to $0.25 per share, and the holders elected to convert the principal and interest into 802,042 shares of common stock.

In March 2013, the Company entered into a private placement offering for $1,500,000 (30 units).  Each unit consisted of 200,000 shares of common stock and warrants to purchase 100,000 shares of common stock.  The warrants are exercisable in whole or in part during the three-year period following issuance at an exercise price of $0.50 per share.  The shares of common stock into which the warrants are exercisable will have the same registration rights as all other shares of common stock sold in the offering.  The purchase price for each unit was $50,000, although subscriptions for lesser amounts could be accepted at the discretion of the Company’s management.

During the year ended December 31, 2013, under the private placement offering as described above, the Company sold 9.5 net units consisting of 1,900,000 shares of common stock with 950,000 warrants for net proceeds of $475,000. The Company is not selling the remaining units.

On December 5, 2013, the Company issued 200,000 shares of common stock at $0.49 per share to a consultant pursuant to a consulting agreement.  The Company recorded a charge of $98,000.

Warrants

On January 2, 2013, GAHI granted to a consultant of GAIM, warrants to purchase 1,000,000 shares of common stock. The warrants are exercisable at $0.25 per common share and expire on January 1, 2021.  400,000 warrants vested immediately upon signing the independent contractor agreement, with a fair value of approximately $91,000 at the grant date recognized in the year ended December 31, 2013. 50,000 warrants vest for every $25,000,000 assets under management (“AUM”) (up to 600,000 warrants for $300,000,000 AUM) brought into the Company.

On April 30, 2013, the Company, Daniel D. Rubino, Robert M. Pickus, and George C. Dolatly (collectively, the “GCA Principals”) and GCA Ventures, LLC (“GCA”) entered into a management and investor rights agreement.  Pursuant to the agreement, the Company will receive financial and management consulting services from GCA and the GCA Principals in return for warrants to purchase a total of 2,500,000 common shares, at an exercise price of $0.25 per share, which will be issued in three separate tranches. The first tranche of one million warrants have been issued and vested concurrently with the signing.  The second and third tranche of 750,000 warrants each will be issued and vested six months and one year after the date of the agreement, respectively.  Each tranche of warrants is to expire seven years after issuance. The fair value of approximately $891,500 at the grant date is to be recognized over the vesting period.

The following tables summarize the warrants activities:

	Shares	Weighted Average Exercise Price	Weighted- Average Exercisable	Aggregate Intrinsic Value

Outstanding at December 31, 2011	4,242,989	$ 0.48	4,242,989	$ 1,145,607
Granted	6,361,184	0.50	6,361,184	-
Exercised
Cancelled and surrendered
Outstanding at December 31, 2012	10,604,173	$ 0.52	10,604,173	-

Granted	10,667,314	0.30	10,667,314	230,140
Exercised	-	-	-	-
Cancelled and surrendered	-	-	-	-
Outstanding at December 31, 2013	21,271,487	$ 0.43	21,271,487	$ -
Exercise Price	Average Number Outstanding	Average Contractual Life	Average Exercise price	Warrants Exercisable
0.001 $0.25 to $0.75	3,926,478 15,711,509	1 3.79	$ 0.001 0.37	3,926,478 15,711,509
$0.67	1,633,500	0.38	$ 0.67	1,633,500
21,271,487	-		-	21,271,487

     Item 5(b)  Use of Proceeds.  Not applicable.

    Item 5(c)  Purchases of Equity Securities by the issuer and affiliated purchasers.  Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as in certain other parts of this Annual report on Form 10-K (as well as information included in oral statements or other written statements made or to be made by the Company) that look forward in time, are forward-looking statements made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements that are other than statements of historical facts. Although The Company believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct.  Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by those statements. These risks, uncertainties and other factors include, but are not limited to the Company’s ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors set forth in the Company’s filings with the Securities and Exchange Commission, including without limitation to this Annual Report on Form 10-K.

GAHI undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

Critical Accounting Policies

The Company’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Critical accounting policies for the Company include revenue recognition, convertible promissory notes and related warrants, stock and stock option compensation, estimates, and derivative financial instruments.

Change of Reporting Entity and Basis of Accounting and Presentation

The reverse merger described in Item 1 of our Business section and Note 1 of our financial statements was treated as recapitalization of the Company. SEC Manual Item 2.6.5.4“Reverse Acquisitions” requires that “in a reverse acquisition, the historical shareholder’s equity of the accounting acquirer prior to the merger is retroactively reclassified for the equivalent number of shares received in the merger after giving effect to any difference in par value of the Company’s and the accounting acquirer’s stock by an offset to additional paid-in capital.”

Therefore, the consolidated financial statements have been prepared as if the Company had always been the reporting company and then on the reverse acquisition date, had reorganized its capital stock.

The accompanying consolidated financial statements of the Company and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of GAHI and its wholly-owned subsidiaries and majority owned subsidiaries, GACC, GAIM, GACOM, GATA and Lillybell.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Derivative Financial Instruments

In connection with the issuance of certain warrants that include price protection reset or anti-dilution provisions, the Company determined that these provision features are embedded derivative instruments pursuant to FASB ASC 815“Derivatives and Hedging.” These embedded derivatives are adjusted to fair value at each balance sheet date with the change recognized in operations.

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

Off-balance Sheet Arrangements

The Company has not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties.

The Company does not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB and the SEC did not have, or are not believed by management to have, a material impact on the Company’s present or future consolidated financial statements.

Trends and Uncertainties

The Company is a financial services firm that services the financial community through its subsidiaries. Demand for the Company’s services are dependent on general economic conditions, which are cyclical in nature.  Because a major portion of our activities are the receipt of revenues from financial services, our business operations may be adversely affected by competition, prolonged recessionary periods and other economic and political situations.

The Company has generated recurring losses and cash flow deficits from operations since inception and has had to continually borrow to continue operations. In addition, the Company is in default of certain notes outstanding and is subject to the holders’ continued forbearance of not demanding payment.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, satisfy the holders of the debts in default, obtain additional financing and/or generate positive cash flows from operations.  Management believes that it will be successful in obtaining additional financing, from which the proceeds will be primarily used to execute its operating plan. The Company plans to use its available cash to continue the development and execution of its business plan and expand its client base and services.  However, the Company can give no assurance that such financing will be available or on terms acceptable to the Company, or at all.  Should the Company not be successful in obtaining the necessary financing to fund its operations, satisfy the holders of the debts in default, and ultimately achieve adequate profitability and cash flows from operations, the Company would need to curtail certain or all of its operating activities.

There are no other known trends, events or uncertainties that have, or are reasonably likely to have, a material impact on our short term or long term liquidity. Sources of liquidity will come from the sale of our services, as well as the private sale of our stock and the issuance of debt. There are no material commitments for capital expenditure at this time. There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from our continuing operations. There are no other known causes for any material changes from period to period in one or more line items of our financial statements.

Liquidity and Capital Resources

During the year ended December 31, 2013, the Company had a loss from operations and net cash used in its operating activities were funded with the issuance of common stock, warrants and convertible promissory notes.  During 2013, the Company was able to obtain extensions from its majority of convertible promissory note holders and extended their due dates principally up to December 31, 2014.   The Company continues to seek additional financing from its current shareholders, creditors and prospective investors.

For the year ended December 31, 2013, the Company received $35,714 from the collection of other receivables in connection with the sale of 25% interest in GAIM in 2012 and received proceeds from the sale of GATA of $495.  As a result, the Company had net cash provided by investing activities of $36,209 for the year ended December 31, 2013.

For the year ended December 31, 2012, the Company received proceeds of $35,714 from the sale of 25% interest in GAIM, liquidated a certificate of deposit in the principal amount of  $50,000 and received proceeds of $613 from the return of an escrow deposit – restricted cash.  As a result, the Company had net cash provided by investing activities of $86,327 for the year ended December 31, 2012.

During the year ended December 31, 2013, the Company received proceeds from a private placement of $475,000 from the issuance of 1,900,000 shares of common stock with 950,000 warrants.  In 2013, the Company received proceeds of $630,000 from the issuance of convertible promissory notes and warrants; and repaid $150,000 of convertible promissory notes.  In addition, in 2013, the Company collected $89,286 other receivable in connection with the issuance of common stock warrants in 2012 and received advances of $16,878 from related parties.  As a result, the Company had net cash provided by financing activities of $1,061,164 for the year ended December 31, 2013.

During the year ended December 31, 2012, the Company received proceeds of $89,286 in connection with the issuance of common stock and proceeds of $995,000 from the issuance of convertible promissory notes and warrants; spent $25,000 on the repayment of a convertible promissory note; and received advances of $36,278 from related parties.  As a result, the Company had net cash provided by financing activities of $1,095,564 for the year ended December 31, 2012.

Prior to July 13, 2012, the Company had a month-to-month agreement with Broad Sword Holdings, LLC, one of the Company’s stockholders, whereby Broad Sword Holdings, LLC provided office space to the Company, which was terminated in April 2013.  In July 2013, the Company moved to a new location under another month to month agreement.   Currently, the Company is being charged at $12,000 per month.  During the year ended December 31, 2013 and 2012, GAHI was charged approximately $222,000 and $267,000, respectively, for office space.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred losses before noncontrolling interests of $4,018,397 and $2,470,279 for the years ended December 31, 2013 and 2012, respectively, and has a working capital deficiency which raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes that it will be successful in obtaining additional financing, from which the proceeds will be primarily used to execute its operating plan. Management plans to use its available cash to continue the development and execution of its business plan and expand the Company’s client base and services. However, management cannot give assurances that such financing will be available or on terms advantageous to the Company, or at all. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all of its operating activities.

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. Our auditors have included a “going concern” qualification in their auditors’ report dated April 15, 2014.  Such a “going concern” qualification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot presently be determined.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve our operating results.

Results of Operations for the Year Ended December 31, 2013 compared to the Year Ended December 31, 2012

Revenues for the year ended December 31, 2013 are derived from commissions and other fees of $11,124,845.  Comparatively, for the year ended December 31, 2012, revenues consisted of commissions and other of $9,232,486 and investment advisory fees of $229,863, resulting in total revenues of $9,462,349. The increase in total revenue of $1,662,496 is primarily attributable to increased assets under management.

For the year ended December 31, 2013, we paid commissions of $8,124,205 and paid salaries and benefits of $1,227,238.  We had occupancy expenses of $222,288, business development expenses of $402,664, and paid professional fees of $856,002.  We incurred stock based compensation costs of $1,265,913. We were charged $1,051,394 for clearing and operations and $66,411 for communication and data.  We were charged $229,742 in regulatory fees, and had office and other expenses of $197,068.  As a result, we had total operating expenses of $13,642,925 for the year ended December 31, 2013, resulting in a loss from operations of $2,518,080.

Comparatively, for the year ended December 31, 2012, we paid commissions of $6,879,509 and paid salaries and benefits of $1,187,779.  We had occupancy expenses of $267,080, business development expenses of $356,113, and paid professional fees of $483,551.  We incurred stock based compensation costs of $233,790. We paid $920,867 for clearing and operations and $102,852 for communication and data.  We paid $148,164 in regulatory fees, and had office and other expenses of $223,442.  As a result, we had total operating expenses of $10,803,147 for the year ended December 31, 2012, resulting in a net loss from operations of $1,340,798.  The increase in total operating expenses of $2,839,778 is primarily attributable to (a) the increase in commission expense of $1,244,697 due to the increase in assets under management (b) increase in stock-based compensation of $1,032,123 relating to stock options, issued warrants and payment of consulting services and (c) increase in professional fees of $372,451 due to increase in legal fees relating to the renegotiation of convertible promissory notes and equity raise.

There was a loss on the fair value of our derivative liability for the year ended December 31, 2013 of $717,414 compared to a loss of $191,500 for the year ended December 31, 2012.

Disclosure of Contractual Obligations

Payments due by period

Contractual Obligations	Total	Less than 1year	1-3 Years	3-5 Years	More than 5 Years
Convertible Promissory Notes	$2,304,515	$1,804,515	$ 500,000	$0	$0
Total	$2,304,515	$1,804,515	$ 500,000	$0	$0

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Global Arena Holding, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Global Arena Holding Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Global Arena Holding Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for each of the years in the two-year period ended December 31, 2013.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Arena Holding Inc. and Subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements as of and for the years ended December 31, 2013 and 2012 have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 1 to the financial statements, the Company has suffered recurring losses since inception, experiences a deficiency of cash flow from operations, is currently in default of certain outstanding notes, and has a stockholders’ deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/Wei Wei & Co. LLP

New York, New York

April 15, 2014

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2013 AND 2012

ASSETS	2013	2012
Current assets
Cash	$ 463,610	$ 376,942
Due from clearing organization	362,189	475,861
Advances to registered representatives and employees	112,583	100,454
Prepaid expenses and other current assets	23,981	112,099
Other receivable	-	125,000
Advances - related parties	17,163	34,041

Total current assets	979,526	1,224,397

Fixed assets, net of accumulated depreciation
of $20,582 and $16,054, respectively	3,286	7,814

Other assets
Goodwill	33,900	-
Deposits with clearing organizations	50,003	50,003

Total other assets	83,903	50,003

TOTAL ASSETS	$ 1,066,715	$ 1,282,214

(Continued on next page)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2013 AND 2012

(continued from previous page)

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)	2013	2012
Current liabilities
Accounts payable and accrued expenses	$ 595,825	$ 516,752
Commission payable	554,180	413,244
Convertible promissory notes payable,
net of debt discount of $315,262 and $182,600
at December 31, 2013 and 2012, respectively	1,489,253	1,161,915
Derivative liability	1,603,514	905,700
Total current liabilities	4,242,772	2,997,611

Convertible promissory notes payable,
net of debt discount of $486,900 and $259,500
at December 31, 2013 and 2012, respectively	13,100	150,500
Total liabilities	4,255,872	3,148,111
Stockholders’ (deficiency)
Preferred stock, $.001 par value; 2,000,000 shares authorized; none issued and outstanding shares	-	-
Common stock, $0.001 par value; 100,000,000 shares	24,851	21,949
authorized; 24,850,979 and 21,948,937 shares issued at December 31, 2013 and 2012, respectively
24,136,693 and 21,948,937 shares outstanding
at December 31, 2013 and 2012, respectively
Additional paid-in capital	9,189,971	6,247,736
Accumulated (deficit)	(11,918,307)	(7,976,547)
	(2,703,485)	(1,706,862)
Less: treasury stock, 714,286 shares at cost	(250,000)	-
Stockholders’ (deficiency) attributable to common stockholders	(2,953,485)	(1,706,862)
Noncontrolling interests	(235,672)	(159,035)
Total stockholders’ (deficiency)	(3,189,157)	(1,865,897)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)	$ 1,066,715	$ 1,282,214

See report of independent registered public accounting firm and notes to consolidated financial statements

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
Revenues
Commissions and other	$ 11,124,845	$ 9,232,486
Investment advisory fees	-	229,863
Total revenues	11,124,845	9,462,349

Operating expenses
Commissions	8,124,205	6,879,509
Salaries and benefits	1,227,238	1,187,779
Occupancy	222,288	267,080
Business development	402,664	356,113
Professional fees	856,002	483,551
Stock-based compensation	1,265,913	233,790
Clearing and operations	1,051,394	920,867
Communication and data	66,411	102,852
Regulatory fees	229,742	148,164
Office and other	197,068	223,442
Total operating expenses	13,642,925	10,803,147
(Loss) from operations	(2,518,080)	(1,340,798)

Other income (expenses)
Interest expense	(780,550)	(937,981)
Loss on sale of subsidiary	(2,353)	-
Change in fair value of derivative liability	(717,414)	(191,500)
Total other (expenses)	(1,500,317)	(1,129,481)

Net (loss) before noncontrolling interests	(4,018,397)	(2,470,279)
Net (loss) attributable to noncontrolling interests	(102,696)	(29,282)

Net (loss) attributable to common stockholders	$(3,915,701)	$(2,440,997)

(Loss) per common share, basic and diluted	$ (0.17)	$ (0.11)

Weighted average shares outstanding, basic and diluted	23,646,045	21,234,651

See report of independent registered public accounting firm and notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIENCY) FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Common Stock		Additional	Treasury Stock		Accumulated	Noncontrolling
	Shares	Amount	Paid-in Capital	Shares	Amount	Deficit	Interests	Total

Balance, December 31, 2011	21,234,651	21,235	4,917,891	-	-	(5,535,550)	(179,935)	(776,359)
Issuance of warrants in connection with convertible debt	-	-	809,197	-	-	-	-	809,197
Stock based compensation to employees	-	-	111,190	-	-	-	-	111,190
Issuance of warrants for consulting service	-	-	122,600	-	-	-	-	122,600
Issuance of warrants to extend maturity date of convertible debt	-	-	21,600	-	-	-	-	21,600
Acquisition of additional ownership in GAIM	-	-	(46,697)	-	-	-	46,697	-
Sale of common stock and 25% interest in GAIM	714,286	714	245,801	-	-	-	3,485	250,000
Deemed contribution due to acquisition of GACC	-	-	66,154	-	-	-	-	66,154
Net (loss)	-	-	-	-	-	(2,440,997)	(29,282)	(2,470,279)

Balance, December 31, 2012	21,948,937	$21,949	$6,247,736	-	-	$(7,976,547)	$(159,035)	$(1,865,897)

Issuance of warrants in connection with convertible debt	-	-	536,428	-	-	-	-	536,428
Stock based compensation to employees	-	-	274,362	-	-	-	-	274,362
Issuance of warrants for consulting service	-	-	893,551	-	-	-	-	893,551
Issuance of common stock for consulting service	200,000	200	97,800	-	-	-	-	98,000
Proceeds from private placements	1,900,000	1,900	473,100	-	-	-	-	475,000
Issuance of common stock for conversion of debt	802,042	802	305,494	-	-	-	-	306,296
Reduction of conversion price and maturity date extension for convertible debt	-	-	208,000	-	-	-	-	208,000
Reclassification of derivative liability to equity	-	-	119,600	-	-	-	-	119,600
Issuance of options for acquisition of MGA	-	-	33,900	-	-	-	-	33,900
Repurchase of common stock and 25% interest in GAIM	-	-	-	(714,286)	(250,000)	(26,059)	26,059	(250,000)
Net (loss)	-	-	-	-	-	(3,915,701)	(102,696)	(4,018,397)

Balance, December 31, 2013	24,850,979	$24,851	$9,189,971	(714,286)	$(250,000)	$(11,918,307)	$(235,672)	$(3,189,157)

See report of independent registered public accounting firm and notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
Cash flows from operating activities
Net (loss)	$(4,018,397)	$(2,470,279)
Adjustment to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	4,528	5,016
Accretion of debt discount	490,152	729,197
Stock-based compensation to employees and consultants	1,265,913	233,790
Change in fair value of derivative liability	817,414	191,500
Loss on sale of GATA	2,353	-
Change in operating assets and liabilities:
Due from clearing organization	110,824	(232,748)
Deposits with clearing organizations	-	1,587
(Advances to) collection from registered representatives and employees	(12,129)	65,656
Prepaid expenses and other current assets	88,118	15,526
Customer deposit	-	(15,147)
Commissions payable	140,936	329,099
Accounts payable and accrued expenses	99,583	313,678
Net cash (used in) operating activities	(1,010,705)	(833,125)

Cash flows from investing activities
Proceeds from sale of 25% interest in GAIM	-	35,714
Collection of other receivable in connection with the sale of 25% interest in GAIM	35,714	-
Proceeds from sale of GATA	495
Certificate of deposit		50,000
Return of escrow deposit - restricted cash	-	613
Net cash provided by investing activities	36,209	86,327

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	475,000	89,286
Collection of other receivable in connection with the issuance of common stock and warrants	89,286	-
Proceeds from convertible promissory notes with detachable warrants	630,000	995,000
Repayment of convertible promissory notes	(150,000)	(25,000)
Advances from related parties	16,878	36,278
Net cash provided by financing activities	1,061,164	1,095,564

Net increase in cash	86,668	348,766
Cash, beginning of year	376,942	28,176

Cash, end of year	$ 463,610	$ 376,942

(Continued on next page)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(Continued from previous page)

	2013	2012

Supplemental disclosure of cash flow information

Cash paid for income taxes	$ 9,090	$ 35,797
Cash paid for interest	$ 246,354	$ 34,836

Supplemental disclosure of non-cash investing and financing activities

Issuance of warrants in connection with debt	$ 536,428	$ 830,797
Reclassification of derivative liabilities to equity	$ 119,600	$ -
Issuance of options for the purchase of MGA	$ 33,900	$ -
Issuance of common stock and warrants for consulting services	$ 991,551	$ 122,600
Issuance of common stock for conversion of debt	$ 306,296	$ -
Reduction of conversion price and maturity date extension for convertible debt	$ 208,000	$ -
Sale of common stock and 25% interest in GAIM	$ -	$ 125,000
Repurchase of common stock and 25% interest in GAIM	$ 250,000	$ -

See report of independent registered public accounting firm and notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

1.  ORGANIZATION

Description of the Business

Global Arena Holding, Inc. (formerly, “Global Arena Holding Subsidiary Corp.”) (“GAHI”), was formed in February 2009, in the state of Delaware.  GAHI is a financial services firm that services the financial community through its subsidiaries as follows:

Global Arena Capital Corp. (“GACC”) is a wholly owned subsidiary that is a full service financial services company. GACC is a broker-dealer registered with the Securities and Exchange Commission (“SEC”).  The Company is also a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Investor Protection Corp (“SIPC”). GACC is engaged in the securities business, which comprises several classes of securities transactions such as equities, corporate and municipal bonds, mutual funds, insurance and options, all of which the broker dealer executes as risk-less principal and agency transactions.  Global Arena Investment Management LLC (“GAIM”), a wholly owned subsidiary, provides investment advisory services to its clients.  GAIM is registered with SEC as an investment advisor and clears all of its business through Fidelity Advisors (“Fidelity”), its correspondent broker.  The Company sold 25% of the interest in GAIM to FireRock Capital, Inc. (“FireRock”) in 2012 and on November 25, 2013, repurchased this 25% interest.  Global Arena Commodities Corp. (“GACOM”), a wholly owned subsidiary, provided commodities brokerage services and earned commissions. GACOM ceased operating in November 2013.  The Company is reviewing its options and may close GACOM.  Lillybell Entertainment, LLC (“Lillybell”), a majority owned subsidiary, provides finance services to the entertainment industry.  MGA International Brokerage LLC (“MGA”), a majority owned subsidiary and a New York limited liability company, is a full-service insurance broker.  MGA offers comprehensive life and property and casualty insurance services, solutions and advice.  Global Arena Trading Advisors, LLC (“GATA”), provided futures advisory services. GATA is registered with the National Futures Association (NFA) as a commodities trading advisor.  On March 7, 2013, the Company sold GATA to a third party.

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

Acquisition of Global Arena Capital Corp.

On July 13, 2012, the Company, Broad Sword Holdings, LLC, and JSM Capital Holding Corp. entered into a share purchase agreement to fully acquire GACC by purchasing the 95.1% of the shares of Global Arena Capital Corp., which it did not previously own.  The change in control of ownership was authorized by the Financial Industry Regulatory Authority.

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

Acquisition of MGA International Brokerage LLC

On January 29, 2013, the Company entered into an agreement of sale with Marc Goldin and MGA to purchase 66.67% of the aggregate outstanding member interests of MGA, in exchange for an option to purchase 300,000 shares of the Company’s common shares.  Each option is exercisable into one common share of the Company at the exercise price of $0.25 per common share.  The exercise period is one year from the agreement date.  The option has been extended for another year.

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

Sale of Global Arena Trading Advisors, LLC

On March 7, 2013, the Company and Courtney Smith entered into a purchase agreement for the sale of the Company’s 100% interests in GATA to Courtney Smith for $500.  The related loss of $2,353 was included in the accompanying statement of operations for the nine months ended September 30, 2013.  In accordance with SEC Regulation S-X Rule 3-05, GATA was not a significant subsidiary as of the disposal date.  Therefore, no pro forma financial information related to the disposal is required to be presented in accordance with SEC Regulation S-X Rule 11-01.  GATA has minimum activities an did not require disclosure as a discontinued operation.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has generated recurring losses and cash flow deficits from operations since inception and has had to continually borrow to continue operations. In addition, the Company is in default of certain notes outstanding and is subject to the holders’ continued forbearancet of not demanding payment.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, satisfy the holders of the debts in default, obtain additional financing and/or generate positive cash flows from operations.  Management believes that it will be successful in obtaining additional financing, from which the proceeds will be primarily used to execute its operating plan. The Company plans to use its available cash to continue the development and execution of its business plan and expand its client base and services.  However, the Company can give no assurance that such financing will be available or on terms acceptable to the Company, or at all.  Should the Company not be successful in obtaining the necessary financing to fund its operations, satisfy the holders of the debts in default, and ultimately achieve adequate profitability and cash flows from operations, the Company would need to curtail certain or all of its operating activities.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change of Reporting Entity and Basis of Accounting and Presentation

The reverse merger described in Note 1 was treated as recapitalization of the Company. SEC Manual Item 2.6.5.4 “Reverse Acquisitions” requires that “in a reverse acquisition, the historical shareholder’s equity of the accounting acquirer prior to the merger is retroactively reclassified for the equivalent number of shares received in the merger after giving effect to any difference in par value of the Company’s and the accounting acquirer’s stock by an offset to additional paid-in capital.”

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

Goodwill

In accordance with FASB ASC 805 “Business Combinations” (“ASC 805”), the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree were recognized at the acquisition date and measured at their fair values as of that date.  Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations and is not amortized in accordance with FASB ASC 350, “Intangibles – Goodwill and Other” (“ASC 350”). ASC 350 addresses the amortization of intangible assets with defined lives and the impairment testing and recognition for goodwill and indefinite-lived intangible assets. The Company is required to evaluate the carrying value of its goodwill for potential impairment on an annual basis or more frequently if indicators arise. While the Company may use a variety of methods to estimate fair value for impairment testing, its primary methods are discounted cash flows and a market based analysis. When appropriate, the carrying value of these assets is reduced to fair value.  No impairment to the carrying value of goodwill has been identified to date by the Company.

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Deposits with Clearing Organizations

As of December 31, 2013 and 2012, deposits with clearing organizations consisted primarily of cash deposits in accordance with the clearing arrangement.

Other Receivable

As of December 31, 2012, the other receivable of $125,000 represented the balance due from FireRock for the purchase of 714,286 shares of the Company’s common stock and membership interests representing 25% of GAIM.  Full payment was received on January 2, 2013.

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

If the carrying amount exceeds the asset’s estimated future cash flows (discounted and with interest charges), the loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets.  Based on its assessments, the Company did not incur any impairment charges for the years ended December 31, 2013 and 2012.

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

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs, which are included in business development expenses, were deemed to be de minimus for the years ended December 31, 2013 and 2012.

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes,” which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  As of

December 31, 2013 and 2012, the Company had deferred tax assets of approximately $4,382,000 and $3,233,000, respectively, for net operating loss carryforwards, which were fully reserved by a valuation allowance due to the significant uncertainty with respect to their future realization.

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

3.  RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2013, the FASB issued Accounting Standards Update 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward.  This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  This standard is not expected to have a material impact on the Company’s results of operations or financial position.

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

4.  NET INCOME (LOSS) PER SHARE

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted income per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants, convertible preferred stock and convertible notes. The Company’s common stock equivalents were excluded in the computation of diluted net (loss) per share since their inclusion would be anti-dilutive. These common stock equivalents may dilute future earnings per share.  Total shares issuable upon the exercise of outstanding stock options, warrants and conversion of convertible promissory notes for years ended December 31, 2013 and 2012 were as follows:

	2013	2012
Warrants	13,753,247	7,462,509
Convertible debt	8,495,897	5,581,640
Stock options	2,140,625	2,075,000

Common stock equivalents	24,389,769	15,119,149

5.  DERIVATIVE FINANCIAL INSTRUMENTS

In October 2010, in connection with a subscription agreement, the Company issued 2,231,250 warrants to an investor at an exercise price of $0.31 per share for 1,115,625 warrants and $0.35 for the remaining 1,115,625 warrants. The warrants have a term of three years. Per the terms of the subscription agreement, in the event the Company, at any time while all or any portion of these warrants are outstanding, sells any shares of common stock per share, or issue common stock equivalents at a conversion price, less than the warrant exercise price, the warrant price will be adjusted accordingly. In accordance with the provisions of ASC 815-40, these warrants are subject to derivative accounting treatment under ASC 815-10 and are recorded as a liability which is revalued at fair value each reporting date. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date.  The Company reassesses the classification at each balance sheet date.  If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. The Company used the Black-Scholes valuation method to value the derivative instruments at inception and on subsequent valuation dates. The derivatives were extinguished on January 1, 2013 upon a mutual agreement reached between the Company and the warrants holder. Prior to extinguishment, the fair value of the derivatives measured using the Black-Scholes valuation method was $119,600, resulting in a gain of $3,800 recorded in the statements of consolidated operations for year ended December 31, 2013.

On November 15, 2013, the expiration date of the remaining not yet exercised warrants to purchase 1,179,130 shares of common stock of the Company was extended until December 31, 2013, and subsequently for another year and the warrant exercise price was reduced to $0.25.

On December 31, 2012, in connection with an extension of the maturity date of certain convertible notes which were due on May 31, 2012 (see Note 8a.), the Company issued the holder a warrant to purchase shares of common stock of the Company not exceeding 9.99% of the issued and outstanding shares and potential issuable shares related to outstanding options, warrants and convertible debt of the Company.  The Company determined that the anti-dilution provision feature of the warrant to be an embedded derivative instrument.  This derivative is adjusted to fair value at each balance sheet with the changes in fair value recognized in operations.  The Company uses the Black-Scholes valuation method to value the derivative instruments at inception and on subsequent valuation dates.  Weighted average assumptions used to estimate fair values are as follows:

	December 31, 2013	Issuance, December 31, 2012
Expected volatility	316%	140%
Risk free interest rate	0.13%	0.25%
Expected life (years)	1	2

For the years ended December 31, 2013 and 2012, the Company recognized a change in the derivative liabilities of $(785,500) and $0, respectively, in other income (expense) related to this warrant derivative instrument.

On November 25, 2013, the Company repurchased 714,286 shares of its common stock and 25% of membership interests in GAIM, which was previously sold to FireRock in 2012, by issuing a convertible note in the amount of $250,000, which was originally due on December 31, 2013 and extended to January 6, 2014. The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest into shares of common stock at a lesser of $0.35 per share or 10% discount to the market value the day prior to the date of conversion. The Company determined that the embedded conversion option to be a derivative instrument.  This derivative is adjusted to fair value at each balance sheet with the changes in fair value recognized in operations. For the year ended December 31, 2013, the Company recognized a change in the derivative liabilities of $64,286 in other income (expense) related to this derivative instrument.

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

Derivative financial instruments – The fair value of liabilities for warrants with dilutive price reset or anti-dilution provisions and for certain embedded conversion option is determined utilizing the Black-Scholes valuation method.

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of December 31, 2013 and 2012.

December 31, 2013	Level 1	Level 2	Level 3	Total
Derivative financial instruments	$ -	$ -	$ 1,603,514	$ 1,603,514

December 31, 2012	Level 1	Level 2	Level 3	Total
Derivative financial instruments	$ -	$ -	$ 905,700	$ 905,700

The following table presents the Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs for the derivative warrants:

Balance, January 1, 2012	$ 714,200
Fair value of new warrants issued	782,300
Change in fair value included in other (income) expenses	(590,800)

Balance, December 31, 2012	905,700

Cancellation of derivative liability	(119,600)
Fair value of the embedded conversion option	100,000
Change in fair value included in other (income) expenses	717,414

Balance, December 31, 2013	$ 1,603,514

7. STOCK OPTIONS PLAN

Stock options plan

On June 27, 2011, the Board of Directors adopted a Stock Awards Plan (“Plan”).   The purpose of the Plan is to attract, retain and motivate employees, directors and persons affiliated with the Company and to provide such participants with additional incentive and reward opportunities.  The awards may be in the form of incentive stock options, options that do not constitute incentive stock options, stock appreciation rights, restricted stock awards, phantom stock awards, or any combination of the foregoing. The total number of shares of stock reserved and available for distribution under the Plan increased to 3,000,000 to 1,750,000, pursuant to a December 2012 proxy vote by holders of a

majority of the shares of GAHI.   On July 17, 2012, the Board of Directors approved the issuance of non-qualified stock options for the purchase of an aggregate of 1,725,000 shares of common stock under the Plan to certain employees, officers and directors.  The options are exercisable at $0.45 per common share and expire three years after their issuance.  The options are to vest over a two-to-three-year period with a fair value of approximately $500,000 at the grant date to be recognized over the vesting period.

Weighted average assumptions used to estimate the fair value of stock options on the date of grant are as follows:

July 17, 2012
Expected dividend yield	-
Expected stock price volatility	130%
Risk free interest rate	0.32%
Expected life (years)	3 years

The stock-based compensation related to the Plan, included in stock compensation expense in the consolidated statements of operations, was $237,104 and $111,190 for the years ended December 31, 2013 and 2012, respectively.

On December 27, 2012, GAHI granted to an employee, an option to purchase 350,000 shares of common stock. The option is exercisable at $0.45 per common share and expire on July 17, 2015.  The option is to vest 50% in July 2013 and 100% in July 2014 with a fair value of approximately $58,000 at the grant date to be recognized over the vesting period. Weighted average assumptions used to estimate the fair value of stock options on the date of grant are as follows:

December 27, 2012
Expected dividend yield	-
Expected stock price volatility	140%
Risk free interest rate	0.25%
Expected life (years)	2.5 years

The stock-based compensation related to this option, included in stock compensation expense in the consolidated statements of operations, was $37,258 and $0 for years ended December 31, 2013 and 2012, respectively.

Other options

As disclosed in Note 1, on January 29, 2013, in connection with the acquisition of MGA, the Company issued an option to purchase 300,000 shares of common stock exercisable at $0.25 per common share, which expired on January 28, 2014.  The Company intends to extend the option for another year, subject to the Board approval. The options vested on the grant date, with a fair value of approximately $34,000 at the grant date recognized in the year ended December 31, 2013.

Weighted average assumptions used to estimate the fair value of stock options on the date of grant are as follows:

January 29, 2013
Expected dividend yield	-
Expected stock price volatility	120%
Risk free interest rate	0.15%
Expected life (years)	1 year

The Company will issue new shares of common stock upon the exercise of outstanding stock options.  The following is a summary of stock option activity:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2011	-	$ -		$ -
Granted	2,075,000	0.45	2.5 years	-
Exercised	-	-	-	-
Cancelled and expired	-	-	-	-
Forfeited	-	-	-	-

Outstanding at December 31, 2012	2,075,000	$ 0.45	2.5 years	$ -
Granted	300,000	0.25	0.08 years	21,000
Exercised	-	-	-	-
Cancelled and expired	-	-	-	-
Forfeited	-	-	-	-

Outstanding at December 31, 2013	2,375,000	$ 0.44	1.43 years	$ -

Vested and expected to vest at December 31, 2013	-	-	-	-
Exercisable at December 31, 2012	-	-	-	-

Vested and expected to vest at December 31, 2013	1,303,500	$ 0.42	1.33 years	$ -

Exercisable at December 31, 2013	1,303,500	$ 0.42	1.33 years	$ -

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the year ended December 31, 2013.

As of December 31, 2013, approximately $167,000 of total unrecognized compensation costs will be recognized through 2015.

8.  CONVERTIBLE PROMISSORY NOTES

a.   On March 31, 2011 and June 1, 2011, the Company sold and issued convertible promissory notes in the principal aggregate amount of $150,000 at a stated interest rate of 12% per annum.  In addition, the Company granted warrants to purchase 785,714 shares of common stock at an exercise price of $0.35 per share.  The warrants have a life of 5 years and were fully vested on the date of the grant.  In addition, the warrant agreement has a cashless exercise provision.   The convertible promissory notes were to mature on September 30, 2011.  The holder of the note is entitled to convert all or a portion of the convertible notes plus any unpaid interest, at the lender’s sole option, into shares of common stock at a conversion price of $0.35 per share.

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

On August 31, 2011, in anticipation of the maturity date of the notes, the Company issued 75,715 of warrants to the note holder to extend the maturity date of the above disclosed notes to January 2012.  The warrants are exercisable at $0.35 per share, have a life of 5 years and were fully vested on the date of the grant.  In addition, the warrant agreement has a cashless exercise provision.  Accordingly, the Company recorded the fair value of the warrants of $23,000 as debt discount and charged it to interest expense ratably over the extended term of the convertible note.

On November 22, 2011, the Company sold and issued promissory notes in the principal amount of $75,000 at a stated interest rate of 12% per annum.  In addition, the Company granted warrants to purchase 214,286 shares of common stock at an exercise price of $0.35 per share.  The warrants have a life of 5 years and were fully vested on the date of the grant.  In addition, the warrant agreement has a cashless exercise provision.  The convertible promissory notes were to mature on February 22, 2012. The holder of the notes is entitled to convert all or a portion of the convertible notes plus any unpaid interest, at the lender’s sole option into shares of common stock at a conversion price of $0.35 per share.

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

On January 31, 2012, all of the above notes sold and issued to the lender, in the total principal amount of $351,500, were extended to April 23, 2012 in consideration of a $10,000 payment due. On April 23, 2012, all these notes were extended to May 30, 2012 in consideration of an additional $10,000 payment due.  On December 31, 2012, the Company and the holder agreed to an additional extension of the notes until May 31, 2013.  The extension agreement provided that (1) $118,000 (of which $3,000 is offset as provided in the extension agreement) be paid on or before January 10, 2013, representing the payment for all accrued interest and other fees as of December 31, 2012; (2) $150,000 on or before March 31, 2013; (3) $100,000 on or before April 11, 2013; (4) $98,500 on or before April 30, 2013; and (5) all accrued interest be payable commencing with the first interest payment due on January 31, 2013 and continuing until and including the maturity date.  The extension agreement also provided that the holder has the right to purchase shares of common stock of the Company at a per share price of $0.001 for a period of two years from December 31, 2012.  In addition, if the holder exercises the options, for the period from December 31, 2012 to January 17, 2014, the Company without any further consideration or action by the holder, shall issue additional shares so that at all times the holder shall own 9.99% of the issued and outstanding shares of the Company.  The extension agreement grants the Company a right to repurchase the option from the holder for $3,000 between June 1 and June 3, 2013, which the Company did not exercise.

The extension agreement provides that the total beneficial ownership by the holder cannot exceed 9.99% of the outstanding shares of the Company’s common stock.  The Company paid the $115,000 by January 2013.  However, the Company has not yet made the second and third payments. The notes are considered in default and the Company is negotiating with the lender for another extension.

b.    On March 24, 2011, the Company sold and issued a convertible promissory note in the principal amount of $50,000 at a stated interest rate of 12% per annum.  In addition, the Company granted warrants to purchase 100,000 shares of common stock at an exercise price of $0.35 per share.  The warrants have a life of 5 years and were fully vested on the date of the grant.  The convertible note matured on November 24, 2011, and was extended to September 30, 2012, a second time to December 12, 2012, a third time to June 15, 2013 and a fourth time to December 15, 2013.  The holder of the note is entitled to convert all or a portion of the note plus any unpaid interest, at the lender’s sole option, into shares of common stock at a conversion price of $0.35 per share.

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

On December 15, 2013, another extension agreement was entered into to extend the loan to December 31, 2014. As inducement for the extension of the note, the conversion price was lowered to $0.25 per share, which resulted in a debt discount of $25,000. The debt discount was comprised of the beneficial conversion feature of the note. The debt discount will be accreted as additional interest expense ratably over the extended term of the convertible note.

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

On November 24, 2011 and December 14, 2011, in anticipation of the maturity date of these notes, the Company issued 100,000 of warrants to the note holders to extend the maturity date to September 30, 2012.  The warrants are exercisable at $0.35 per share, have a life of 5 years and were fully vested on the date of the grant.  Accordingly, the Company recorded the fair value of the warrants of $50,000 as debt discount, which was accreted as additional interest expense ratably over the term of the convertible note.  The notes were extended a second time to December 14, 2012, a third time to June 15, 2013 and a fourth time until December 15, 2013.

On December 15, 2013, another extension agreement was entered into to extend the loan to December 31, 2014. As inducement for the extension of the note, the conversion price was lowered to $0.25 per share, which resulted in a debt discount of $50,000. The debt discount was comprised of the beneficial conversion feature of the note. The debt discount is being accreted as additional interest expense ratably over the extended term of the convertible note.

On February 29, 2012, the Company sold and issued a convertible promissory note in the principal amount of $35,000 at a stated interest rate of 12% per annum. In addition, the Company granted warrants to purchase 70,000 shares of common stock at an exercise price of $0.45 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note originally matured on April 14, 2012, was extended until May 30, 2012, a second time until September 5, 2012, a third time until December 14, 2012 and a fourth time until June 15, 2013. The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.45 per share.

The gross proceeds from the sale of the note of $35,000 were recorded net of a discount of $32,000. The debt discount was comprised of $16,000 for the relative fair value of the warrants and $16,000 for the beneficial conversion feature of the note. The debt discount was accreted as additional interest expense ratably over the original term of the convertible note.

Effective June 12, 2013, the Company and the holder entered into an agreement to amend the note to set the conversion price of the note to $0.25 per share, and the holder elected to convert the principal and interest into 163,074 shares of common stock.  An approximate expense of $18,000 equal to the fair value of shares to be transferred in excess of the fair value of shares issuable pursuant to the original conversion terms was recognized in the consolidated statements of operations for the year ended December 31, 2013.

d.   On September 29, 2011, the Company sold and issued a convertible promissory note in the principal amount of $25,000 at a stated interest rate of 12% per annum.  In addition, the Company granted warrants to purchase 71,429 shares of common stock at an exercise price of $0.35 per share. The warrants have a life of 5 years and were fully vested on the date of the grant.  The convertible note originally matured on December 29, 2011, was extended to September 30, 2012, a second time to September 20, 2013, a third time to December 31, 2013 and a fourth time to December 31, 2014 without consideration.  Under the original note, the holder of the note was entitled to convert all or a portion of the convertible note plus any unpaid interest, at the lender’s sole option, into shares of common stock at a conversion price of $0.35 per share.  The gross proceeds from the sale of the note of $25,000 were recorded net of a discount of $25,000.  The debt discount was comprised of $13,000 for the relative fair value of the warrants and $12,000 for the beneficial conversion feature of the note.  The debt discount was charged to interest expense ratably over the term of the note.

On September 20, 2013, as inducement for the extension of the note until December 31, 2013, the conversion price was lowered to $0.25 per share, which resulted in a debt discount of $25,000. The debt discount was comprised of the beneficial conversion feature of the note. The debt discount was accreted as additional interest expense ratably over the extended term of the convertible note.

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

On December 31, 2013, another extension agreement was entered into to extend all outstanding notes to December 31, 2014. As inducement for the extension of the note, the conversion price was lowered to $0.25 per share, which resulted in a debt discount of $100,000. The debt discount was comprised of the beneficial conversion feature of the note. The debt discount is being accreted as additional interest expense ratably over the extended term of the convertible note.

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

On March 16, 2013, another extension agreement was entered into to extend the note to April 15, 2014. As inducement for the extension of the note, the conversion price was lowered to $0.25 per share, which resulted in a debt discount of $50,000. The debt discount was comprised of the beneficial conversion feature of the note. The debt discount is being accreted as additional interest expense ratably over the extended term of the convertible note.

g.   On September 30, 2011, the Company sold and issued a promissory note in the principal amount of $75,000 bearing interest at 8% per annum.  The note matures and was payable in full on October 31, 2011.  On October 12, 2011, the Company entered into an agreement with the note holder to amend the promissory note to include a conversion option.  The Company received additional cash proceeds of $175,000 and issued a convertible promissory note of $250,000.  The note had an original a maturity date of October 13, 2013 and a stated interest rate of 8% per annum.  The notes are considered in default and the Company is negotiating with the lender for another extension.  In addition, the Company granted to the note holder warrants to purchase 500,000 shares of common stock at an exercise price of $0.45 per share.  The warrants have a life of three years and are fully vested on the date of the grant. The note is convertible into common stock at an amended conversion price of $0.30 per share.

The gross proceeds from the sale of the note of $250,000 were recorded net of a discount of $250,000.  The debt discount was comprised of $105,000 for the relative fair value of the warrants and $145,000 for the beneficial conversion feature of the note.  The debt discount was accreted as additional interest expense ratably over the term of the convertible note.

On March 15, 2012, the Company sold and issued a convertible promissory note in the principal amount of $80,000 at a stated interest rate of 8% per annum. In addition, the Company granted warrants to purchase 160,000 shares of common stock at an exercise price of $0.45 per share, 128,000 shares of which were transferred to a third party by the holder subsequently. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note matured on March 15, 2013. The holder of the note was entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.30 per share.

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

i.   On November 9, 2011, the Company sold and issued a convertible promissory note in the principal amount of $30,000 at a stated interest rate of 12% per annum.  In addition, the Company granted warrants to purchase 110,000 shares of common stock at an exercise price of $0.35 per share.  The warrants have a life of 5 years and were fully vested on the date of the grant.  The convertible note matured on February 9, 2012, was extended to September 30, 2012, a second time until December 14, 2012, a third time until June 15, 2013 and a fourth time until December 15, 2013.  The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the lender’s sole option, into shares of common stock at a conversion price of $0.35 per share.

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

On June 29, 2012, the Company sold and issued a convertible promissory note in the principal amount of $25,000 at a stated interest rate of 12% per annum. In addition, the Company granted warrants to purchase 50,000 shares of common stock at an exercise price of $0.75 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note originally matured on December 31, 2012. The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.45 per share.

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

Effective June 12, 2013, the Company and the holder entered into an agreement to amend the note to set the conversion price of the note to $0.25 per share, and the holder elected to convert the principal and interest into 111,933 shares of common stock.  An approximate expense of $12,000 equal to the fair value of shares to be transferred in excess of the fair value of shares issuable pursuant to the original conversion terms was recognized in the consolidated statements of operations for the year ended December 31, 2013.

On September 27, 2012, the Company sold and issued a convertible promissory note in the principal amount of $25,000 at a stated interest rate of 12% per annum. In addition, the Company granted warrants to purchase 50,000 shares of common stock at an exercise price of $0.75 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note originally matured on December 14, 2012. The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.45 per share.

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

Effective June 12, 2013, the Company and the holder entered into an agreement to amend the note to set the conversion price of the note to $0.25 per share, and the holder elected to convert the principal and interest into 108,781 shares of common stock.  An approximate expense of $12,000 equal to the fair value of shares to be transferred in excess of the fair value of shares issuable pursuant to the original conversion terms was recognized in the consolidated statements of operations for the year ended December 31, 2013.

On August 20, 2013, the Company sold and issued a convertible promissory note in the principal amount of $40,000 at a stated interest rate of 12% per annum. In addition, the Company granted warrants to purchase 20,000 shares of common stock at an exercise price of $0.50 per share. The warrants have a life of 3 years and were fully vested on the date of the grant. The convertible note matured on December 31, 2013. The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.35 per share.

The gross proceeds from the sale of the note of $40,000 were recorded net of a discount of $12,900. The debt discount was comprised of $6,000 for the relative fair value of the warrants and $6,900 for the beneficial conversion feature of the note. The debt discount was accreted as additional interest expense ratably over the original term of the convertible note.

On December 15, 2013 and December 31, 2013, extension agreements were entered into extend all the remaining outstanding notes to December 31, 2014. As inducement for the extension of the note, the conversion price was lowered to $0.25 per share, which resulted in a debt discount of $100,000. The debt discount was comprised of the beneficial conversion feature of the note. The debt discount was accreted as additional interest expense ratably over the extended term of the convertible note.

j.   On April 27, 2012, the Company sold and issued a convertible promissory note in the principal amount of $75,000 at a stated interest rate of 12% per annum. In addition, the Company granted warrants to purchase 125,000 shares of common stock at an exercise price of $0.75 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note matured on August 1, 2012, was extended until September 5, 2012, extended a second time until December 3, 2012, a third time until June 15, 2013, and a fourth time until December 15, 2013. The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.3825 per share.

The gross proceeds from the sale of the note of $75,000 were recorded net of a discount of $67,647. The debt discount was comprised of $30,000 for the relative fair value of the warrants and $37,647 for the beneficial conversion feature of the note. The debt discount was accreted as additional interest expense ratably over the original term of the convertible note.

On June 29, 2012, the Company sold and issued a convertible promissory note in the principal amount of $25,000 at a stated interest rate of 12% per annum. In addition, the Company granted warrants to purchase 41,250 shares of common stock at an exercise price of $0.75 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note matured on October 1, 2012 and was extended until December 3, 2012, a second time until June 15, 2013 and a third time until December 15, 2013. The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.3825 per share.

The gross proceeds from the sale of the note of $25,000 were recorded net of a discount of $22,810. The debt discount was comprised of $10,000 for the relative fair value of the warrants and $12,810 for the beneficial conversion feature of the note. The debt discount was accreted as additional interest expense ratably over the term of the convertible note.

On September 30, 2013, the Company sold and issued a convertible promissory note in the principal amount of $25,000 at a stated interest rate of 12% per annum. In addition, the Company granted warrants to purchase 12,500 shares of common stock at an exercise price of $0.50 per share. The warrants have a life of 3 years and were fully vested on the date of the grant. The convertible note matured on December 31, 2013. The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.35 per share.

The gross proceeds from the sale of the note of $25,000 were recorded net of a discount of $8,600. The debt discount was comprised of $4,000 for the relative fair value of the warrants and $4,600 for the beneficial conversion feature of the note. The debt discount was accreted as additional interest expense ratably over the original term of the convertible note.

On October 16, 2013, the Company sold and issued a convertible promissory note in the principal amount of $25,000 at a stated interest rate of 12% per annum. The convertible note will mature on June 15, 2014. The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.25 per share.

The gross proceeds from the sale of the note of $25,000 were recorded net of a discount of $15,000, which was comprised of the beneficial conversion feature of the note. The debt discount is being accreted as additional interest expense ratably over the original term of the convertible note.

On December 15, 2013 and December 31, 2013, extensions agreements were entered into to extend all the expired notes to December 31, 2014. As inducement for the extension of the note, the conversion price was lowered to $0.25 per share, which resulted in a debt discount of $125,000. The debt discount was comprised of the beneficial conversion feature of the notes. The debt discount is being accreted as additional interest expense ratably over the extended term of the convertible note.

k.   On July 12, 2012, the Company sold and issued a convertible promissory note in the principal amount of $50,000 at a stated interest rate of 12% per annum. In addition, the Company granted warrants to purchase 111,112 shares of common stock at an exercise price of $0.75 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note originally matured on April 15, 2013 and was extended until June 15, 2013. The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.45 per share.

The gross proceeds from the sale of the note of $50,000 were recorded net of a discount of $39,700. The debt discount was comprised of $21,000 for the relative fair value of the warrants and $18,700 for the beneficial conversion feature of the note. The debt discount was accreted as additional interest expense ratably over the original term of the convertible note.

Effective June 10, 2013, the Company and the holder entered into an agreement to amend the note to set the conversion price of the note to $0.25 per share, and the holder elected to convert the principal and interest into 222,704 shares of common stock.  An approximate expense of $35,000 equal to the fair value of shares to be transferred in excess of the fair value of shares issuable pursuant to the original conversion terms was recognized in the consolidated statements of operations for the year ended December 31, 2013.

l.   On August 6, 2012, the Company sold and issued a convertible promissory note in the principal amount of $25,000 at a stated interest rate of 12% per annum. In addition, the Company granted warrants to purchase 50,000 shares of common stock at an exercise price of $0.75 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note originally matured on February 6, 2013 and was extended until June 15, 2013. The holder of the note originally was entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.45 per share.

The gross proceeds from the sale of the note of $25,000 were recorded net of a discount of $18,900. The debt discount was comprised of $10,000 for the relative fair value of the warrants and $8,900 for the beneficial conversion feature of the note. The debt discount was accreted as additional interest expense ratably over the original term of the convertible note.

Effective April 30, 2013, the Company and the holder entered into an agreement to amend the note to set the conversion price of the note to $0.25 per share, and the holder elected to convert the principal and interest into 109,151 shares of common stock.  An approximate expense of $17,000 equal to the fair value of shares to be transferred in excess of the fair value of shares issuable pursuant to the original conversion terms was recognized in the consolidated statements of operations for the year ended December 31, 2013.  The shares were issued as of December 31, 2013.

m.   On August 7, 2012, the Company sold and issued a convertible promissory note in the principal amount of $20,000 at a stated interest rate of 12% per annum. The convertible note originally matured on February 7, 2013 and was extended until June 15, 2013. Pursuant to the note, the holder of the note originally was entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.45 per share.

Effective March 31, 2013, the Company and the holder entered into an agreement to amend the note to set the conversion price of the note to $0.25 per share, and the holder elected to convert the principal and interest into 86,400 shares of common stock.  Additional expense of $12,000 equal to the fair value of shares transferred in excess of the fair value of shares issuable pursuant to the original conversion terms was recognized in the consolidated statements of operations for the year ended December 31, 2013.  The shares were issued as of December 31, 2013.

n.   On October 12, 2012, the Company sold and issued a convertible promissory note in the principal amount of $50,000 at a stated interest rate of 12% per annum. In addition, the Company granted warrants to purchase 100,000 shares of common stock at an exercise price of $0.50 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note matures on October 13, 2014. The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.35 per share.

The gross proceeds from the sale of the note of $50,000 were recorded net of a discount of $26,857. The debt discount was comprised of $17,000 for the relative fair value of the warrants and $9,857 for the beneficial conversion feature of the note. The debt discount is being accreted as additional interest expense ratably over the term of the convertible note.

o.   On October 22, 2012, the Company sold and issued a convertible promissory note in the principal amount of $400,000 at a stated interest rate of 12% per annum.  Pursuant to this note, the Company received $360,000 in 2012 and $40,000 in 2013. In addition, the Company granted warrants to purchase 1,052,632 shares of common stock at an exercise price of $0.38 per share. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note matures on October 22, 2014. The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.35 per share.

The gross proceeds from the sale of the note of $400,000 were recorded net of a discount of $260,571. The debt discount was comprised of $156,000 for the relative fair value of the warrants and $104,571 for the beneficial conversion feature of the note. The debt discount is being accreted as additional interest expense ratably over the term of the convertible note.

p.   On November 13, 2013, the Company sold and issued a convertible promissory note in the principal amount of $500,000 at a stated interest rate of 12% per annum.   In addition, the Company granted warrants to purchase 6,000,000 shares of common stock at an exercise price of $0.25 per share, and at $0.025 per share in the event of default. The warrants have a life of 5 years and were fully vested on the date of the grant. The convertible note matures on November 11, 2018. The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest, at the holder’s sole option, into shares of common stock at a conversion price of $0.25 per share.

The gross proceeds from the sale of the note of $500,000 received were recorded net of a discount of $500,000. The debt discount was comprised of $402,875 for the relative fair value of the warrants and $97,125 for the beneficial conversion feature of the note. The debt discount is being accreted as additional interest expense ratably over the term of the convertible note.

q.   As noted in Note 5, on November 25, 2013, the Company repurchased 714,286 shares of its common stock and the 25% membership interests in GAIM, which was previously sold to FireRock in 2012, by issuing a convertible note in the amount of $250,000, which was originally due on December 31, 2013 and extended to January 6, 2014.  The holder of the note is entitled to convert all or a portion of the convertible notes plus any unpaid interest into shares of common stock at a lesser of $0.35 per share or 10% discount to the market value the day prior to the date of conversion. This note has an annual interest rate of 9%. The face amount of the note of $250,000 was recorded net of a discount of $100,000, which was comprised of the beneficial conversion feature of the note. The debt discount was accreted as additional interest expense ratably over the term of the convertible note.

The debt was repaid in full in January 2014.

The intrinsic value for the outstanding convertible promissory notes as of December 31, 2013 and 2012 was approximately $960,000 and $0, respectively.

9.  STOCKHOLDERS’ EQUITY

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

On December 31, 2012, GAHI and GAIM entered into a securities purchase agreement (the “Purchase Agreement”) with FireRock, pursuant to which FireRock purchased 714,286 shares of the Company’s common stock and membership interests representing 25% of GAIM for gross proceeds of $250,000.  As of December 31, 2012, the unpaid proceeds of $125,000 was included as other receivable on the consolidated balance sheets.  The receivable was collected on January 2, 2013.  On November 25, 2013, GAHI agreed with FireRock to repurchase for $250,000 the 714,286 shares of the Company’s common stock and membership interests representing 25% of GAIM (see Note 5 and 8). The 714,286 shares repurchased was included in treasury stock at cost in the consolidated financial statements.

On January 29, 2013, in connection with the acquisition of MGA (see Note 1), the Company issued an option to purchase 300,000 shares of common stock, valued at $33,900 at the acquisition date, to purchase the Company’s common shares.

On March 31, 2013, the Company and a convertible debt holder entered into an agreement to amend the note to set the conversion price of the note to $0.25 per share, and the holder elected to convert the principal and interest into 86,400 shares of common stock.  The shares have been issued as of December 31, 2013 (see Note 8m.).

From March 31, 2013 to June 12, 2013, the Company and certain convertible debt holders entered into agreements to amend the notes to set the conversion price of the notes to $0.25 per share, and the holders elected to convert the principal and interest into 802,042 shares of common stock. (See Note 8m. 8l. 8k. 8i. and 8c.)

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

During the year ended December 31, 2013, under the private placement offering as described above, the Company sold 9.5 net units consisting of 1,900,000 shares of common stock with 950,000 warrants for net proceeds of $475,000.  The Company would not continue to sell the remaining units.

On December 5, 2013, the Company issued 200,000 shares of common stock at $0.49 per share to a consultant pursuant to a consulting agreement.  The Company recorded a charge of $98,000.

10.  WARRANTS

On January 2, 2013, GAHI granted to a consultant of GAIM, warrants to purchase 1,000,000 shares of common stock. The warrants are exercisable at $0.25 per common share and expire on January 1, 2021.  400,000 warrants vested immediately upon signing the independent contractor agreement, with a fair value of approximately $91,000 at the grant date recognized in the year ended December 31, 2013. 50,000 warrants vest for every $25,000,000 assets under management (“AUM”) (up to 600,000 warrants for $300,000,000 AUM) brought into the Company.  Each of the 50,000 warrants is measured at its then-current lowest aggregate fair value at each of interim reporting dates.  Changes in the lowest aggregate fair values result in a change in the measure of compensation cost.  Weighted average assumptions used to estimate the fair value of warrants on the date of grant are as follows:

January 2, 2013
Expected dividend yield	-
Expected stock price volatility	120%
Risk free interest rate	1.25%

On April 30, 2013, the Company, Daniel D. Rubino, Robert M. Pickus, and George C. Dolatly (collectively, the “GCA Principals”) and GCA Ventures, LLC (“GCA”) entered into a management and investor rights agreement.  Pursuant to the agreement, the Company will receive financial and management consulting services from GCA and the GCA Principals in return for warrants to purchase a total of 2,500,000 common shares, at an exercise price of $0.25 per share, which will be issued in three separate tranches. The first tranche of one million warrants have been issued concurrently with the signing.  The second and third tranche of 750,000 warrants each will be issued six months and one year after the date of the agreement, respectively.  Each tranche of warrants is to expire seven years after issuance. The fair value of approximately $891,500 at the grant date is to be recognized over the vesting period.   Weighted average assumptions used to estimate the fair value of warrants on the date of grant are as follows:

April 30, 2013
Expected dividend yield	-
Expected stock price volatility	190%
Risk free interest rate	1.11%
Expected life (years)	7 years

The stock-based compensation related to the warrants, included in stock compensation expense in the consolidated statements of operations, was $802,350 and $0 for year ended December 31, 2013 and 2012, respectively.

The following tables summarize the warrants activities:

	Shares	Weighted Average Exercise Price	Weighted- Average Exercisable	Aggregate Intrinsic Value

Outstanding at December 31, 2011	4,242,989	$ 0.48	4,242,989	$ 1,145,607
Granted	6,361,184	0.50	6,361,184	-
Exercised
Cancelled and surrendered
Outstanding at December 31, 2012	10,604,173	$ 0.52	10,604,173	-

Granted	10,667,314	0.30	10,667,314	230,140
Exercised	-	-	-	-
Cancelled and surrendered	-	-	-	-
Outstanding at December 31, 2013	21,271,487	$ 0.43	21,271,487	$ -
Exercise Price	Average Number Outstanding	Average Contractual Life	Average Exercise price	Warrants Exercisable
0.001 $0.25 to $0.75	3,926,478 15,711,509	1 3.79	$ 0.001 0.37	3,926,478 15,711,509
$0.67	1,633,500	0.38	$ 0.67	1,633,500
21,271,487	-		-	21,271,487

11.  NON-CONTROLLING INTEREST

As of December 31, 2013, the Company had two operating subsidiaries which were not wholly owned.  The Company had a 67% equity interest in Lillybell and a 67% equity interest in MGA. As of December 31, 2013 and 2012, the third party non-controlling interests were $(235,672) and $(159,035), respectively.

12.  RELATED PARTIES

Prior to July 13, 2012, the Company had a month-to-month agreement with Broad Sword Holdings, LLC, one of the Company’s stockholders, whereby Broad Sword Holdings, LLC provided office space to the Company, which was terminated in April, 2013.  In July 2013, the Company moved to a new location under another month to month

agreement.   Currently, the Company is being charged at $12,000 per month.  During the years ended December 31, 2013 and 2012, the Company was charged approximately $222,000 and $267,000, respectively, for office space.

Advances – related parties in part represents a receivable from Global Arena Master Fund, Ltd.  Global Arena Master Fund, Ltd. is an alternative investment vehicle which invests the funds of Global Arena Macro Fund, Ltd., an alternative investment vehicle owned by investors purchasing shares in the fund.  The Company will earn a management fee for its services.  Those advances were non-interest bearing and payable on demand.  At December 31, 2013 and 2012, the receivable was approximately $0 and $14,000 from Global Arena Master Fund, Ltd., respectively.

Advances – related parties also represents advances to Broad Sword Holdings, LLC. Those advances are non-interest bearing and payable on demand.  At December 31, 2013 and 2012, the receivable was approximately $16,000 and $20,000, respectively.

13. INCOME TAXES

As of December 31, 2013 and 2012, the Company had approximately $11,000,000 and $8,000,000, respectively, of federal net operating loss carryforwards available to offset future taxable income.  These net operating losses which, if not utilized, begin expiring in 2028. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s net operating loss carryforwards may be subject to an annual limitation in the event of a change of control.

Deferred income taxes reflect the net tax effects of net operating losses and or tax credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible.

FASB ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized.  A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the length of carryback and carryforward periods, and expectations of future profits, etc.  The Company believes that significant uncertainty exists with respect to the future realization of the deferred tax assets and has therefore established a valuation allowance for the full amount as of December 31, 2013 and 2012.  The change in the deferred tax valuation allowance increased by approximately $1,149,000 and $982,000 during the years ended December 31, 2013 and 2012, respectively.

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

Interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “interest expense, net” in the statement of operations.  Penalties would be recognized as a component of “general and administrative expenses.”  No interest or penalties were recorded during the years ended December 31, 2013 and 2012.  As of December 31, 2013 and 2012, no liability for unrecognized tax benefits was required to be reported.

The Company files income tax returns in the United States (federal) and in New York.  The Company is generally no longer subject to federal, state and local income tax examinations by tax authorities for tax years prior to 2010.

The components of deferred tax assets (liabilities) at December 31, 2013 and 2012 are as follows:

	2013	2012

Net operating losses	$4,382,000	$3,233,000
Less valuation allowance	(4,382,000)	(3,233,000)

Net deferred tax assets	$-	$-

For the years ended December 31, 2013 and 2012, the income tax provision (benefit) consists of the following:

	2013	2012

Deferred:
Federal	$(977,000)	$(835,000)
State and local	(172,000)	(147,000)
Change in valuation allowance	1,149,000	982,000

Income tax provision	$-	$-

The reconciliation between the statutory federal income tax rate (34%) and the Company’s effective rate for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012

Federal statutory rate	(34%)	(34%)
State tax rate, net of benefit	(6%)	(6%)
Non-deductible meals and entertainment	1%	1%
Valuation allowance	39%	39%

Effective rate	0%	0%

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

On March 1, 2013, as a result of the audit commenced in August 2012 as described in the preceding paragraph, the NFA filed a complaint with its Business Conduct Committee against GACOM, and its former president, an NFA associate and a principal and a registered associated person of GACOM.  The complaint generally alleged that GACOM and/or the former president, as appropriate, acted as a futures commission merchant without maintaining the appropriate registration, failed to ensure that a third party who provided leads and customer referrals to GACOM had not used misleading promotional material to generate such leads, failed to conduct adequate due diligence to determine whether an entity with which GACOM conducted business required CFTC registration or NFA membership, failed to implement an adequate anti-money laundering program, and committed certain supervisory failures.  On October 10, 2013, GACOM settled the complaint for a fine of $50,000, which has not been paid.  Its former president is not allowed be employed as or act in a compliance or supervisory capacity by an NFA Member for a period of one year from the date of the settlement and after the expiration of this one-year period, he shall not be employed as or act in a compliance capacity by an NFA Member for an additional year, unless he reports to and is supervised by another person in the Member’s Compliance Department.  GACOM also agreed to complete an annual independent testing of the adequacy of its anti-money laundering program on or before October 1, 2013, and has done so.  In addition, GACOM agreed to adopt and implement updated and enhanced compliance and supervisory procedures on or before October 1, 2013 to address the findings identified in NFA’s January 3, 2013 examination report, and has done so.

In addition, certain directors, officers, employees and/or registered representatives of GACC have been called before FINRA for on-the-record interviews in connection with certain FINRA inquiries.  At this time, the management is unable to determine what will be the ultimate outcome of such inquiries, including whether any formal investigation, proceeding or action will be instituted against GACC or certain of its directors, officers, employees and/or registered representatives relating to allegations of FINRA rule violations, and if so, whether any such investigation, proceeding or action will materially impact the Company’s consolidated financial statements.

GACC is currently involved in an arbitration with a former OSJ (“Claimant”), in which the Claimant alleges that the GACC and various of its registered representatives (“Respondents”) engaged in a concerted course of action to wrest from him his book of business by wrongfully terminating an Office of Supervisory Jurisdiction Agreement (“OSJ Agreement”). The Claimant has been barred from the securities industry for egregious violations of securities laws, rules and regulations that occurred prior to him joining the GACC. The Statement of Claim purports to seek recovery based on theories of fraud, fraudulent inducement, unfair competition, breach of contract, tortuous interference and unjust enrichment, among other things. Claimant alleges and seeks five million five hundred thousand ($5,500,000) in damages.  The Respondents interposed a Statement of Answer denying Claimant’s allegations and claims.  In addition, the GACC has asserted counterclaims for fraud, breach of contract, business defamation, indemnification and other claims as well, which arise out of his breach of obligations to the GACC. Respondents have vigorously contested the Claimant’s claims and will continue doing so as they believe those claims are patently without merit. In light of the cost to prosecute them coupled with the millions of dollars in liabilities the Claimant has attributable to occurrences having nothing to do with GACC, GACC is not aggressively pursuing the counterclaims.  Evidentiary hearings were set for January 2013, but were adjourned to July 2013 and subsequently adjourned again. The arbitration hearings commenced in November 2013 and are continuing. Management is unable to determine the ultimate outcome of the arbitration and the impact, if any, to the Company’s consolidated financial statements at this time.

In October 2012, GACC received a complaint from a customer’s attorney alleging excessive commissions and one or more sales practice violations, but principally sounding in an alleged failure to execute stop loss orders. The attorney demanded payment of the sum of $642,000, allegedly representing the amount of the customer’s damages. The matter has been submitted to GACC’s insurance company to put it on notice of a potential claim. An arbitration has not been brought. Should one be brought, GACC intends to vigorously contest and defend it. Management is unable to determine the ultimate outcome, if any, to the Company’s consolidated financial statements at this time.

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

On November 6, 2013, GACC was named a respondent in an amended FINRA Arbitration (No-13-3058) wherein HFP Capital Markets (“HFP”) seeks injunctive relief and damages from a group of individuals now associated with GACC. GACC entered into an Office of Supervisory Jurisdiction with a Registered Principal who is not affiliated with HFP. The individual respondents are independent contractors, currently registered with GACC. All of the respondents were hired after their individual terminations by or with HFP. HFP has alleged that GACC and the individual Respondents engaged in: misappropriation of trade secrets; unfair competition; tortious interference with contract; and tortious interference with prospective business relationships.  HFP has further alleged that GACC engaged in tortious interference with contractual relationships. On January 31, 2014, this arbitration was withdrawn with prejudice.

On June 5, 2013, a former customer of GACC filed a statement of claim with FINRA Dispute Resolution against GACC.   The statement of claim alleges churning, unsuitability, breach of fiduciary duty, federal securities law violations, common law fraud, breach of contract, and negligent supervision and requests specified damages of $150,000 and also unspecified punitive damages, attorneys' fees, interest, and costs.  The parties are in the process of completing their discovery obligations. The Company has responded to this statement of claim by filing an answer that disputes the subject allegations and presently intends to contest this matter at the arbitration, which is scheduled to be heard by a panel of FINRA arbitrators on June 6, 2014 to June 10, 2014.  Management is unable to determine the ultimate outcome, if any, to the Company’s consolidated financial statements at this time.

The Company records legal costs associated with loss contingencies as incurred and accrued for all probable and estimable settlements.

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

15.  REVENUE CONCENTRATIONS

The Company considers significant revenue concentrations to be clients or brokers who account for 10% or more of the total revenues generated by the Company during the period.   The Company had no brokers who accounted for 10% of total revenues, and no revenues from a single customer that accounted for 10% or more of total revenues, during the year ended December 31, 2013.  During the year ended December 31, 2012, the Company had one broker who accounted for 11% of total revenues, and no revenues from a single customer that accounted for 10% or more of total revenues.

16.  SUBSEQUENT EVENTS

On March 13, 2014, the Company issued a warrant to purchase 500,000 shares of common stock at $0.25 per share for a period of three years to a consultant pursuant to a consulting agreement.

On March 28, 2014, the Company issued a convertible promissory note in the principal amount of $200,000 at a stated interest rate of 10% per annum. The convertible note matures on December 31, 2014. The Company has the right to convert all or a portion of the convertible note plus any unpaid interest into shares of 20% nonvoting membership interests of GAIM.

On March 31, 2014, the Company issued a convertible promissory note in the principal amount of $30,000 at a stated interest rate of 10% per annum. The convertible note matures on January 13, 2015.  The Company has the right to convert all or a portion of the convertible note plus any unpaid interest into shares of 3% nonvoting membership interests of GAIM.

Currently, the Company is still negotiating a note extension with a debt holder for a consideration of $10,000 to extend the maturity date to September 30, 2014 (Note 8a.).

Currently, the Company is still negotiating a note extension with a debt holder to extend the maturity date to June 30, 2014 for a consideration of (1) a new issuance of a warrant to purchase 3,000,000 shares of common stock with an exercise price at $0.25 per share and a life of five years; and (2) an extension of all existing warrants for another five years (Note 8g.).  If such extension agreement is entered into, the Company will make (a) $10,000 interest payment (b) $50,000 principle payment on April 30, 2014.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Controls and Procedures.

During the year ended December 31, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2013. Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures were not effective as of December 31, 2013 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified material weaknesses in our internal control over financial reporting as follows.

•

The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.

•

Our internal financial staff lack expertise in identifying and addressing complex accounting issued under U.S. Generally Accepted Accounting Principles.

Upon receiving adequate financing, the Company plans to increase its controls in these areas by hiring more employees in financial reporting, and establishing an audit committee.

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

The board of directors has primary responsibility for adopting and reviewing implementation of the business plan of the Company, supervising the development business plan, review of the officers' performance of specific business functions.  The board is responsible for monitoring management, and from time to time, to revise the strategic and operational plans of the Company.  A director shall be elected by the shareholders to serve until the next annual meeting of shareholders, or until his or her death, or resignation and his or her successor is elected.

The Executive Officers and Directors are:

Name	Position	Term(s) of Office
John Matthews	Chief Executive Officer	March 20, 2014 to present
	Director	October 27, 2010 to present

Josh Winkler	Chief Financial Officer Director	October 27, 2010 to present

Resumes

John Matthews.  John Matthews has been the Chairman of the Board of Global Arena Holding since October 27, 2010.  From October 2010 to January 2012, Mr. Matthews was the chief executive officer of Global Arena Holding.  From January 2006 to February 2008, Mr. Matthews was the president of Clark Dodge, a FINRA registered broker/dealer.

From January 2003 to September 2005, Mr. Matthews was the chairman of JSM Capital Holding Corp., held the independent contractor agreement for two Office of Supervisory Jurisdictions with Finance Investments, Inc. and was responsible for all supervision of 35 registered representatives.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the Company must file a Form 4 reporting the acquisition or disposition of Company's equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply.  Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the Company's fiscal year.  Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder.  To our knowledge, based solely on a review of the copies of these reports furnished to it, the officers, directors, and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements during 2013.

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

The board of directors, in its discretion, shall have the power on behalf of the Company to indemnify any person, other than a director or officer, made a party to any action, suit or proceeding by reason of the fact that he/she is or was an employee of the Company.

Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers and controlling persons of the Company, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.  In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by a director, officer or controlling person of the Company in the successful defense of any action, suit or proceedings) is asserted by such director, officer, or controlling person in connection with any securities being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issues.

INDEMNIFICATION OF OFFICERS OR PERSONS CONTROLLING THE REGISTRANT FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933, IS HELD TO BE AGAINST PUBLIC POLICY BY THE SECURITIES AND EXCHANGE COMMISSION AND IS THEREFORE UNENFORCEABLE.

ITEM 11. EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to our executive officers.

Summary Compensation Table

Name and Principal Position	Cash Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John Matthews	2013	252,000	-	-	-	295,000
CEO	2012	231,145	-	145,000	-	376,145
Josh Winkler	2013	185,000	-	-	-	145,000
CEO(1), CFO	2012	142,500	-	29,000	-	171,500

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the stock options outstanding to Global Arena's executive officers.

Option Awards

Outstanding Equity Awards at December 31, 2013

Name	Number of Securities Underlying Unexercised Options/ Exercisable	Number of Securities Underlying Unexercised Options/ Unexercisable	Option Exercise Price	Option Expiration Date
John Matthews	0	500,000	$0.45	July 17, 2015
Josh Winkler	0	100,000	$0.45	July 17, 2015

Director Compensation

The following table set forth certain information as to the compensation paid to our Directors.

Summary Compensation Table

Name and Principal Position	Cash Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John S. Matthews	2013	252,000	-	-		252,000
Chairman	2012	231,145	-	145,000	-	376,145

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the stock options outstanding to the Company's Directors.

Option Awards

Outstanding Equity Awards at December 31, 2013

Name and Principal Position	Number of Securities Underlying Unexercised Options/ Exercisable	Number of Securities Underlying Unexercised Options/ Unexercisable	Option Exercise Price	Option Expiration Date
John Matthews, Chairman		500,000	$0.45	July 17, 2015
Facundo Bacardi, Director		125,000	$0.45	July 17, 2015
Martin Doane, Director		200,000	$0.45	July 17, 2015

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of April 15, 2014, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

Name and Address	Amount	Percentage
Josh Winkler	3,244,566	14.78%
443 B 7th St.
Far Rockaway, NY 11691

John Matthews(1)	2,842,028(direct)	12.95%
10 Short Dr.,	1,042,157(indirect)	4.32%
Roslyn, NY 11576

All Officers and Directors as a Group (2 persons)	6,086,594(direct)	27.73%
	1,042,157(indirect)	4.32%
UBEquity Capital Partners, Inc.	3,072,027	14.00%
36 Lombard St., Ste 700
Toronto Ontario, Canada M5C 2X3

(1)  Indirectly beneficially owns 1,042,157 common shares held by JSM Capital Holding Corp.

Based upon 24,136,693 outstanding common shares as of April 15, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Prior to July 13, 2012, the Company had a month-to-month agreement with Broad Sword Holdings, LLC, one of the Company’s stockholders, whereby Broad Sword Holdings, LLC provided office space to the Company, which was terminated in April 2013.  In July 2013, the Company moved to a new location under another month to month agreement.   Currently, the Company is being charged at $12,000 per month.  During the years ended December 31, 2013 and 2012, the Company was charged approximately $222,000 and $267,000, respectively, for office space.

Advances – related parties in part represents a receivable from Global Arena Master Fund, Ltd.  Global Arena Master Fund, Ltd. is an alternative investment vehicle that invests the funds of Global Arena Macro Fund, Ltd., an alternative investment vehicle owned by investors purchasing shares in the fund.  The Company will earn a management fee for its services.  Those advances were non-interest bearing and payable on demand.  At December 31, 2013 and 2012, the receivable was approximately $0 and $14,000 from Global Arena Master Fund, Ltd., respectively.

Advances – related parties also represents advances to Broad Sword Holdings, LLC. Those advances are non-interest bearing and payable on demand.  At December 31, 2013 and 2012, the receivable was approximately $16,000 and $20,000, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed and estimated to be billed for the years ended December 31, 2013 and 2012 for professional services rendered by Wei, Wei and Co. LLP. for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the period ended December 31, 2013, were $92,600 and $99,300, respectively.

Audit related fees

The aggregate fees billed for the years ended December 31, 2013 and 2012 for assurance and related services by Wei, Wei and Co., LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements for that fiscal year were included in the above listed were $92,600 and $99,300, respectively.

Tax Fees

We incurred aggregate tax fees and expenses from Wei, Wei and Co., LLP during the years ended December 31, 2013 and 2012 for professional services rendered for tax compliance, tax advice, and tax planning of $15,500 and $14,050, respectively.

All Other Fees

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

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2013 and 2012

Statements of Operations for the years ended December 31, 2013 and 2012

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2013 and 2012

Statements of Cash Flows for the years ended December 31, 2013 and 2012

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

NO.	DESCRIPTION	FILED WITH	DATE FILED
1.1	Form of Underwriting Agreement	Form SB-2	February 11, 2002
1.2	Form of Agreement Among Underwriters	Form SB-2	February 11, 2002
1.3	Form of Selected Dealer Agreement	Form SB-2	February 11, 2002
1.4	Form of Consulting Agreement with Schneider Securities, Inc.	Form SB-2	February 11, 2002
2.1	Form of Agreement and Plan of Merger between Dickie Walker Marine, Inc., a California corporation and Dickie Walker Marine, Inc., a Delaware Corporation	Form SB-2	February 11, 2002
2.2	Acquisition Agreement	Form 8-K	February 8, 2005
2.3	Amendment No. 2 to Acquisition Agreement	Form 8-K	July 20, 2005
2.4	Share Change Agreement	Form 8-K	April 13, 2006
3.1a	Articles of Incorporation for Montiel Marketing Group, Inc. as filed with the California Secretary of State on February 16, 2001	Form SB-2	February 11, 2002
3.1b	Certificate of Amendment to the Articles of Incorporation as filed with the California Secretary of State on February 16, 2002	Form SB-2/A	February 11, 2002
3.1c	Certificate of Incorporation for Dickie Walker Marine, Inc. as filed with the Delaware Secretary of State on February 4, 2002	Form SB-2	February 11, 2002
3.2a	Bylaws of the California corporation as adopted by its Board of Directors on October 10, 2000	Form SB-2	February 11, 2002
3.2b	Amended and Restated Bylaws of the Delaware corporation as adopted by its Board of Directors May 1, 2002	Form SB-2/A	May 13, 2002
3.3	Certificate of Amendment of Certificate of Incorporation of Dickie Walker Marine, Inc.	Form 8-K	July 20, 2006
4.1	Specimen stock certificate representing shares of common stock of the Company	Form SB-2/A	April 18, 2002
4.2	Form of Representative's Warrant	Form SB-2	February 11, 2002
4.3	Placement Agent's Warrant	Form SB-2	February 11, 2002
4.4	Form of Investor Note from 2001 Private Placement	Form SB-2	February 11, 2002
4.5	Selling Agent Agreement	Form 10KSB	December 29, 2004
4.6	Investor Promissory Note	Form 10KSB	December 29, 2004

4.7	Investor Warrant	Form 10KSB	December 29, 2004
4.8	Placement Agent's Warrants	Form 10KSB	December 29, 2004
4.9	Certificate of Designation for Preferred Stock	Form 8-K	April 13, 2006
4.10	Stock Option and Proxy	Form SC 13D	December 7, 2010
4.11	2011 Stock Awards Plan	Form S-8	July 6, 2011
10.1	$50,000 Promissory Note in favor of Gerald W. Montiel dated January 15, 2002	Form SB-2	February 11, 2002
10.2	$45,000 Promissory Note in favor of Gerald W. Montiel dated January 31, 2002	Form SB-2	February 11, 2002
10.3	Form of Reimbursement Agreement between Gerald W. Montiel and the Company dated February 1, 2002	Form SB-2	February 11, 2002
10.4	License Agreement between Gerald W. Montiel and the Company dated February 1, 2001	Form SB-2	February 11, 2002
10.5	Strategic Alliance Agreement with West Marine Products, Inc. dated October 19, 2001 (Confidential Treatment Requested)	Form SB-2/A	May 13, 2002
10.6	Facility Lease Agreement with WHMF dated February 1, 2002 for the facility located at 1414 South Tremont Street, Oceanside, California	Form SB-2	February 11, 2002
10.7	2002 Equity Incentive Plan	Form SB-2	February 11, 2002
10.8	Form of Lock-Up Agreement among the officers, directors and stockholders and the representative	Form SB-2	February 11, 2002
10.9	Form of Employment Agreement with Gerald W. Montiel dated February 1, 2002	Form SB-2	February 11, 2002
10.10	Equipment Lease Agreement with Emtex Leasing Corporation dated April 4, 2001	Form SB-2	February 11, 2002
10.11	Form of Stockholder Rights Agreement	Form SB-2/A	April 1, 2002
10.12	Lease Agreement	Form 10KSB	December 20, 2002
10.16	Separation Agreement and Complete Release	Form 8-K	October 21, 2003
10.17	Dick Walker Marine Inc. Code of Ethics	Form 10KSB	December 17, 2003
10.18	Financial and Code of Ethics Complaint Procedure Policy	Form 10KSB	December 17, 2003
10.19	Amendment to Strategic Alliance Agreement	Form 10KSB	December 17, 2003
10.20	Form of Parent Support Agreement	Form 8-K	February 8, 2005
10.21	Form of Lock-Up Agreement	Form 8-K	February 8, 2005

10.22	Consulting Agreement with Gerald Montiel	Form 8-K	February 8, 2005
10.23	Form of Incentive Stock Option Grant Under DWM 2002 Equity Incentive Plan	Form S-4	May 10, 2005
10.24	Form of Non-Qualified Stock Option Grant Under DWM 2002 Equity Incentive Plan	Form S-4	May 10, 2005
10.25	Mutual Lease Agreement	Form 8-K	October 14, 2005
10.26	Form of Employment Agreement with Gerald W. Montiel	Form 8-K	April 13, 2006
10.27	Form of Employment Agreement with Javier Vidrio	Form 8-K	April 13, 2006
10.28	Form of Consulting Agreement with Montiel Marketing Group	Form 8-K	April 13, 2006
10.29	Agreement and Plan of Reorganization	Form 8-K	January 25, 2011
10.30	Assignment and Assumption and Management Agreement	Form 8-K	January 25, 2011
10.31	Securities Purchase Agreement	Form 8-K	January 7, 2013
10.32	Amendment 1 to Securities Purchase Agreement	Form 8-K	January 25, 2013
10.33	Agreement of Sale	Form 8-K	January 31, 2013
10.34	Member Interests Purchase Agreement by and between the Company and Courtney Smith	Form 8-K	March 19, 3013
10.35	Management and Investor Rights Agreement	Form 8-K	May 10, 2013
10.36	Subordinated Promissory Note and Conversion Agreement between the Company and Jia Hui New Climate Investment Ltd.,	Form 8-K	December 4, 2013
10.37	Warrant to purchase common stock issued to Jia Hui New Climate Investment Ltd.	Form 8-K	December 4, 2013
10.38	Settlement agreement between the Company, GAIM and FireRock	Form 8-K	December 12, 2013
10.39	Securities purchase agreement between the Company, GAIM and FireRock	Form 8-K	December 12, 2013
16.1	Letter from Ernst and Young LLP	Form 8-K	September 15, 2005
16.2	Letter from Mendoza Berger and Company, LLP	Form 8-K/A	June 30, 2006
16.3	Letter from Patricia and Zhao, LLC	Form 8-K/A	March 20, 2008
16.4	Auditor's Letter: P.C. Liu	Form 8-K/A	September 15, 2011
16.5	Change of Accountant Letter	Form 8-K	February 9, 2012
24.1	Limited Power of Attorney	Form 4	July 30, 2003
99.1	Certification for CEO	Form 10KSB	December 20, 2002
99.2	Certification for CFO	Form 10KSB	December 20, 2002
99.3	Press Release for Dickie Walker Marine, Inc.	Form 8-K	December 18, 2003

99.4	Press Release Dated February 11, 2004	Form 8-K	February 12, 2004
99.5	Press Release	Form 8-K	April 4, 2004
99.6	Press Release	Form 8-K	September 3, 2004
99.7	Press Release	Form 8-K	December 30, 2004
99.8	Press Release	Form 8-K	February 8, 2005
99.9	Press Release	Form 8-K	May 13, 2005
99.10	Press Release	Form 8-K	June 1, 2005
99.11	Press Release	Form 8-K	July 7, 2005
99.12	Press Release	Form 8-K	July 20, 2005
99.13	Press Release	Form 8-K	August 3, 2005
99.14	Press Release	Form 8-K	August 17, 2005
99.15	Press Release	Form 8-K	October 14, 2005

99.16	Press Release	Form 8-K	November 7, 2005
99.17	Press Release	Form 8-K	April 13, 2006
99.18	Agreement and Plan of Merger	DEF 14C	April 29, 2011
99.19	Section 262 of DGCL	DEF 14C	April 29, 2011
99.20	Share Purchase Agreement	Form 8-K	July 20, 2012
99.21	Financial Statements and Supplementary Information	Form 8-K	July 20, 2012
99.22	Financial Statements and Supplemental Schedule and Independent Auditor's Report and Supplemental Report on Internal Control and Independent Accountants' Report on Applying Agreed-Upon Procedures	Form 8-K	July 20, 2012
99.23	Statement of Financial Condition	Form 8-K	July 20, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Arena Holding, Inc.

/s/ John S. Matthews

By: John S. Matthews

Chief Executive Officer

Director

Date:  April 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/John Matthews	CEO, Controller	April 15, 2014
Director,
/s/Josh Winkler	CFO	April 15, 2014