Form 10-Q
period 2014-03-31
Global Arena Holding, Inc.
filed 2014-05-20
CIK 1138724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2014

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number  000-49819

Global Arena Holding, Inc.

 (Exact name of registrant as specified in its charter)

Delaware	33-0931599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

555 Madison Avenue, 12th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

May 20, 2014:  Common Stock  -  24,136,693

GLOBAL ARENA HOLDING, INC.

FORM 10-Q

For the quarterly period ended March 31, 2014

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2014	December 31, 2013
	(Unaudited)

Current assets
Cash	$ 576,288	$ 463,610
Due from clearing organization	726,607	362,189
Advances to registered representatives and employees	116,677	112,583
Prepaid expenses and other current assets	104,365	23,981
Account receivable	22,500	-
Advances - related parties	17,163	17,163

Total current assets	1,563,600	979,526

Fixed assets, net of accumulated depreciation
of $21,714 and $20,582, respectively	2,154	3,286

Other assets
Goodwill	33,900	33,900
Deposits with clearing organizations	50,003	50,003

Total other assets	83,903	83,903

TOTAL ASSETS	$ 1,649,657	$ 1,066,715

Continued on next page

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Continued from previous page

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)	March 31, 2014	December 31, 2013
	(Unaudited)

Current liabilities
Accounts payable and accrued expenses	$ 1,220,811	$ 595,825
Commission payable	1,209,076	554,180
Convertible promissory notes payable, in default	654,515	604,515
Convertible promissory notes payable,
net of debt discount of $226,985 and $315,262
at March 31, 2014 and December 31, 2013, respectively	673,015	884,738
Promissory notes payable	229,987	-
Derivative liability	756,200	1,603,514
Total current liabilities	4,743,604	4,242,772

Convertible promissory notes payable,
net of debt discount of $462,200 and $486,900
at March 31, 2014 and December 31, 2013, respectively	37,800	13,100
Total liabilities	4,781,404	4,255,872

Commitment and contingencies

Stockholders’ (deficiency)
Preferred stock, $0.001 par value; 2,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized;	24,851	24,851
24,850,979 shares issued at March 31, 2014 and December 31, 2013;
24,136,693 shares outstanding at March 31, 2014 and December 31, 2013
Additional paid-in capital	9,597,024	9,189,971
Accumulated (deficit)	(12,258,014)	(11,918,307)
	(2,636,139)	(2,703,485)
Less: treasury stock, 714,286 shares at cost	(250,000)	(250,000)

Stockholders’ (deficiency) attributable to common stockholders	(2,886,139)	(2,953,485)
Noncontrolling interests	(245,608)	(235,672)

Total stockholders’ (deficiency)	(3,131,747)	(3,189,157)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)	$ 1,649,657	$ 1,066,715

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(UNAUDITED)

	2014	2013

Revenues
Commissions and other	$ 7,588,950	$ 2,117,379

Total revenues	7,588,950	2,117,379

Operating expenses
Commissions	6,270,050	1,416,703
Salaries and benefits	349,807	285,616
Occupancy	43,495	60,228
Business development	129,518	74,439
Professional fees	209,725	370,352
Stock-based compensation	407,053	160,892
Clearing and operations	474,296	276,767
Regulatory fees	17,372	31,973
Settlement of litigation	650,000	-
Office and other	71,978	55,807

Total operating expenses	8,623,294	2,732,777

(Loss) from operations	(1,034,344)	(615,398)

Other income (expenses)
Interest expense	(162,613)	(191,470)
Loss on sale of GATA	-	(2,353)
Change in fair value of derivative liability	847,314	(185,400)

Total other income (expenses)	684,701	(379,223)

Net (loss) before noncontrolling interests	(349,643)	(994,621)
Net (loss) attributable to noncontrolling interests	(9,936)	(52,676)

Net (loss) attributable to common stockholders	$ (339,707)	$ (941,945)

(Loss) per common share, basic and diluted	$ (0.01)	$ (0.04)

Weighted average shares outstanding, basic and diluted	24,136,693	22,009,611

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(UNAUDITED)

	2014	2013
Cash flows from operating activities
Net (loss)	$ (349,643)	$ (994,621)
Adjustment to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	1,132	1,132
Accretion of debt discount	112,977	144,328
Stock-based compensation to employees and consultants	407,053	160,892
Change in fair value of derivative liability	(847,314)	185,400
Loss on sale of GATA	-	2,353
Change in operating assets and liabilities:
Due from clearing organization	(364,418)	31,805
Accounts receivable	(22,500)	-
Advances to registered representatives and employees	(4,094)	(38,428)
Prepaid expenses and other current assets	(80,384)	(44,857)
Commissions payable	654,896	(13,043)
Accounts payable and accrued expenses	624,986	118,027
Net cash provided by (used in) operating activities	132,691	(447,012)

Cash flows from investing activities
Proceeds from sale of 25% interest in GAIM	-	35,714
Proceeds from sale of GATA	-	495
Net cash provided by investing activities	-	36,209

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	-	239,286
Proceeds from convertible promissory notes	-	40,000
Proceeds from promissory notes	229,987	-
Repayment of convertible promissory notes	(250,000)	(134,000)
Advances from related parties	-	16,036
Net cash (used in) provided by financing activities	(20,013)	161,322

Net change in cash	112,678	(249,481)
Cash, beginning of period	463,610	376,942

Cash, end of period	$ 576,288	$ 127,461

(Continued on next page)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(UNAUDITED)

	2014	2013

Supplemental disclosure of cash flow information

Cash paid for income taxes	$ 5,855	$ 8,789

Cash paid for interest	$ 50,200	$ 142,348

Supplemental disclosure of non-cash investing and financing activities

Reclassification of derivative liabilities to equity	$ -	$ 119,600

Issuance of options for the purchase of MGA	$ -	$ 33,900

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

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

Acquisition of MGA International Brokerage LLC

On January 29, 2013, the Company entered into an agreement of sale with Marc Goldin and MGA to purchase 66.67% of the aggregate outstanding member interests of MGA, in exchange for an option to purchase 300,000 shares of the Company’s common shares.  Each option is exercisable into one common share of the Company at an exercise price of $0.25 per common share.  The exercise period is one year from the agreement date. The option has been extended for another year.

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

Sale of Global Arena Trading Advisors, LLC

On March 7, 2013, the Company and Courtney Smith entered into a purchase agreement for the sale of the Company’s 100% interests in GATA to Courtney Smith for $500.  The related loss of $2,353 was included in the accompanying statement of operations for the three months ended March 31, 2013.  In accordance with SEC Regulation S-X Rule 3-05, GATA was not a significant subsidiary as of the disposal date.  Therefore, no pro forma financial information related to the disposal is required to be presented in accordance with SEC Regulation S-X Rule 11-01. GATA has minimum activities and did not require disclosure as a discontinued operation.

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

Basis of Accounting and Presentation

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

The unaudited interim consolidated financial statements of the Company as of March 31, 2014 and for the three months ended March 31, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the year ended December 31, 2013, previously filed with the SEC.  In the opinion of management, the interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2014.

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

Goodwill

In accordance with FASB ASC 805 “Business Combinations” (“ASC 805”), the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree were recognized at the acquisition date and measured at their fair values as of that date.  Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations and is not amortized in accordance with FASB ASC 350, “Intangibles – Goodwill and Other” (“ASC 350”). ASC 350 addresses the amortization of intangible assets with defined lives and the impairment testing and recognition for goodwill and indefinite-lived intangible assets. The Company is required to evaluate the carrying value of its goodwill for potential impairment on an annual basis or more frequently if indicators arise. While the Company may use a variety of methods to estimate fair value for impairment testing, its primary methods are discounted cash flows and a market based analysis. When appropriate, the carrying value of these assets is reduced to fair value.  No impairment to the carrying value of goodwill has been identified by the Company.

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Deposits with Clearing Organizations

As of March 31, 2014 and December 31, 2013, deposits with clearing organizations consisted primarily of cash deposits in accordance with the clearing arrangement.

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

If the carrying amount exceeds the asset’s estimated future cash flows (discounted and with interest charges), the loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets.  Based on its assessments, the Company did not incur any impairment charges for the three months ended March 31, 2014 and 2013.

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

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs, which are included in business development expenses, were deemed to be de minimus for the three months ended March 31, 2014 and 2013.

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes,” which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  As of March 31, 2014 and December 31, 2013, the Company had deferred tax assets of approximately $4,550,000 and $4,382,000, respectively, for net operating loss carryforwards, which were fully reserved by a valuation allowance due to the significant uncertainty with respect to their future realization.

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

Reclassification

Certain amounts in the prior periods’ financial statements have been reclassified for comparative purposes to conform to the presentation in the current period’s financial statements.  These reclassifications had no effect on previously reported earnings.

3.  RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2014, the FASB issued Accounting Standards Update 2014-06, “Technical Corrections and Improvements Related to Glossary Terms”.  This ASU provides technical corrections and improvements to Accounting Standards Codification glossary terms.  The adoption of this pronouncement, effective March 14, 2014, did not have a material effect on the Company’s results of operations or financial position.

In July 2013, the FASB issued Accounting Standards Update 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward.  This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  This standard did not have a material impact on the Company’s results of operations or financial position.

In February 2013, FASB issued Accounting Standards Update 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (a consensus of the FASB Emerging Issues Task Force). This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This stipulates that (1) it will include the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and (2) any additional amount the entity expects to pay on behalf of the other entities. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The amendments in this update are effective for fiscal periods (and interim reporting periods within those years) beginning after December 15, 2013. This standard did not have a material impact on the Company’s results of operations or financial position.

4.  NET INCOME (LOSS) PER SHARE

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted income per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants, convertible preferred stock and convertible notes. The Company’s common stock equivalents were excluded in the computation of diluted net (loss) per share since their inclusion would be anti-dilutive. These common stock equivalents may dilute future earnings per share.  Total shares issuable upon the exercise of outstanding stock options, warrants and conversion of convertible promissory notes for the three months ended March 31, 2014 and 2013 were as follows:

	2014	2013
Warrants	13,275,916	11,406,533
Convertible debt	7,815,133	4,919,864
Stock options	2,140,625	2,375,000

Common stock equivalents	23,231,674	18,701,397

5.  DERIVATIVE FINANCIAL INSTRUMENTS

In October 2010, in connection with a subscription agreement, the Company issued 2,231,250 warrants to an investor at an exercise price of $0.31 per share for 1,115,625 warrants and $0.35 for the remaining 1,115,625 warrants. The warrants had a term of three years. Per the terms of the subscription agreement, in the event the Company, at any time while all or any portion of these warrants are outstanding, sells any shares of common stock per share, or issue common stock equivalents at a conversion price, less than the warrants’ exercise price, the warrant price will be adjusted accordingly. In accordance with the provisions of ASC 815-40, these warrants are subject to derivative accounting treatment under ASC 815-10 and are recorded as a liability which is revalued at fair value each reporting date. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date.  The Company reassesses the classification at each balance sheet date.  If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. The Company used the Black-Scholes valuation method to value the derivative instruments at inception and on subsequent valuation dates. The derivatives were extinguished on January 1, 2013 upon a mutual agreement reached between the Company and the warrants’ holder. Prior to extinguishment, the fair value of the derivatives measured using the Black-Scholes valuation method was $119,600, resulting in a gain of $3,800 recorded in the statements of consolidated operations for the three months ended March 31, 2013.

On November 15, 2013, the expiration date of the remaining outstanding warrants to purchase 1,179,130 shares of common stock of the Company was extended until December 31, 2013, and subsequently for another year and the warrant exercise price was reduced to $0.25.

On December 31, 2012, in connection with an extension of the maturity date of certain convertible notes which were due on May 31, 2012, the Company issued the holder a warrant to purchase shares of common stock of the Company not exceeding 9.99% of the issued and outstanding shares and potential issuable shares related to outstanding options, warrants and convertible debt of the Company.  The Company determined that the anti-dilution provision feature of the warrant to be an embedded derivative instrument.  This derivative is adjusted to fair value at each balance sheet with the changes in fair value recognized in operations.  The Company uses the Black-Scholes valuation method to value the derivative instruments at inception and on subsequent valuation dates. Weighted average assumptions used to estimate fair values are as follows:

	March 31, 2014	December 31, 2013	Issuance, December 31, 2012
Expected volatility	358%	316%	140%
Risk free interest rate	0.44%	0.13%	0.25%
Expected life (years)	0.75	1	2

For the three months ended March 31, 2014 and 2013, the Company recognized a change in the derivative liabilities of $811,600 and $(189,200), respectively, in other income (expense) related to this warrant derivative instrument.

On November 25, 2013, the Company repurchased 714,286 shares of its common stock and 25% of membership interests in GAIM, which was previously sold to FireRock in 2012, by issuing a convertible note in the amount of $250,000, which was originally due on December 31, 2013 and extended to and paid on January 6, 2014. The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest into shares of common stock at a lesser of $0.35 per share or 10% discount to the market value the day prior to the date of conversion. The Company determined that the embedded conversion option to be a derivative instrument.  This derivative was adjusted to fair value at each balance sheet with the changes in fair value recognized in operations prior to its extinguishment in January 2014. For the three months ended March 31, 2014, the Company recognized a change in this derivative liability of $35,714 in other income (expense) related to this derivative instrument.

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

Level 3 Inputs –Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.

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

Cash, due from clearing organizations, accounts receivables, advances to registered representatives and employees, accounts payable and accrued expenses, commission payable – The carrying amounts reported in the consolidated balance sheets for these items are a reasonable estimate of fair value.

Promissory notes payable and convertible promissory notes payable – Promissory notes payable and convertible promissory notes payable are recorded at amortized cost.  The carrying amount approximated fair value.

Derivative financial instruments – The fair value of liabilities for warrants with dilutive price reset or anti-dilution provisions and for certain embedded conversion options is determined utilizing the Black-Scholes valuation method.

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of March 31, 2014 and December 31, 2013.

March 31, 2014	Level 1	Level 2	Level 3	Total
Derivative financial instruments	$ -	$ -	$ 756,200	$ 756,200

December 31, 2013	Level 1	Level 2	Level 3	Total
Derivative financial instruments	$ -	$ -	$ 1,603,514	$ 1,603,514

The following table presents the Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs for the derivative warrants:

Balance, December 31, 2013	$ 1,603,514

Cancellation of derivative liability included in other (income) expenses	(35,714)
Change in fair value included in other (income) expenses	(811,600)

Balance, March 31, 2014	$ 756,200

7. STOCK OPTIONS

Stock Options Plan

On June 27, 2011, the Board of Directors adopted a Stock Awards Plan (“Plan”).  The purpose of the Plan is to attract, retain and motivate employees, directors and persons affiliated with the Company and to provide such participants with additional incentive and reward opportunities.  The awards may be in the form of incentive stock options, options that do not constitute incentive stock options, stock appreciation rights, restricted stock awards, phantom stock awards, or any combination of the foregoing. The total number of shares of stock reserved and available for distribution under the Plan increased to 3,000,000 from 1,750,000, pursuant to a December 2012 proxy vote by holders of a majority of the shares of GAHI.  On July 17, 2012, the Board of Directors approved the issuance of non-qualified stock options for the purchase of an aggregate of 1,725,000 shares of common stock under the Plan to certain employees, officers and directors. The options are exercisable at $0.45 per common share and expire three years after their issuance.  The options are to vest over a two-to-three-year period with a fair value of approximately $500,000 at the grant date to be recognized over the vesting period.

Weighted average assumptions used to estimate the fair value of stock options on the date of grant are as follows:

July 17, 2012
Expected dividend yield	$ -
Expected stock price volatility	130%
Risk free interest rate	0.32%
Expected life (years)	3 years

The stock-based compensation related to the Plan, included in stock compensation expense in the consolidated statements of operations, was $66,898 and $60,554 for the three months ended March 31, 2014 and 2013, respectively.

On December 27, 2012, GAHI granted to an employee, an option to purchase 350,000 shares of common stock. The option is exercisable at $0.45 per common share and expires on July 17, 2015.  The option is to vest 50% in July 2013 and 100% in July 2014 with a fair value of approximately $58,000 at the grant date to be recognized over the vesting period. The options granted to this employee became fully vested in March 2014 upon his departure from the Company in accordance with an arrangement with the Company. Weighted average assumptions used to estimate the fair value of stock options on the date of grant are as follows:

December 27, 2012
Expected dividend yield	$ -
Expected stock price volatility	140%
Risk free interest rate	0.25%
Expected life (years)	2.5 years

The stock-based compensation related to this option, included in stock compensation expense in the consolidated statements of operations, was $20,492 and $9,138 for the three months ended March 31, 2014 and 2013, respectively.

Other Options

As disclosed in Note 1, on January 29, 2013, in connection with the acquisition of MGA, the Company issued an option to purchase 300,000 shares of common stock exercisable at $0.25 per common share, which expired on January 28, 2014. The Company intends to extend the option for another year, subject to the Board approval. The options vested on the grant date, with a fair value of approximately $34,000 at the grant date recognized as goodwill during the three months ended March 31, 2013.

Weighted average assumptions used to estimate the fair value of stock options on the date of grant are as follows:

January 29, 2013
Expected dividend yield	$ -
Expected stock price volatility	120%
Risk free interest rate	0.15%
Expected life (years)	1 year

The Company will issue new shares of common stock upon the exercise of outstanding stock options.  The following is a summary of stock option activity:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2013	2,375,000	$ 0.44	1.43 years	$ -
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled and expired	-	-	-	-
Forfeited	-	-	-	-

Outstanding at March 31, 2014	2,375,000	$ 0.44	1.26 years	$ -

Vested and expected to vest at March 31, 2014	2,375,000	$ 0.44	1.26 years	$ -

Exercisable at March 31, 2014	1,553,500	$ 0.43	1.24 years	$ -

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the three months ended March 31, 2014.

As of March 31, 2014, approximately $80,000 of total unrecognized compensation costs will be recognized $74,000 in the remaining 2014 and $6,000 in 2015.

8.  CONVERTIBLE PROMISSORY NOTES

	March 31,	December 31,
	2014	2013

Convertible promissory notes with interest at 12% per annum, convertible into common shares at fixed price of $0.25 per share. Maturity ranges from December 31, 2014 to November 11, 2018, net of unamortized discount of $608,489 and $686,289, respectively. (A)

	$ 391,511	$ 313,711

Convertible promissory notes with interest at 12% per annum, convertible into common shares at fixed price of $0.35 per share. Matured on May 30, 2012 and currently in default. (B)	354,515	354,515

Convertible promissory notes with interest at 12% per annum, convertible into common shares at fixed price of $0.35 per share. Maturity ranges from October 13, 2014 to October 22, 2014, net of unamortized discount of $80,696 and $115,873, respectively.	369,304	334,127

Convertible promissory notes with interest at 8% per annum, convertible into common shares at fixed price of $0.30 per share. Matured on October 13, 2013 and currently in default. (C)	250,000	250,000

Convertible promissory notes with interest at 9% per annum, convertible into common shares at the lesser of $0.35 per share or a 10% discount to the market value the day prior to the date of conversion. Matured and repaid on January 6, 2013.	-	250,000
	1,365,330	1,502,353
Less current portion:	(1,327,530)	(1,489,253)
Long-term portion:	$ 37,800	$ 13,100

(A)

Includes one note in the amount of $50,000 which matured on April 15, 2014 and is currently in default.  The Company is negotiating with the debt holder for a note extension. The Company continues to accrue the interest at12%.

(B)

Currently, the Company is still negotiating a note extension with the holder for a consideration of $10,000 to extend the maturity date to September 30, 2014. The Company continues to accrue the interest at12%.

(C)

Currently, the Company is still negotiating a note extension with the holder to extend the maturity date to June 30, 2014 for a consideration of (1) the issuance of a warrant to purchase 3,000,000 shares of common stock with an exercise price at $0.25 per share and a life of five years; and (2) an extension of all existing warrants for another five years. The Company continues to accrue the interest at 8%.

The Company recorded $112,977 and $144,328 of interest expense pursuant to the amortization of the note discounts for the three months ended March 31, 2014 and 2013, respectively.

The intrinsic value for the outstanding convertible promissory notes as of March 31, 2014 and December 31, 2013 was approximately $0.

9. PROMISSORY NOTES

On March 28, 2014, the Company issued a promissory note in the principal amount of $200,000 at a stated interest rate of 10% per annum. The note matures on December 31, 2014. The Company has the right to convert all or a portion of the convertible note plus any unpaid interest into shares representing a 20% nonvoting membership interest in GAIM.

On March 31, 2014, the Company issued a promissory note in the principal amount of $30,000 at a stated interest rate of 10% per annum. The note matures on January 13, 2015.  The Company has the right to convert all or a portion of the convertible note plus any unpaid interest into shares representing a 3% nonvoting membership interest in GAIM.

10.  WARRANTS

On January 2, 2013, GAHI granted to a consultant of GAIM, warrants to purchase 1,000,000 shares of common stock. The warrants are exercisable at $0.25 per common share and expire on January 1, 2021.  400,000 warrants vested immediately upon signing the independent contractor agreement, with a fair value of approximately $91,000 at the grant date recognized in the three months ended March 31, 2013. 50,000 warrants vest for every $25,000,000 assets under management (“AUM”) (up to 600,000 warrants for $300,000,000 AUM) brought into the Company.  Each of the 50,000 warrants is measured at its then-current lowest aggregate fair value at each of interim reporting dates.

Changes in the lowest aggregate fair values result in a change in the measure of compensation cost. Weighted average assumptions used to estimate the fair value of warrants on the date of grant are as follows:

January 2, 2013
Expected dividend yield	$ -
Expected stock price volatility	120%
Risk free interest rate	1.25%
Expected life (years)	8 years

On April 30, 2013, the Company, Daniel D. Rubino, Robert M. Pickus, and George C. Dolatly (collectively, the “GCA Principals”) and GCA Ventures, LLC (“GCA”) entered into a management and investor rights agreement.  Pursuant to the agreement, the Company will receive financial and management consulting services from GCA and the GCA Principals in return for warrants to purchase a total of 2,500,000 common shares, at an exercise price of $0.25 per share, which will be issued in three separate tranches. The first tranche of one million warrants have been issued concurrently with the signing.  The second and third tranche of 750,000 warrants each will be issued six months and one year after the date of the agreement, respectively.  Each tranche of warrants is to expire seven years after issuance. The fair value of approximately $891,500 at the grant date is being recognized over the vesting period. Weighted average assumptions used to estimate the fair value of warrants on the date of grant are as follows:

April 30, 2013
Expected dividend yield	$ -
Expected stock price volatility	190%
Risk free interest rate	1.11%
Expected life (years)	7 years

The stock-based compensation related to the warrants, included in stock compensation expense in the consolidated statements of operations, was $66,863 and $0 for the three months ended March 31, 2014 and 2013, respectively.

On March 13, 2014, the Company issued a three-year warrant to purchase 500,000 shares of common stock at $0.25 per share to a consultant pursuant to a consulting agreement. The warrant was fully vested when issued.  The fair value of approximately $252,800 at the grant date was recognized in the three months ended March 31, 2014. Weighted average assumptions used to estimate the fair value of warrants on the date of grant are as follows:

March 13, 2014
Expected dividend yield	$ -
Expected stock price volatility	288%
Risk free interest rate	0.74%
Expected life (years)	3 years

The following tables summarize the warrants activities:

Shares		Weighted Average Exercise Price	Weighted- Average Exercisable	Aggregate Intrinsic Value

Outstanding at December 31, 2013	21,271,487	$ 0.43	21,271,487	$ -

Granted	367,387	0.25	367,387	25,562
Exercised	-	-	-	-
Cancelled and surrendered	-	-	-	-

Outstanding at March 31, 2014	21,638,874	$ 0.42	21,638,874	$ -

Exercise Price	Average Number Outstanding	Average Contractual Life	Average Exercise price	Warrants Exercisable
0.001 $0.25 to $0.75	3,793,865 16,211,509	0.75 3.53	$ 0.001 0.37	3,793,865 16,211,509
$0.67	1,633,500	0.13	$ 0.67	1,633,500

	21,638,874	-	-	21,638,874

11.  NON-CONTROLLING INTEREST

As of March 31, 2014, the Company had two operating subsidiaries which were not wholly owned.  The Company had a 67% equity interest in Lillybell and a 67% equity interest in MGA. As of March 31, 2014 and December 31, 2013, the third party non-controlling interests were $(245,608) and $(235,672), respectively.

12.  RELATED PARTIES

Prior to July 13, 2012, the Company had a month-to-month agreement with Broad Sword Holdings, LLC, one of the Company’s stockholders, whereby Broad Sword Holdings, LLC provided office space to the Company, which was terminated in April, 2013.  In July 2013, the Company moved to a new location under another month to month agreement. Currently, the Company is being charged at $14,500 per month. During the three months ended March 31, 2014 and 2013, the Company was charged approximately $43,500 and $54,000, respectively, for office space.

Advances – related parties also represents advances to Broad Sword Holdings, LLC. Those advances are non-interest bearing and payable on demand.  At March 31, 2014 and December 31, 2013, the receivable was approximately $16,000 and $16,000, respectively.

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

On March 1, 2013, as a result of the audit commenced in August 2012 as described in the preceding paragraph, NFA filed a complaint with its Business Conduct Committee against GACOM, and its former president, an NFA associate and a principal and a registered associated person of GACOM.  On October 10, 2013, GACOM settled the complaint for a fine of $50,000, which has not been paid.

Named directors, officers, employees and/or registered representatives of GACC have been called before FINRA for on-the-record interviews in connection with certain FINRA inquiries.  At this time, the management is unable to determine what will be the ultimate outcome of such inquiries, including whether any formal investigation, proceeding or action will be instituted against GACC or certain of its named directors, officers, employees and/or registered representatives relating to allegations of FINRA rule violations, and if so, whether any such investigation, proceeding or action will materially impact the Company’s operations or the consolidated financial statements.

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

On June 5, 2013, a former customer of GACC filed a statement of claim with FINRA Dispute Resolution against GACC.   The statement of claim alleges churning, unsuitability, breach of fiduciary duty, federal securities law violations, common law fraud, breach of contract, and negligent supervision and requests specified damages of $150,000 and also unspecified punitive damages, attorneys’ fees, interest, and costs.  The parties are in the process of completing their discovery obligations. The Company has responded to this statement of claim by filing an answer that disputes the subject allegations and presently intends to contest this matter at the arbitration, which is scheduled to be heard by a panel of FINRA arbitrators on June 9, 2014 to June 13, 2014.  Management is unable to determine the ultimate outcome, if any, and its effects on the Company’s consolidated financial statements at this time.

GACC and one of its representatives (“Respondents”) are involved in a FINRA arbitration commenced by a Claimant in December 2013, alleging garden-variety sales practice claims, principally sounding in unsuitable trading.  The Claimant alleges losses of approximately $80,000.   Respondents have prepared a responsive pleading that they have submitted as pro se respondents denying the salient allegations of the claim.   The Respondents in that case intend to defend the case vigorously and believe it is without merit.  The case is in the earliest stages of discovery.  Evidentiary hearings have been scheduled for in late September or early October 2014.  Management is unable to determine the ultimate outcome, if any, and its effects on the Company’s consolidated financial statements at this time.

On January 3, 2014, a former customer of GACC filed a statement of claim with FINRA Dispute Resolution against GACC.   The statement of claim alleges breach of fiduciary duty, breach of covenant of good faith and fair dealing, elder abuse, unfair business practices, federal and state securities law violations, fraud, and negligent misrepresentation, and requests specified damages of $452,000 and also unspecified punitive damages, attorneys’ fees, interest, and costs. GACC does not believe the claim has merit and intends to contest and defend against it vigorously. Management is unable to determine the ultimate outcome, if any, to the Company’s consolidated financial statements at this time.

On May 5, 2014, GAHI and GACC entered into a settlement agreement in the amount of $650,000 for a previous arbitration with a former OSJ (“Claimant”), in which the Claimant alleged that GACC and various of its registered representatives (“Respondents”) engaged in a concerted course of action to wrest from him his book of business by wrongfully terminating an Office of Supervisory Jurisdiction Agreement (“OSJ Agreement”). The settlement agreement provides that GAHI will pay $650,000. The related liability was included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of March 31, 2014.  Although, as of the filing date, the payment has been made in full, GAHI intends to seek through GACC, an arbitration at FINRA wherein GACC will invoke certain indemnification clauses in its OSJ Agreement with certain Representatives to seek indemnification and financial repayment for the matter.

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

14.  REVENUE CONCENTRATIONS

The Company considers significant revenue concentrations to be clients or brokers who account for 10% or more of the total revenues generated by the Company during the period.   The Company had one broker who accounted for 10% of total revenues and no revenues from a single customer that accounted for 10% or more of total revenues, during the three months ended March 31, 2014.  During the three months ended March 31, 2013, the Company had two brokers who accounted for 22% of total revenues and no revenues from a single customer that accounted for 10% or more of total revenues.

15.  SUBSEQUENT EVENTS

As disclosed in Note 13, the Company entered into a settlement agreement for a previous arbitration and the settlement agreement amount of $650,000 has been paid in full as of the filing date.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto, included in Item 1 in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and as contained in that report, the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This discussion contains forward-looking information.  Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Forward-looking Statements

Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as in certain other parts of this quarterly report on Form 10-Q (as well as information included in oral statements or other written statements made or to be made by Global Arena Holdings, Inc. (“GAHI”, with our subsidiaries “the Company”, “We”) that look forward in time, are forward-looking statements made pursuant to the safe harbor provisions of the U.S. Private Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. Although GAHI believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by those statements. These risks, uncertainties and other factors include, but are not limited to GAHI’s ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors set forth in GAHI’s filings with the Securities and Exchange Commission, including without limitation to Quarterly Report on Form 10-Q.

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

Basis of Accounting and Presentation

The accompanying consolidated financial statements include the accounts of GAHI and its wholly-owned and majority owned subsidiaries, GACC, GAIM, GACOM, Lillybell, MGA (from January 29, 2013, the date of acquisition), and GATA (through March 7, 2013, the date of sale). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB and the SEC did not have, or are not believed by management will have, a material impact on the Company’s present or future consolidated financial statements.

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

The rapid advances in computing and telecommunications technology over the past several decades have brought with them increasingly sophisticated methods of delivering financial services through electronic channels. Along with these advances, though, have come risks regarding the integrity and privacy of data, and these risks apply to financial institutions, probably more than any other industry, falling into the general classification of cybersecurity. The Company deals with a clearing broker that ensures both the integrity of its data and the protection of the privacy of its customers’ personal financial and identity information. While it is not possible for anyone to give an absolute guarantee that data will not be compromised, the Company believes that its third-party service providers provide a reasonable assurance that the financial and personal data that it holds are secure.

There are no other known trends, events or uncertainties that have, or are reasonably likely to have, a material impact on our short term or long term liquidity. Sources of liquidity will come from the sale of our services, as well as the private sale of our stock and the issuance of debt. There are no material commitments for capital expenditures at this time. There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from our continuing operations except for the fair value change on the derivative financial instrument and settlement on arbitration. There are no other known causes for any material changes from period to period in one or more line items of our financial statements.

Liquidity and Capital Resources

As of March 31, 2014, the Company has an accumulated deficit of $12,258,014 since inception and a working capital deficiency of $3,180,004.  Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

During the three months ended March 31, 2014, the Company had a net loss of $349,643 and net cash provided by its operating activities of $132,691.  Comparatively, during the three months ended March 31, 2013, the Company had a net loss of $994, 621 and net cash used in its operating activities amounted to $447,012.

During the three months ended March 31, 2014, the Company had no investing activities since our available cash was used to repay certain promissory notes. Comparatively, during the three months ended March 31, 2013, Global Arena Holding received proceeds of $35,714 from the sale of a 25% interest in GAIM, and proceeds of $495 from the sale of GATA, resulting in net cash provided by investing activities of $36,209.

During the three months ended March 31, 2014, the Company with proceeds of $229,987 from the issuance of promissory notes and with available cash, was able to pay down convertible debt of $250,000.   Comparatively, during the three months ended March 31, 2013, the Company received proceeds of $239,286 from the issuance of common stock and warrants, received proceeds of $40,000 from convertible promissory notes, repaid $134,000 of convertible promissory notes and received advances of $16,036 from related parties, resulting in net cash provided by financing activities of $161,322 for the three months ended March 31, 2013.

Management believes that it will be able to obtain additional financing, from which the proceeds will be primarily used to execute its operating plan. Management plans to use its available cash to continue the development and execution of its business plan and expand the Company’s client base and services. However, management cannot give assurances that such financing will be available or on terms advantageous to the Company, or at all. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all of its operating activities.

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. Our auditors have included a “going concern” qualification in their auditors’ report dated April 15, 2014 included in our form 10k filed with the Securities and Exchange Commission .  Such a “going concern” qualification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot presently be determined.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve our operating results.

Results of Operations

Three Months Ended March 31, 2014 compared to the Three Months Ended March 31, 2013.

Revenues from commission and other for three months ended March 31, 2014 was $ $7,588,950 compared to $2,117,379 for the prior comparative three months ended March 31, 2013.  The increase in revenue of $5,471,571 is due to the increase in assets under management.

Operating expenses principally commissions, salaries and stock based compensation, totaled $7,026,910 for the three months ended March 31, 2014 compared to $1,863,211 in the prior comparative three months ended March 31, 2013, an increase of $5,1643,699 due to the increase in the volume of business.  Clearing cost totaled $474,296 for the three months ended March 31, 2014 compared to $276,767 in the prior comparative three months ended March 31, 2013, an increase of $197,529 due to the increase in the volume of transactions handled.

Professional fees for the three months ended March 31, 2014 amounted to $209,725 compared to $370,352 for the prior comparative three months ended March 31, 2013, a decrease of $160,627 since the current quarter did not involve the same amount of professional time negotiating with promissory note holders to amend existing debts and raising capital.

For the three months ended March, 31, 2014, we had occupancy expenses of $43,495, business development expenses of $129,518, regulatory fees of $17,372 and office and other expenses of $71,978, totaling $262,363. Comparatively, for the three months ended March 31, 2013, we had occupancy expenses of $60,228, business development expenses of $74,439, regulatory fees of $31,973, and office and other expenses of $55,807 totaling $222,447.

For the three months ended March 31, 2014, we had a nonrecurring expense of $650,000 due to an arbitration settlement. Although, as of the filing date, the payment has been made in full, GAHI intends to seek through GACC, an arbitration at FINRA wherein GACC will invoke certain indemnification clauses in its OSJ Agreement with certain Representatives to seek indemnification and financial repayment for the matter.

For the three months ended March 31, 2014, other income totaled $684,701 compared to other loss of $379,223 for the prior comparative three months ended March 31, 2013, an increase of $1,063,924, and principally due increase in the fair value of a derivative liability as a result of the decrease in our stock price.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2014.  We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of March 31, 2014 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2014.  Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 1, 2013, as a result of the audit commenced in August 2012 as described in the preceding paragraph, NFA filed a complaint with its Business Conduct Committee against GACOM, and its former president, an NFA associate and a principal and a registered associated person of GACOM.  On October 10, 2013, GACOM settled the complaint for a fine of $50,000, which has not been paid.

Named directors, officers, employees and/or registered representatives of GACC have been called before FINRA for on-the-record interviews in connection with certain FINRA inquiries.  At this time, the management is unable to determine what will be the ultimate outcome of such inquiries, including whether any formal investigation, proceeding or action will be instituted against GACC or certain of its named directors, officers, employees and/or registered representatives relating to allegations of FINRA rule violations, and if so, whether any such investigation, proceeding or action will materially impact the Company’s operations or the consolidated financial statements.

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

On June 5, 2013, a former customer of GACC filed a statement of claim with FINRA Dispute Resolution against GACC.   The statement of claim alleges churning, unsuitability, breach of fiduciary duty, federal securities law violations, common law fraud, breach of contract, and negligent supervision and requests specified damages of $150,000 and also unspecified punitive damages, attorneys’ fees, interest, and costs.  The parties are in the process of completing their discovery obligations. The Company has responded to this statement of claim by filing an answer that disputes the subject allegations and presently intends to contest this matter at the arbitration, which is scheduled to be heard by a panel of FINRA arbitrators on June 9, 2014 to June 13, 2014.  Management is unable to determine the ultimate outcome, if any, and its effects on the Company’s consolidated financial statements at this time.

GACC and one of its representatives (“Respondents”) are involved in a FINRA arbitration commenced by a Claimant in December 2013, alleging garden-variety sales practice claims, principally sounding in unsuitable trading.  The Claimant alleges losses of approximately $80,000.   Respondents have prepared a responsive pleading that they have submitted as pro se respondents denying the salient allegations of the claim.   The Respondents in that case intend to defend the case vigorously and believe it is without merit.  The case is in the earliest stages of discovery.  Evidentiary hearings have been scheduled for in late September or early October 2014.  Management is unable to determine the ultimate outcome, if any, and its effects on the Company’s consolidated financial statements at this time.

On January 3, 2014, a former customer of GACC filed a statement of claim with FINRA Dispute Resolution against GACC.   The statement of claim alleges breach of fiduciary duty, breach of covenant of good faith and fair dealing, elder abuse, unfair business practices, federal and state securities law violations, fraud, and negligent misrepresentation, and requests specified damages of $452,000 and also unspecified punitive damages, attorneys’ fees, interest, and costs. GACC does not believe the claim has merit and intends to contest and defend against it vigorously. Management is unable to determine the ultimate outcome, if any, to the Company’s consolidated financial statements at this time.

On May 5, 2014, GAHI and GACC entered into a settlement agreement in the amount of $650,000 for a previous arbitration with a former OSJ (“Claimant”), in which the Claimant alleged that GACC and various of its registered representatives (“Respondents”) engaged in a concerted course of action to wrest from him his book of business by wrongfully terminating an Office of Supervisory Jurisdiction Agreement (“OSJ Agreement”). The settlement agreement provides that GAHI will pay $650,000.  The related liability was included in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of March 31, 2014.   Although, as of the

filing date, the payment has been made in full, GAHI intends to seek through GACC, an arbitration at FINRA wherein GACC will invoke certain indemnification clauses in its OSJ Agreement with certain Representatives to seek indemnification and financial repayment for the matter.

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

Dated: May 20, 2014

Global Arena Holding, Inc.

/s/John Matthews

   John Matthews,

   Chief Executive Officer

/s/Joshua Winkler

   Joshua Winkler,

   Chief Financial Officer