Form 10-Q/A
period 2014-03-31
Global Arena Holding, Inc.
filed 2014-05-22
CIK 1138724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment to Form 10-Q for the period ended March 31, 2014, as originally filed with the SEC on May 20, 2014, is being filed solely to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T.

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

Dated: May 22, 2014

Global Arena Holding, Inc.

/s/John Matthews

   John Matthews,

   Chief Executive Officer

/s/Joshua Winkler

   Joshua Winkler,

   Chief Financial Officer