Form 10-Q
period 2014-06-30
Global Arena Holding, Inc.
filed 2014-08-19
CIK 1138724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2014

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to________

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

August 19, 2014:  Common Stock  -  24,136,693

GLOBAL ARENA HOLDING, INC.

FORM 10-Q

For the quarterly period ended June 30, 2014

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2014	December 31, 2013
	(Unaudited)

Current assets
Cash	$ 321,539	$ 463,610
Due from clearing organization	1,027,466	362,189
Advances to registered representatives and employees	106,120	112,583
Prepaid expenses and other current assets	73,737	23,981
Account receivable	27,450	-
Advances - related parties	17,163	17,163

Total current assets	1,573,475	979,526

Fixed assets, net of accumulated depreciation
of $22,846 and $20,582, respectively	1,022	3,286

Other assets
Goodwill	33,900	33,900
Deposits with clearing organizations	50,003	50,003

Total other assets	83,903	83,903

TOTAL ASSETS	$ 1,658,400	$ 1,066,715

Continued on next page

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Continued from previous page

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)	June 30, 2014	December 31, 2013
	(Unaudited)
Current liabilities
Accounts payable and accrued expenses	$ 932,574	$ 595,825
Commission payable	1,188,001	554,180
Convertible promissory notes payable, in default	654,515	604,515
Convertible promissory notes payable,
net of debt discount of $142,940 and $315,262
at June 30, 2014 and December 31, 2013, respectively	757,060	884,738
Promissory notes payable
net of debt discount of $186,600 at June 30, 2014	718,386	-
Derivative liability	431,400	1,603,514
Total current liabilities	4,681,936	4,242,772

Convertible promissory notes payable,
net of debt discount of $437,300 and $486,900
at June 30, 2014 and December 31, 2013, respectively	62,700	13,100
Total liabilities	4,744,636	4,255,872

Commitment and contingencies
Stockholders’ (deficiency)
Preferred stock, $0.001 par value; 2,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized;	24,851	24,851
24,850,979 shares issued at June 30, 2014 and December 31, 2013;
24,136,693 shares outstanding at June 30, 2014 and December 31, 2013
Additional paid-in capital	10,040,157	9,189,971
Accumulated (deficit)	(12,653,576)	(11,918,307)
	(2,588,568)	(2,703,485)
Less: treasury stock, 714,286 shares at cost	(250,000)	(250,000)
Stockholders’ (deficiency) attributable to common stockholders	(2,838,568)	(2,953,485)
Noncontrolling interests	(247,668)	(235,672)
Total stockholders’ (deficiency)	(3,086,236)	(3,189,157)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)	$ 1,658,400	$ 1,066,715

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Revenues
Commissions and other	$ 7,520,974	$ 2,516,187	$ 15,109,924	$ 4,633,566

Total revenues	7,520,974	2,516,187	15,109,924	4,633,566

Operating expenses
Commissions	6,556,096	1,790,821	12,826,146	3,207,524
Salaries and benefits	326,258	282,899	676,065	568,515
Occupancy	46,750	111,259	90,245	171,487
Business development	105,229	100,199	234,747	174,638
Professional fees	369,313	225,329	579,038	595,681
Stock-based compensation	77,404	560,025	484,457	720,917
Clearing and operations	305,416	241,691	779,712	518,458
Regulatory fees	22,752	43,189	40,124	75,162
Settlement of arbitration	-	-	650,000	-
Office and other	53,565	59,404	125,543	115,211

Total operating expenses	7,862,783	3,414,816	16,486,077	6,147,593

(Loss) from operations	(341,809)	(898,629)	(1,376,153)	(1,514,027)

Other income (expenses)
Interest expense	(380,613)	(226,363)	(543,226)	(417,833)
Loss on sale of GATA	-	-	-	(2,353)
Change in fair value of derivative liability	324,800	94,300	1,172,114	(91,100)

Total other income (expenses)	(55,813)	(132,063)	628,888	(511,286)

Net (loss) before noncontrolling interests	(397,622)	(1,030,692)	(747,265)	(2,025,313)
Net (loss) attributable to noncontrolling interests	(2,060)	(16,096)	(11,996)	(68,772)

Net (loss) attributable to common stockholders	$ (395,562)	$(1,014,596)	$ (735,269)	$ (1,956,541)

(Loss) per common share, basic and diluted	$ (0.02)	$ (0.04)	$ (0.03)	$ (0.09)

Weighted average shares outstanding, basic and diluted	24,136,693	23,542,155	24,136,693	22,779,781

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

	2014	2013

Cash flows from operating activities
Net (loss)	$ (747,265)	$ (2,025,313)
Adjustment to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	2,264	2,264
Accretion of debt discount	401,050	323,119
Stock-based compensation to employees and consultants	484,457	720,917
Change in fair value of derivative liability	(1,172,114)	91,100
Loss on sale of GATA	-	2,353
Change in operating assets and liabilities:
Due from clearing organization	(665,277)	48,807
Accounts receivable	(27,450)	-
Advances to registered representatives and employees	6,463	(58,137)
Prepaid expenses and other current assets	(49,756)	6,444
Commissions payable	633,821	(74,687)
Accounts payable and accrued expenses	336,749	252,932

Net cash (used in) operating activities	(797,058)	(710,201)

Cash flows from investing activities
Proceeds from sale of 25% interest in GAIM	-	35,714
Proceeds from sale of GATA	-	495

Net cash provided by investing activities	-	36,209

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	-	464,287
Proceeds from convertible promissory notes	-	40,000
Proceeds from promissory notes	904,987	-
Repayment of convertible promissory notes	(250,000)	(150,000)
Advances from related parties	-	16,878

Net cash provided by financing activities	654,987	371,165

Net change in cash	(142,071)	(302,827)
Cash, beginning of period	463,610	376,942

Cash, end of period	$ 321,539	$ 74,115

(Continued on next page)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

	2014	2013

Supplemental disclosure of cash flow information

Cash paid for income taxes	$ 5,855	$ 8,789

Cash paid for interest	$ 87,650	$ 167,352

Supplemental disclosure of non-cash investing and financing activities

Reclassification of derivative liabilities to equity	$ -	$ 119,600

Issuance of options for the purchase of MGA	$ -	$ 33,900

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

1.  ORGANIZATION

Description of the Business

Global Arena Holding, Inc. (formerly, “Global Arena Holding Subsidiary Corp.”) (“GAHI”), was formed in February 2009, in the state of Delaware.  GAHI is a financial services firm that services the financial community through its subsidiaries as follows:

Global Arena Capital Corp. (“GACC”) is a wholly owned subsidiary that is a full service financial services company. GACC is a broker-dealer registered with the Securities and Exchange Commission (“SEC”).  The Company is also a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Investor Protection Corp (“SIPC”). GACC is engaged in the securities business, which comprises several classes of securities transactions such as equities, corporate and municipal bonds, mutual funds, insurance and options, all of which the broker dealer executes as risk-less principal and agency transactions. Subsequent to June 30, 2014, GAHI entered into a Purchase Agreement and Waiver of Certain Rights (“Purchase Agreement”) with certain parties to sell all its ownership in GACC, subject to FINRA approval (see Note 15). Global Arena Investment Management LLC (“GAIM”), a wholly owned subsidiary, provides investment advisory services to its clients.  GAIM is registered with the SEC as an investment advisor and clears all of its business through Fidelity Advisors (“Fidelity”), its correspondent broker.  The Company sold 25% of its interest in GAIM to FireRock Capital, Inc. (“FireRock”) in 2012 and on November 25, 2013, repurchased this 25% interest.  Global Arena Commodities Corp. (“GACOM”), a wholly owned subsidiary, provided commodities brokerage services and earned commissions. GACOM ceased operating in November 2013.  The Company is reviewing its options and may close GACOM.  Lillybell Entertainment, LLC (“Lillybell”), a majority owned subsidiary, provides finance services to the entertainment industry.  MGA International Brokerage LLC (“MGA”), a majority owned subsidiary and a New York limited liability company, is a full-service insurance broker.  MGA offers comprehensive life and property and casualty insurance services, solutions and advice.  Global Arena Trading Advisors, LLC (“GATA”), provided futures advisory services. GATA is registered with the National Futures Association (NFA) as a commodities trading advisor.  On March 7, 2013, the Company sold GATA to a third party.

Acquisition of MGA International Brokerage LLC

On January 29, 2013, the Company entered into an agreement for the purchase of  66.67% of the aggregate outstanding member interests of MGA, in exchange for an option to purchase 300,000 shares of the Company’s common shares.  Each option is exercisable into one share of common stock of the Company at an exercise price of $0.25 per common share.  The exercise period was for one year from the agreement date. The option has been extended for another year.

The acquisition was accounted for under the purchase method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805.  Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets of MGA based on their estimated fair values.  At the acquisition date, MGA had no material net assets.  The goodwill of $33,900 arising from the acquisition consists largely of the synergies and business relationships with insurance customers expected from combining the operations of the Company and MGA.

In accordance with SEC Regulation S-X Rule 3-05, the acquisition of MGA did not meet the requirements of a significant subsidiary as of the acquisition date.  Therefore, no pro forma financial information related to the acquisition was required to be presented in accordance with SEC Regulation S-X Rule 11-01.

Sale of Global Arena Trading Advisors, LLC

On March 7, 2013, the Company and Courtney Smith entered into a purchase agreement for the sale of the Company’s 100% interests in GATA to Courtney Smith for $500.  The related loss of $2,353 was included in the accompanying statement of operations for the six months ended June 30, 2013.  In accordance with SEC Regulation S-X Rule 3-05, GATA was not a significant subsidiary as of the disposal date.  Therefore, no pro forma financial information related to the disposal was required to be presented in accordance with SEC Regulation S-X Rule 11-01. GATA had minimum activities and did not require disclosure as a discontinued operation.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company has generated recurring losses and cash flow deficits from operations since inception and has had to continually borrow to continue operations. In addition, the Company is in default of certain notes outstanding and is subject to the holders’ continued forbearance of not demanding payment.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, satisfy the holders of the debts in default, obtain additional financing and/or generate positive cash flows from operations.  Management believes that it will be successful in obtaining additional financing, from which the proceeds will be primarily used to execute its operating plan. The Company plans to use its available cash to continue the development and execution of its business plan and expand its client base and services.  However, the Company can give no assurance that such financing will be available or on terms acceptable to the Company, or at all.  Should the Company not be successful in obtaining the necessary financing to fund its operations, satisfy the holders of the debts in default, and ultimately achieve adequate profitability and cash flows from operations, the Company would need to curtail certain or all of its operating activities.

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

The unaudited interim consolidated financial statements of the Company as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the year ended December 31, 2013, previously filed with the SEC.  In the opinion of management, the interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2014.

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

Deposits with Clearing Organizations

As of June 30, 2014 and December 31, 2013, deposits with clearing organizations consisted primarily of cash deposits in accordance with the clearing arrangement.

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

If the carrying amount exceeds the asset’s estimated future cash flows (discounted and with interest charges), the loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets.  Based on its assessments, the Company did not incur any impairment charges for the three and six months ended June 30, 2014 and 2013.

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

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs, which are included in business development expenses, were deemed to be de minimus for the three and six months ended June 30, 2014 and 2013.

Stock-Based Compensation

The fair value of stock options and stock warrants issued to third party consultants and to employees, officers and directors are recorded in accordance with the measurement and recognition criteria of FASB ASC 505-50, “Equity-Based Payments to Non-Employees” and FASB ASC 718, “Compensation – Stock Based Compensation,” respectively.

The options and warrants are valued using the Black-Scholes valuation method. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables.  These subjective variables include, but are not limited to the Company’s expected stock price volatility over the expected term of the awards, and actual and projected stock option and warrants exercise behaviors.

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes,” which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  As of June 30, 2014 and December 31, 2013, the Company had deferred tax assets of approximately $4,682,000 and $4,382,000, respectively, for net operating loss carryforwards, which were fully reserved by a valuation allowance due to the significant uncertainty with respect to their future realization.

The Company follows the provisions of FASB ASC 740-10-25, which prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns.  FASB ASC 740-10-25 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. The Company files income tax returns in the United States (Federal) and in New York State and City.  The Company is generally no longer subject to Federal, state and local income tax examinations by tax authorities for tax years prior to 2010.

Reclassification

Certain amounts in the prior periods’ financial statements have been reclassified for comparative purposes to conform to the presentation in the current period’s financial statements.  These reclassifications had no effect on previously reported earnings.

3.  RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Companies are permitted to adopt this new rule following either a full or modified retrospective approach. Early adoption is not permitted. The Company has not yet determined the potential impact of this updated authoritative guidance on its consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which amends the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, this ASU requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued

operations presentation in the financial statements. The guidance is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. The Company is currently evaluating the potential impact of this updated authoritative guidance on its consolidated financial statements.

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

4.  NET INCOME (LOSS) PER SHARE

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted income per share includes the effect of dilutive common stock equivalents from the assumed exercise of options, warrants, convertible preferred stock and convertible notes. The Company’s common stock equivalents were excluded in the computation of diluted net (loss) per share since their inclusion would be anti-dilutive. These common stock equivalents may dilute future earnings per share.  Total shares issuable upon the exercise of outstanding stock options, warrants and conversion of convertible promissory notes for the six months ended June 30, 2014 and 2013 were as follows:

	2014	2013
Warrants	26,192,194	14,781,675
Convertible debt	7,966,471	4,559,896
Stock options	2,375,000	2,375,000

Common stock equivalents	36,533,665	21,716,571

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

On December 31, 2012, in connection with an extension of the maturity date of certain convertible notes which were due on May 31, 2012, the Company issued the holder a warrant to purchase shares of common stock of the Company not exceeding 9.99% of the issued and outstanding shares and potential issuable shares related to outstanding options, warrants and convertible debt of the Company. The warrants, originally due on December 31, 2014, were extended to March 31, 2016. The Company determined that the anti-dilution provision feature of the warrants to be an embedded derivative instrument.  This derivative is adjusted to fair value at each balance sheet with the changes in fair value recognized in operations.  The Company uses the Black-Scholes valuation method to value the derivative instruments at inception and on subsequent valuation dates. Weighted average assumptions used to estimate fair values are as follows:

	June 30, 2014	December 31, 2013	Issuance, December 31, 2012
Expected volatility	291.67%	316%	140%
Risk free interest rate	0.47%	0.13%	0.25%
Expected life (years)	1.75	1	2

For the three months ended June 30, 2014 and 2013, the Company recognized a change in the derivative liabilities of $324,800 and $94,300, respectively, and $1,136,400 and $(94,900) for the six months then ended, respectively in other income (expense) related to this warrant derivative instrument.

On November 25, 2013, the Company repurchased 714,286 shares of its common stock and 25% of membership interests in GAIM, which was previously sold to FireRock in 2012, by issuing a convertible note in the amount of $250,000, which was originally due on December 31, 2013 and extended to and paid on January 6, 2014. The holder of the note is entitled to convert all or a portion of the convertible note plus any unpaid interest into shares of common stock at a lesser of $0.35 per share or 10% discount to the market value the day prior to the date of conversion. The Company determined that the embedded conversion option to be a derivative instrument.  This derivative was adjusted to fair value at each balance sheet with the changes in fair value recognized in operations prior to its extinguishment in January 2014. For the six months ended June 30, 2014, the Company recognized a change in this derivative liability of $35,714 in other income (expense) related to this derivative instrument.

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The Company’s assessment of the significance of particular inputs to these fair measurements requires judgment and considers factors specific to each asset or liability.

Cash, due from clearing organizations, accounts receivables, advances to registered representatives and employees, accounts payable and accrued expenses, commission payable – The carrying amounts reported in the consolidated balance sheets for these items are a reasonable estimate of fair value due to their short term nature.

Promissory notes payable and convertible promissory notes payable – Promissory notes payable and convertible promissory notes payable are recorded at amortized cost.  The carrying amount approximates their fair value.

Derivative financial instruments – The fair value of liabilities for warrants with dilutive price reset or anti-dilution provisions and for certain embedded conversion options are determined utilizing the Black-Scholes valuation method.

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of March 31, 2014 and December 31, 2013.

June 30, 2014	Level 1	Level 2	Level 3	Total
Derivative financial instruments	$ -	$ -	$ 431,400	$ 431,400

December 31, 2013	Level 1	Level 2	Level 3	Total
Derivative financial instruments	$ -	$ -	$ 1,603,514	$ 1,603,514

The following table presents the Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs for the derivative warrants:

Balance, December 31, 2013	$ 1,603,514

Cancellation of derivative liability included in other (income) expenses	(35,714)
Change in fair value included in other (income) expenses	(1,136,400)

Balance, June 30, 2014	$ 431,400

7. STOCK OPTIONS

Stock Options Plan

On June 27, 2011, the Board of Directors adopted a Stock Awards Plan (“Plan”).  The purpose of the Plan is to attract, retain and motivate employees, directors and persons affiliated with the Company and to provide such participants with additional incentive and reward opportunities.  The awards may be in the form of incentive stock options, options that do not constitute incentive stock options, stock appreciation rights, restricted stock awards, phantom stock awards, or any combination of the foregoing. The total number of shares of stock reserved and available for issuance under the Plan increased to 3,000,000 from 1,750,000, pursuant to a December 2012 proxy vote by holders of a majority of the shares of GAHI.  On July 17, 2012, the Board of Directors approved the issuance of non-qualified stock options for the purchase of an aggregate of 1,725,000 shares of common stock under the Plan to certain employees, officers and directors. The options are exercisable at $0.45 per common share and expire three years after their issuance.  The options are to vest over a two-to-three-year period with a fair value of approximately $500,000 at the grant date to be recognized over the vesting period.

Weighted average assumptions used to estimate the fair value of stock options on the date of grant are as follows:

July 17, 2012
Expected dividend yield	$ -
Expected stock price volatility	130%
Risk free interest rate	0.32%
Expected life (years)	3 years

The stock-based compensation related to the Plan, included in stock compensation expense in the consolidated statements of operations, was $55,116 and $60,554 for the three months ended June 30, 2014 and 2013, and $122,014 and $121,108 for the six months then ended, respectively.

On December 27, 2012, GAHI granted to an employee, an option to purchase 350,000 shares of common stock. The option is exercisable at $0.45 per common share and expires on July 17, 2015.  The option is to vest 50% in July 2013 and 100% in July 2014 with a fair value of approximately $58,000 at the grant date to be recognized over the vesting period. The options granted to this employee became fully vested in March 2014 upon his departure from the Company in accordance with an arrangement with the Company. Weighted average assumptions used to estimate the fair value of stock options on the date of grant were as follows:

December 27, 2012
Expected dividend yield	$ -
Expected stock price volatility	140%
Risk free interest rate	0.25%
Expected life (years)	2.5 years

The stock-based compensation related to this option, included in stock compensation expense in the consolidated statements of operations, was $0 and $9,146 for the three months ended June 30, 2014 and 2013, and $20,492 and $18,284 for the six months then ended, respectively.

Other Options

As disclosed in Note 1, on January 29, 2013, in connection with the acquisition of MGA, the Company issued an option to purchase 300,000 shares of common stock exercisable at $0.25 per common share, which expired on January 28, 2014. The Company intends to extend the option for another year, subject to the Board approval. The options vested on the grant date, with a fair value of approximately $34,000 at the grant date which was recognized as goodwill.

Weighted average assumptions used to estimate the fair value of stock options on the date of grant are as follows:

January 29, 2013
Expected dividend yield	$ -
Expected stock price volatility	120%
Risk free interest rate	0.15%
Expected life (years)	1 year

The Company will issue new shares of common stock upon the exercise of outstanding stock options.  The following is a summary of stock option activity:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2013	2,375,000	$ 0.44	1.43 years	$ -
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled and expired	-	-	-	-
Forfeited	-	-	-	-

Outstanding at June 30, 2014	2,375,000	$ 0.44	1.01 years	$ -

Vested and expected to vest at June 30, 2014	2,375,000	$ 0.44	1.01 years	$ -

Exercisable at June 30, 2014	2,309,000	$ 0.43	1.01 years	$ -

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the three and six months ended June 30, 2014.

As of June 30, 2014, approximately $25,000 of total unrecognized compensation costs will be recognized $19,000 in the remaining six months of 2014 and $6,000 in 2015.

8.  CONVERTIBLE PROMISSORY NOTES

	June 30,	December 31,
	2014	2013

Convertible promissory notes with interest at 12% per annum, convertible into common shares at the fixed price of $0.25 per share. Maturity dates range from December 31, 2014 to November 11, 2018, net of unamortized discount of $538,789 and $686,289, respectively. (A)

	$ 461,211	$ 313,711

Convertible promissory notes with interest at 12% per annum, convertible into common shares at fixed price of $0.35 per share. Matured on May 30, 2013 and currently in default. (B)	354,515	354,515

Convertible promissory notes with interest at 12% per annum, convertible into common shares at a fixed price of $0.35 per share. Maturity dates range from October 13, 2014 to October 22, 2014, net of unamortized discount of $41,451 and $115,873, respectively.	408,549	334,127

Convertible promissory notes with interest at 8% per annum, convertible into common shares at a fixed price of $0.30 per share. Matured on October 13, 2013 and currently in default. (C)	250,000	250,000

Convertible promissory notes with interest at 9% per annum, convertible into common shares at the lesser of $0.35 per share or a 10% discount to the market value the day prior to the date of conversion. Matured and repaid on January 6, 2014.	-	250,000
	1,474,275	1,502,353
Less current portion:	(1,411,575)	(1,489,253)
Long-term portion:	$ 62,700	$ 13,100

(A)

It includes one note in the amount of $50,000 which matured on April 15, 2014.  The Company paid back all principal and interest in August 2014.

(B)

The Company paid back all principal and interest in August 2014.

(C)

Currently, the Company is planning to pay back all principal and interest in August 2014.

The Company recorded approximately $112,000 and $73,000 of interest expense pursuant to the amortization of the note discounts for the three months ended June 30, 2014 and 2013, and $224,000 and $213,000 for the six months then ended, respectively.

The intrinsic value for the outstanding convertible promissory notes as of June 30, 2014 and December 31, 2013 was approximately $0.

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

In May and June 2014, the Company sold and issued five promissory notes in the combined principal amount of $670,000 at a stated interest rate of 12% per annum with a maturity date from 2 to 3 months. In addition, the Company granted warrants to purchase 5,679,725 shares of common stock at an exercise price of $0.25 per share. The warrants have a life of 3 to 5 years and were fully vested on the date of the grant. In addition, the warrant agreement has a cashless exercise provision.

The gross proceeds from the sale of these notes of $670,000 were recorded net of a discount of $365,730, which was the relative fair value of the warrants. The debt discount was being accreted as additional interest expense ratably over the term of the notes. The Company has paid back all the principal and interest accrued in July and August 2014.

10.  WARRANTS

On January 2, 2013, GAHI granted to a consultant of GAIM, warrants to purchase 1,000,000 shares of common stock. The warrants are exercisable at $0.25 per common share and expire on January 1, 2021.  400,000 warrants vested immediately upon signing the independent contractor agreement, with a fair value of approximately $91,000 at the grant date recognized during the six months ended June 30, 2013. 50,000 warrants vest for every $25,000,000 assets under management (“AUM”) (up to 600,000 warrants for $300,000,000 AUM) brought into the Company.  Each of the 50,000 warrants is measured at its then-current lowest aggregate fair value at each of interim reporting dates.

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

The compensation related to the warrants, included in stock compensation expense in the consolidated statements of operations, was $22,287 and $490,325 for the three months ended June 30, 2014 and 2013, and $89,150 and $490,325 for the six months then ended, respectively.

On March 13, 2014, the Company issued a three-year warrant to purchase 500,000 shares of common stock at $0.25 per share to a consultant pursuant to a consulting agreement. The warrant was fully vested when issued.  The fair value of approximately $252,800 at the grant date was recognized in the six months ended June 30, 2014. Weighted average assumptions used to estimate the fair value of warrants on the date of grant are as follows:

March 13, 2014
Expected dividend yield	$ -
Expected stock price volatility	288%
Risk free interest rate	0.74%
Expected life (years)	3 years

The following tables summarize the warrants activities:

Shares		Weighted Average Exercise Price	Weighted- Average Exercisable	Aggregate Intrinsic Value

Outstanding at December 31, 2013	21,271,487	$ 0.43	21,271,487	$ -

Granted	6,581,003	0.25	6,581,003	-
Expired	1,633,500	0.67	1,633,500	-
Cancelled and surrendered	-	-	-	-

Outstanding at June 30, 2014	26,218,990	$ 0.35	26,218,990	$ -

Exercise Price	Average Number Outstanding	Average Contractual Life	Average Exercise price	Warrants Exercisable
0.001 $0.25 to $0.75	4,327,756 21,891,234	1.75 3.40	$ 0.001 $ 0.35	4,327,756 21,891,234

	26,218,990	-	-	26,218,990

11.  NON-CONTROLLING INTEREST

As of June 30, 2014, the Company had two operating subsidiaries which were not wholly owned.  The Company had a 67% equity interest in Lillybell and a 67% equity interest in MGA. As of June 30, 2014 and December 31, 2013, the third party non-controlling interests were $(247,668) and $(235,672), respectively.

12.  RELATED PARTIES

Prior to July 13, 2012, the Company had a month-to-month agreement with Broad Sword Holdings, LLC, one of the Company’s stockholders, whereby Broad Sword Holdings, LLC provided office space to the Company, which was terminated in April, 2013.  In July 2013, the Company moved to a new location under another month to month agreement, which is charged at $14,500 per month. Since June 2014, the rent increased to $17,500 per month due to additional space occupied. During the three months ended June 30, 2014 and 2013, the Company was charged approximately $46,000 and $111,000, respectively, and $90,000 and $171,000 for the six months then ended for office space.

Advances – related parties also represents advances to Broad Sword Holdings, LLC. Those advances are non-interest bearing and payable on demand.  At June 30, 2014 and December 31, 2013, the receivable was approximately $16,000 and $16,000, respectively.

13.  COMMITMENTS AND CONTINGENCIES

Litigation

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On October 10, 2013, GACOM settled a complaint with National Futures Association for a fine of $50,000 for certain noncompliance with Commodity Futures Trading Commission regulations.  The fine has not been paid.

Named directors, officers, employees and/or registered representatives of GACC have been called before FINRA for on-the-record interviews in connection with certain FINRA inquiries.  At this time, management is unable to determine what will be the ultimate outcome of such inquiries, including whether any formal investigation, proceedings or actions will be instituted against GACC or certain of its named directors, officers, employees and/or registered representatives relating to allegations of FINRA rule violations, and if so, whether any such investigation, proceedings or actions will materially impact the Company’s operations or the consolidated financial statements.

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

On June 5, 2013, a former customer of GACC filed a statement of claim with the FINRA Dispute Resolution against GACC.   The claim alleges churning, unsuitability, breach of fiduciary duty, federal securities law violations, common law fraud, breach of contract, and negligent supervision and requests specified damages of $150,000 and also unspecified punitive damages, attorneys’ fees, interest, and costs.  The parties are in the process of completing their discovery obligations. The Company has responded to this claim by filing an answer that disputes the subject allegations and intends to contest this matter at the arbitration, which was scheduled to be heard by a panel of FINRA arbitrators on June 9, 2014 to June 13, 2014 and subsequently postponed to October 2014. Management is unable to determine the ultimate outcome, if any, and its effects on the Company’s consolidated financial statements at this time. According to management, all the potential expenses or liability in excess of $25,000 will be covered by insurance.

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

On January 3, 2014, a former customer of GACC filed a statement of claim with FINRA Dispute Resolution against GACC.   The statement of claim alleges breach of fiduciary duty, breach of covenant of good faith and fair dealing, elder abuse, unfair business practices, federal and state securities law violations, fraud, and negligent misrepresentation, and requests specified damages of $452,000 and also unspecified punitive damages, attorneys’ fees, interest, and costs. GACC does not believe the claim has merit and intends to contest and defend against it vigorously. The Company has responded to this claim by filing an answer that disputes the subject allegations and intends to contest this matter at the arbitration, which was scheduled to be heard by a panel of FINRA arbitrators on January 2015. Management is unable to determine the ultimate outcome, if any, to the Company’s consolidated financial statements at this time. According to management,  all the potential expenses or liability in excess of $25,000 will be covered by insurance.

On April 10, 2014, the Legal Section of the FINRA formally notified GACC that it had made a preliminary determination to recommend that disciplinary action be brought against GACC for (1) failing to buy and sell corporate bonds at prices that were fair; and (2) failing to have in place a supervisory system that was reasonably designed to achieve compliance with applicable securities laws and regulations and FINRA rules.  GACC has responded and intends to contest this matter.  Management is unable to determine the ultimate outcome, if any, to the Company’s consolidated financial statements at this time.

On May 5, 2014, GAHI and GACC entered into a settlement agreement in the amount of $650,000 for a previous arbitration with a former OSJ (“Claimant”), in which the Claimant alleged that GACC and various of its registered representatives (“Respondents”) engaged in a concerted course of action to wrest from him his book of business by wrongfully terminating an Office of Supervisory Jurisdiction Agreement (“OSJ Agreement”). The settlement agreement provides that GAHI will pay $650,000. The Company fully paid the settlement amount in June 2014.

GACC are involved in a FINRA arbitration commenced by a Claimant alleging that various claims based on excessive and unsuitable trading activity, primarily involving bonds purchased on margin, and seeks $200,000 in compensatory damages in addition to unspecified punitive damages. This matter has been scheduled for a hearing in December 2014. According to management, all the potential expenses or liability in excess of $25,000 will be covered by insurance.

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

14.  REVENUE CONCENTRATIONS

The Company considers significant revenue concentrations to be clients or brokers who account for 10% or more of the total revenues generated by the Company during the period. During the three months ended June 30, 2014, the Company had one broker who accounted for 10% of total revenues and no revenues from a single customer that accounted for 10% or more of total revenues.   During the three months ended June 30, 2013, the Company had no brokers who accounted for 10% of total revenues and no revenues from a single customer that accounted for 10% or more of total revenues. During the six months ended June 30, 2014, the Company had one broker who accounted for 10% of total revenues and no revenues from a single customer that accounted for 10% or more of total revenues. During the six months ended June 30, 2013, the Company had no brokers who accounted for 10% of total revenues, and no revenues from a single customer that accounted for 10% or more of total revenues.

15.  SUBSEQUENT EVENTS

On August 5, 2014, GAHI entered into an Agreement with PMC Capital, LLC (“PMC Capital”) and Barbara Desiderio pursuant to which GAHI agreed to convey and transfer to PMC Capital all of the common stock of GACC, subject to the approvals from the FINRA.  The consideration for the GACC common stock is $2,100,000 and the forgiveness of the amounts payable by GAHI and its other subsidiaries to GACC.

Pursuant to the terms of the Agreement, GAHI agreed to: (i) sell and transfer 24.9% of the issued and outstanding shares of GACC common stock to PMC Capital as of the Agreement date; and (ii) to sell the remaining 74.1% of the common stock to PMC Capital within five business days following the receipt of all necessary and required approvals, including compliance with the applicable FINRA rules.  GAHI has agree to indemnify  PMC Capital from losses, third party customer complaints and claims arising from or related to the operations of the GACC on or prior to July 31, 2014.  Such indemnification is limited to $250,000, subject to certain limitations and exclusions.

Unaudited Pro Forma Condensed Consolidated Financial Information

The unaudited pro forma consolidated balance sheet has been derived from the unaudited balance sheet of the Company as of June 30, 2014, and adjusts such information to give the effect as if the foregoing transaction occurred on June 30, 2014.  The unaudited pro forma condensed consolidated statement of operations has been derived from the unaudited statement of operations of the Company for the six months ended June 30, 2014 and adjusts such information to give the effect as if the foregoing transaction occurred on January 1, 2014 for the six months ended June 30, 2014. The unaudited pro forma financial statements do not give effect to the possible indemnification by the Company up to $250,000.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

Unaudited Pro Forma Condensed Consolidated Balance Sheet at June 30, 2014

	As Reported			Pro forma
ASSETS	June 30, 2014		Adjustments	June 30, 2014
	(Unaudited)			(Unaudited)

Current assets	$ 1,573,475	A	$(1,479,023)	$ 2,194,452
		B	2,100,000
Fixed assets, net of accumulated depreciation
of $22,846 and $20,582, respectively	1,022	A	(1,022)	-
Other assets	83,903	A	(50,003)	33,900

TOTAL ASSETS	$ 1,658,400		$ 569,952	$ 2,228,352

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

Current liabilities	$ 4,681,936	A	$(1,274,200)	$ 3,407,736
Convertible promissory notes payable,
net of debt discount of $437,300 and $486,900
at June 30, 2014 and December 31, 2013, respectively	62,700		-	62,700
Inter-company payable	-	C	1,969,594	-
		C	(1,969,594)

Total liabilities	4,744,636		(1,274,200)	3,470,436

Commitment and contingencies

Stockholders’ (deficiency)	(3,086,236)	A, B, C, D	1,844,152	(1,242,084)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)	$ 1,658,400		$ 569,952	$ 2,228,352

A: to eliminate the assets and liabilities sold
B: to recognize the cash consideration
C: to recognize the forgiveness of intercompany payables to GACC
D: to eliminate the operations of GACC

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

Unaudited Pro Forma Condensed Consolidated Statement of Operations

For the six months ended June 30, 2014

	As Reported			Pro Forma
	For the six months			For the six months
	June 30, 2014		Adjustments	June 30, 2014

Commissions and other	$ 15,109,924	D	$(15,093,782)	$ 16,142
Operating expenses	16,486,077	D	(14,182,961)	2,303,116

(Loss) from operations	(1,376,153)		(910,821)	(2,286,974)
Other income (expenses)	628,888		-	628,888

(Loss) before noncontrolling interests	(747,265)		(910,821)	(1,658,086)
Net (loss) attributable to noncontrolling interests	(11,996)		-	(11,996)

Net (loss) attributable to common stockholders	$ (735,269)		$ (910,821)	$(1,646,090)

(Loss) per common share, basic and diluted	$ (0.03)			$ (0.07)

Weighted average shares outstanding, basic and diluted	24,136,693			24,136,693

A: to eliminate the assets and liabilities sold
B: to recognize the cash consideration
C: to recognize the forgiveness of intercompany payables to GACC
D: to eliminate the operations of GACC

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

Forward-looking Statements

Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as in certain other parts of this quarterly report on Form 10-Q (as well as information included in oral statements or other written statements made or to be made by Global Arena Holdings, Inc. (“GAHI”, with our subsidiaries “the Company”, “We”)) that look forward in time, are forward-looking statements made pursuant to the safe harbor provisions of the U.S. Private Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. Although GAHI believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by those statements. These risks, uncertainties and other factors include, but are not limited to GAHI’s ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors set forth in GAHI’s filings with the Securities and Exchange Commission, including without limitation to Quarterly Report on Form 10-Q.

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

The Company has generated recurring losses and cash flow deficits from operations since inception and has had to continually borrow to continue operations. In addition, the Company is in default of certain notes outstanding and is subject to the holders’ continued forbearance of not demanding payment.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, satisfy the holders of the debts in default, obtain additional financing and/or generate positive cash flows from operations.  As further described in “Liquidity and Capital Resources” and in the “Subsequent Event” footnote of the financial statements for the six months ended June 30, 2014, the Company sold its interest in GACC in August 2014.  Management believes that it will be successful in obtaining additional financing, from which the proceeds will be primarily used to execute its operating plan. The Company plans to use its available cash to continue the development and execution of its business plan and continue its business.  However, the Company can give no assurance that such financing will be available or on terms acceptable to the Company, or at all.  Should the Company not be successful in obtaining the necessary financing to fund its operations, satisfy the holders of the debts in default, and ultimately achieve adequate profitability and cash flows from operations, the Company would need to curtail certain or all of its operating activities.

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

Liquidity and Capital Resources

As of June 30, 2014, the Company has an accumulated deficit of $12,653,576 since inception and a working capital deficiency of $3,171,161.  Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

During the six months ended June 30, 2014, the Company had a net loss of $747,265 and net cash used in its operating activities amounted to $797,058.  Comparatively, during the six months ended June 30, 2013, the Company had a net loss of $2,025,313 and net cash used in its operating activities amounted to $710,201.

During the six months ended June 30, 2014, the Company had no investing activities since our available cash was used to repay certain promissory notes. Comparatively, during the six months ended June 30, 2013, Global Arena Holding received proceeds of $35,714 from the sale of a 25% interest in GAIM, and proceeds of $495 from the sale of GATA, resulting in net cash provided by investing activities of $36,209.

During the six months ended June 30, 2014, the Company, using proceeds of $904,987 from the issuance of promissory notes and with available cash, was able to pay down convertible debt of $250,000, resulting in net cash provided by financing activities of $654,987 for the six months ended June 30, 2014. The remaining cash proceeds from the issuance of promissory notes was also used principally to pay the $650,000 settlement on litigation in the second quarter of 2014. Comparatively, during the six months ended June 30, 2013, Global Arena received proceeds of $464,287 from the issuance of common stock and warrants, proceeds of $40,000 from convertible promissory notes, repaid $150,000 of convertible promissory notes and received advances of $16,878 from related parties, resulting in net cash provided by financing activities of $371,165 for the six months ended June 30, 2013.

On August 5, 2014, GAHI entered into a Purchase Agreement with PMC Capital, LLC (“PMC Capital”) and Barbara Desiderio pursuant to which GAHI agreed to convey and transfer to PMC Capital all of the common stock of GACC, subject to the approvals from the FINRA.  The consideration for the GACC common stock is $2,100,000.  The Company used $1,000,000 of the proceeds from the sale of GACC to pay off convertible promissory notes that are in default.

Pursuant to the terms of the Purchase Agreement, GAHI agreed to: (i) sell and transfer 24.9% of the issued and outstanding shares of GACC common stock to PMC Capital on the Purchase Agreement date; and (ii) to sell and transfer the remaining 74.1% of the issued and outstanding GACC common stock to PMC Capital within five business days following the receipt of all necessary and required approvals, including compliance with the applicable FINRA rules.  GAHI indemnified and held the PMC Indemnitees harmless from losses, third party customer complaints and claims arising from or related to the operations of the GACC on or prior to July 31, 2014.  Such indemnification is limited to $250,000.

Management believes the sale of GACC, a retail Broker Dealer, provides Management with the ability to reduce the Company’s debt burden, and enhance shareholder value. The sale also gives Management the ability to refocus its future broker dealer operations away from retail sales and towards Institutional Sales and Investment Banking. Management of the Company is currently exploring a number of opportunities to acquire an interest in such a broker dealer.

Further, the Management of Global Arena Holdings Inc, will continue its acquisition and growth strategy of the Company’s subsidiary Global Arena Investment Advisors, a Registered Investment Advisory, by attempting to hire additional Registered Investment Advisors, and potentially acquiring existing Registered Investment Advisors.

Management believes that it will be able to continue its operations in the financial services industry and negotiate its acquisition plans. However, management cannot give assurances that such plans will materialize in the near term or on terms advantageous to the Company, or at all. Should the Company not be successful in its new business plans or obtain additional financing, the Company would need to curtail certain or all of its operating activities.

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

Results of Operations

Six Months Ended June 30, 2014 compared to the Six Months Ended June 30, 2013.

Revenues for the six months ended June 30, 2014 consisted of commissions and other of $15,109,924 compared to $4,633,566 for the prior comparative six months ended June 30, 2013, an increase of $10,476,358 due to higher assets under management in GACC.

Commission expense for the six months ended June 30, 2014 was $12,826,146 compared to $3,207,524 in the prior comparative six months ended June 30, 2013, an increase of $9,618,622 due to the increase in the volume of business.  Commission expense as a percentage of revenues for the six months ended June 30, 2014 was 85% compared to 69% in the comparative prior period, an increase of 16% due to increase in payout rates.  Clearing cost totaled $779,712 for the six months ended June 30, 2014 compared to $518,458 in the prior comparative six months ended June 30, 2013, an increase of $261,254 due to the increase in the volume of transactions handled.  Clearing cost as a percentage of revenues for the six months ended June 30, 2014 was 5% compared to 11% in the prior comparative period, a decrease of 6% due to higher recovery rates and higher transaction volume.

Salaries and benefits and stock-based compensation totaled $1,160,522 for the six months ended June 30, 2014 compared to $1,289,432 for the prior comparative six months ended June 30, 2013, a decrease of $128,910 due to reduced number of employees and headcount principally in the commodities group and certain warrants issued for consulting services were fully amortized in the current period.

Professional fees for the six months ended June 30, 2014 amounted to $579,038 compared to $595,681 for the prior comparative six months ended June 30, 2013, a decrease of $16,643 since the current six months did not involve the same amount of professional time negotiating with promissory note holders to amend existing debts and raising capital.

For the six months ended June 30, 2014, we had occupancy expenses of $90,245, business development expenses of $234,747, regulatory fees of $40,124 and office and other expenses of $125,543, totaling $490,659. Comparatively, for the six months ended June 30, 2013, we had occupancy expenses of $171,487, business development expenses of $174,638, regulatory fees of $75,162, and office and other expenses of $115,211 totaling $536,498.  Occupancy cost decreased by $81,242 due to our move to reduced office space and lower lease cost.

For the six months ended June 30, 2014, we had a nonrecurring expense of $650,000 due to an arbitration settlement. Although, as of the filing date, the payment has been made in full, GAHI intends to seek through GACC, an arbitration at FINRA wherein GACC will invoke certain indemnification clauses in its OSJ Agreement with certain Representatives to seek indemnification and financial repayment for the matter.

Total operating expenses for the six months ended June 30, 2014 was $16,486,077 compared to $6,147,593 for the comparative six months ended June 30, 2013, an increase of $10,338,484 principally due to commissions and clearing cost as discussed above.

For the six months ended June 30, 2014, other income totaled $628,888 compared to other loss of $511,286 for the prior comparative six months ended June 30, 2013, an increase of $1,140,174 and principally due to the increase in the fair value of a derivative liability as a result of the decrease in our stock price.

Three Months Ended June 30, 2014 compared to the Three Months Ended June 30, 2013.

Revenues for the three months ended June 30, 2014 consisted of commissions and other of $7,520,974 compared to $2,516,187 for the prior comparative three months ended June 30, 2013, an increase of $5,004,787 due to higher assets under management in GACC.

Commission expense for the three months ended June 30, 2014 was $6,556,096 compared to $1,790,821 in the prior comparative three months ended June 30, 2013, an increase of $4,765,275 due to the increase in the volume of business. Commission expense as a percentage of commission revenues for the three months ended June 30, 2014 was 87% compared to 71% for the prior comparative period, an increase of 16% due to higher payout rates.  Clearing cost totaled $305,416 for the three months ended June 30, 2014 compared to $241,691 in the prior comparative three months ended June 30, 2013, an increase of $63,725 due to the increase in the volume of transactions handled.  Clearing cost as a percentage of commission revenue for the three months ended June 30, 2014 was 4% compared to 10% in the prior comparative period, a decrease of 6% due to higher recovery rates and higher transaction volumes.

Salaries and benefits and stock-based compensation totaled $403,662 for the three months ended June 30, 2014 compared to $842,924 for the prior comparative three months ended June 30, 2013, a decrease of $439,262 due to reduced number of employees and headcount principally in the commodities group and certain warrants issued for consulting services were fully amortized in the current period.

Professional fees for the three months ended June 30, 2014 amounted to $369,313 compared to $225,329 for the prior comparative three months ended June 30, 2013, a increase of $143,984 since the current three months involved more amount of professional time negotiating with promissory note holders to amend existing debts and raising additional promissory notes.

For the three months ended June 30, 2014, we had occupancy expenses of $46,750, business development expenses of $105,229, regulatory fees of $22,752 and office and other expenses of $53,565, totaling $228,296. Comparatively, for the three months ended June 30, 2013, we had occupancy expenses of $111,259, business development expenses of $100,199, regulatory fees of $43,189, and office and other expenses of $59,404 totaling $314,051.  Occupancy cost decreased by $64,509 due to our move to reduced office space and lower lease cost.

Total operating expenses for the three months ended June 30, 2014 was $7,862,783 compared to $3,414,816 for the comparative three months ended June 30, 2013, an increase of $4,447,967 principally due to commissions and clearing cost as discussed above.

Interest expense for the three months ended June 30, 2014 was $380,613 compared to $226,363 for the comparative prior three months ended June 30, 2013, an increase of $154,250 principally due to higher interest rates on convertible promissory notes and increased debt.  Change in fair value of derivative liability for the three months ended June 30, 2014 was increase $324,800 compared to $94,300 for the comparative three months ended June 30, 2013, an increase of $230,500 as a result of the decrease in our stock price.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2014.  We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of June 30, 2014 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the

Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2014.  Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 10, 2013, GACOM settled a complaint with National Futures Association for a fine of $50,000 for certain noncompliance with Commodity Futures Trading Commission regulations.  The fine has not been paid.

Named directors, officers, employees and/or registered representatives of GACC have been called before FINRA for on-the-record interviews in connection with certain FINRA inquiries.  At this time, management is unable to determine what will be the ultimate outcome of such inquiries, including whether any formal investigation, proceedings or actions will be instituted against GACC or certain of its named directors, officers, employees and/or registered representatives relating to allegations of FINRA rule violations, and if so, whether any such investigation, proceedings or actions will materially impact the Company’s operations or the consolidated financial statements.

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

On June 5, 2013, a former customer of GACC filed a statement of claim with the FINRA Dispute Resolution against GACC.   The claim alleges churning, unsuitability, breach of fiduciary duty, federal securities law violations, common law fraud, breach of contract, and negligent supervision and requests specified damages of $150,000 and also unspecified punitive damages, attorneys’ fees, interest, and costs.  The parties are in the process of completing their discovery obligations. The Company has responded to this claim by filing an answer that disputes the subject allegations and intends to contest this matter at the arbitration, which was scheduled to be heard by a panel of FINRA arbitrators on June 9, 2014 to June 13, 2014 and subsequently postponed to October 2014. Management is unable to determine the ultimate outcome, if any, and its effects on the Company’s consolidated financial statements at this time. According to management, all the potential expenses or liability in excess of $25,000 will be covered by insurance.

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

On January 3, 2014, a former customer of GACC filed a statement of claim with FINRA Dispute Resolution against GACC.   The statement of claim alleges breach of fiduciary duty, breach of covenant of good faith and fair dealing, elder abuse, unfair business practices, federal and state securities law violations, fraud, and negligent misrepresentation, and requests specified damages of $452,000 and also unspecified punitive damages, attorneys’ fees, interest, and costs. GACC does not believe the claim has merit and intends to contest and defend against it vigorously. The Company has responded to this claim by filing an answer that disputes the subject allegations and intends to contest this matter at the arbitration, which was scheduled to be heard by a panel of FINRA arbitrators on January 2015. Management is unable to determine the ultimate outcome, if any, to the Company’s consolidated financial statements at this time. According to management,  all the potential expenses or liability in excess of $25,000 will be covered by insurance.

On April 10, 2014, the Legal Section of the FINRA formally notified GACC that it had made a preliminary determination to recommend that disciplinary action be brought against GACC for (1) failing to buy and sell corporate bonds at prices that were fair; and (2) failing to have in place a supervisory system that was reasonably designed to achieve compliance with applicable securities laws and regulations and FINRA rules.  GACC has responded and intends to contest this matter.  Management is unable to determine the ultimate outcome, if any, to the Company’s consolidated financial statements at this time.

On May 5, 2014, GAHI and GACC entered into a settlement agreement in the amount of $650,000 for a previous arbitration with a former OSJ (“Claimant”), in which the Claimant alleged that GACC and various of its registered representatives (“Respondents”) engaged in a concerted course of action to wrest from him his book of business by wrongfully terminating an Office of Supervisory Jurisdiction Agreement (“OSJ Agreement”). The settlement agreement provides that GAHI will pay $650,000. The Company fully paid the settlement amount in June 2014.

GACC are involved in a FINRA arbitration commenced by a Claimant alleging that various claims based on excessive and unsuitable trading activity, primarily involving bonds purchased on margin, and seeks $200,000 in compensatory damages in addition to unspecified punitive damages. This matter has been scheduled for a hearing in December 2014. According to management, all the potential expenses or liability in excess of $25,000 will be covered by insurance.

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

Dated: August 19, 2014

Global Arena Holding, Inc.

/s/John Matthews

   John Matthews,

   Chief Executive Officer

/s/Joshua Winkler

   Joshua Winkler,

   Chief Financial Officer