Form 10-Q/A
period 2014-06-30
Global Arena Holding, Inc.
filed 2014-08-22
CIK 1138724

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

August 22, 2014:  Common Stock  -  24,136,693

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2014 is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T.

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

Dated: August 22 , 2014

Global Arena Holding, Inc.

/s/John Matthews

   John Matthews,

   Chief Executive Officer

/s/Joshua Winkler

   Joshua Winkler,

   Chief Financial Officer