Form 10-Q
period 2014-09-30
Global Arena Holding, Inc.
filed 2014-11-18
CIK 1138724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2014

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to________

Commission File Number  000-49819

Global Arena Holding, Inc.

 (Exact name of registrant as specified in its charter)

Delaware	33-0931599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1500 Broadway, Suite 505 New York, NY	10036
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

November 18, 2014:  Common Stock  -  24,136,693

GLOBAL ARENA HOLDING, INC.

FORM 10-Q

For the three and nine months ended September 30, 2014

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2014	December 31, 2013
	(Unaudited)

Current assets
Cash	$ 99,448	$ 463,610
Due from clearing organization	512	362,189
Advances to registered representatives and employees	53,340	112,583
Prepaid expenses and other current assets	2,839	23,981
Accounts receivable	21,305	-
Advances - related parties	17,163	17,163

Total current assets	194,607	979,526

Fixed assets, net of accumulated depreciation
of $1,757 and $20,582, respectively	-	3,286

Other assets
Litigation escrow deposit	100,000	-
Goodwill	33,900	33,900
Deposits with clearing organizations	-	50,003

Total other assets	133,900	83,903

TOTAL ASSETS	$ 328,507	$ 1,066,715

Continued on next page

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Continued from previous page

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)	September 30, 2014	December 31, 2013
	(Unaudited)

Current liabilities
Accounts payable and accrued expenses	$ 698,602	$ 595,825
Commission payable	452	554,180
Convertible promissory notes payable, in default	-	604,515
Convertible promissory notes payable,
net of debt discount of $41,270 and $315,262
at September 30, 2014 and December 31, 2013, respectively	734,272	884,738
Promissory notes payable
net of debt discount of $0 at September 30, 2014	229,987	-
Derivative liability	402,000	1,603,514

Total current liabilities	2,065,313	4,242,772

Convertible promissory notes payable,
net of debt discount of $412,100 and $486,900
at September 30, 2014 and December 31, 2013, respectively	87,900	13,100

Total liabilities	2,153,213	4,255,872

Commitment and contingencies	-	-

Stockholders’ (deficiency)
Preferred stock, $0.001 par value; 2,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized;	24,851	24,851
24,850,979 shares issued at September 30, 2014 and December 31, 2013;
24,136,693 shares outstanding at September 30, 2014 and December 31, 2013
Additional paid-in capital	10,053,737	9,189,971
Accumulated (deficit)	(11,408,646)	(11,918,307)

	(1,330,058)	(2,703,485)
Less: treasury stock, 714,286 shares at cost	(250,000)	(250,000)

Stockholders’ (deficiency) attributable to common stockholders	(1,580,058)	(2,953,485)

Noncontrolling interests	(244,648)	(235,672)

Total stockholders’ (deficiency)	(1,824,706)	(3,189,157)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)	$ 328,507	$ 1,066,715

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2014	2013	2014	2013
Revenues
Commissions and other	$ 37,845	$ 60,288	$ 53,987	$ 214,309
Total revenues	37,845	60,288	53,987	214,309

Operating expenses
Salaries and benefits	164,733	157,162	390,532	468,568
Occupancy	46,102	22,622	91,284	139,288
Business development	88,873	89,655	300,026	246,412
Professional fees	158,578	115,684	582,547	586,841
Stock-based compensation	13,580	270,488	498,037	991,405
Clearing and operations	1,869	27,361	13,610	90,400
Regulatory fees	523	6,986	2,159	16,225
Settlement of litigation	-	-	650,000	-
Office and other	36,510	25,053	102,302	88,463
Total operating expenses	510,768	715,011	2,630,497	2,627,602

(Loss) from operations	(472,923)	(654,723)	(2,576,510)	(2,413,293)

Other income (expenses)
Interest expense	(363,918)	(114,463)	(907,144)	(532,296)
Loss on sale of GATA	-	-	-	(2,353)
Change in fair value of derivative liability	29,400	(842,400)	1,201,514	(933,500)
Total other income (expenses)	(334,518)	(956,863)	294,370	(1,468,149)

Loss from continuing operations	(807,441)	(1,611,586)	(2,282,140)	(3,881,442)

Discontinued operations
Discontinued operations, net of tax	241,435	74,222	968,869	318,767
Gain on disposition of discontinued operations	1,813,956	-	1,813,956	-
Income from discontinued operations, net of tax	2,055,391	74,222	2,782,825	318,767

Net income (loss)	1,247,950	(1,537,364)	500,685	(3,562,675)

Net income (loss) attributable to noncontrolling interests	3,020	(17,320)	(8,976)	(86,092)

Net income (loss) attributable to common stockholders	$ 1,244,930	$ (1,520,044)	$ 509,661	$ (3,476,583)

Basic and diluted:
(Loss) per share from continuing operations	$ (0.03)	$ (0.07)	$ (0.09)	$ (0.17)
Income per share from discontinued operations	0.09	0.00	0.12	0.02
Net income (loss) per share	$ 0.06	$ (0.07)	$ 0.03	$ (0.15)

Weighted average number of common shares:
Basic and diluted	24,136,693	24,568,371	24,136,693	23,382,529

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

	2014	2013

Cash flows from operating activities
Net (loss)	$ 500,685	$ (3,562,675)
Adjustment to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	3,286	3,396
Accretion of debt discount	714,548	397,435
Stock-based compensation to employees and consultants	498,037	991,405
Change in fair value of derivative liability	(1,201,514)	933,500
Loss on sale of GATA	-	2,353
Gain on sale of GACC	(1,813,956)	-
Change in operating assets and liabilities:
Due from clearing organization	361,677	16,339
Accounts receivable	(21,305)	-
Advances to registered representatives and employees	59,243	(43,287)
Deposits with clearing organizations	50,003	-
Litigation escrow deposit	(100,000)	-
Prepaid expenses and other current assets	21,142	53,384
Commissions payable	(553,728)	22,227
Accounts payable and accrued expenses	102,777	366,135
Net assets disposed of GACC	(186,044)	-

Net cash (used in) operating activities	(1,565,149)	(819,788)

Cash flows from investing activities
Proceeds from sale of 25% interest in GAIM	-	35,714
Proceeds from sale of GACC	2,000,000	-
Proceeds from sale of GATA	-	495

Net cash provided by investing activities	2,000,000	36,209

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	-	564,287
Proceeds from issuance of convertible promissory notes	-	105,000
Proceeds from issuance of promissory notes	904,987	-
Repayment of convertible promissory notes/promissory notes	(1,704,000)	(150,000)
Advances from related parties	-	16,878

Net cash (used) provided by financing activities	(799,013)	536,165

Net change in cash	(364,162)	(247,414)
Cash, beginning of period	463,610	376,942

Cash, end of period	$ 99,448	$ 129,528

(Continued on next page)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

	2014	2013

Supplemental disclosure of cash flow information

Cash paid for income taxes	$ 5,855	$ 9,090

Cash paid for interest	$ 256,849	$ 200,403

Supplemental disclosure of non-cash investing and financing activities

Issuance of warrants in connection with debt	$ 365,729	$ 21,428

Reclassification of derivative liabilities to equity	$ -	$ 119,600

Issuance of options for the purchase of MGA	$ -	$ 33,900

Intercompany payables to GACC forgiven on sale	$ 2,280,877	$ -

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

1.  ORGANIZATION

Description of the Business

Global Arena Holding, Inc. (formerly, “Global Arena Holding Subsidiary Corp.”) (“GAHI”), was formed in February 2009, in the state of Delaware.  GAHI is a financial services firm that services the financial community through its subsidiaries as follows:

Global Arena Investment Management LLC (“GAIM”), a wholly owned subsidiary, provides investment advisory services to its clients.  GAIM is registered with the SEC as an investment advisor and clears all of its business through Fidelity Advisors (“Fidelity”), its correspondent broker.  The Company sold 25% of its interest in GAIM to FireRock Capital, Inc. (“FireRock”) in 2012 and on November 25, 2013, repurchased this 25% interest.  Global Arena Commodities Corp. (“GACOM”), a wholly owned subsidiary, provided commodities brokerage services and earned commissions. GACOM ceased operating in November 2013 and is currently inactive.  The Company is reviewing its options and may liquidate GACOM.  Lillybell Entertainment, LLC (“Lillybell”), a 66.67% majority owned subsidiary, provides finance services to the entertainment industry.  MGA International Brokerage LLC (“MGA”), a 66.67% majority owned subsidiary and a New York limited liability company, is a full-service insurance broker.  MGA offers comprehensive life, property and casualty insurance services, solutions and advice.  Global Arena Trading Advisors, LLC (“GATA”), provided futures advisory services. GATA was registered with the National Futures Association (NFA) as a commodities trading advisor.  On March 7, 2013, the Company sold GATA to a third party.

Sale of Global Arena Capital Corp.

Global Arena Capital Corp. (“GACC”) was our wholly owned subsidiary through August 5, 2014 that was a full service financial services company. GACC was a broker-dealer registered with the Securities and Exchange Commission (“SEC”).  The Company was also a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Investor Protection Corp (“SIPC”). GACC was engaged in the securities business, which comprised several classes of securities transactions such as equities, corporate and municipal bonds, mutual funds, insurance and options, all of which the broker dealer executed as risk-less principal and agency transactions. On August 5, 2014, GAHI sold all of its ownership in GACC, subject to FINRA approval.

On August 5, 2014, GAHI entered into an Agreement with PMC Capital, LLC (“PMC Capital”) and Barbara Desiderio pursuant to which GAHI agreed to sell to PMC Capital all of the common stock of GACC, subject to the approval from FINRA.  The consideration for the GACC common stock is $2,100,000 and the forgiveness of the amounts payable by GAHI and its other subsidiaries to GACC of approximately $2,281,000.

Pursuant to the terms of the Agreement, GAHI (i) sold 24.9% of the issued and outstanding shares of GACC’s common stock to PMC Capital as of the Agreement date; and (ii) immediately therefore sold the remaining 74.1% of the common stock to PMC Capital subject to the receipt of all necessary and required approvals, including compliance with the applicable FINRA rules.  GAHI has agreed to indemnify PMC Capital from losses, third party customer complaints and claims arising from or related to the operations of the GACC on or prior to July 31, 2014.  Such indemnification is limited to $250,000, subject to certain limitations and exclusions. GAHI was required to put into escrow $100,000 towards this indemnification.

The results of operations of GACC and the gain on the sale of GACC has been reported as discontinued operations as: 1) the operations and cash flows of GACC will be eliminated from the ongoing operations of the Company as a result of the sale and 2) the Company will not have any significant continuing involvement in the operations of GACC after the sale transaction. The Company has presented the operations of GACC as discontinued operations, and retrospectively reclassified the operating results for all prior periods presented.

On August 7, 2014, the Company completed the sale the remaining 75.1% ownership of GACC, and recognized a gain from the sale of GACC as "Gain on sale of discontinued operations" in the Consolidated Statements of Operations. The operating results of GACC are reported as "Income from discontinued operations - net" in the Consolidated Statements of Operations for all periods presented. In accordance with accounting guidance, the Company has elected to not separately disclose the cash flows related to the GACC discontinued operations.

Revenue and operating expenses of the discontinued operations for the three and nine months ended September 30, 2014 and 2013 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Revenues
Commissions and other	$ 3,362,048	$2,833,917	$18,455,830	$7,313,462

Total revenues	3,362,048	2,833,917	18,455,830	7,313,462

Operating expenses
Commissions	2,655,848	2,109,300	15,481,994	5,316,824
Salaries and benefits	128,277	190,028	578,543	447,137
Occupancy	10,469	20,906	55,532	75,727
Business development	1,793	8,251	25,387	26,132
Professional fees	22,520	40,150	177,589	164,674
Clearing and operations	118,737	304,845	886,708	760,033
Regulatory fees	26,761	73,109	65,249	139,032
Office and other	15,041	12,805	57,005	56,071

Total operating expenses	2,979,446	2,759,394	17,328,007	6,985,630

Income from operations	382,602	74,523	1,127,823	327,832

Income taxes	141,167	301	158,954	9,065
Income from discontinued operations	$ 241,435	$ 74,222	$ 968,869	$ 318,767

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company has generated recurring losses and cash flow deficits from its continuing operations since inception and has had to continually borrow to continue operating. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or generate positive cash flows from operations.  Management believes that it will be successful in obtaining additional financing, from which the proceeds will be primarily used to execute its operating plan. The Company plans to use its available cash to continue the development and execution of its business plan and expand its client base and services.  The Company is also investing potential acquisition.  However, the Company can give no assurance that such financing will be available or on terms acceptable to the Company, or at all.  Should the Company not be successful in obtaining the necessary financing to fund its operations, and ultimately achieve adequate profitability and cash flows from operations, the Company would need to curtail certain or all of its operating activities.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of GAHI and its wholly-owned subsidiaries and majority owned subsidiaries, GAIM, GACOM, Lillybell, MGA from January 29, 2013, the date of acquisition, and GATA through March 7, 2013, the date of sale. The operations of GACC are included through August 5, 2014, the date of sale and have been reflected as discontinued operations.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited interim consolidated financial statements of the Company as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the year ended December 31, 2013, previously filed with the SEC.  In the opinion of management, the interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2014.

Revenue Recognition

The Company’s revenue recognition policies comply with SEC revenue recognition rules and FASB ASC 605-10-S99.  The Company earns revenues through various services it provides to its clients.  Advisory fees are on a contractual basis with the fee stipulated in the contract and are recognized based on the terms of the contract during the period the service is provided.  Insurance commissions are recognized at the later of the billing or the effective date of the related insurance policies, net of an allowance for estimated policy cancellations.

Customer security transactions and the related commission income and expenses are recorded as of the trade date.  The Company generally acted as an agent in executing customer orders to buy or sell listed and over-the-counter securities in which it did not make a market, and charged commissions based on the services the Company provides to its customers.

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

Deposits with Clearing Organizations

As of December 31, 2013, deposits with clearing organizations consisted primarily of cash deposits in accordance with the clearing arrangement related to the operations of GACC.

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

If the carrying amount exceeds the asset’s estimated future cash flows (discounted and with interest charges), the loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets.  Based on its assessments, the Company did not incur any impairment charges for the three and nine months ended September 30, 2014 and 2013.

Convertible Debt

Convertible debt is accounted for under FASB ASC 470, “Debt – Debt with Conversion and Other Options.”  The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that has conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of any warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to the warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to additional paid-in capital.  The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing stock options, except that the contractual life of the warrant is used.  Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis.  The allocated fair value of the BCF and warrants is recorded as a debt discount and is accreted over the expected term of the convertible debt as interest expense.

The Company accounts for modifications of its Embedded Conversion Features (ECF’s) in accordance with the FASB ASC 470-50-40-12 and 40-15-16 which requires the modification of a convertible debt instrument that changes the fair value of an embedded conversion feature and the subsequent recognition of interest expense or the associated debt instrument when the modification does not result in a debt extinguishment pursuant to FASB ASC 470-50-40/55.

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

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs, which are included in business development expenses, were deemed to be de minimus for the three and nine months ended September 30, 2014 and 2013.

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes,” which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  As of September 30, 2014 and December 31, 2013, the Company had deferred tax assets of approximately $4,319,000 and $4,382,000, respectively, for net operating loss carryforwards, which were fully reserved by a valuation allowance due to the significant uncertainty with respect to their future realization.

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

The Company files income tax returns in the United States (Federal) and in New York State and City.  The Company is generally no longer subject to Federal, state and local income tax examinations by tax authorities for tax years prior to 2011.

Reclassifications

Certain amounts in the prior periods’ financial statements have been reclassified for comparative purposes to conform to the presentation principally related to discontinued operations in the financial statements.  These reclassifications had no effect on previously reported earnings.

3.  RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2014, the FASB issued authoritative guidance that requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern and requires additional disclosures if certain criteria are met. This guidance is effective for fiscal periods ending after December 15, 2016, with early adoption permitted. The adoption of this guidance is not expected to impact our consolidated financial statements or related disclosures.

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities: Elimination of Certain Financial Reporting Requirements”, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.  This ASU amends FASB ASC Topic 915, Development Stage Entities, to remove all incremental financial reporting requirements for development stage entities, thereby improving financial reporting by reducing the cost and complexity associated with providing that information.  The amendments in this ASU also eliminate an exception provided to development stage entities in FASB ASC 810 for determining whether an entity is a variable interest entity (VIE) on the basis of the amount of investment equity that is at risk.  The amendments in this ASU remove the definition of development stage entity from the FASB ASC Master Glossary, thereby removing the financial reporting distinction between development stage entities and other entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (i) present inception-to-date information on the statements of income, cash flows, and shareholders’ equity, (ii) label the financial statements as those of a development stage entity, (iii) disclose a description of the development stage activities in which the entity is engaged, (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments also clarify that the guidance in FASB ASC 275, Risks and Uncertainties, is applicable to entities that have not yet commenced planned principal operations.  The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of FASB ASC 915 should be applied retrospectively, except for the clarification to FASB ASC 275, which should be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.  Earlier implementation is allowed for any period where the reporting entity’s annual or interim financial statements have not yet been made available for issuance.  This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

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

Diluted net income per common share for the three and nine months ended September 30, 2014 excluded the diluted effect of common stock equivalents. In accordance with ASR 260, if their inclusion would be antidilutive to the income (loss) from continuing operations, they are to be excluded and the number of shares utilized shall be used in reporting all other diluted per share amounts. As the Company has losses from continuing operations for these periods, no common stock equivalents were utilized in the per share calculations. The Company’s common stock equivalents were excluded in the computation of diluted net (loss) per share since their inclusion would be anti-dilutive. These common stock equivalents may dilute future earnings per share.  Total shares issuable upon the exercise of outstanding stock options, warrants and conversion of convertible promissory notes for the nine months ended September 30, 2014 and 2013 were as follows:

	2014	2013
Warrants	25,891,594	14,781,675
Convertible debt	5,064,069	4,559,896
Stock options	2,375,000	2,375,000

Common stock equivalents	33, 330,663	21,716,571

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

On November 15, 2013, the expiration date of the remaining outstanding warrants to purchase 1,179,130 shares of common stock of the Company was extended until December 31, 2013, and subsequently for another year and the warrant exercise price was reduced to $0.25 and revalued accordingly.

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

	September 30, 2014	December 31, 2013	Issuance, December 31, 2012
Expected volatility	286%	316%	140%
Risk free interest rate	0.58%	0.13%	0.25%
Expected life (years)	1.50	1	2

For the three months ended September 30, 2014 and 2013, the Company recognized a change in the derivative liabilities of $29,400 and $(842,400), respectively, and $1,165,800 and $(937,300) for the nine months then ended, respectively in other income (expense) related to this warrant derivative instrument.

On November 25, 2013, the Company repurchased 714,286 shares of its common stock and the 25% of membership interest in GAIM, which was previously sold to FireRock in 2012, by issuing a convertible note in the amount of $250,000, which was originally due on December 31, 2013 and extended to and paid on January 6, 2014. The holder of the note was entitled to convert all or a portion of the convertible note plus any unpaid interest into shares of common stock at a lesser of $0.35 per share or 10% discount to the market value the day prior to the date of conversion. The Company determined that the embedded conversion option to be a derivative instrument.  This derivative was adjusted to fair value at each balance sheet with the changes in fair value recognized in operations prior to its extinguishment in January 2014. For the nine months ended September 30, 2014, the Company recognized a gain related to this derivative liability upon its liquidation of $35,714 in other income (expense) again.

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

Cash, due from clearing organizations, accounts receivable, advances to registered representatives and employees, accounts payable and accrued expenses, commission payable – The carrying amounts reported in the consolidated balance sheets for these items are a reasonable estimate of fair value due to their short term nature.

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

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of September 30, 2014 and December 31, 2013.

September 30, 2014	Level 1	Level 2	Level 3	Total
Derivative financial instruments	$ -	$ -	$ 402,000	$ 402,000

December 31, 2013	Level 1	Level 2	Level 3	Total
Derivative financial instruments	$ -	$ -	$ 1,603,514	$ 1,603,514

The following table presents the Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs for the derivative warrants:

Balance, December 31, 2013	$ 1,603,514

Cancellation of derivative liability included in other (income) expenses	(35,714)
Change in fair value included in other (income) expenses	(1,165,800)

Balance, September 30, 2014	$ 402,000

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

Weighted average assumptions used to estimate the fair value of stock options on the date of grant are as follows:

July 17, 2012
Expected dividend yield	$ 0
Expected stock price volatility	130%
Risk free interest rate	0.32%
Expected life (years)	3 years

The stock-based compensation related to the Plan, included in stock compensation expense in the consolidated statements of operations, was $13,580 and $60,554 for the three months ended September 30, 2014 and 2013, and $135,594 and $181,662 for the nine months then ended, respectively.

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

December 27, 2012
Expected dividend yield	$ 0
Expected stock price volatility	140%
Risk free interest rate	0.25%
Expected life (years)	2.5 years

The stock-based compensation related to this option, included in stock compensation expense in the consolidated statements of operations, was $0 and $9,315 for the three months ended September 30, 2014 and 2013, and $20,492 and $27,599 for the nine months then ended, respectively.

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

Weighted average assumptions used to estimate the fair value of stock options on the date of grant are as follows:

January 29, 2013
Expected dividend yield	$ 0
Expected stock price volatility	120%
Risk free interest rate	0.15%
Expected life (years)	1 year

The Company will issue new shares of common stock upon the exercise of outstanding stock options.  The following is a summary of stock option activity:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2013	2,375,000	$ 0.44	1.43 years	$ -
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled and expired	-	-	-	-
Forfeited	-	-	-	-

Outstanding at September 30, 2014	2,375,000	$ 0.44	0.76 years	$ -

Vested and expected to vest at September 30, 2014	2,375,000	$ 0.44	0.76 years	$ -

Exercisable at September 30, 2014	2,375,000	$ 0.44	0.76 years	$ -

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the three and nine months ended September 30, 2014.

As of September 30, 2014, approximately $11,000 of total unrecognized compensation costs will be recognized $5,000 in the remaining three months of 2014 and $6,000 in 2015.

8.  CONVERTIBLE PROMISSORY NOTES

	September 30,	December 31,
	2014	2013

Convertible promissory notes with interest at 12% per annum, convertible into common shares at the fixed price of $0.25 per share. Maturity dates range from December 31, 2014 to November 11, 2018, net of unamortized discount of $445,484 and $686,289, respectively. (A)

	$ 329,516	$ 313,711

Convertible promissory notes with interest at 12% per annum, convertible into common shares at fixed price of $0.35 per share. Matured on May 30, 2013 (B)	-	354,515

Convertible promissory notes with interest at 12% per annum, convertible into common shares at a fixed price of $0.35 per share. Maturity dates range from October 13, 2014 to October 22, 2014, net of unamortized discount of $7,886 and $115,873, respectively.(D)	242,656	334,127

Convertible promissory notes with interest at 8% per annum, convertible into common shares at a fixed price of $0.30 per share. Matured on October 13, 2013. (C)	250,000	250,000

Convertible promissory notes with interest at 9% per annum, convertible into common shares at the lesser of $0.35 per share or a 10% discount to the market value the day prior to the date of conversion. Matured and repaid on January 6, 2014.	-	250,000
	822,172	1,502,353
Less current portion:	(734,272)	(1,489,253)
Long-term portion:	$ 87,900	$ 13,100

(A)

The Company paid back four debt holders’ loans totaling $225,000 during three months ended September 30, 2014.

(B)

The Company paid back all principal and interest in August 2014.

(C)

On November 13, 2014, the Company extended the maturity date of this note to December 31, 2014 in exchange for (1) a new warrant to purchase 500,000 shares of common stock with an exercise price at $0.25 per share and a life of five years; and (2) an extension of all existing warrants for another five years and the lowering the warrants excise price to $0.25.  The Company needs to pay $100,000 principle within 10 days of the execution of this agreement.

(D) One note in the amount of $50,000, which was to mature on October 13, 2014, was fully repaid in September 2014. One note for $400,000, which matured on October 22, 2014, was repaid $100,000 in August 2014 and $50,000 in September 2014. The remaining balance of $250,000 was not repaid on its due date of October 22, 2014. On November 11, 2014, the Company extended the maturity date of this note to December 15, 2014. Under the agreement, the Company needs to pay $100,000 within 10 days of the execution of this agreement.

The Company recorded approximately $128,629 and $75,000 of interest expense pursuant to the amortization of the above note discounts for the three months ended September 30, 2014 and 2013, and $348,000 and $288,000 for the nine months then ended, respectively.

The intrinsic value for the convertible feature of outstanding convertible promissory notes as of September 30, 2014 and December 31, 2013 was approximately $0.

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

In May and June 2014, the Company sold and issued five promissory notes in the combined principal amount of $670,000 at a stated interest rate of 12% per annum with maturity dates of 2 to 3 months. In addition, the Company granted warrants to purchase 5,679,725 shares of common stock at an exercise price of $0.25 per share. The warrants have a life of 3 to 5 years and were fully vested on the date of the grant. In addition, the warrant agreement has a cashless exercise provision.

The gross proceeds from the sale of these notes of $670,000 were recorded net of a discount of $365,730, which was the relative fair value of the warrants. The debt discount was being accreted as additional interest expense ratably over the term of the notes. The Company has paid back all principal and interest accrued in July and August 2014.

10.  WARRANTS

On January 2, 2013, GAHI granted to a consultant of GAIM, warrants to purchase 1,000,000 shares of common stock. The warrants are exercisable at $0.25 per common share and expire on January 1, 2021.  400,000 warrants vested immediately upon signing the independent contractor agreement, with a fair value of approximately $91,000 at the grant date recognized during the nine months ended September 30, 2013. 50,000 warrants vest for every $25,000,000 assets under management (“AUM”) (up to 600,000 warrants for $300,000,000 AUM) brought into the Company.  Each of the 50,000 warrants is measured at its then-current lowest aggregate fair value at each of the interim reporting dates.  GAIM  currently has no assets under management.

Changes in the lowest aggregate fair values result in a change in the measure of compensation cost. Weighted average assumptions used to estimate the fair value of warrants on the date of grant are as follows:

January 2, 2013
Expected dividend yield	$ 0
Expected stock price volatility	120%
Risk free interest rate	1.25%
Expected life (years)	8 years

On April 30, 2013, the Company, Daniel D. Rubino, Robert M. Pickus, and George C. Dolatly (collectively, the “GCA Principals”) and GCA Ventures, LLC (“GCA”) entered into a management and investor rights agreement.  Pursuant to the agreement, the Company will receive financial and management consulting services from GCA and the GCA Principals in return for warrants to purchase a total of 2,500,000 common shares, at an exercise price of $0.25 per share, which will be issued and vested in three separate tranches. The first tranche of one million warrants were issued and vested concurrently with the signing.  The second and third tranche of 750,000 warrants were issued and vested six months and one year after the date of the agreement, respectively.  Each tranche of warrants is to expire seven years after issuance. The fair value of approximately $891,500 at the grant date is being recognized over the vesting period of one year. Weighted average assumptions used to estimate the fair value of warrants on the date of grant are as follows:

April 30, 2013
Expected dividend yield	$ 0
Expected stock price volatility	190%
Risk free interest rate	1.11%
Expected life (years)	7 years

The compensation related to the warrants, included in stock compensation expense in the consolidated statements of operations, was $0 and $200,587 for the three months ended September 30, 2014 and 2013, and $89,150 and $690,912 for the nine months then ended, respectively.

On March 13, 2014, the Company issued a three-year warrant to purchase 500,000 shares of common stock at $0.25 per share to a consultant pursuant to a consulting agreement. The warrant was fully vested when issued.  The fair value of approximately $252,800 at the grant date was recognized in the nine months ended September 30, 2014. Weighted average assumptions used to estimate the fair value of warrants on the date of grant are as follows:

March 13, 2014
Expected dividend yield	$ 0
Expected stock price volatility	288%
Risk free interest rate	0.74%
Expected life (years)	3 years

The following tables summarize the warrant activities:

Shares		Weighted Average Exercise Price	Weighted- Average Exercisable	Aggregate Intrinsic Value

Outstanding at December 31, 2013	21,271,487	$ 0.43	21,271,487	$ -

Granted	6,291,309	0.25	6,291,309	-
Expired	1,633,500	0.67	1,633,500	-
Cancelled and surrendered	-	-	-	-

Outstanding at September 30, 2014	25,929,296	$ 0.35	25,929,296	$ -

Exercise Price	Average Number Outstanding	Average Contractual Life	Average Exercise price	Warrants Exercisable
0.001 $0.25 to $0.75	4,038,062 21,891,234	1.50 3.14	$ 0.001 $ 0.35	4,038,062 21,891,234

	25,929,296	-	-	25,929,296

11.  NON-CONTROLLING INTEREST

As of September 30, 2014, the Company had two operating subsidiaries which were not wholly owned.  The Company had a 67% equity interest in Lillybell and a 67% equity interest in MGA. As of September 30, 2014 and December 31, 2013, the third party non-controlling interests were $(244,648) and $(235,672), respectively.

12.  RELATED PARTIES

Prior to July 13, 2012, the Company had a month-to-month agreement with Broad Sword Holdings, LLC, one of the Company’s stockholders, whereby Broad Sword Holdings, LLC provided office space to the Company, which was terminated in April, 2013.  In July 2013, the Company moved to a new location under another month to month agreement, which is charged at $14,500 per month. Since June 2014, the rent increased to $17,500 per month due to additional space occupied. In November 2014, the Company moved to a new location and entered into to a lease agreement with a monthly rental of $10,700, which expires on May 31, 2015. During the three months ended September 30, 2014 and 2013, the Company was charged approximately $48,000 and $43,000, respectively, and $138,000 and $215,000 for the nine months then ended for continuing and discontinued operation’s office space. Considering the discontinued operation still need to pay rent after sale and continuing operation can reduce certain rental payment after the sale of discontinued operation. The Company did not allocate the rent previously charged to the discontinued operation back to the continuing operation in the consolidated statements of operations.

The minimum future rentals under this lease as of September 30, 2014 are as follows:

Period Ending December 31,	Amount
2014	$31,200
2015	53,500
$84,700

Advances – related parties also represents advances to Broad Sword Holdings, LLC. Those advances are non-interest bearing and payable on demand.  At September 30, 2014 and December 31, 2013, the receivable was approximately $16,000.

13.  COMMITMENTS AND CONTINGENCIES

Litigation claims and settlements

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On October 10, 2013, GACOM settled a complaint with the National Futures Association for a fine of $50,000 for certain noncompliance with Commodity Futures Trading Commission regulations.  The fine has not been paid and is included in the accounts payable and accrued expenses at September 30, 2014 and December 31, 2013.

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

GACC has responded to multiple requests for documents and FINRA has taken on-the-record testimony. On October 27, 2014 FINRA indicated that it may recommend enforcement proceedings against GACC, the current and prior officers of GACC, but is willing to engage in discussions about its concerns.

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

On June 5, 2013, a former customer of GACC filed a statement of claim with the FINRA Dispute Resolution against GACC.   The claim alleges churning, unsuitability, breach of fiduciary duty, federal securities law violations, common law fraud, breach of contract, and negligent supervision and requests specified damages of $150,000 and also unspecified punitive damages, attorneys’ fees, interest, and costs.  The parties are in the process of completing their discovery obligations. The Company has responded to this claim by filing an answer that disputes the subject allegations and intends to contest this matter at the arbitration, which was scheduled to be heard by a panel of FINRA arbitrators on June 9, 2014 to June 13, 2014 and was subsequently postponed to October 2014. Management is unable to determine the ultimate outcome, if any, and its effects on the Company’s consolidated financial statements at this time. According to management, all the potential expenses or liability in excess of $25,000 will be covered by insurance.

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

On April 10, 2014, the Legal Section of FINRA formally notified GACC that it had made a preliminary determination to recommend that disciplinary action be brought against GACC for (1) failing to buy and sell corporate bonds at prices that were fair; and (2) failing to have in place a supervisory system that was reasonably designed to achieve compliance with applicable securities laws and regulations and FINRA rules.  GACC has responded and intends to contest this matter.  Management is unable to determine the ultimate outcome, if any, to the Company’s consolidated financial statements at this time.

On May 5, 2014, GAHI and GACC entered into a settlement agreement in the amount of $650,000 for a previous arbitration with a former Office of Supervisory Jurisdiction (“Claimant”), in which the Claimant alleged that GACC and various of its registered representatives (“Respondents”) engaged in a concerted course of action to wrest from him his book of business by wrongfully terminating an Office of Supervisory Jurisdiction Agreement (“OSJ Agreement”). The settlement agreement provides that GAHI will pay $650,000. The Company fully paid the settlement amount in June 2014.

GACC is involved in a FINRA arbitration commenced by a Claimant alleging various claims based on excessive and unsuitable trading activity, primarily involving bonds purchased on margin, and seeks $200,000 in compensatory damages in addition to unspecified punitive damages. This matter has been scheduled for a hearing in December 2014. According to management, all the potential expenses or liability in excess of $25,000 will be covered by insurance.

On July 2, 2014, an action was commenced by a group of individuals against GACC,  the Company, and chief executive officer of the Company, which assert claims for minimum wage and overtime violations under New York Labor Law, and seek damages in an amount to be determined at trial, plus interest, attorneys’ fees and costs. Pursuant to a stipulation, the time for defendants to answer, move or otherwise respond to the Complaint was extended to and including November 17, 2014.

Per agreement with the purchaser of GACC (Note 1), GAHI has agree to indemnify  the purchaser from losses, third party customer complaints and claims arising from or related to the operations of the GACC on or prior to July 31, 2014 for the GACC cases as mentioned above.  Such indemnification is limited to $250,000, subject to certain limitations and exclusions. As of September 30, 2014, the Company has made a litigation escrow deposit of $100,000 within its attorney’s escrow account, which can be used to reduce the indemnity obligations for the payment in settlement of such claims.

The Company and certain of its officers were named in connection with a demand for repayment of $695,000 by PMC LLC, in a letter dated October 16, 2014 relating to the Stock Purchase Agreement by and among GAHI and PMC Capital, LLC and Barbara Desiderio, dated as of August 5, 2014. The demand seeks repayment for expenditures made by GACC prior to the sale and meets certain minimum requirements in the Stock Purchase Agreement. At this time, the Company is unable to determine the ultimate outcome of the demand or whether it will result in a formal proceeding or action against the Company or any of its officers.

14.  SUBSEQUENT EVENTS

On November 11 and 13, 2014, the Company extended the due date of two of its notes that were in payment default until December 31, 2014 and December 15, 2014, respectively. See Note 8c and 8d for the terms of extensions.

In November 2014, the Company entered into a consulting agreement with a consultant for the identification, analysis and due diligence of investment opportunities in either the technology or digital media business. In consideration for the services to be provided, the Company granted the consultant 2,500,000 warrants to acquire 2,500,000 the company’s common stock at 0.25 per share.

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

Forward-looking Statements

Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as in certain other parts of this quarterly report on Form 10-Q (as well as information included in oral statements or other written statements made or to be made by Global Arena Holdings, Inc. (“GAHI”, with our subsidiaries “the Company”, “We”)) that look forward in time, are forward-looking statements made pursuant to the safe harbor provisions of the U.S. Private Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. Although GAHI believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by those statements. These risks, uncertainties and other factors include, but are not limited to GAHI’s ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors set forth in GAHI’s filings with the Securities and Exchange Commission, including without limitation to Quarterly Reports on Form 10-Q.

GAHI undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

Critical Accounting Policies

The Company’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Critical accounting policies for the registrant include revenue recognition, cash and cash equivalents, derivative financial instruments and accounting for the sale of Global Arena Capital Corp. (“GACC”) as a discontinued operation.

Basis of Accounting and Presentation

The accompanying consolidated financial statements include the accounts of GAHI and its wholly-owned and majority owned subsidiaries, GACC (through August 5, 2014, the date of sale), GAIM, GACOM, Lillybell, MGA (from January 29, 2013, the date of acquisition), and GATA (through March 7, 2013, the date of sale). All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company’s revenue recognition policies comply with SEC revenue recognition rules and FASB ASC 605-10-S99.  The Company earns revenues through various services it provides to its clients.  Advisory fees are on a contractual basis with the fee stipulated in the contract and are recognized based on the terms of the contract during the period the service is provided.  Insurance commissions are recognized at the later of the billing or the effective date of the related insurance policies, net of an allowance for estimated policy cancellations.

Customer security transactions and the related commission income and expenses are recorded as of the trade date.  The Company generally acted as an agent in executing customer orders to buy or sell listed and over-the-counter securities in which it did not make a market, and charged commissions based on the services the Company provides to its customers. The commission income of GACC is included in discontinued operations.

Derivative Financial Instruments

In connection with the issuance of certain warrants that include price protection, reset or anti-dilution provisions, the Company determined that these provision features are embedded derivative instruments pursuant to FASB ASC 815“Derivatives and Hedging.” These embedded derivatives are adjusted to fair value at each balance sheet date with the change recognized in operations.

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

Off-balance Sheet Arrangements

The Company has entered into a purchase agreement with the purchaser of GACC and has agreed to indemnify the purchaser from losses, third party customer complaints and claims arising from or related to the operations of GACC on or prior to July 31, 2014.  Such indemnification is limited to $250,000, subject to certain limitations and exclusions. As of September 30, 2014, the Company has made a litigation escrow deposit of $100,000 within its attorney’s escrow account, which can be used to reduce the indemnity obligations for the payment in settlement of such claims. Please refer to the consolidated financial statements Note 13 “Commitments and Contingencies” for additional information on other financial guarantees or other commitments to guarantee the payment obligations of any third parties.

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

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB and the SEC did not have, or are believed by management will not have, a material impact on the Company’s present or future consolidated financial statements.

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

The Company has generated recurring losses and cash flow deficits from continuing operations since inception and has had to continually borrow to continue operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or generate positive cash flows from operations.  As further described in “Liquidity and Capital Resources”, management believes that it will be successful in obtaining additional financing, from which the proceeds will be primarily used to execute its operating plan. The Company plans to use its available cash to continue the development and execution of its business plan and continue its business.  However, the Company can give no assurance that such financing will be available or on terms acceptable to the Company, or at all.  Should the Company not be successful in obtaining the necessary financing to fund its operations, and ultimately achieve adequate profitability and cash flows from operations, the Company would need to curtail certain or all of its operating activities.

There are no material commitments for capital expenditures at this time. There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from our continuing operations except for the fair value change on derivative financial instrument and settlement on arbitration.

The Company has indemnified the purchaser of GACC from losses and third party complaints and claims related to GACC’s operation through July 31, 2014 for up to $250,000. If it becomes necessary to indemnify the purchaser of GACC, this could have a significant effect on the Company’s net income (loss) and its continuing operations.

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

Liquidity and Capital Resources

As of September 30, 2014, the Company has an accumulated deficit of $1,824,706  and a working capital deficiency of $1,870,706.  Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

During the nine months ended September 30, 2014, the Company had a net loss from continuing operations of $(2,282,140), net income of $500,685, and net cash used in its operating activities was $1,565,149.  Comparatively, during the nine months ended September 30, 2013, the Company had a net loss from continuing operations of $(3,881,442), net loss of $(3,562,675) and net cash used in its operating activities amounted to $819,788.

During the nine months ended September 30, 2014, the Company had investing activities which was the sale of GACC with proceeds of $2,000,000.  Comparatively, during the nine months ended September 30, 2013, Global Arena Holding received proceeds of $35,714 from the sale of a 25% interest in GAIM, and proceeds of $495 from the sale of GATA, resulting in net cash provided by investing activities of $36,209.

During the nine months ended September 30, 2014, the Company, using proceeds of $904,987 from the issuance of promissory notes and with available cash, was able to pay down convertible debt of $1,704,000, resulting in net cash used by financing activities of $799,013 for the nine months ended September 30, 2014. Comparatively, during the nine months ended September 30, 2013, the Company received proceeds of $564,287 from the issuance of common stock and warrants, proceeds of $105,000 from convertible promissory notes, repaid $150,000 of convertible promissory notes and received advances of $16,878 from related parties, resulting in net cash provided by financing activities of $536,165 for the nine months ended September 30, 2013.

Management believed the sale of Global Arena Capital Corp, provided it with the ability to reduce the Company’s debt burden, and enhance shareholder value. The sale also gives Management the ability to refocus its future broker dealer operations away from retail sales and towards Institutional Sales and Investment Banking.

The sale also gives GAHI the ability to refocus on its acquisition and growth strategy for the Company’s subsidiary Global Arena Investment Management, a Registered Investment Advisory. Management intends to hire additional Registered Investment Advisors, and Sub Advisors, to assist in the growth of assets under management. Currently, Management is in the process of changing investment managers, and exploring the possibility of closing it’s off shore investment vehicle and opening a fully registered fund for US clients.

Management is currently in discussions regarding the potential asset acquisition of Elections Services Solutions  LLC (“ESS”), a US based company that provides comprehensive technology-enabled election services, primarily for Organized Labor Associations. ESS key employees have been in the elections business since 1981, and have managed over 6000 labor elections.  We are negotiating the principal terms and conditions of any such acquisition which would likely involve issuing restricted shares of our common stock as consideration, paying a cash purchase price and assuming certain liabilities. Our chairman is the son of one of the principal stockholder of ESS.  Accordingly, our chairman has recused himself from our board’s consideration of this potential acquisition.  There can be no assurance that our proposed acquisition will ultimately be consummated.

Going forward, Management will also focus on other investments with a specific interest in finance, technology and real estate.

Management believes that it will be able to continue its operations and further advance its acquisition plans. However, management cannot give assurances that such plans will materialize in the near term or on terms advantageous to the Company, or at all. Should the Company not be successful in its new business plans or obtain additional financing, the Company would need to curtail certain or all of its operating activities.

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. Our auditors have included a “going concern” modification in their auditors’ report dated April 15, 2014 included in our form 10k filed with the Securities and Exchange Commission .  A “going concern” modification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot presently be determined.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve our operating results.

Results of Operations

Nine Months Ended September 30, 2014 compared to the Nine Months Ended September 30, 2013.

Revenues from continuing operations for the nine months ended September 30, 2014 consisted of commissions and other revenue of $53,987 compared to $214,309 for the prior comparative nine months ended September 30, 2013, a decrease of $160,322 due to decreased activity in commodities.

Salaries and benefits and stock-based compensation from continuing operations totaled $888,569 for the nine months ended September 30, 2014 compared to $1,459,973 for the prior comparative nine months ended September 30, 2013, a decrease of $571,404 due to the reduced number of employees principally in the commodities group and certain warrants issued for consulting services which were fully amortized in the current period.

Professional fees from continuing operations for the nine months ended September 30, 2014 amounted to $582,547 compared to $586,841 for the prior comparative nine months ended September 30, 2013, an decrease of $4,294.

For the nine months ended September 30, 2014, we had occupancy expenses from continuing operations of $91,284, business development expenses of $300,026, regulatory fees of $2,159 and office and other expenses of $102,302, totaling $495,771. Comparatively, for the nine months ended September 30, 2013, we had occupancy expenses of $139,288, business development expenses of $246,412, regulatory fees of $16,225, and office and other expenses of $88,463 totaling $490,388.  Occupancy cost decreased by $48,004 due to our move to reduced office space resulting lower lease cost.

For the nine months ended September 30, 2014, we had a nonrecurring expense of $650,000 due to an arbitration settlement.

Total operating expenses for the nine months ended September 30, 2014 were $2,730,497 compared to $2,627,602 for the comparative nine months ended September 30, 2013, an increase of $102,895 principally due to the settlement of arbitration as discussed above.

For the nine months ended September 30, 2014, other income totaled $294,370 compared to other loss of $1,468,149 for the prior comparative nine months ended September 30, 2013, an increase of $1,762,569 which was principally due to the increase in the fair value of a derivative liability as a result of the decrease in our stock price.

Income from discontinued operations for the nine months ended September 30, 2014 amounted to $968,869 compared to $318,767 for the prior comparative nine months ended September 30, 2013, an increase of $650,102 principally due to the overall increase in the commission revenue of GACC.

Three Months Ended September 30, 2014 compared to the Three Months Ended September 30, 2013.

Revenues from continuing operations for the three months ended September 30, 2014 consisted of commissions and other revenue of $37,845 compared to $60,288 for the prior comparative three months ended September 30, 2013, a decrease of $22,443 due to decreased activity in commodities.

Salaries and benefits and stock-based compensation from continuing operations totaled $178,313 for the three months ended September 30, 2014 compared to $427,650 for the prior comparative three months ended September 30, 2013, a decrease of $249,337 due to the reduced number of employees principally in the commodities group and certain warrants issued for consulting services which were fully amortized in the current period.

Professional fees from continuing operations for the three months ended September 30, 2014 amounted to $158,578 compared to $115,684 for the prior comparative three months ended September 30, 2013, an increase of $42,894 due to additional professional time negotiating with promissory note holders to amend existing debts and issuing additional promissory notes.

For the three months ended September 30, 2014, we had occupancy expenses from continuing operations of $46,102, business development expenses of $88,873, regulatory fees of $523 and office and other expenses of $36,510, totaling $172,008. Comparatively, for the three months ended September 30, 2013, we had occupancy expenses of $22,622, business development expenses of $89,655, regulatory fees of $6,986, and office and other expenses of $25,053 totaling $144,316.  Occupancy cost increased by $23,480 due to the relocation of the Company.

Total operating expenses for the three months ended September 30, 2014 were $610,768 compared to $715,011 for the comparative three months ended September 30, 2013, an decrease of $104,243 principally due to decrease in salaries and stock-based compensation as discussed above.

Interest expense for the three months ended September 30, 2014 was $363,918 compared to $114,463 for the comparative prior three months ended September 30, 2013, an increase of $249,455 principally due to higher interest rates on convertible promissory notes and increased debt.  Change in the fair value of derivative liability for the three months ended September 30, 2014 was an increase $29,400 compared to reduction of $842,400 for the comparative three months ended September 30, 2013, an increase of $871,800 as a result of the decrease in our stock price.

Income from discontinued operations for the three months ended September 30, 2014 amounted to $241,435 compared to $74,222 for the prior comparative three months ended September 30, 2013, an increase of $167,213 principally due to the overall increase in commission revenue of GACC.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2014.  We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of September 30, 2014 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2014.  Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 10, 2013, GACOM settled a complaint with the National Futures Association for a fine of $50,000 for certain noncompliance with Commodity Futures Trading Commission regulations.  The fine has not been paid and is included in the accounts payable and accrued expenses at September 30, 2014 and December 31, 2013.

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

GACC has responded to multiple requests for documents and FINRA has taken on-the-record testimony. On October 27, 2014 FINRA indicated that it may recommend enforcement proceedings against GACC, the current and prior officers of GACC, but is willing to engage in discussions about its concerns.

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

On June 5, 2013, a former customer of GACC filed a statement of claim with the FINRA Dispute Resolution against GACC.   The claim alleges churning, unsuitability, breach of fiduciary duty, federal securities law violations, common law fraud, breach of contract, and negligent supervision and requests specified damages of $150,000 and also unspecified punitive damages, attorneys’ fees, interest, and costs.  The parties are in the process of completing their discovery obligations. The Company has responded to this claim by filing an answer that disputes the subject allegations and intends to contest this matter at the arbitration, which was scheduled to be heard by a panel of FINRA arbitrators on June 9, 2014 to June 13, 2014 and was subsequently postponed to October

2014. Management is unable to determine the ultimate outcome, if any, and its effects on the Company’s consolidated financial statements at this time. According to management, all the potential expenses or liability in excess of $25,000 will be covered by insurance.

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

On April 10, 2014, the Legal Section of FINRA formally notified GACC that it had made a preliminary determination to recommend that disciplinary action be brought against GACC for (1) failing to buy and sell corporate bonds at prices that were fair; and (2) failing to have in place a supervisory system that was reasonably designed to achieve compliance with applicable securities laws and regulations and FINRA rules.  GACC has responded and intends to contest this matter.  Management is unable to determine the ultimate outcome, if any, to the Company’s consolidated financial statements at this time.

On May 5, 2014, GAHI and GACC entered into a settlement agreement in the amount of $650,000 for a previous arbitration with a former Office of Supervisory Jurisdiction (“Claimant”), in which the Claimant alleged that GACC and various of its registered representatives (“Respondents”) engaged in a concerted course of action to wrest from him his book of business by wrongfully terminating an Office of Supervisory Jurisdiction Agreement (“OSJ Agreement”). The settlement agreement provides that GAHI will pay $650,000. The Company fully paid the settlement amount in June 2014.

GACC is involved in a FINRA arbitration commenced by a Claimant alleging various claims based on excessive and unsuitable trading activity, primarily involving bonds purchased on margin, and seeks $200,000 in compensatory damages in addition to unspecified punitive damages. This matter has been scheduled for a hearing in December 2014. According to management, all the potential expenses or liability in excess of $25,000 will be covered by insurance.

On July 2, 2014, an action was commenced by a group of individuals against GACC, the Company, and chief executive officer of the Company, which assert claims for minimum wage and overtime violations under New York Labor Law, and seek damages in an amount to be determined at trial, plus interest, attorneys’ fees and costs. Pursuant to a stipulation, the time for defendants to answer, move or otherwise respond to the Complaint was extended to and including November 17, 2014.

Per agreement with the purchaser of GACC (Note 1), GAHI has agree to indemnify  the purchaser from losses, third party customer complaints and claims arising from or related to the operations of the GACC on or prior to July 31, 2014 for the GACC cases as mentioned above.  Such indemnification is limited to $250,000, subject to certain limitations and exclusions. As of September 30, 2014, the Company has made a litigation escrow deposit of $100,000 within its attorney’s escrow account, which can be used to reduce the indemnity obligations for the payment in settlement of such claims.

The Company and certain of its officers were named in connection with a demand for repayment of $695,000 by PMC LLC, in a letter dated October 16, 2014 relating to the Stock Purchase Agreement by and among GAHI and PMC Capital, LLC and Barbara Desiderio, dated as of August 5, 2014. The demand seeks repayment for expenditures made by GACC prior to the sale and meets certain minimum requirements in the Stock Purchase Agreement. At this time, the Company is unable to determine the ultimate outcome of the demand or whether it will result in a formal proceeding or action against the Company or any of its officers.

The Company records legal costs associated with loss contingencies as incurred and accrued for all probable and estimable settlements.

Item 1A.  Risk Factors

Not applicable for smaller reporting company

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

As discussed in detail under Note 8, section c and d, GAHI has outstanding promissory notes which were considered in default.  The Company and the lender have extended the due dates of these outstanding promissory notes.

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

Dated: November 18, 2014

Global Arena Holding, Inc.

/s/John Matthews

   John Matthews,

   Chief Executive Officer

/s/Joshua Winkler

   Joshua Winkler,

   Chief Financial Officer