Form 10-Q/A
period 2014-09-30
Global Arena Holding, Inc.
filed 2014-11-20
CIK 1138724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q /A

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

November 20, 2014:  Common Stock  -  24,136,693

EXPLANATORY NOTE

This amendment to the Form 10-Q, as originally filed on November 18, 2014, is being filed solely to correct and clarify a disclosure under Note 13. Commitments and Contingencies, and to give similar disclosure under Part II, Item 1.

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

Named directors, officers, employees and/or registered representatives of GACC have been called before FINRA for on-the-record interviews in connection with certain FINRA inquiries. GACC has responded to multiple requests for documents and FINRA has taken on-the-record testimony. On October 27, 2014 FINRA indicated that it may recommend enforcement proceedings against GACC, our chairman John Matthews and Brian Joseph Hagerman, the former president and chief compliance officer of GACC. FINRA’s action is commonly referred to as a “Wells Notice” and is a preliminary determination by the FINRA staff to recommend disciplinary action against GACC and these individuals.  FINRA is not proposing disciplinary action against the Company.  The allegations are against GACC and these individuals and assert that there were violations of Sections 17(a)(2) and 5 of the Securities Act of 1933 (“Securities Act”); NASD Rules 3010 and 3040; and FINRA Rules 2010, 5122(b)(2) and 5122(b)(1)(B).  GACC and Messrs. Matthews and Hagerman are responding to this Wells Notice and believe that they have meritorious arguments. At this time, management is unable to determine what the ultimate outcome of these proceedings will be and whether there will be a material impact on the Company’s operations or the consolidated financial statements.

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

Named directors, officers, employees and/or registered representatives of GACC have been called before FINRA for on-the-record interviews in connection with certain FINRA inquiries. GACC has responded to multiple requests for documents and FINRA has taken on-the-record testimony. On October 27, 2014 FINRA indicated that it may recommend enforcement proceedings against GACC, our chairman John Matthews and Brian Joseph Hagerman, the former president and chief compliance officer of GACC. FINRA’s action is commonly referred to as a “Wells Notice” and is a preliminary determination by the FINRA staff to recommend disciplinary action against GACC and these individuals.  FINRA is not proposing disciplinary action against the Company.  The allegations are against GACC and these individuals and assert that there were violations of Sections 17(a)(2) and 5 of the Securities Act of 1933 (“Securities Act”); NASD Rules 3010 and 3040; and FINRA Rules 2010, 5122(b)(2) and 5122(b)(1)(B).  GACC and Messrs. Matthews and Hagerman are responding to this Wells Notice and believe that they have meritorious arguments. At this time, management is unable to determine what the ultimate outcome of these proceedings will be and whether there will be a material impact on the Company’s operations or the consolidated financial statements.

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

Dated: November 20, 2014

Global Arena Holding, Inc.

/s/John Matthews

   John Matthews,

   Chief Executive Officer

/s/Joshua Winkler

   Joshua Winkler,

   Chief Financial Officer