Form 10-K
period 2014-12-31
Global Arena Holding, Inc.
filed 2015-04-15
CIK 1138724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

 OR

[ ]  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 000-49819

GLOBAL ARENA HOLDING, INC.

(Exact name of Company in its charter)

Delaware	33-0931599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

1500 Broadway, Suite 505, New York, New York 10036

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

Indicate by check mark whether the registrant  is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $.001 par value common stock held by non-affiliates of the registrant was approximately $1,393,591.50

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of April 15, 2015 was 24,136,693 shares of its $.001 par value common stock.

No documents are incorporated into the text by reference.

Global Arena Holding, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2014

Table of Contents

PART I

ITEM 1.   BUSINESS

Global Arena Holding Inc. (“GAHI or the Company”), a Delaware corporation, is organized as a holding company, specializing in financial services and technology software companies. GAHI became a public company on May 18, 2011 when it successfully completed a reverse merger with China Stationary and Office Supply, Inc. (CSOF), an OTC Bulletin Board company.

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

Acquisition and Sale of Global Arena Capital Corp.

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

The purchase was from related parties who are also major stockholders of the Company. Since the Company and GACC were under common control, this transaction was treated similar to that of a pooling.

On August 5, 2014, GAHI entered into an Agreement with PMC Capital, LLC (“PMC Capital”) and Barbara Desiderio pursuant to which GAHI agreed to sell to PMC Capital all of the common stock of GACC, subject to the approval from FINRA.  The consideration for the GACC common stock was $2,100,000 and the forgiveness of the amounts payable by GAHI and its other subsidiaries to GACC of approximately $1,330,000

Pursuant to the terms of the Agreement, GAHI (i) sold 24.9% of the issued and outstanding shares of GACC’s common stock to PMC Capital as of the Agreement date; and (ii) and sold the remaining 75.1% of the common stock to PMC Capital subject to the receipt of all necessary and required approvals, including compliance with the applicable FINRA rules.  GAHI has agreed to indemnify PMC Capital from losses, third party customer complaints and claims arising from or related to the operations of the GACC on or prior to July 31, 2014.  Such indemnification is limited to $250,000, subject to certain limitations and exclusions. GAHI put into escrow $100,000 towards this indemnification, which subsequently was used for legal fees.

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

As a result of the sale of GACC, the Company recognized a gain from the sale of GACC as "Gain on sale of discontinued operations" in the Consolidated Statements of Operations. The operating results of GACC are reported as "Income from discontinued operations - net" in the Consolidated Statements of Operations for all periods presented.

Background on Global Arena Capital Corporation

Global Arena Capital Corporation (“GACC”), a New York corporation, is a registered broker-dealer and member of FINRA.  GACC clears its client accounts on a fully-disclosed basis through the Royal Bank of Canada Correspondent Services. GAHI owned 100% of GACC’s equity interests up through its sale on August 5, 2014.

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

GACC generated its revenues through commission revenue from registered representatives, investment banking services and insurance brokerage; however, future insurance brokerage activities are being conducted through our subsidiary, MGA International Brokerage LLC (“MGA”), a 66.67% majority owned subsidiary and a New York limited liability company, a full-service insurance broker.

In 2014, our business was largely related to the operations of GACC until the date of sale on August 5, 2014.  Subsequently, our focus became our investment advisory services through our subsidiary, Global Arena Investment Management LLC (“GAIM”).

Global Arena Commodities Corporation

Global Arena Commodities Corporation (“GACOM”), a New York corporation, became a member of the NFA in July 2009. GACOM’s NFA registration number is 0409315. GACOM is owned 100% by GAHI, and the day-to-day management of the business and affairs of GACOM was the responsibility of its CEO, Robert Cain, who had over 20 years of financial trading experience to the position. GACOM was focused on providing commodity brokerage facilities to professional traders, commodity trading advisors, commodity pool operators as well as offering managed futures accounts to institutional and individual investors.

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

GACOM ceased all operations in 2014 and the Company plans to close GACOM within the first six months of 2015, in line with its current business plan, as addressed in the Growth Strategy section.

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

The Company plans to close Lillybell Entertainment LLC within the first six months of 2015, in line with its new business plan, as addressed in the Growth Strategy section.

MGA International Brokerage LLC (“MGA”)

On January 29, 2013, we acquired 66.67% of the aggregate outstanding member interests of MGA, in exchange for an option to purchase 300,000 shares of the Company’s common shares.  Each option is exercisable into one share of common stock of the Company at an exercise price of $0.25 per common share.  The exercise period was for one year from the agreement date. The option has expired..

MGA is a full service insurance broker; Marc Goldin, the Managing Director, owns the remaining 33.3%. MGA provides a broad array of insurance and risk management products and services.

Global Arena Investment Management

Global Arena Investment Management LLC (“GAIM”) is a New York limited liability partnership and is an investment adviser registered with the SEC.   GAIM’s customer accounts are custodied through separately managed accounts at Fidelity Institutional Wealth Services. Prior to 2014, GAHI owned 75% of GAIM’s equity interests; FireRock Capital Inc. (“FireRock”) owned the remaining 25% of GAIM’s equity interests.  On November 25, 2013, the Company entered into a promissory note to deliver $250,000 to FireRock on or before December 26, 2013, and in return FireRock delivered 714,286 common shares of the Company and 25% membership interests in GAIM to the Company.  At such a time, all claims regarding the original deal were settled.

GAIM serves as the investment manager to Global Arena Macro Fund, LP, a Delaware limited partnership (the “Fund”).  The Fund was formed to invest all of its assets in Global Arena Master Fund, Ltd. a Cayman Islands exempted company incorporated with limited liability (“Master Fund”), through a “master-feeder” fund structure.  There are currently no assets in these funds.  The Fund is a shareholder of the Master Fund together with another existing entity, Global Arena Macro Fund, Ltd., a Cayman Islands exempted company incorporated with limited liability (“Offshore Feeder”).  Where the Offshore Feeder was formed for investment by non-US persons and US tax-exempt entities, the Fund was formed for investment by US taxable investors. GAIM has been inactive for the years ending December 31, 2014 and 2013. Currently, Management is in the process of changing investment managers, and has decided to close the Fund, Master Fund and the Offshore Feeder, and replace it with another US based fund (the “US Fund”).  The Company’s intent is for the US Fund to be a limited partnership organized under the laws of the State of Delaware.  The US Fund will be a private fund that is a hedge fund and will be operated to pool and manage the investments of the limited partners including one or more entities (a “Feeder Fund”) that may be organized by the General Partner or any of its affiliates for the purpose of investing in the US Fund.  The US Fund is expected to commence operations within the next six (6) months GAIM will close the existing Global Arena Macro Fund by June 30, 2015.

The new US based Global Macro Fund is being developed with Vicenda Asset Management AG, who signed a non binding term sheet on November 27, 2014, wherin GAHI intends to launch by the Third Quarter of 2015, a conservative global macro fund, where Viceda Asset Management will act as a sub advisor to a new fund. Under the terms of the agreement GAHI will pay to Vicenda Asset Management Fifty Percent, of the fees and profits (if any).

GAIM also plans on hiring independent registered investment advisers and intend to build Global Arena Investment Management (GAIM) in the following ways:

Wealth management and investment management

Wealth management

The Wealth Management Division of the registered investment advisor will allow advisors to concentrate on building a high-net-worth advisory practice.  The Global Arena Wealth Management Division is seeking advisors and teams that would like to break away from the traditional, product driven wire houses and private banks, as well as advisors who have outgrown the independent broker-dealers who typically don’t understand how the high-net-worth market works.  The high-net-worth market demands customization and service.  Global Arena Wealth Management plans to offer advisors the tools necessary to succeed in the high-net-worth market – a fully integrated financial services platform, compliance and operations support, and a firm that appreciates the unique demands of its clients and entrepreneurial spirit of its advisors.

Investment management

The Investment Management Division will be recruiting best-in-class investment managers who would like to leverage the institutional contacts of the Global Arena management team and advisory board.  We are seeking the manager who has a great track record, but needs the business development and marketing help to boost their assets under management.  Management plans to hire experienced and successful investment advisors.  We plan to add senior financial advisors with assets, proven skills and industry relationships on a highly selective basis. Collectively, their reputations, talents, integrity and dedication will hopefully be fuel for our success. Over the past several months, we have begun to receive a growing number of inquiries from senior, experienced, and productive investment advisors who have expressed interest in joining our company.

Operations

GAIM did not hold any funds or securities for our customers.  GAIM used the services of its clearing agent on a fully-disclosed basis.  GAIM formally cleared its transactions through Interactive Brokers, and Fidelity Advisor Platform, which was offered by a securities clearing firm that is a division of Fidelity.  However, given GAIM’s new venture with Vicenda Asset Management AG, GAIM is in discussions with several clearing agents, transfer agents, prime brokers and auditors, and may elect to appoint a new agents for its new Global Macro Fund.

In the new Global Macro Fund.  GAIM’s clearing agent will continue to processes all securities transactions and maintain customer accounts on a fee basis. The services of GAIM’s clearing agent will include billing and credit control, as well as receipt, custody and delivery of securities.  GAIM clearing agent will provide the operational support necessary to process, record and maintain securities transactions for our brokerage activities. GAIM’s clearing agent will provide these services to GAIM customers at a total cost that GAIM believes is less than it would cost us to process such transactions internally.  GAIM’s plan is to have the clearing agent lend funds to its customers (on a secured basis) through the use of margin credit

Growth Strategy for the Company

In 2015, Global Arena Holding, Inc.’s Management, in conjunction with its planned new Macro Hedge Fund, plans to pursue acquisitions or mergers of technology driven companies, and companies that may be able to use such technologies.

On January 15, 2015 Global Arena Holding Inc signed a non binding term sheet to acquire or merge with the Blockchain Technologies Corporation (BTC), a technology corporation with subsidiary companies. Discussions are ongoing but there can be no guarantee this deal will close.

Management continues its discussions regarding the potential asset acquisition of Elections Services Solutions LLC (“ESS”), a US based company that provides comprehensive technology-enabled election services, primarily for Organized Labor Associations. ESS key employees have been in the elections business since 1981, and have managed over 6000 labor elections.  We are negotiating the principal terms and conditions of such acquisition which would likely involve issuing restricted shares of our common stock as consideration, paying a cash purchase price and assuming certain liabilities. Our chairman is the son of one of the principal stockholders of ESS.  Accordingly, our chairman has recused himself from our Board’s consideration of this potential acquisition.  In anticipation, of this proposed acquisition, on February 25, 2015, Global Election Services, Inc. (“GES”), was established.  GES is a wholly owned subsidiary of the Company and is a corporation organized under the laws of the State of Delaware.

Going forward, Management plans to also focus on other investments with a specific interest in finance, technology and real estate.

In addition, the Company plans the following for 2015:

Seek the assistance of experienced consultants in hiring portfolio managers and develop potential strategies.

Continue to make asset purchases of companies synergistic to our core business.

Seek opportunities for co-managing investment funds both locally and internationally.

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

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing.

ITEM 1A.  RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The Company's moved to its new main office located at 1500 Broadway, 5th Floor, New York, New York 10036 from its former office at 555 Madison Avenue, 12th Floor, New York, New York, 10022.  These premises consist of approximately 3,000 square feet and are shared with its subsidiaries.  The Company has a lease for office space that ends in May, with the option to extend the lease on an as needed basis.   During the year ended December 31, 2014 and 2013, GAHI was charged approximately $145,000 and $222,000, respectively, for its office spaces.

ITEM 3.  LEGAL PROCEEDINGS.

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On October 10, 2013, GACOM settled a complaint with the National Futures Association for a fine of $50,000 for certain noncompliance with Commodity Futures Trading Commission regulations.  The fine has not been paid and is included in the accounts payable and accrued expenses at December 31, 2014 and 2013.

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

On May 5, 2014, GAHI and GACC entered into a settlement agreement in the amount of $650,000 for a previous arbitration with a former Office of Supervisory Jurisdiction (“Claimant”), in which the Claimant alleged that GACC and various of its registered representatives (“Respondents”) engaged in a concerted course of action to wrest from him his book of business by wrongfully terminating an Office of Supervisory Jurisdiction Agreement (“OSJ Agreement”). The settlement agreement provided that the Company pay $650,000 which has been included in discontinued operation. The Company fully paid the settlement amount in June 2014.

On July 2, 2014, an action was commenced by a group of individuals against GACC, the Company, and chief executive officer of the Company, which assert claims for minimum wage and overtime violations under New York Labor Law, and seek damages in an amount to be determined at trial, plus interest, attorneys’ fees and costs. Pursuant to a stipulation, the time for defendants to answer, move or otherwise respond to the Complaint was extended to and including April 30, 2015.

Per agreement with the purchaser of GACC. GAHI has agree to indemnify  the purchaser from losses related to third party customer complaints and claims arising from or related to the operations of the GACC on or prior to July 31, 2014 for the cases related to GACC.  Such indemnification is limited to $250,000, subject to certain limitations and exclusions. As of December 31, 2014, the Company has made a litigation escrow deposit of $100,000, which has been used for the payment of legal fees.

The Company and certain of its officers were named in connection with a demand for repayment of $695,000 by PMC LLC, in a letter dated October 16, 2014 relating to the Stock Purchase Agreement by and among GAHI and PMC Capital, LLC and Barbara Desiderio, dated as of August 5, 2014. The demand seeks repayment for expenditures made by GACC prior to the sale and to meet certain minimum requirements in the Stock Purchase Agreement. At this time, the Company is unable to determine the ultimate outcome of the demand or whether it will result in a formal proceeding or action against the Company or any of its officers.

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

Quarter Ended	High Bid	Low Bid
3/31/14	0.51	0.20
6/30/14	0.24	0.10
9/30/14	0.15	0.10
12/31/14	0.45	0.01

3/31/13	0.30	0.11
6/30/13	0.35	0.20
9/30/13	0.51	0.15
12/31/13	0.49	0.11

b)  Holders.  At April 15, 2015, there were approximately 344 shareholders of the Company.

c)  Dividends.  Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors.  No dividends on our common stock have ever been paid, and we do not anticipate that dividends will be paid on our common stock in the foreseeable future.

d)  Securities authorized for issuance under equity compensation plans.

Stock options plan

On June 27, 2011, the Board of Directors adopted a Stock Awards Plan (“Plan”).   The purpose of the Plan is to attract, retain and motivate employees, directors and persons affiliated with the Company and to provide such participants with additional incentive and reward opportunities.  The awards may be in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards, or any combination of the foregoing. The total number of shares of stock reserved and available for distribution under the Plan increased

to 3,000,000 from 1,750,000, pursuant to a December 2012 proxy vote by holders of a majority of the shares of GAHI.   On July 17, 2012, the Board of Directors approved the issuance of non-qualified stock options for the purchase of an aggregate of 1,725,000 shares of common stock under the Plan to certain employees, officers and directors.  The options are exercisable at $0.45 per common share and expire three years after their issuance.  The options are to vest over a two-to-three-year period with a fair value of approximately $500,000 at the grant date to be recognized over the vesting period.

On December 27, 2012, GAHI granted to an employee, an option to purchase 350,000 shares of common stock. The option is exercisable at $0.45 per common share and expires on July 17, 2015.  The option vested 50% in July 2013 and 100% in July 2014 with a fair value of approximately $58,000 at the grant date that was recognized over the vesting period.

Other options

On January 29, 2013, in connection with the acquisition of MGA, the Company issued an option to purchase 300,000 shares of common stock exercisable at $0.25 per common share, which expired on January 28, 2014.  The Company intends to extend the option for another year and expired in January 2015. The options vested on the grant date, with a fair value of approximately $34,000 at the grant date recognized in the year ended December 31, 2014.

The Company will issue new shares of common stock upon the exercise of outstanding stock options.  The following is a summary of stock option activity:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2012	2,075,000	$ 0.45	2.5 years	$ -
Granted	300,000	0.25	1.0 years	-
Exercised	-	-	-	-
Cancelled and expired	-	-	-	-
Forfeited	-	-	-	-

Outstanding at December 31, 2013	2,375,000	0.42	1.36 years	-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled and expired	-	-	-	-
Forfeited	-	-	-	-

Outstanding at December 31, 2014	2,375,000	$ 0.42	0.48 years	$ -

Vested and expected to vest at December 31, 2013	2,375,000	$ 0.40	1.2 years	$ -

Exercisable at December 31, 2013	1,303,500	$ 0.45	1.54 years	$ -

Vested and expected to vest at December 31, 2014	2,375,000	$ 0.42	0.48 years	$ -

Exercisable at December 31, 2014	2,375,000	$ 0.42	0.48 years	$ -

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

On March 13, 2015, the Company issued a six (6) month unsecured convertible promissory note in the principal amount of $100,000 at a stated interest rate of 12% per annum and a conversion price $0.25. The Company also issued 714,286 common shares of its treasury stock. In addition, the Company granted warrants to purchase 400,000 shares of common stock at an exercise price of $0.25 per share.

Warrants

On January 2, 2013, GAHI granted to a consultant of GAIM, warrants to purchase 1,000,000 shares of common stock. The warrants are exercisable at $0.25 per common share and expire on January 1, 2021.  400,000 warrants vested immediately upon signing the independent contractor agreement, with a fair value of approximately $91,000 at the grant date recognized in the year ended December 31, 2013. 50,000 warrants vest for every $25,000,000 assets under management (“AUM”) (up to 600,000 warrants for $300,000,000 AUM) brought into the Company. No additional warrants have vested and the consultant no longer works for GAIM.

On April 30, 2013, the Company, Daniel D. Rubino, Robert M. Pickus, and George C. Dolatly (collectively, the “GCA Principals”) and GCA Ventures, LLC (“GCA”) entered into a management and investor rights agreement.  Pursuant to the agreement, the Company will receive financial and management consulting services from GCA and the

GCA Principals in return for warrants to purchase a total of 2,500,000 common shares, at an exercise price of $0.25 per share, which will be issued in three separate tranches. The first tranche of one million warrants have been issued and vested concurrently with the signing.  The second and third tranche of 750,000 warrants were issued and vested six months and one year after the date of the agreement, respectively.  Each tranche of warrants is to expire seven years after issuance. The fair value of approximately $891,500 at the grant date was recognized over the vesting period.

On November 11, 2014, the Company entered into a consulting agreement with a consultant for the identification, analysis and due diligence of investment opportunities in either the technology or digital media business. In consideration for the services to be provided, the Company granted the consultant 2,500,000 warrants to acquire 2,500,000 the Company’s common stock at 0.25 per share and expire on November 11, 2017. The warrants vested immediately upon signing the independent contractor agreement with a fair value of approximately $374,000 at the grant date recognized in the year ended December 31, 2014.

The following tables summarize the warrants activities:

Shares		Weighted Average Exercise Price	Weighted- Average Exercisable	Aggregate Intrinsic Value

Outstanding at December 31, 2012	10,604,173	$ 0.33	10,604,173	$ -

Granted	11,267,314	0.25	11,267,314	-
Exercised	-	-	-	-
Cancelled and surrendered	-	-	-	-
Outstanding at December 31, 2013	21,871,487	0.30	21,871,487	-

Granted	16,852,989	0.18	16,852,989	-
Expired	2,812,630	0.49	2,812,630	-
Cancelled and surrendered	-	-	-	-

Outstanding at December 31, 2014	35,911,846	$ 0.24	35,911,846	$ 426,580

Exercise Price	Average Outstanding	Average Contractual Life	Average Exercise price	Warrants Exercisable
0.001 $0.25 to $0.75	5,399,742 30,512,104	1.25 3.47	$ 0.001 $ 0.29	5,399,742 30,512,104

	35,911,846	-	-	35,311,846

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

Critical Accounting Policies

The Company’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Critical accounting policies for the Company include revenue recognition, valuation of convertible promissory notes and related warrants, stock and stock option compensation, estimates, and derivative financial instruments.

The financial statements of the Company and subsidiaries include the accounts of GAHI and its wholly-owned subsidiaries and majority owned subsidiaries, GAIM, GACOM, Lillybell, MGA from January 29, 2013, the date of acquisition, and GATA through March 7, 2013, the date of sale. The operations of GACC are included through August 5, 2014, the date of sale and have been reflected as discontinued operations.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Customer security transactions and the related commission income and expenses were recorded as of the trade date.  The Company generally acted as an agent in executing customer orders to buy or sell listed and over-the-counter securities in which it did not make a market, and charged commissions based on the services the Company provides to its customers.

Goodwill

In accordance with FASB ASC 805 “Business Combinations” (“ASC 805”), the Company recognized at the acquisition date and measured at their fair values, the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired company.  Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations and is not amortized in accordance with FASB ASC 350, “Intangibles – Goodwill and Other” (“ASC 350”). ASC 350 addresses the amortization of intangible assets with defined lives and the impairment testing and recognition for goodwill and indefinite-lived intangible assets. The Company is required to evaluate the carrying value of its goodwill for potential impairment on an annual basis or more frequently if indicators arise. While the Company may use a variety of methods to estimate fair value for impairment testing, its primary methods are discounted cash flows and a market based analysis. When appropriate, the carrying value of these assets is reduced to fair value.

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

The options and warrants are valued using the Black-Scholes valuation method. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables.  These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected stock option and warrant exercise behaviors.

Because the Company’s stock options and warrants have characteristics different from those of its traded stock, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options and warrants.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB and the SEC did not have, are not believed by management to have, a material impact, or currently evaluating the potential impact of updated authoritative guidance on its consolidated financial statements on the Company’s present or future consolidated financial statements.

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

There are no material commitments for capital expenditures at this time. There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from our continuing operations except for the fair value change on derivative financial instruments and settlement on arbitration.

The Company has indemnified the purchaser of GACC from losses and third party complaints and claims related to GACC’s operations through July 31, 2014 for up to $250,000. If it becomes necessary to indemnify the purchaser of GACC, this could have a significant effect on the Company’s net income (loss) and its continuing operations.

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

Liquidity and Capital Resources

As of December 31, 2014, the Company has an accumulated deficit of $12,689,981 and a working capital deficiency of $2,313,385.  Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

During the year ended December 31, 2014, the Company had a loss from continuing operations of $2,617,133, net loss of $784,535, and net cash used in its operating activities was $1,962,320.  Comparatively, during the year ended December 31, 2013, the Company had a net loss from continuing operations of $4,477,313, net loss of $4,018,397 and net cash used in its operating activities amounted to $1,010,705.

For the year ended December 31, 2014, we received $2,000,000 as proceeds from the sale of GACC, resulting in net cash provided by investing activities of $2,000,000 for the period.

For the year ended December 31, 2013, we received $35,714 as proceeds from the sale of 25% interest in GAIM and $495 as proceeds from the sale of GATA.  As a result, we had net cash provided by investing activities of $36,209 for the period.

For the year ended December 31, 2014, the Company, using proceeds of $1,464,987 from the issuance of promissory notes with warrants and with available cash from the sale of GACC, was able to pay down convertible debt of $1,904,000 and advances from related parties of $7,300, resulting in net cash used in financing activities of $446,313 for the year ended December 31, 2014.

For the year ended December 31, 2013, the Company received proceeds of $475,000 from the issuance of common stock and warrants, and collected $89,286 of other receivables in connection with the issuance of common stock and warrants, proceeds of $630,000 from convertible promissory notes, repaid $150,000 of convertible promissory notes and received advances of $16,878 from related parties, resulting in net cash provided by financing activities of $1,061,164 for the year ended December 31, 2013.

In December 2014, the Company sold and issued convertible promissory notes in the principal aggregate amount of $500,000 at a stated interest rate of 12% per annum.  In addition, the Company granted warrants to purchase 6,200,000 shares of common stock at an exercise price of $0.25 per share.  The warrants have a life of 3 years and were fully vested on the date of the grant.  In addition, the warrant agreement has a cashless exercise provision.   The convertible promissory notes are to mature on June 30, 2015.  The holders of the notes are entitled to convert all or a portion of the convertible notes plus any unpaid interest, at the lender’s sole option, into shares of common stock at a conversion price of $0.25 per share.

The gross proceeds from the sale of the notes of $500,000 was recorded net of a discount of $298,000.  The debt discount was comprised of $288,000 for the relative fair value of the warrants and $10,000 for the beneficial conversion feature of the notes. The debt discount will be accreted as additional interest expense ratably over the term of the convertible notes.

In November 2014, the Company issued two convertible promissory notes in the principal aggregate amount of $60,000 at a stated interest rate of 12% per annum. The convertible promissory notes are to mature in February 2015 and subsequently extended to April 30, 2015.

On February 10, 2015, the Company issued an unsecured convertible promissory note in the principal amount of $75,000 at a stated interest rate of 12% per annum. The convertible note matures on August 30, 2015. The lender has the right to convert all or a portion of the convertible note plus any unpaid interest into shares at $0.25 per share.  Also, the Company issued a warrant to purchase 930,000 shares of common stock at $0.25 per share for a period of three years from the date of the convertible note.

Management believed the sale of Global Arena Capital Corp, provided it with the ability to reduce the Company’s debt burden, and enhance shareholder value. The sale also gave Management the ability to refocus its future broker dealer operations away from retail sales and towards Institutional Sales and Investment Banking.

The sale also gave GAHI the ability to refocus on its acquisition and growth strategy for the Company’s subsidiary Global Arena Investment Management, a Registered Investment Advisory. Management intends to hire Registered Investment Advisors, and Sub Advisors, to assist in the growth of assets under management. Currently, Management is in the process of changing investment managers, and exploring the possibility of closing it’s off shore investment vehicle and opening a fully registered fund for US clients.

Management is currently in discussions and has a non-binding letter of intent regarding the potential asset acquisition of Elections Services Solutions LLC (“ESS”), a US based company that provides comprehensive technology-enabled election services, primarily for Organized Labor Associations. ESS key employees have been in the elections business since 1981, and have managed over 6000 labor elections.  We are negotiating the principal terms and conditions of any such acquisition which would likely involve issuing restricted shares of our common stock as consideration, paying a cash purchase price and assuming certain liabilities. Our chairman is the son of one of the principal stockholder of ESS.  Accordingly, our chairman has recused himself from our Board’s consideration of this potential acquisition.  There can be no assurance that this proposed acquisition will ultimately be consummated.

Going forward, Management will also focus on other investments with a specific interest in finance, technology and real estate.

Management believes that it will be able to continue its operations and further advance its acquisition plans. However, management cannot give assurances that such plans will materialize and be successful in the near term or on terms advantageous to the Company, or at all. Should the Company not be successful in its new business plans or obtain additional financing, the Company would need to curtail certain or all of its operating activities.

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. Our auditors have included a “going concern” modification in their auditors’ report dated April 15, 2015.  A “going concern” modification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot presently be determined.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve our operating results

Results of Operations for the Year Ended December 31, 2014 compared to the Year Ended December 31, 2013

Revenues from continuing operations for the year ended December 31, 2014 consisted of commissions and other revenue of $28,416 compared to $260,544 for the prior year ended December 31, 2013, a decrease of $232,128 due to decreased activity in commodities.

Salaries and benefits and stock-based compensation from continuing operations totaled $1,375,822 for the year ended December 31, 2014 compared to $1,881,354 for the prior year ended December 31, 2013, a decrease of $505,532 due to the reduced number of employees principally in the commodities group and certain warrants issued for consulting services which were fully amortized in the current year.

Professional fees from continuing operations for the year ended December 31, 2014 amounted to $645,436 compared to $603,554 for the prior year ended December 31, 2013, an increase of $41,882 due to the increase of consulting fee.

For the year ended December 31, 2014, we had occupancy expenses from continuing operations of $100,244, business development expenses of $382,982, regulatory fees of $3,924 and office and other expenses of $152,535, totaling $639,685. Comparatively, for the year ended December 31, 2013, we had occupancy expenses of $121,126, business development expenses of $350,953, regulatory fees of $69,028, commissions of $71,285 and office and other expenses of $140,240 totaling $752,632.  Decrease in these expenses was $112,947 principally due to the decrease in occupancy cost of $20,882 due to our move to reduced office space resulting lower lease cost; regulatory fees decreased by $65,104 because the prior year included $50,000 in penalties related to GACOM; commissions decreased by $71,285 due to the inactive operation for GACOM in 2014; offset by increase in business development by $32,029 and increase in office and other expenses by $12,295 due to our efforts to increase business in investment advisory services.

Total operating expenses for the year ended December 31, 2014 were $2,660,943 compared to $3,237,540 for the year ended December 31, 2013, a decrease of $576,597 principally due to decrease in salaries and benefits and stock based compensation as discussed above.

For the year ended December 31, 2014, other income totaled $15,394 compared to other loss of $1,500,317 for the prior year ended December 31, 2013, an increase of $1,515,711 which was principally due to the increase in the fair value of a derivative liability as a result of the decrease in our stock price.  Interest expense, net in other income for the year ended December 31, 2014 was $1,156,720 compared to $780,550 for the prior year ended December 31, 2013, increased by $376,170, principally due to  more amortization for debt discount in 2014 compared to 2013.

Income from discontinued operations for the year ended December 31, 2014 amounted to $1,832,598 compared to $458,916 for the prior year ended December 31, 2013, an increase of $1,373,682 principally due to the gain on the sale of GACC.  GACC was sold on August 5, 2014 and resulted in a gain on disposition of $1,660,900 for the year ended December 31, 2014.

Disclosure of Contractual Obligations

Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Convertible Promissory Notes	$1,648,942	$1,148,942	$500,000	$ 0	$ 0
Promissory Notes	230,000	230,000	0	0	0
Total	$1,878,942	$1,378,942	$500,000	$ 0	$ 0

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Global Arena Holding, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Global Arena Holding Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Global Arena Holding Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for each of the years in the two year period ended December 31, 2014.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Arena Holding Inc. and Subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the years in the two year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements as of and for the years ended December 31, 2014 and 2013 have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 1 to the financial statements, the Company has suffered recurring losses since inception, experiences a deficiency of cash flow from operations, sold its principal operating business, is currently in default of certain outstanding notes, and has a stockholders’ deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Our opinion is not modified with respect to this matter.

/s/Wei Wei & Co. LLP

Flushing, New York

April 15, 2015

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

ASSETS	2014	2013

Current assets
Cash	$ 54,977	$ 463,610
Due from clearing organization	-	362,189
Advances to registered representatives and employees	-	100,385
Prepaid expenses	10,000	23,981
Other receivable	9,244	-

Total current assets	74,221	950,165

Fixed assets	-	3,286

Other assets
Goodwill	33,900	33,900
Security deposit	19,700	-
Receivable from related party	24,463	17,163
Other assets	19,458	12,198
Deposits with clearing organizations	-	50,003

Total other assets	97,521	113,264

TOTAL ASSETS	$ 171,742	$ 1,066,715

(Continued on next page)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

(continued from previous page)

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)	2014	2013

Current liabilities
Accounts payable and accrued expenses	$ 867,529	$ 595,825
Commission payable	452	554,180
Convertible promissory notes payable, in default	-	604,515
Convertible promissory notes payable,
net of debt discount of $290,717 and $315,262
at December 31, 2014 and 2013, respectively	858,225	884,738
Promissory notes payable	230,000	-
Derivative liability	431,400	1,603,514

Total current liabilities	2,387,606	4,242,772

Convertible promissory notes payable,
net of debt discount of $386,900 and $486,900
at December 31, 2014 and 2013, respectively	113,100	13,100

Total liabilities	2,500,706	4,255,872

Stockholders’ (deficiency)
Preferred stock, $0.001 par value; 2,000,000 authorized;
none issued and outstanding shares	-	-
Common stock, $0.001 par value; 100,000,000 shares	24,851	24,851
authorized; 24,850,979 shares issued at December 31,
2014 and 2013; 24,136,693 shares outstanding
at December 31, 2014 and 2013
Additional paid-in capital	10,834,699	9,189,971
Accumulated (deficit)	(12,689,981)	(11,918,307)

	(1,830,431)	(2,703,485)
Less: treasury stock, 714,286 shares at cost	(250,000)	(250,000)

Stockholders’ (deficiency) attributable to common stockholders	(2,080,431)	(2,953,485)
Noncontrolling interests	(248,533)	(235,672)

Total stockholders’ (deficiency)	(2,328,964)	(3,189,157)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)	$ 171,742	$ 1,066,715

See report of independent registered public accounting firm and notes to consolidated financial statements

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
Revenues
Commissions and other	$ 28,416	$ 260,544
Total revenues	28,416	260,544

Operating expenses
Salaries and benefits	497,512	615,441
Occupancy	100,244	121,126
Business development	382,982	350,953
Professional fees	645,436	603,554
Stock-based compensation	878,310	1,265,913
Commissions	-	71,285
Communication and data	4,756	20,798
Regulatory fees and penalties	3,924	69,028
Office and other	147,779	119,442
Total operating expenses	2,660,943	3,237,540

(Loss) from operations	(2,632,527)	(2,976,996)

Other income (expense)
Interest expense	(1,156,720)	(780,550)
Loss on sale of subsidiary	-	(2,353)
Change in fair value of derivative liability	1,172,114	(717,414)
Total other income (expenses)	15,394	(1,500,317)

Loss from continuing operations	(2,617,133)	(4,477,313)

Discontinued operations
Discontinued operations, net of tax	171,698	458,916
Gain on disposition of discontinued operations	1,660,900	-
Income from discontinued operations, net of tax	1,832,598	458,916

Net (loss)	(784,535)	(4,018,397)

Net (loss) attributable to noncontrolling interests	(12,861)	(102,696)
Net (loss) attributable to common stockholders	$ (771,674)	$ (3,915,701)

Basic and diluted:

(Loss) per share from continuing operations	$ (0.11)	$ (0.19)
Income per share from discontinued operations	0.08	0.02
Net (loss) per share	$ (0.03)	$ (0.17)

Weighted average number of common shares:
Basic and diluted	24,136,693	23,646,045

See report of independent registered public accounting firm and notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIENCY) FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Deficit	Interests	Total

Balance, December 31, 2012	21,948,937	$ 21,949	$ 6,247,736	-	$ -	$ (7,976,547)	$ (159,035)	$ (1,865,897)

Issuance of warrants in connection with convertible debt	-	-	536,428	-	-	-	-	536,428
Stock based compensation to employees	-	-	274,362	-	-	-	-	274,362
Issuance of warrants for consulting services	-	-	893,551	-	-	-	-	893,551
Issuance of common stock for consulting services	200,000	200	97,800	-	-	-	-	98,000
Proceeds from private placement	1,900,000	1,900	473,100	-	-	-	-	475,000
Issuance of common stock for conversion of debt	802,042	802	305,494	-	-	-	-	306,296
Reduction of conversion price and maturity date extension for convertible debt	-	-	208,000	-	-	-	-	208,000
Reclassification of derivative liability to equity	-	-	119,600	-	-	-	-	119,600
Issuance of options for acquisition of MGA	-	-	33,900	-	-	-	-	33,900
Purchase of treasury stock	-	-	-	(714,286)	(250,000)	(26,059)	26,059	(250,000)
Net (loss)	-	-	-	-	-	(3,915,701)	(102,696)	(4,018,397)

Balance, December 31, 2013	24,850,979	24,851	9,189,971	(714,286)	(250,000)	(11,918,307)	(235,672)	(3,189,157)

Issuance of warrants with debt	-	-	664,418	-	-	-	-	664,418
Extension of convertible debt	-	-	102,000	-	-	-	-	102,000
Issuance of warrants for consulting services	-	-	627,800	-	-	-	-	627,800
Stock based compensation to employees	-	-	161,359	-	-	-	-	161,359
Amortization of warrants for consulting services	-	-	89,151	-	-	-	-	89,151
Net (loss)	-	-	-	-	-	(771,674)	(12,861)	(784,535)

Balance, December 31, 2014	24,850,979	$ 24,851	$10,834,699	(714,286)	$(250,000)	$(12,689,981)	$ (248,533)	$ (2,328,964)

See report of independent registered public accounting firm and notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
Cash flows
Net (loss)	$ (784,535)	$ (4,018,397)
Adjustment to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	3,286	4,528
Accretion of debt discount	904,403	490,152
Stock-based compensation	878,310	1,265,913
Change in fair value of derivative liability	(1,172,114)	817,414
Loss on sale of GATA	-	2,353
(Gain) on sale of GACC	(1,660,900)	-
Change in operating assets and liabilities:
Due from clearing organization	362,189	110,824
Other receivable	(9,244)	-
Deposits with clearing organizations	50,003	-
Collection from (Advances to) registered representatives and employees	100,385	(12,129)
Other assets	(7,260)
Prepaid expenses	13,981	88,118
Rent deposit	(19,700)	-
Commissions payable	(553,728)	140,936
Accounts payable and accrued expenses	271,704	99,583
Net assets disposed of GACC	(339,100)	-
Net cash (used in) operating activities	(1,962,320)	(1,010,705)

Cash flows from investing activities
Proceeds from sale of 25% interest in GAIM	-	35,714
Proceeds from sale of GATA	-	495
Proceeds from sale of GACC	2,000,000	-
Net cash provided by investing activities	2,000,000	36,209

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	-	475,000
Collection of other receivable in connection with the issuance of common stocks and warrants	-	89,286
Proceeds from promissory notes with warrants	1,464,987	630,000
Repayment of convertible promissory notes	(1,904,000)	(150,000)
Advances to (from) related parties	(7,300)	16,878
Net cash (used in) provided by financing activities	(446,313)	1,061,164

Net change in cash	(408,633)	86,668
Cash, beginning of year	463,610	376,942
Cash, end of year	$ 54,977	$ 463,610

(Continued on next page)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Continued from previous page)

	2014	2013

Supplemental disclosure of cash flow information

Cash paid for income taxes	$ 5,855	$ 9,090

Cash paid for interest	$ 256,850	$ 246,354

Supplemental disclosure of non-cash investing and financing activities

Issuance of warrants in connection with debt	$ 664,418	$ 536,428

Reclassification of derivative liability to equity	$ -	$ 119,600

Issuance of options for the purchase of MGA	$ -	$ 33,900

Issuance of common stock and warrants for consulting services	$ 716,951	$ 991,551

Issuance of common stock for conversion of debt	$ -	$ 306,296

Reduction of conversion price and maturity date extension for convertible debt	$ -	$ 208,000

Issuance of note for purchase of treasury stock	$ -	$ 250,000

Intercompany payables to GACC forgiven on sale	$ 1,330,877	$ -

See report of independent registered public accounting firm and notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

1.  ORGANIZATION

Description of the Business

Global Arena Holding, Inc. (formerly, “Global Arena Holding Subsidiary Corp.”) (“GAHI”), was formed in February 2009, in the state of Delaware.  GAHI and its subsidiaries (the “Company”) is a financial services firm that services the financial community as follows:

Global Arena Investment Management LLC (“GAIM”), a wholly owned subsidiary, provides investment advisory services to its clients.  GAIM was formally registered with the SEC as an investment advisor, and  formally cleared all of its business through Fidelity Advisors (“Fidelity”), its correspondent broker.

Sale of Global Arena Capital Corp.

Global Arena Capital Corp. (“GACC”) was our wholly owned subsidiary through August 5, 2014 that was a full service financial services company. GACC was a broker-dealer registered with the Securities and Exchange Commission (“SEC”).  The Company was also a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Investor Protection Corp (“SIPC”). GACC was engaged in the securities business, which comprised several classes of securities transactions such as equities, corporate and municipal bonds, mutual funds, insurance and options, all of which they executed as risk-less principal and agency transactions.

On August 5, 2014, GAHI entered into an Agreement with PMC Capital, LLC (“PMC Capital”) and Barbara Desiderio pursuant to which GAHI agreed to sell its 100% interest in GACC to PMC Capital, subject to the approval from FINRA.  The cash consideration for the common stock was $2,000,000 and the forgiveness of the intercompany amounts payable by GAHI and its subsidiaries to GACC of $1,330,877.

Pursuant to the terms of the Agreement, GAHI (i) sold 24.9% of the issued and outstanding shares of GACC’s common stock to PMC Capital as of the Agreement date; and (ii) soon thereafter sold the remaining 74.1% of the common stock to PMC Capital subject to the receipt of all necessary and required approvals, including compliance with the applicable FINRA rules.  GAHI has agreed to indemnify PMC Capital from third party customer complaints and claims arising from or related to the operations of the GACC on or prior to July 31, 2014.  Such indemnification is limited to $250,000, subject to certain limitations and exclusions. GAHI was required to put into escrow $100,000 towards this indemnification, which has been used to pay legal expenses arising out of GACC.

The results of operations and the gain on the sale of GACC has been reported as discontinued operations as: 1) the operations and cash flows of GACC will be eliminated from the ongoing operations of the Company as a result of the sale and 2) the Company will not have any significant continuing involvement in the operations of GACC after the sale. The Company has presented the operations of GACC as discontinued operations, and retrospectively reclassified the operating results for all prior periods presented.

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

Revenue and operating expenses of the discontinued operations for the period through August 7, 2014 and for the year ended December 31, 2013 are as follows:

	For the Period Ended August 7, 2014	For the Year Ended December 31, 2013

Revenues
Commissions and other	$ 18,455,830	$10,864,301

Total revenues	18,455,830	10,864,301

Operating expenses
Commissions	15,481,994	8,124,205
Salaries and benefits	571,631	611,797
Occupancy	61,255	101,162
Business development	25,387	51,711
Professional fees	477,589	252,448
Legal settlement	650,000	-
Clearing and operations	881,268	980,109
Communication and data	5,439	45,613
Regulatory fees	64,135	160,714
Office and other	58,789	71,501

Total operating expenses	18,277,487	10,399,260

Income from operations	178,343	465,041

Income taxes	6,645	6,125
Income from discontinued operations	$ 171,698	$ 458,916

Acquisition of MGA International Brokerage LLC

On January 29, 2013, the Company entered into an agreement for the purchase of  66.67% of the aggregate outstanding member interests of MGA, in exchange for an option to purchase 300,000 shares of the Company’s common shares.  Each option is exercisable into one share of common stock of the Company at an exercise price of $0.25 per common share.  The exercise period was for one year from the agreement date, and expired subsequent to year end.

The acquisition was accounted for under the purchase method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805.  Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets of MGA based on their estimated fair values.  At the acquisition date, MGA had no material net assets.  The purchase price has been recorded as goodwill of $33,900 and principally consists of the synergies and business relationships with insurance customers expected from combining the operations of the Company and MGA.

In accordance with SEC Regulation S-X Rule 3-05, the acquisition of MGA did not meet the requirements of a significant subsidiary as of the acquisition date.  Therefore, no pro forma financial information related to the acquisition was required to be presented in accordance with SEC Regulation S-X Rule 11-01.

Sale of Global Arena Trading Advisors, LLC

On March 7, 2013, the Company sold its 100% interest in GATA to Courtney Smith for $500.  The related loss of $2,353 was included in the accompanying statement of operations for the year ended December 31, 2013.  In accordance with SEC Regulation S-X Rule 3-05, GATA was not a significant subsidiary as of the disposal date.  Therefore, no pro forma financial information related to the disposal was required to be presented in accordance with SEC Regulation S-X Rule 11-01. GATA had minimal activities and did not require disclosure as a discontinued operation.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company has generated recurring losses and cash flow deficits from its continuing operations since inception and has had to continually borrow to continue operating. In addition, with the sale of GACC, which was the Company’s principal operating business, the Company’s continuing operations are insufficient to support its ongoing activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations.  In November, 2014, management also entered into a non-binding letter of intent to purchase a company that provides comprehensive technology-enabled election services principally for organized labor, and whose chairman is the father of the Company’s Chief Executive Officer. The management of the Company is also in negotiation for other companies they believe will be beneficial to the Company’s operations. Management also has plans to launch a conservative global macro fund and is in discussion to hire a fund manager. Subsequent to year end through March 31, 2015, the Company raised an additional $175,000 from the issuance of convertible promissory notes. Management is hopeful that with its new focus on business operations and their ability to raise additional funds that the Company should be able to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of GAHI and its wholly-owned and majority owned subsidiaries, GAIM, GACOM, Lillybell, MGA from January 29, 2013, the date of acquisition, and GATA through March 7, 2013, the date of sale. The operations of GACC are included through August 7, 2014, the date of sale and have been reflected as discontinued operations for the periods presented.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company’s revenue recognition policies comply with SEC revenue recognition rules and the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-10-S99.  The Company earns revenues through various services it provides to its clients.  Advisory fees are on a contractual basis with the fee stipulated in the contract and are recognized based on the terms of the contract during the period the service is provided.  Insurance commissions are recognized at the later of the billing or the effective date of the related insurance policies, net of an allowance for estimated policy cancellations.

Customer security transactions and the related commission income and expenses were recorded as of the trade date.  GACC generally acted as an agent in executing customer orders to buy or sell listed and over-the-counter securities in which it did not make a market, and charged commissions based on the services the Company provided to its customers.

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

Goodwill

In accordance with FASB ASC 805 “Business Combinations” (“ASC 805”), the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree were recognized at the acquisition date and measured at their fair values as of that date.  Goodwill represents the excess of purchase price over the fair value of net assets acquired in a business combination and is not amortized in accordance with FASB ASC 350, “Intangibles – Goodwill and Other” (“ASC 350”). ASC 350 addresses the amortization of intangible assets with defined lives and the impairment testing and recognition for goodwill and indefinite-lived intangible assets. The Company is required to evaluate the carrying value of its goodwill for potential impairment on an annual basis or more frequently if indicators arise. While the Company may use a variety of methods to estimate fair value for impairment testing, its primary methods are discounted cash flows and a market based analysis. When appropriate, the carrying value of these assets is reduced to fair value.  No impairment to the carrying value of goodwill has been identified by the Company.

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

If the carrying amount exceeds the asset’s estimated future cash flows (discounted and with interest charges), the loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets.  Based on its assessments, the Company did not incur any impairment charges for the year ended December 31, 2014 and 2013.

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

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs, which are included in business development expenses, were deemed to be de minimus for the years ended December 31, 2014 and 2013.

Stock-Based Compensation

The fair value of stock options and stock warrants issued to third party consultants and to employees, officers and directors are recorded in accordance with the measurement and recognition criteria of FASB ASC 505-50, “Equity-Based Payments to Non-Employees” and FASB ASC 718, “Compensation – Stock Based Compensation,” respectively.

The options and warrants are valued using the Black-Scholes valuation method. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables.  These subjective variables include, but are not limited to the Company’s expected stock price volatility over the expected term of the awards, and actual and projected stock option and warrant exercise behaviors.

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes,” which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.  As of December 31, 2014 and 2013, the Company had deferred tax assets of approximately $4,626,000 and $3,787,000 for continuing operation, respectively, for net operating loss carryforwards, which were fully reserved by a valuation allowance due to the significant uncertainty with respect to their future realization.

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

3.  RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2015-01 – Income Statement – Extraordinary and Unusual Items (Subtopic 225-20). This ASU addressed the simplification of income statement presentation by eliminating the concept of extraordinary items. The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect a material impact on its consolidated financial statements.

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

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities: Elimination of Certain Financial Reporting Requirements”, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.  This ASU amends FASB ASC Topic 915, Development Stage Entities, to remove all incremental financial reporting requirements for development stage entities, thereby improving financial reporting by reducing the cost and complexity associated with providing that information. For public business entities, these amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.  Earlier implementation is allowed for any period where the reporting entity’s annual or interim financial statements have not yet been made available for issuance.  This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Companies are permitted to adopt this new rule following either a full or modified retrospective approach. Early adoption is not permitted. The FASB, subject to final approval, has agreed to defer the effective date of this ASU by one year. The Company has not yet determined the potential impact of this updated authoritative guidance on its consolidated financial statements.

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

Diluted net income per common share for years ended December 31, 2014 and 2013 excluded the diluted effect of common stock equivalents. In accordance with ASR 260, if their inclusion would be antidilutive to the income (loss) from continuing operations, they are to be excluded and the number of shares utilized shall be used in reporting all other diluted per share amounts. As the Company has losses from continuing operations for these periods, no common stock equivalents were utilized in the per share calculations. The Company’s common stock equivalents were excluded in the computation of diluted net (loss) per share since their inclusion would be anti-dilutive. Total shares issuable upon the exercise of all outstanding stock options, warrants and conversion of convertible promissory notes and their related accrued interest for the year ended December 31, 2014 and 2013 was as follows:

	2014	2013
Warrants	35,911,846	21,271,487
Convertible debt and accrued interest	6,768,237	8,495,897
Stock options	2,375,000	2,140,625

Common stock equivalents	45,055,083	31,908,009

5.  DERIVATIVE FINANCIAL INSTRUMENTS

In October 2010, in connection with a subscription agreement, the Company issued 2,231,250 warrants to an investor at an exercise price of $0.31 per share for 1,115,625 warrants and $0.35 per share for the remaining 1,115,625 warrants. The warrants had a term of three years. Per the terms of the subscription agreement, in the event the Company, at any time while all or any portion of these warrants are outstanding, sells any shares of common stock per share, or issue common stock equivalents at a conversion price, less than the warrants’ exercise price, the warrant price will be adjusted accordingly. In accordance with the provisions of ASC 815-40, these warrants are subject to derivative accounting treatment under ASC 815-10 and are recorded as a liability which is revalued at fair value each reporting date. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date.  The Company reassesses the classification at each balance sheet date.  If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. The Company used the Black-Scholes valuation method to value the derivative instruments at inception and on subsequent valuation dates. The derivatives were extinguished on January 1, 2013 upon a mutual agreement reached between the Company and the warrants’ holder. Prior to extinguishment, the fair value of the derivatives measured using the Black-Scholes valuation method was $119,600, resulting in a gain of $3,800 recorded in the statements of consolidated operations for the year ended December 31, 2013.

On November 15, 2013, the expiration date of the remaining outstanding warrants to purchase 1,179,130 shares of common stock of the Company was extended until December 31, 2013, and subsequently for another two years and the warrants’ exercise prices were reduced to $0.25 and revalued accordingly. On December 31, 2014, the warrants were extended for another one year.

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

	December 31, 2014	December 31, 2013	Issuance, December 31, 2012
Expected volatility	491%	316%	140%
Risk free interest rate	0.67%	0.13%	0.25%
Expected life (years)	1.25	1	2

For years ended December 31, 2014 and 2013, the Company recognized a change in the derivative liabilities of $1,136,400 and $(785,500), respectively in other income (expense) related to this warrant derivative instrument.

On November 25, 2013, the Company repurchased 714,286 shares of its common stock and the 25% of membership interest in GAIM, which was previously sold to FireRock in 2012, by issuing a convertible note in the amount of $250,000, which was originally due on December 31, 2013 and extended to and paid on January 6, 2014. The holder of the note was entitled to convert all or a portion of the convertible note plus any unpaid interest into shares of common stock at the lesser of $0.35 per share or 10% discount to the market value the day prior to the date of conversion. The Company determined that the embedded conversion option to be a derivative instrument.  This derivative was adjusted to fair value at each balance sheet with the changes in fair value recognized in operations prior to its extinguishment in January 2014. For the year ended December 31, 2014 and 2013, the Company recognized a change in the derivative liabilities of $35,714 and $64,286, respectively in other income (expense) related to this derivative instrument.

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

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of December 31, 2014 and 2013.

December 31, 2014	Level 1	Level 2	Level 3	Total
Derivative financial instruments	$ -	$ -	$ 431,400	$ 431,400
Promissory notes	-	-	1,201,325	1,201,325

Total	$ -	$ -	$ 1,632,725	$ 1,632,725

December 31, 2013	Level 1	Level 2	Level 3	Total
Derivative financial instruments	$ -	$ -	$ 1,603,514	$ 1,603,514
Promissory notes	-	-	1,502,353	1,502,353

Total	$ -	$ -	$ 3,105,867	$ 3,105,867

The following table presents the Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs:

Balance, December 31, 2012	$2,218,115

Issuing promissory notes to purchase treasury stock	250,000
Proceeds from promissory notes	630,000
Repayment/Convert of promissory notes	(330,000)
Net change of debt discount	(360,062)
Cancellation of derivative liability	(119,600)
Fair value of the embedded conversion option	100,000
Change in fair value included in other (income) expenses	717,414

Balance, December 31, 2013	3,105,867

Proceeds from promissory notes	1,464,987
Repayment of promissory notes	(1,904,000)
Net change of debt discount	137,985
Cancellation of derivative liability included in other (income) expenses	(35,714)
Change in fair value included in other (income) expenses	(1,136,400)
Balance, December 31, 2014	$1,632,725

7. STOCK OPTIONS

Stock Option Plan

On June 27, 2011, the Board of Directors adopted a Stock Awards Plan (“Plan”).  The purpose of the Plan is to attract, retain and motivate employees, directors and persons affiliated with the Company and to provide such participants with additional incentive and reward opportunities.  The awards may be in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards, or any combination of the foregoing. The total number of shares of stock reserved and available for issuance under the Plan is 3,000,000.  On July 17, 2012, the Board of Directors approved the issuance of non-qualified stock options for the purchase of an aggregate of 1,725,000 shares of common stock under the Plan to certain employees, officers and directors. The options are exercisable at $0.45 per common share and expire three years after their issuance.  The options are to vest over a two-to-three-year period with a fair value of approximately $500,000 at the grant date to be recognized over the vesting period.

Weighted average assumptions used to estimate the fair value of stock options on the date of grant are as follows:

July 17, 2012
Expected dividend yield	$ 0
Expected stock price volatility	130%
Risk free interest rate	0.32%
Expected life (years)	3 years

The stock-based compensation related to the Plan, included in stock compensation expense in the consolidated statements of operations, was $140,867 and $237,104 for years ended December 31, 2014 and 2013, respectively.

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

The stock-based compensation related to this option, included in stock compensation expense in the consolidated statements of operations, was $20,492 and $37,258 for years ended December 31, 2014 and 2013, respectively.

 Other Options

As disclosed in Note 1, on January 29, 2013, in connection with the acquisition of MGA, the Company issued an option to purchase 300,000 shares of common stock exercisable at $0.25 per common share, which expired on January 28, 2014. The option was extended for another year and expired in January 2015. The options vested on the grant date, with a fair value of approximately $34,000 at the grant date which was recognized as goodwill.

Weighted average assumptions used to estimate the fair value of stock options on the date of grant are as follows:

January 29, 2013
Expected dividend yield	$ 0
Expected stock price volatility	120%
Risk free interest rate	0.15%
Expected life (years)	1 year

The Company will issue new shares of common stock upon the exercise of outstanding stock options.  The following is a summary of stock option activity:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2012	2,075,000	$ 0.45	2.5 years	$ -
Granted	300,000	0.25	1.0 years	21,000
Exercised	-	-	-	-
Cancelled and expired	-	-	-	-
Forfeited	-	-	-	-

Outstanding at December 31, 2013	2,375,000	0.42	1.36 years	-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled and expired	-	-	-	-
Forfeited	-	-	-	-

Outstanding at December 31, 2014	2,375,000	$ 0.42	0.48 years	$ -

Vested and expected to vest at December 31, 2013	2,375,000	$ 0.42	1.36 years	$ -

Exercisable at December 31, 2013	1,303,500	$ 0.45	1.54 years	$ -
-
Vested and expected to vest at December 31, 2014	2,375,000	$ 0.42	0.48 years	$ -

Exercisable at December 31, 2014	2,375,000	$ 0.42	0.48 years	$ -

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the years ended December 31, 2014 and 2013.

As of December 31, 2014, approximately $6,000 of unrecognized compensation costs will be recognized in 2015.

8.  CONVERTIBLE PROMISSORY NOTES

	December 31,	December 31,
	2014	2013

Convertible promissory notes with interest at 12% per annum, convertible into common shares at the fixed price of $0.25 per share. Maturity dates range from April 30, 2015 to November 11, 2018, net of unamortized discount of $677,584 and $686,289, respectively. (A)

	$ 570,816	$ 313,711

Convertible promissory notes with interest at 12% per annum, convertible into common shares at fixed price of $0.35 per share. Matured on May 30, 2013 (B)	-	354,515

Convertible promissory notes with interest at 12% per annum, convertible into common shares at a fixed price of $0.35 per share. Maturity dates range from October 13, 2014 to October 22, 2014, net of unamortized discount of $0 and $115,873, respectively.(D)	150,509	334,127

Convertible promissory notes with interest at 8% per annum, convertible into common shares at a fixed price of $0.30 per share. Matured on October 13, 2013. (C)	250,000	250,000

Convertible promissory notes for the purchase of treasury stock with interest at 9% per annum, convertible into common shares at the lesser of $0.35 per share or a 10% discount to the market value the day prior to the date of conversion. Matured and repaid on January 6, 2014.	-	250,000
	971,325	1,502,353
Less current portion:	(858,225)	(1,489,253)
Long-term portion:	$ 113,100	$ 13,100

 (A)

The Company paid back five debt holders’ loans totaling $325,000 during the year ended December 31, 2014.

In March 2015, the Company extended the maturity date for the remaining loans previously expired on December 31, 2014 to June 15, 2015.

In December, 2014, the Company sold and issued convertible promissory notes in the principal aggregate amount of $500,000 at a stated interest rate of 12% per annum.  In addition, the Company granted warrants to purchase 6,200,000 shares of common stock at an exercise price of $0.25 per share.  The warrants have a life of 3 years and were fully vested on the date of the grant.  In addition, the warrant agreement has a cashless exercise provision.   The convertible promissory notes are to mature on June 30, 2015.  The holders of the notes are entitled to convert all or a portion of the convertible notes plus any unpaid interest, at the lender’s sole option, into shares of common stock at a conversion price of $0.25 per share.

The gross proceeds from the sale of the notes of $500,000 was recorded net of a discount of $298,000.  The debt discount was comprised of $288,000 for the relative fair value of the warrants and $10,000 for the beneficial conversion feature of the notes. The debt discount will be accreted as additional interest expense ratably over the term of the convertible notes.

In November 2014, the Company issued two convertible promissory notes in the principal aggregate amount of $60,000 at a stated interest rate of 12% per annum. The convertible promissory notes were to mature in February 2015 and subsequently extended to April 30, 2015.

(B)

The Company paid back all principal and interest in August 2014.

(C)

In November 2014, the Company extended the maturity date of this note to December 31, 2014 in exchange for (1) a new warrant to purchase 500,000 shares of common stock at an exercise price at $0.25 per share and a life of five years; and (2) an extension of all existing warrants for another five years and the lowering of the warrants exercise price to $0.25. The above two consideration was recorded net of a discount of $102,000. In April 2015, the Company extended the maturity date to May 15, 2015.

(D) A note in the amount of $50,000, which was to mature on October 13, 2014, was fully repaid in September 2014. A note for $400,000, which matured on October 22, 2014, was repaid $100,000 in August 2014, $50,000 in September 2014 and $100,000 in December 2014. The remaining balance of $150,000 was not repaid on its due date of October 22, 2014. On November 11, 2014, the Company extended the maturity date of this note to December 15, 2014. On April 13, 2015, the lender agreed to another extension to extend the maturity date to May 15, 2015.  In exchange, the note amount increased by $50,000 (the default payment amount) to a total of $200,000.

The Company recorded approximately $904,000 and $490,000 of interest expense pursuant to the amortization of the above note discounts for the years ended December 31, 2014 and 2013, respectively.

The intrinsic value for the convertible feature of outstanding convertible promissory notes was approximately $0 as of December 31, 2014 and 2013.

9. PROMISSORY NOTES

On March 28, 2014, the Company issued a promissory note in the principal amount of $200,000 with interest at 10% per annum. The note matured on December 31, 2014. On April 8, 2015, the Company extended the maturity date to April 23, 2015. The lender has the right to convert all or a portion of the convertible note plus any unpaid interest into shares representing a 20% nonvoting membership interest in GAIM.

On March 31, 2014, the Company issued a promissory note in the principal amount of $30,000 with interest at 10% per annum. The note matured on January 13, 2015. On April 8, 2015, the Company extended the maturity date to April 23, 2015. The lender has the right to convert all or a portion of the convertible note plus any unpaid interest into shares representing a 3% nonvoting membership interest in GAIM.

In May and June 2014, the Company sold and issued five promissory notes in the combined principal amount of $670,000 with interest at 12% per annum with maturity dates of 2 to 3 months. In addition, the Company granted warrants to purchase 5,679,725 shares of common stock at an exercise price of $0.25 per share. The warrants have a life of 3 to 5 years and were fully vested on the date of the grant. In addition, the warrant agreement has a cashless exercise provision. The gross proceeds from the sale of these notes of $670,000 was recorded net of a discount of $365,730, which was the relative fair value of the warrants. The debt discount was being accreted as additional interest expense ratably over the term of the notes. The Company has paid back all principal and interest accrued in July and August 2014.

10.  WARRANTS

On January 2, 2013, GAHI granted to a consultant of GAIM, warrants to purchase 1,000,000 shares of common stock. The warrants are exercisable at $0.25 per common share and expire on January 1, 2021.  400,000 warrants vested immediately upon signing the independent contractor agreement, with a fair value of approximately $91,000 at the grant date recognized during the year ended December 31, 2013. 50,000 warrants vest for every $25,000,000 assets under management (“AUM”) (up to 600,000 warrants for $300,000,000 AUM) brought into the Company.  Each of the 50,000 warrants is measured at its then-current lowest aggregate fair value at each of the interim reporting dates.  GAIM currently has no assets under management.

Weighted average assumptions used to estimate the fair value of warrants on the date of grant are as follows:

January 2, 2013
Expected dividend yield	$ 0
Expected stock price volatility	120%
Risk free interest rate	1.25%
Expected life (years)	8 years

On April 30, 2013, the Company, Daniel D. Rubino, Robert M. Pickus, and George C. Dolatly (collectively, the “GCA Principals”) and GCA Ventures, LLC (“GCA”) entered into a management and investor rights agreement.  Pursuant to the agreement, the Company will receive financial and management consulting services from GCA and the GCA Principals in return for warrants to purchase a total of 2,500,000 common shares, at an exercise price of $0.25 per share, which will be issued and vested in three separate tranches. The first tranche of one million warrants were issued and vested concurrently with the signing.  The second and third tranche of 750,000 warrants were issued and vested six months and one year after the date of the agreement, respectively.  Each tranche of warrants is to expire seven years after issuance. The fair value of approximately $891,500 at the grant date was being recognized over the vesting period of one year. Weighted average assumptions used to estimate the fair value of warrants on the date of grant are as follows:

April 30, 2013
Expected dividend yield	$ 0
Expected stock price volatility	190%
Risk free interest rate	1.11%
Expected life (years)	7 years

The compensation related to the warrants, included in stock compensation expense in the consolidated statements of operations, was $89,150 and $802,350 for the years ended December 31, 2014 and 2013, respectively.

On March 13, 2014, the Company issued a three-year warrant to purchase 500,000 shares of common stock at $0.25 per share to a consultant pursuant to a consulting agreement. The warrant was fully vested when issued.  The fair value of approximately $252,800 was recognized on the date of grant. Weighted average assumptions used to estimate the fair value of the warrant on the date of grant are as follows:

March 13, 2014
Expected dividend yield	$ 0
Expected stock price volatility	288%
Risk free interest rate	0.74%
Expected life (years)	3 years

On November 11, 2014, the Company entered into a consulting agreement with a consultant for the identification, analysis and due diligence of investment opportunities in either the technology or digital media business. In consideration for the services to be provided, the Company granted the consultant 2,500,000 warrants to acquire 2,500,000 the Company’s common stock at 0.25 per share and expire on November 11, 2017. The warrants vested immediately upon signing the independent contractor agreement with a fair value of approximately $375,000 at the grant date recognized in the year ended December 31, 2014.

November 11, 2014
Expected dividend yield	$ 0
Expected stock price volatility	390%
Risk free interest rate	0.53%
Expected life (years)	3 years

The following tables summarize the warrant activities:

Shares		Weighted Average Exercise Price	Weighted- Average Exercisable	Aggregate Intrinsic Value

Outstanding at December 31, 2012	10,604,173	$ 0.33	10,604,173	$ -

Granted	11,267,314	0.25	11,267,314	-
Exercised	-	-	-	-
Cancelled and surrendered	-	-	-	-
Outstanding at December 31, 2013	21,871,487	0.30	21,871,487	-

Granted	16,852,989	0.18	16,852,989	-
Expired	2,812,630	0.49	2,812,630	-
Cancelled and surrendered	-	-	-	-

Outstanding at December 31, 2014	35,911,846	$ 0.24	35,911,846	$ 426,580

Exercise Price	Average Outstanding	Average Contractual Life	Average Exercise price	Warrants Exercisable
0.001 $0.25 to $0.75	5,399,742 30,512,104	1.25 3.47	$ 0.001 $ 0.29	5,399,742 29,912,104

	35,911,846	-	-	35,311,846

11.  RELATED PARTIES

Prior to July 13, 2012, the Company had a month-to-month agreement with Broad Sword Holdings, LLC, one of the Company’s stockholders, whereby Broad Sword Holdings, LLC provided office space to the Company, which was terminated in April, 2013.

Advances – related parties also represents advances to Broad Sword Holdings, LLC. Those advances are non-interest bearing and payable on demand.  At December 31, 2014 and 2013, the receivable was approximately $16,000.

In December 2014, the Company loaned $7,300 with interest at 3% to one of its potential acquisitions, Elections Services Solutions, LLC (“ESS”), which was repaid in full in March 2015. The chairman of the Board of ESS is the father of the Company’s Chief Executive Officer.

12. LEASES

In July 2013, the Company moved to a new location under a month to month agreement, which was charged at $14,500 per month. Commencing June 2014, the rent increased to $17,500 per month due to additional space occupied. In November 2014, the Company moved to a new location and entered into to a lease agreement with a monthly rental of $10,700, which expires on May 31, 2015. During the year ended December 31, 2014 and 2013, the Company was charged approximately $100,000 and $121,000 for continuing and discontinued operation’s office space.  The Company’s continuing operations reduced its space after the sale of discontinued operation. Accordingly, the Company did not allocate the rent previously charged to the discontinued operation back to continuing operations in the consolidated statements of operations. The minimum future rentals under this lease as of December 31, 2014 was approximately $53,000.

13. INCOME TAXES

As of December 31, 2014 and 2013, the Company had approximately $11,576,000 and $9,000,000, respectively, of Federal net operating loss carryforwards available to offset future taxable income.  These net operating losses which, if not utilized, begin expiring in 2028. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s net operating loss carryforwards may be subject to an annual limitation in the event of a change of control.

Deferred income taxes reflect the net tax effects of net operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible.

FASB ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized.  A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the length of carryback and carryforward periods, and expectations of future profits, etc.  The Company believes that significant uncertainty exists with respect to the future realization of the deferred tax assets and has therefore established a full valuation allowance as of December 31, 2014 and 2013.  The change in the deferred tax valuation allowance increased by approximately $839,000 and $1,454,000 during the years ended December 31, 2014 and 2013, respectively.

The components of deferred tax assets (liabilities) at December 31, 2014 and 2013 are as follows:

	2014	2013

Net operating losses	$4,626,000	$3,787,000
Less valuation allowance	(4,626,000)	(3,787,000)

Net deferred tax assets	$-	$-

For the years ended December 31, 2014 and 2013, the income tax provision (benefit) consists of the following:

	2014	2013

Deferred:
Federal	$(713,000)	$(1,236,000)
State and local	(126,000)	(218,000)
Change in valuation allowance	839,000	1,454,000

Income tax provision	$-	$-

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

Interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “interest expense, net” in the statement of operations.  Penalties would be recognized as a component of “general and administrative expenses.”  No interest or penalties were recorded during the years ended December 31, 2014 and 2013.  As of December 31, 2014 and 2013, no liability for unrecognized tax benefits was required to be reported.

The Company files income tax returns in the United States and in New York State and City.  The Company is no longer subject to Federal, state and local income tax examinations by the tax authorities for tax years prior to 2011.

The reconciliation between the statutory federal income tax rate (34%) and the Company’s effective rate for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013

Federal statutory rate	(34%)	(34%)
State and local tax, net of federal benefit	(6%)	(6%)
Non-deductible meals and entertainment	1%	1%
Valuation allowance	39%	39%

Effective rate	0%	0%

14.  COMMITMENTS AND CONTINGENCIES

Litigation claims and settlements

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On October 10, 2013, GACOM settled a complaint with the National Futures Association for a fine of $50,000 for certain noncompliance with Commodity Futures Trading Commission regulations.  The fine has not been paid and is included in the accounts payable and accrued expenses at December 31, 2014 and 2013.

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

On February 11, 2015, John S. Matthews was advised by the staff of FINRA’s Department of Enforcement (the “Staff”) that they intended to recommend that FINRA commence a disciplinary action against Mr. Matthews, in his former capacity as an executive of GACC for a violation of FINRA Rules 2010 and 8210 by failing to provide information to the Staff in what the Staff considered to be a timely manner. Mr. Matthews provided additional materials to FINRA subsequent to the February 11, 2015 notice and submitted a response to the Staff’s allegations on February 25, 2015, disputing the proposed charges against him. Mr. Matthews has at all times cooperated with the Staff’s inquiries and continues to do so.

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

On May 5, 2014, GAHI and GACC entered into a settlement agreement in the amount of $650,000 for a previous arbitration with a former Office of Supervisory Jurisdiction (“Claimant”), in which the Claimant alleged that GACC and various of its registered representatives (“Respondents”) engaged in a concerted course of action to wrest from him his book of business by wrongfully terminating an Office of Supervisory Jurisdiction Agreement (“OSJ Agreement”). The settlement agreement provided that the Company pay $650,000 which has been included in discontinued operation. The Company fully paid the settlement amount in June 2014.

On July 2, 2014, an action was commenced by a group of individuals against GACC, the Company, and chief executive officer of the Company, which assert claims for minimum wage and overtime violations under New York Labor Law, and seek damages in an amount to be determined at trial, plus interest, attorneys’ fees and costs. Pursuant to a stipulation, the time for defendants to answer, move or otherwise respond to the Complaint was extended to and including April 30, 2015.

Per agreement with the purchaser of GACC (Note 1), GAHI has agree to indemnify  the purchaser from losses related to third party customer complaints and claims arising from or related to the operations of the GACC on or prior to July 31, 2014 for the cases related to GACC.  Such indemnification is limited to $250,000, subject to certain limitations and exclusions. As of December 31, 2014, the Company has made a litigation escrow deposit of $100,000 within its attorney’s escrow account, which was used to pay legal fees.

The Company and certain of its officers were named in connection with a demand for repayment of $695,000 by PMC LLC, in a letter dated October 16, 2014 relating to the Stock Purchase Agreement by and among GAHI and PMC Capital, LLC and Barbara Desiderio, dated as of August 5, 2014. The demand seeks repayment for expenditures made by GACC prior to the sale and the failure to meet certain minimum requirements in the Stock Purchase Agreement. At this time, the Company is unable to determine the ultimate outcome of the demand or whether it will result in a formal proceeding or action against the Company or any of its officers.

15.  SUBSEQUENT EVENTS

On January 5 2015, the Company issued a convertible promissory note in the principal aggregate amount of $188,000 at a stated interest rate of 12% per annum with conversion price $0.35 for the consulting services provided and to be provided.  The convertible promissory notes are to mature on May 15, 2015.

In March and April 2015, the Company extended due date for its expired and expiring loans. (See Note 8 and 9)

On February 10, 2015, the Company issued an unsecured convertible promissory note in the principal amount of $75,000 at a stated interest rate of 12% per annum. The convertible note matures on August 30, 2015. The lender has the right to convert all or a portion of the convertible note plus any unpaid interest into shares at $0.25 per share.  Also, the Company issued a warrant to purchase 930,000 shares of common stock at $0.25 per share for a period of three years from the date of the convertible note.

In anticipation, of the proposed asset acquisition of Election Services Solutions, LLC, on February 25, 2015, Global Election Services, Inc. (“GES”), was established by the Company.  GES is a wholly owned subsidiary of the Company and is a corporation organized under the laws of the State of Delaware and is inactive.

On March 13, 2015, the Company issued a six month unsecured convertible promissory note in the principal amount of $100,000 at a stated interest rate of 12% per annum which is convertible into common stock of the Company at $0.25 per share. In addition, the Company granted warrants to purchase 400,000 shares of common stock at an exercise price of $0.25 per share. The Company also issued 714,286 common shares of the Company.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Controls and Procedures.

During the year ended December 31, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2014. Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures were not effective as of December 31, 2014 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The Executive Officers and Directors are:

Name	Position	Term(s) of Office
John Matthews	Chief Executive Officer	March 20, 2014 to present
	Director	October 27, 2010 to present

Anthony Crisci, Jr.	Chief Financial Officer	February 11, 2015 to present
Facundo Bacardi	Director	November 7, 2011 to present
Martin Doane	Director	November 7, 2011 to present

Resumes

John Matthews.  John Matthews has been the Chairman of the Board of Global Arena Holding since October 27, 2010.  From October 2010 to January 2012, Mr. Matthews was the chief executive officer of Global Arena Holding.  From January 2006 to February 2008, Mr. Matthews was the president of Clark Dodge, a FINRA registered broker/dealer.

From January 2003 to September 2005, Mr. Matthews was the chairman of JSM Capital Holding Corp., held the independent contractor agreement for two Office of Supervisory Jurisdictions with Finance Investments, Inc. and was responsible for the supervision of 35 registered representatives.

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

Anthony Crisci, Jr., age 45, is an attorney and certified public accountant with over twenty years of experience in tax, accounting, finance and corporate matters.  He was the associate general counsel for Health Quest Systems, Inc. from December 2009 until May 2014.  Since July 2014, he has been serving as a consultant to the Registrant.

Mr. Crisci, graduated from Hofstra University School of Law in May 1998, and received a B.B.A. in accounting from Hofstra University in May 1991.

Facundo Bacardi, age 47, is a current shareholder and member of the family that owns and controls Bacardi Ltd., a worldwide liquor manufacturer and distributor.  From 1979 to 1991, he was in charge of Bacardi’s manufacturing and distribution division for Nassau, Brazil, Trinidad and Central America.  Currently, Mr. Bacardi serves as a director of Suramericana de Inversiones, S.A., an investment company located in Panama, and has served in that capacity since 1990.  Mr. Bacardi is a founding shareholder of JSM Capital Holding Corp. and a significant shareholder of Global Arena.

Martin J. Doane, age 50, is a director of Global Arena Holdings Corp. since November 7, 2011.  He has been a founding partner and CEO of Ubequity Capital since 2006.  He served as vice president and secretary of Northern Empire Energy Corporation from March 20, 2012 to September 4, 2013.  He was the chief executive officer of Adenyo Inc. from 2004 through 2009.  He has served as the chief executive officer of MeeMee Media Inc. since April 2013.  We as the vice president and secretary of EnDev Holdings Inc. from July 2010 to April 2013.

Mr. Doane is a graduate of the University of Western Ontario and holds an LL.B. from Osgoode Hall Law School.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the Company must file a Form 4 reporting the acquisition or disposition of Company's equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply.  Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the Company's fiscal year.  Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder.  To our knowledge, based solely on a review of the copies of these reports furnished to it, the officers, directors, and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements during 2014.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to our executive officers.

Summary Compensation Table

Name and Principal Position	Cash Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John Matthews	2014	255,000	-	-	-	255,000
CEO	2013	252,000	-	-	-	252,000
Anthony Crisci, Jr.	2014	-	-	-	-	-
CFO	2013	-	-	-	-	-
Josh Winkler	2014	108,000	-	-	-	108,000
CFO (1)	2013	185,000	-	-	-	185,000

(1)

Mr. Winkler resigned as Chief Financial Officer as of February 11, 2015.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the stock options outstanding to Global Arena's executive officers.

Option Awards

Outstanding Equity Awards at December 31, 2014

Name	Number of Securities Underlying Unexercised Options/ Exercisable	Number of Securities Underlying Unexercised Options/ Unexercisable	Option Exercise Price	Option Expiration Date
John Matthews	500,000	0	$0.45	July 17, 2015
Anthony Crisci, Jr.	n/a	n/a	n/a	n/a
Josh Winkler	100,000	0	$0.45	July 17, 2015

Director Compensation

The following table set forth certain information as to the compensation paid to our Directors.

Summary Compensation Table

Name and Principal Position	Cash Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John S. Matthews	2014	255,000	-	-		255,000
Chairman	2013	252,000	-	-	-	252,000
Facundo Bacardi	2014	-	-	-		-
Director	2013	-	-	-	-	-
Martin Doane	2014	-	-	-		-
Director	2013	-	-	-	-	-

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the stock options outstanding to the Company's Directors.

Option Awards

Outstanding Equity Awards at December 31, 2014

Name and Principal Position	Number of Securities Underlying Unexercised Options/ Exercisable	Number of Securities Underlying Unexercised Options/ Unexercisable	Option Exercise Price	Option Expiration Date
John Matthews, Chairman	500,000	0	$0.45	July 17, 2015
Facundo Bacardi, Director	125,000	0	$0.45	July 17, 2015
Martin Doane, Director	200,000	0	$0.45	July 17, 2015

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of April 15, 2015, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

Name and Address	Amount	Percentage
John Matthews (1)	2,842,028 (direct)	11.44%
443 B 7th St.	1,042,157 (indirect)	4.19%
Far Rockaway, NY 11691

Anthony Crisci, Jr.	466,666	1.88%
1500 Broadway, 5th Floor
New York, NY 10036

Facundo Bacardi	0	0%
1500 Broadway, 5th Floor
New York, NY 10036

Martin Doane	0	0%
1500 Broadway, 5th Floor
New York, NY 10036

All Officers and Directors as a Group (2 persons)	3,308,694 (direct) 1,042,157(indirect)	13.31% 4.19%

UBEquity Capital Partners, Inc.	3,072,027	12.36%
36 Lombard St., Ste 700
Toronto Ontario, Canada M5C 2X3

(1)  Indirectly beneficially owns 1,042,157 common shares held by JSM Capital Holding Corp.

Based upon 24,850,979 outstanding common shares as of April 15, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Prior to July 13, 2012, the Company had a month-to-month agreement with Broad Sword Holdings, LLC, one of the Company’s stockholders, whereby Broad Sword Holdings, LLC provided office space to the Company, which was terminated in April, 2013.

Advances – related parties also represents advances to Broad Sword Holdings, LLC. Those advances are non-interest bearing and payable on demand.  At December 31, 2014 and 2013, the receivable was approximately $16,000.

In December 2014, the Company loans $7,300 with interest at 3% to one of its potential acquisitions, Elections Services Solutions, LLC (“ESS”), which was repaid in full in March 2015. The chairman of the Board of ESS is the father of the Company’s Chief Executive Officer.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed and estimated to be billed for the years ended December 31, 2014 and 2013 for professional services rendered by Wei, Wei & Co. LLP. for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the period ended December 31, 2014, were $92,400 and $92,600, respectively.

Audit related fees

The aggregate fees billed for the years ended December 31, 2014 and 2013 for assurance and related services by Wei, Wei & Co., LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements for that fiscal year were included in the above listed were $0 and $0, respectively.

Tax Fees

We incurred aggregate tax fees and expenses from Wei, Wei and Co., LLP during the years ended December 31, 2014 and 2013 for professional services rendered for tax compliance, tax advice, and tax planning of $15,500 and $15,500, respectively.

All Other Fees

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.  All of the services described above for fiscal year 2014 were approved by the board of directors pursuant to its policies and procedures.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2014 and 2013

Statements of Operations for the years ended December 31, 2014 and 2013

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2014 and 2013

Statements of Cash Flows for the years ended December 31, 2014 and 2013

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

NO.	DESCRIPTION	FILED WITH	DATE FILED
1.1	Form of Underwriting Agreement	Form SB-2	February 11, 2002
1.2	Form of Agreement Among Underwriters	Form SB-2	February 11, 2002
1.3	Form of Selected Dealer Agreement	Form SB-2	February 11, 2002
1.4	Form of Consulting Agreement with Schneider Securities, Inc.	Form SB-2	February 11, 2002
2.1	Form of Agreement and Plan of Merger between Dickie Walker Marine, Inc., a California corporation and Dickie Walker Marine, Inc., a Delaware Corporation	Form SB-2	February 11, 2002
2.2	Acquisition Agreement	Form 8-K	February 8, 2005
2.3	Amendment No. 2 to Acquisition Agreement	Form 8-K	July 20, 2005
2.4	Share Change Agreement	Form 8-K	April 13, 2006
2.5	Broker Dealer Stock Purchase Agreement	Form 8-K	August 8, 2014
3.1a	Articles of Incorporation for Montiel Marketing Group, Inc. as filed with the California Secretary of State on February 16, 2001	Form SB-2	February 11, 2002
3.1b	Certificate of Amendment to the Articles of Incorporation as filed with the California Secretary of State on February 16, 2002	Form SB-2/A	February 11, 2002
3.1c	Certificate of Incorporation for Dickie Walker Marine, Inc. as filed with the Delaware Secretary of State on February 4, 2002	Form SB-2	February 11, 2002
3.2a	Bylaws of the California corporation as adopted by its Board of Directors on October 10, 2000	Form SB-2	February 11, 2002
3.2b	Amended and Restated Bylaws of the Delaware corporation as adopted by its Board of Directors May 1, 2002	Form SB-2/A	May 13, 2002
3.3	Certificate of Amendment of Certificate of Incorporation of Dickie Walker Marine, Inc.	Form 8-K	July 20, 2006
4.1	Specimen stock certificate representing shares of common stock of the Company	Form SB-2/A	April 18, 2002
4.2	Form of Representative's Warrant	Form SB-2	February 11, 2002
4.3	Placement Agent's Warrant	Form SB-2	February 11, 2002
4.4	Form of Investor Note from 2001 Private Placement	Form SB-2	February 11, 2002
4.5	Selling Agent Agreement	Form 10KSB	December 29, 2004
4.6	Investor Promissory Note	Form 10KSB	December 29, 2004

4.7	Investor Warrant	Form 10KSB	December 29, 2004
4.8	Placement Agent's Warrants	Form 10KSB	December 29, 2004
4.9	Certificate of Designation for Preferred Stock	Form 8-K	April 13, 2006
4.10	Stock Option and Proxy	Form SC 13D	December 7, 2010
4.11	2011 Stock Awards Plan	Form S-8	July 6, 2011
10.1	$50,000 Promissory Note in favor of Gerald W. Montiel dated January 15, 2002	Form SB-2	February 11, 2002
10.2	$45,000 Promissory Note in favor of Gerald W. Montiel dated January 31, 2002	Form SB-2	February 11, 2002
10.3	Form of Reimbursement Agreement between Gerald W. Montiel and the Company dated February 1, 2002	Form SB-2	February 11, 2002
10.4	License Agreement between Gerald W. Montiel and the Company dated February 1, 2001	Form SB-2	February 11, 2002
10.5	Strategic Alliance Agreement with West Marine Products, Inc. dated October 19, 2001 (Confidential Treatment Requested)	Form SB-2/A	May 13, 2002
10.6	Facility Lease Agreement with WHMF dated February 1, 2002 for the facility located at 1414 South Tremont Street, Oceanside, California	Form SB-2	February 11, 2002
10.7	2002 Equity Incentive Plan	Form SB-2	February 11, 2002
10.8	Form of Lock-Up Agreement among the officers, directors and stockholders and the representative	Form SB-2	February 11, 2002
10.9	Form of Employment Agreement with Gerald W. Montiel dated February 1, 2002	Form SB-2	February 11, 2002
10.10	Equipment Lease Agreement with Emtex Leasing Corporation dated April 4, 2001	Form SB-2	February 11, 2002
10.11	Form of Stockholder Rights Agreement	Form SB-2/A	April 1, 2002
10.12	Lease Agreement	Form 10KSB	December 20, 2002
10.16	Separation Agreement and Complete Release	Form 8-K	October 21, 2003
10.17	Dick Walker Marine Inc. Code of Ethics	Form 10KSB	December 17, 2003
10.18	Financial and Code of Ethics Complaint Procedure Policy	Form 10KSB	December 17, 2003
10.19	Amendment to Strategic Alliance Agreement	Form 10KSB	December 17, 2003
10.20	Form of Parent Support Agreement	Form 8-K	February 8, 2005
10.21	Form of Lock-Up Agreement	Form 8-K	February 8, 2005

10.22	Consulting Agreement with Gerald Montiel	Form 8-K	February 8, 2005
10.23	Form of Incentive Stock Option Grant Under DWM 2002 Equity Incentive Plan	Form S-4	May 10, 2005
10.24	Form of Non-Qualified Stock Option Grant Under DWM 2002 Equity Incentive Plan	Form S-4	May 10, 2005
10.25	Mutual Lease Agreement	Form 8-K	October 14, 2005
10.26	Form of Employment Agreement with Gerald W. Montiel	Form 8-K	April 13, 2006
10.27	Form of Employment Agreement with Javier Vidrio	Form 8-K	April 13, 2006
10.28	Form of Consulting Agreement with Montiel Marketing Group	Form 8-K	April 13, 2006
10.29	Agreement and Plan of Reorganization	Form 8-K	January 25, 2011
10.30	Assignment and Assumption and Management Agreement	Form 8-K	January 25, 2011
10.31	Securities Purchase Agreement	Form 8-K	January 7, 2013
10.32	Amendment 1 to Securities Purchase Agreement	Form 8-K	January 25, 2013
10.33	Agreement of Sale	Form 8-K	January 31, 2013
10.34	Member Interests Purchase Agreement by and between the Company and Courtney Smith	Form 8-K	March 19, 3013
10.35	Management and Investor Rights Agreement	Form 8-K	May 10, 2013
10.36	Subordinated Promissory Note and Conversion Agreement between the Company and Jia Hui New Climate Investment Ltd.,	Form 8-K	December 4, 2013
10.37	Warrant to purchase common stock issued to Jia Hui New Climate Investment Ltd.	Form 8-K	December 4, 2013
10.38	Settlement agreement between the Company, GAIM and FireRock	Form 8-K	December 12, 2013
10.39	Securities purchase agreement between the Company, GAIM and FireRock	Form 8-K	December 12, 2013
10.40	Convertible Promissory Note and Warrant Purchase Agreement	Form 8-K	December 19, 2014
16.1	Letter from Ernst and Young LLP	Form 8-K	September 15, 2005
16.2	Letter from Mendoza Berger and Company, LLP	Form 8-K/A	June 30, 2006
16.3	Letter from Patricia and Zhao, LLC	Form 8-K/A	March 20, 2008
16.4	Auditor's Letter: P.C. Liu	Form 8-K/A	September 15, 2011
16.5	Change of Accountant Letter	Form 8-K	February 9, 2012
24.1	Limited Power of Attorney	Form 4	July 30, 2003
99.1	Certification for CEO	Form 10KSB	December 20, 2002

99.2	Certification for CFO	Form 10KSB	December 20, 2002
99.3	Press Release for Dickie Walker Marine, Inc.	Form 8-K	December 18, 2003

99.4	Press Release Dated February 11, 2004	Form 8-K	February 12, 2004
99.5	Press Release	Form 8-K	April 4, 2004
99.6	Press Release	Form 8-K	September 3, 2004
99.7	Press Release	Form 8-K	December 30, 2004
99.8	Press Release	Form 8-K	February 8, 2005
99.9	Press Release	Form 8-K	May 13, 2005
99.10	Press Release	Form 8-K	June 1, 2005
99.11	Press Release	Form 8-K	July 7, 2005
99.12	Press Release	Form 8-K	July 20, 2005
99.13	Press Release	Form 8-K	August 3, 2005
99.14	Press Release	Form 8-K	August 17, 2005
99.15	Press Release	Form 8-K	October 14, 2005

99.16	Press Release	Form 8-K	November 7, 2005
99.17	Press Release	Form 8-K	April 13, 2006
99.18	Agreement and Plan of Merger	DEF 14C	April 29, 2011
99.19	Section 262 of DGCL	DEF 14C	April 29, 2011
99.20	Share Purchase Agreement	Form 8-K	July 20, 2012
99.21	Financial Statements and Supplementary Information	Form 8-K	July 20, 2012
99.22	Financial Statements and Supplemental Schedule and Independent Auditor's Report and Supplemental Report on Internal Control and Independent Accountants' Report on Applying Agreed-Upon Procedures	Form 8-K	July 20, 2012
99.23	Statement of Financial Condition	Form 8-K	July 20, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Arena Holding, Inc.

/s/ John S. Matthews

By: John S. Matthews

Chief Executive Officer

Director

Date:  April 15, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/John Matthews	CEO, Controller	April 15, 2014
Director,
/s/Anthony Crisci, Jr.	CFO	April 15, 2014

/s/Facundo Bacardi	Director	April 15, 2014

/s/Martin Doane	Director	April 15, 2014