Form 10-K/A
period 2014-12-31
Global Arena Holding, Inc.
filed 2015-04-16
CIK 1138724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K /A

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

Explanatory Note

This amendment to the Form 10-K, as originally filed on April 15, 2015, is being filed solely to attach the interactive data files.  No other changes have been made.

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