Form 10-Q
period 2015-03-31
Global Arena Holding, Inc.
filed 2015-06-02
CIK 1138724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2015

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

June 1, 2015:  Common Stock  -  24,136,693

GLOBAL ARENA HOLDING, INC.

FORM 10-Q

For the three months ended March 31, 2015

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2015	December 31, 2014
	(Unaudited)

Current assets
Cash	$ 80,159	$ 54,977
Prepaid expenses	95,061	10,000

Total current assets	175,220	74,221

Other assets
Goodwill	33,900	33,900
Security deposit	19,700	19,700
Receivable from related party	17,163	24,463
Other assets	23,752	28,702

Total other assets	94,515	97,521

TOTAL ASSETS	$ 269,735	$ 171,742

Continued on next page

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Continued from previous page

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)	March 31, 2015	December 31, 2014
	(Unaudited)

Current liabilities
Cash overdraft	$ 32,244	$-
Accounts payable and accrued expenses	1,021,210	867,981
Convertible promissory notes payable,
net of debt discount of $274,126 and $290,717
at March 31, 2015 and December 31, 2014, respectively	1,237,816	858,225
Promissory notes payable	230,000	230,000
Deferred revenue	91,100	-
Derivative liability	817,700	431,400

Total current liabilities	3,430,070	2,387,606

Convertible promissory notes payable,
net of debt discount of $360,256 and $386,900
at March 31, 2015 and December 31, 2014, respectively	139,744	113,100

Total liabilities	3,569,814	2,500,706

Stockholders’ (deficiency)
Preferred stock, $0.001 par value; 2,000,000 authorized;
none issued and outstanding shares	-	-
Common stock, $0.001 par value; 100,000,000 shares	24,851	24,851
authorized; 24,850,979 shares issued at March 31,
2015 and December 31, 2014; 24,136,693 shares outstanding
at March 31, 2015 and December 31, 2014
Additional paid-in capital	10,983,799	10,834,699
Accumulated (deficit)	(13,812,405)	(12,689,981)

	(2,803,755)	(1,830,431)
Less: treasury stock, 714,286 shares at cost	(250,000)	(250,000)

Stockholders’ (deficiency) attributable to common stockholders	(3,053,755)	(2,080,431)
Noncontrolling interests	(246,324)	(248,533)

Total stockholders’ (deficiency)	(3,300,079)	(2,328,964)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)	$ 269,735	$171,742

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED)

	2015	2014
Revenues:
Commissions	$ 10,655	$ 14,217

Operating expenses
Salaries and benefits	69,385	149,666
Occupancy	43,742	22,589
Business development	90,856	120,100
Professional fees	179,737	116,683
Stock-based compensation	5,273	407,053
Office and other	15,327	43,276
Total operating expenses	404,320	859,367

(Loss) from operations	(393,665)	(845,150)

Other income (expense):
Interest expense	(340,250)	(162,613)
Change in fair value of derivative liability	(386,300)	847,314
Total other income (expense)	(726,550)	684,701

Loss from continuing operations	(1,120,215)	(160,449)

Discontinued operations
Discontinued operations, net of tax	-	(189,194)
Net (loss)	(1,120,215)	(349,643)

Income (loss) attributable to noncontrolling interests	2,209	(9,936)
Net (loss) attributable to common stockholders	$ (1,122,424)	$ (339,707)

Basic and diluted:
(Loss) per share from continuing operations	$ (0.05)	$ (0.01)
(Loss) per share from discontinued operations	-	(0.01)

Net (loss) per share	$ (0.05)	$ (0.02)
Weighted average number of common shares:
Basic and diluted	24,136,693	24,136,693

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED)

	2015	2014
Cash flows
Net (loss)	$ (1,120,215)	$ (349,643)
Adjustment to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	-	1,132
Accretion of debt discount	187,062	112,977
Stock-based compensation	5,273	407,053
Change in fair value of derivative liability	386,300	(847,314)
Change in operating assets and liabilities:
(Increase) in due from clearing organization	-	(364,418)
(Increase) in accounts receivable	-	(22,500)
(Increase) in advances to registered representatives and employees	-	(4,094)
Decrease (increase) in prepaid expenses and other current assets	12,889	(80,384)
Increase in commissions payable	-	654,896
Increase in deferred revenue	91,100	-
Increase in accounts payable and accrued expenses	248,229	624,986
Net cash (used in) provided by operating activities	(189,362)	132,691

Cash flows from investing activities
Repayment of advances from related parties	7,300	-

Cash flows from financing activities
Bank overdraft	32,244	-
Proceeds from promissory notes	175,000	229,987
Repayment of convertible promissory notes	-	(250,000)
Net cash provided by (used in) financing activities	207,244	(20,013)

Net change in cash	25,182	112,678
Cash, beginning of period	54,977	463,610

Cash, end of period	$ 80,159	$ 576,288

(Continued on next page)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED)

	2015	2014

Supplemental disclosure of cash flow information

Cash paid for income taxes	$ 50	$ 5,855

Cash paid for interest	$ -	$ 50,200

Supplemental disclosure of non-cash investing and financing activities

Value of warrants issued in connection with debt	$ 143,827	$ -

Promissory note issued for consulting services	$ 188,000	$ -

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED)

1.  ORGANIZATION

Organization

Global Arena Holding, Inc. (formerly, “Global Arena Holding Subsidiary Corp.”) (“GAHI”), was formed in February 2009, in the state of Delaware.  GAHI and its subsidiaries (the “Company”) is a financial services firm that services the financial community as follows (see Note 13):

Global Arena Investment Management LLC (“GAIM”), a wholly owned subsidiary, provides investment advisory services to its clients.  GAIM was formally registered with the SEC as an investment advisor, and formally cleared all of its business through Fidelity Advisors (“Fidelity”), its correspondent broker.

In January 2013, the Company acquired a 66.7% ownership interest in MGA International Brokerage LLC (“MGA”). MGA is a full service insurance broker, which provides a broad array of insurance and risk management products and services.

On February 25, 2015, Global Election Services, Inc. (“GES”), a wholly owned subsidiary was incorporated under the laws of the State of Delaware. GES provides comprehensive technology-enabled election services primarily for organized labor associations.

Sale of Global Arena Capital Corp.

Global Arena Capital Corp. (“GACC”) was our wholly owned subsidiary through August 5, 2014 and was a full service financial services company. GACC was a broker-dealer registered with the Securities and Exchange Commission (“SEC”).  The Company was also a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Investor Protection Corp (“SIPC”). GACC was engaged in the securities business, which comprised several classes of securities transactions such as equities, corporate and municipal bonds, mutual funds, insurance and options, all of which they executed as risk-less principal and agency transactions.

On August 5, 2014, GAHI entered into an Agreement with PMC Capital, LLC (“PMC Capital”) and Barbara Desiderio pursuant to which GAHI agreed to sell its 100% interest in GACC to PMC Capital, subject to the approval from FINRA.  The cash consideration for the common stock was $2,000,000 and the forgiveness of the intercompany amounts payable by GAHI and its subsidiaries to GACC of $1,330,877.

The results of operations of GACC has been reported as discontinued operations as: 1) the operations and cash flows of GACC were eliminated from the ongoing operations of the Company as a result of the sale and 2) the Company did not have any significant continuing involvement in the operations of GACC after the sale. The Company has presented the operations of GACC as discontinued operations, and retrospectively reclassified the operating results for the prior period presented.

Revenue and operating expenses of the discontinued operations for the three months ended March 31, 2014 are as follows:

For the Three Months Ended March 31, 2014

Revenues
Commissions and other	$ 7,574,733

Total revenues	7,574,733

Operating expenses
Commissions	6,270,050
Salaries and benefits	200,141
Occupancy	20,906
Business development	9,418
Professional fees	93,042
Clearing and operations	469,774
Regulatory fees	17,372
Settlement of litigation	650,000
Office and other	27,099

Total operating expenses	7,757,802

(Loss) from operations	(183,069)

Income taxes	6,125
(Loss) from discontinued operations	$ (189,194)

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company has generated recurring losses and cash flow deficits from its continuing operations since inception and has had to continually borrow to continue operating. In addition, with the sale of GACC in August 2014, which was the Company’s principal operating business, the Company’s continuing operations are insufficient to support its ongoing activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations.  In May, 2015, the Company entered into an agreement and plan of merger with Blockchain Technologies Corporation, which holds provisional patents and intellectual property for creating new 3D Blockchain technology.  The management of the Company is also in negotiations with other companies they believe should be beneficial to the Company’s operations. Subsequent to March 31, 2015, the Company raised an additional $115,000 from the issuance of convertible promissory notes. Management is hopeful that with its new focus on business acquisitions and their ability to raise additional funds that the Company should be able to continue as a going concern (see Note 13).

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of GAHI and its wholly-owned and majority owned subsidiaries, GES, GAIM, GACOM, Lillybell and MGA. The operations of GACC are included through August 7, 2014, the date of sale and have been reflected as discontinued operations for the period presented.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited interim consolidated financial statements of the Company as of March 31, 2015 and for the three months ended March 31, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the year ended December 31, 2014, previously filed with the SEC.  In the opinion of management, the interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2015.

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

Election services income is recognized at the presentation of the certification of the election results. The payments received in advance are recorded as deferred revenue on the balance sheet.

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

Goodwill

In accordance with FASB ASC 805 “Business Combinations” (“ASC 805”), the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree were recognized at the acquisition date and measured at their fair values as of that date.  Goodwill represents the excess of purchase price over the fair value of net assets acquired in a business combination and is not amortized in accordance with FASB ASC 350, “Intangibles – Goodwill and Other” (“ASC 350”). ASC 350 addresses the amortization of intangible assets with defined lives and the impairment testing and recognition for goodwill and indefinite-lived intangible assets. The Company is required to evaluate the carrying value of its goodwill for potential impairment on an annual basis or more frequently if indicators arise. While the Company may use a variety of methods to estimate fair value for impairment testing, its primary methods are discounted cash flows and a market based analysis. When appropriate, the carrying value of these assets is reduced to fair value.  No impairment to the carrying value of goodwill has been identified by the Company as of March 31, 2015.

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Convertible Debt

Convertible debt is accounted for under FASB ASC 470, “Debt – Debt with Conversion and Other Options.”  The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that has conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of any warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to the warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to additional paid-in capital.  The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing stock options, except that the contractual life of the warrant is used.  Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis.  The allocated fair value of the BCF and warrants are recorded as a debt discount and is accreted over the expected term of the convertible debt as interest expense.

The Company accounts for modifications of its Embedded Conversion Features (“ECF’s”) in accordance with the FASB ASC 470-50-40-12 and 40-15-16 which requires the modification of a convertible debt instrument that changes the fair value of an embedded conversion feature and the subsequent recognition of interest expense or the associated debt instrument when the modification does not result in a debt extinguishment pursuant to FASB ASC 470-50-40/55.

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

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs, which are included in business development expenses, were deemed to be de minimus for the three months ended March 31, 2015 and 2014.

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes,” which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.  As of March 31, 2015 and December 31, 2014, the Company had deferred tax assets of approximately $ 4,916, 000 and $4,550,000, respectively, for net operating loss carryforwards, which were fully reserved by a valuation allowance due to the significant uncertainty with respect to its future realization.

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

3.  RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-02—Consolidation (Topic 810). The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. This accounting standard updates is not expected to have an effect on the Company’s consolidated financial statements.

In January 2015, the FASB issued Accounting Standards Update ("ASU") ASU 2015-01 – Income Statement – Extraordinary and Unusual Items (Subtopic 225-20). This ASU addressed the simplification of income statement presentation by eliminating the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. This accounting standard update is not expected to have an effect on the Company’s consolidated financial statements.

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

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which amends the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, this ASU requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The guidance is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. This updated authoritative guidance did not have a material impact on the consolidated financial statements.

4.  NET INCOME (LOSS) PER SHARE

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”).  Under the provisions of ASC 260, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net loss per common share for three months ended March 31, 2015 and 2014 excluded the dilutive effect of common stock equivalents. In accordance with ASR 260, if their inclusion would be antidilutive to the income (loss) from continuing operations, they are to be excluded and the number of shares utilized shall be used in reporting all other diluted per share amounts. As the Company has losses from continuing operations for these periods, no common stock equivalents were utilized in the per share calculations. The Company’s common stock equivalents were excluded in the computation of diluted net (loss) per share since their inclusion would be anti-dilutive. Total shares issuable upon the exercise of all outstanding stock options, warrants and conversion of convertible promissory notes and their related accrued interest for the three months ended March 31, 2015 and 2014 were as follows:

	2015	2014
Warrants	38,136,449	13,275,916
Convertible debt and accrued interest	9,585,586	7,815,133
Stock options	2,075,000	2,140,625

Common stock equivalents	49,797,035	23,231,674

5.  DERIVATIVE FINANCIAL INSTRUMENTS

On December 31, 2012, in connection with an extension of the maturity date of certain convertible notes which were due on May 31, 2012, the Company issued the holder a warrant to purchase shares of common stock of the Company not exceeding 9.99% of the issued and outstanding shares and potential issuable shares related to outstanding options, warrants and convertible debt of the Company. The warrants, which were to expire on December 31, 2014, were extended to March 31, 2016. The Company determined that the anti-dilution provision feature of the warrants to be an embedded derivative instrument.  This derivative is adjusted to fair value at each balance sheet with the changes in fair value recognized in operations.  As of March 31, 2015 and December 31, 2014 the shares of common stock that the holder was entitled to purchase under the warrant were 6,294,345 and 5,399,742, respectively. The addition of 894,603 shares was due to the anti-dilution provisions of the warrant caused by the issuance of additional debt with warrants during the quarter ended March 31, 2015. The Company uses the

Black-Scholes valuation method to value the derivative instruments at inception and on subsequent valuation dates. Weighted average assumptions used to estimate fair values are as follows:

	March 31, 2015	December 31, 2014	Issuance, December 31, 2013
Expected volatility	508%	491%	316%
Risk free interest rate	0.23%	0.67%	0.13%
Expected life (years)	1	1.25	1

For the three months ended March 31, 2015 and 2014, the Company recognized a change in this derivative liability of $(386,300) and $811,600, respectively, in other income (expense).

On November 25, 2013, the Company repurchased 714,286 shares of its common stock and the 25% membership interest in GAIM, which was previously sold to FireRock in 2012, by issuing a convertible note in the amount of $250,000, which was originally due on December 31, 2013 and extended to and paid on January 6, 2014. The holder of the note was entitled to convert all or a portion of the convertible note plus any unpaid interest into shares of common stock at the lesser of $0.35 per share or 10% discount to the market value the day prior to the date of conversion. The Company determined that the embedded conversion price discount was a derivative instrument.  This derivative liability was adjusted to fair value at each balance sheet with the changes in fair value recognized in operations prior to its extinguishment in January 2014. For the three months ended March 31, 2015 and 2014, the Company recognized a change in this derivative liability of $0 and $35,714 in other income (expense).

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

Cash, accounts receivable, cash overdraft, accounts payable and accrued expenses and deferred revenue – The carrying amounts reported in the consolidated balance sheets for these items are a reasonable estimate of fair value due to their short term nature.

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

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of March 31, 2015 and December 31, 2014.

March 31, 2015	Level 1	Level 2	Level 3	Total
Derivative financial instruments	$ -	$ -	$ 817,700	$ 817,700
Promissory notes	-	-	1,607,560	1,607,560

Total	$ -	$ -	$ 2,425,260	$ 2,425,260

December 31, 2014	Level 1	Level 2	Level 3	Total
Derivative financial instruments	$ -	$ -	$ 431,400	$ 431,400
Promissory notes	-	-	1,201,325	1,201,325

Total	$ -	$ -	$ 1,632,725	$ 1,632,725

The following table presents the Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs for the derivative warrants:

Balance, December 31, 2014	$1,632,725

Proceeds from promissory notes	175,000
Promissory note issued for consulting services	188,000
Net accretion of debt discount	43,535
Change in fair value included in other (income) expenses	386,300
Balance, March 31, 2015	$2,425,260

7. STOCK OPTIONS

Stock Option Plan

On June 27, 2011, the Board of Directors adopted a Stock Awards Plan (“Plan”).  The purpose of the Plan is to attract, retain and motivate employees, directors and persons affiliated with the Company and to provide such participants with additional incentive and reward opportunities.  The awards may be in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards, or any combination of the foregoing. The total number of shares of stock reserved for issuance under the Plan is 3,000,000.  On July 17, 2012, the Board of Directors approved the issuance of non-qualified stock options for the purchase of an aggregate of 1,725,000 shares of common stock under the Plan to certain employees, officers and directors. The options are exercisable at $0.45 per common share and expire three years after their issuance.  The options are to vest over a two-to-three-year period with a fair value of approximately $500,000 at the grant date to be recognized over the vesting period.

Weighted average assumptions used to estimate the fair value of stock options on the date of grant are as follows:

July 17, 2012
Expected dividend yield	$ 0
Expected stock price volatility	130%
Risk free interest rate	0.32%
Expected life (years)	3 years

The stock-based compensation related to the Plan, included in stock compensation expense in the consolidated statements of operations, was $5,273 and $66,898 for the three months ended March 31, 2015 and 2014, respectively.

On December 27, 2012, GAHI granted to an employee, an option to purchase 350,000 shares of common stock. The option is exercisable at $0.45 per common share and expires on July 17, 2015.  The option vested 50% in July 2013 and 100% in July 2014 with a fair value of approximately $58,000 at the grant date which was recognized over the vesting period. The options granted to this employee became fully vested in March 2014 upon his departure from the Company in accordance with an arrangement with the Company. Weighted average assumptions used to estimate the fair value of stock options on the date of grant were as follows:

December 27, 2012
Expected dividend yield	$ 0
Expected stock price volatility	140%
Risk free interest rate	0.25%
Expected life (years)	2.5 years

The stock-based compensation related to this option, included in stock compensation expense in the consolidated statements of operations, was $0 and $20,492 for the three months ended March 31, 2015 and 2014, respectively.

 Other Options

On January 29, 2013, in connection with the acquisition of MGA, the Company issued an option to purchase 300,000 shares of common stock exercisable at $0.25 per common share, which expired on January 28, 2014. The option was extended for another year and expired in January 2015. The options vested on the grant date, with a fair value of approximately $34,000 which was recognized as goodwill.

Weighted average assumptions used to estimate the fair value of stock options on the date of grant are as follows:

January 29, 2013
Expected dividend yield	$ 0
Expected stock price volatility	120%
Risk free interest rate	0.15%
Expected life (years)	1 year

The Company will issue new shares of common stock upon the exercise of outstanding stock options.  The following is a summary of stock option activity:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2014	2,375,000	$ 0.42	0.48 years	$ -
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled and expired	300,000	$0.25	-	-
Forfeited	-	-	-	-

Outstanding at March 31, 2015	2,075,000	$ 0.45	0.30years	$ -

Vested and expected to vest at March 31, 2015	2,075,000	$ 0.45	0.30years	$ -

Exercisable at March 31, 2015	2,075,000	$ 0.45	0.30years	$ -

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the three months ended March 31, 2015.

As of March 31, 2015, approximately $879 of unrecognized compensation costs for the above options will be recognized in the second quarter of 2015.

8.  CONVERTIBLE PROMISSORY NOTES

	March 31,	December 31,
	2015	2014

Convertible promissory notes with interest at 12% per annum, convertible into common shares at the fixed price of $0.25 per share. Maturity dates range from June 15, 2015 to November 11, 2018, net of unamortized discount of $634,349 and $677,584, respectively. (A)

	$ 789,051	$ 570,816
Convertible promissory notes with interest at 12% per annum, convertible into common shares at a fixed price of $0.35 per share. Maturity dates of October 13, 2014 to October 22, 2014, net of unamortized discount of $0.(B)	338,509	150,509
Convertible promissory notes with interest at 8% per annum, convertible into common shares at a fixed price of $0.30 per share. Matured on October 13, 2013. (C)	250,000	250,000

	1,377,560	971,325
Less current portion:	(1,237,816)	(858,225)
Long-term portion:	$ 139,744	$ 113,100

(A)    In May 2015, the Company extended the maturity date for the loans previously expired on April 23, 2015 and April 30 2015 to June 15, 2015 and June 30, 2015, respectively.

In January and March 2015, the Company issued two convertible promissory notes in the principal aggregate amount of $175,000 at a stated interest rate of 12% per annum. In addition, the Company granted warrants to purchase 1,330,000 shares of common stock at an exercise price of $0.25 per share.  The warrants have a life of 3 years and were fully vested on the date of the grant.  In addition, the warrant agreements have a cashless exercise provision.  The debt discount was comprised of $79,274 for the relative fair value of the warrants and $ 64,554 for the beneficial conversion feature of the notes. The convertible promissory note for $75,000 matures on August 30, 2015 and the $100,000 note matures on September 13, 2015. In April 2015, the $100,000 loan was amended and the maturity date was changed to June 15, 2015. The holders of the notes are entitled to convert all or a portion of the convertible notes plus any unpaid interest, at the lender’s sole option, into shares of common stock at a conversion price of $0.25 per share.

(B)    A note for $400,000, which matured on October 22, 2014, was repaid $100,000 in August 2014, $50,000 in September 2014 and $100,000 in December 2014. The remaining balance of $150,000 was not repaid on its due date of October 22, 2014. On November 11, 2014, the Company extended the maturity date of this note to December 15, 2014. On April 13, 2015, the lender agreed to another extension to extend the maturity date to May 15, 2015.

On January 5, 2015, the Company issued another convertible promissory note for $188,000, convertible at $.35 per common share, for consulting services, which matured on May 15, 2015.

On May 21, 2015, these two notes were assigned to Capitoline Ventures II, LLC and were combined into a new convertible promissory note in the principal amount of $468,299 due on November 21, 2015. This includes accrued interest of approximately $30,000 plus a penalty for nonpayment of $100,000 charged in January 2015.  The new note bears no interest.  If the note is not paid when due, the note will include interest at 12% from the date of default.

(C)    In November 2014, the Company extended the maturity date of this note to December 31, 2014 in exchange for (1) a new warrant to purchase 500,000 shares of common stock at an exercise price at $0.25 per share with a five year life; and (2) an extension of all existing warrants for another five years and the lowering of the warrants exercise price to $0.25. The above two amendments were recorded, net of a discount of $102,000. In April 2015, the Company extended the maturity date to May 15, 2015. This note is currently in default and the Company is still in negotiations with the debt holder.

The Company recorded $187,062 and $112,977 of interest expense pursuant to the amortization of the above note discounts for the three months ended March 31, 2015 and 2014, respectively.

The intrinsic value for the convertible feature of outstanding convertible promissory notes was approximately $0 as of March 31, 2015 and December 31, 2014.

9.  WARRANTS

On April 30, 2013, the Company, Daniel D. Rubino, Robert M. Pickus, and George C. Dolatly (collectively, the “GCA Principals”) and GCA Ventures, LLC (“GCA”) entered into a management and investor rights agreement.  Pursuant to the agreement, the Company will receive financial and management consulting services from GCA and the GCA Principals in return for warrants to purchase a total of 2,500,000 common shares, at an exercise price of $0.25 per share, which were issued in three separate tranches. The first tranche of one million warrants was issued concurrently with the signing.  The second and third tranche of 750,000 warrants each were issued six months and one year after the date of the agreement, respectively.  Each tranche of warrants is to expire seven years after issuance. The fair value of approximately $891,500 at the grant date was recognized over the vesting period. Weighted average assumptions used to estimate the fair value of warrants on the date of grant are as follows:

April 30, 2013
Expected dividend yield	$ -
Expected stock price volatility	190%
Risk free interest rate	1.11%
Expected life (years)	7 years

The stock-based compensation related to this option, included in stock compensation expense in the consolidated statements of operations, was $0 and $66,863 for the three months ended March 31, 2014 and 2013, respectively.

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

March 13, 2014
Expected dividend yield	$ -
Expected stock price volatility	288%
Risk free interest rate	0.74%
Expected life (years)	3 years

The following tables summarize the warrant activities:

Shares		Weighted Average Exercise Price	Weighted- Average Exercisable	Aggregate Intrinsic Value

Outstanding at December 31, 2014	35,911,846	$ 0.24	35,911,846	$ 426,580

Granted	2,224,603	0.15	2,224,603	-
Exercised	-	-	-	-
Cancelled and surrendered	-	-	-	-

Outstanding at March 31, 2015	38,136,449	$ 0.24	38,136,449	$ 811,970

Exercise Price	Average Outstanding	Average Contractual Life	Average Exercise price	Warrants Exercisable
0.001 $0.25 to $0.75	6,294,345 31,842,104	1.00 3.21	$ 0.001 $ 0.28	6,294,345 31,842,104

	38,136,449	-	-	35,311,846

10.  RELATED PARTIES

In December 2014, the Company loaned $7,300 with interest at 3% to one of its potential acquisitions, Elections Services Solutions, LLC (“ESS”), which was repaid in full in March 2015. The chairman of the Board of ESS is the father of the Company’s Chief Executive Officer.

The Receivable from related parties represents advances to Broad Sword Holdings, LLC. owned by the Chief Executive Officer of the Company. These advances are non-interest bearing and payable on demand.  As of March 31, 2015 and December 31, 2014, the receivable was approximately $17,000 and $24,000.

11. LEASES

In November 2014, the Company moved to a new location and entered into to a lease agreement with a monthly rental of $10,700, which expires on May 31, 2015. For the three months ended March 31, 2015 and 2014, the Company was charged approximately $43,742 and $22,589 for continuing and discontinued operation’s office space.  The Company’s continuing operations reduced its space after the sale of GACC. Accordingly, the Company did not allocate the rent previously charged to the discontinued operations back to continuing operations in the consolidated statements of operations. The minimum future rentals under this lease as of March 31, 2015 were approximately $21,000.

12.  COMMITMENTS AND CONTINGENCIES

Litigation claims and settlements

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On October 10, 2013, GACOM settled a complaint with the National Futures Association for a fine of $50,000 for certain noncompliance with Commodity Futures Trading Commission regulations.  The fine has not been paid and is included in accounts payable and accrued expenses at March 31, 2015 and December 31, 2014.

Named directors, officers, employees and/or registered representatives of GACC have been called before FINRA for on-the-record interviews in connection with certain FINRA inquiries. GACC has responded to multiple requests for documents and FINRA has taken on-the-record testimony. On October 27, 2014 FINRA indicated that it might recommend enforcement proceedings against GACC, our chairman John Matthews and Brian Joseph Hagerman, the former president and chief compliance officer of GACC. FINRA’s action is commonly referred to as a “Wells Notice” and is a preliminary determination by FINRA staff to recommend disciplinary action against GACC and these individuals.  FINRA is not proposing disciplinary action against the Company.  The allegations are against GACC and these individuals and assert that there were violations of Sections 17(a)(2) and 5 of the Securities Act of 1933 (“Securities Act”); NASD Rules 3010 and 3040; and FINRA Rules 2010, 5122(b)(2) and 5122(b)(1)(B).  GACC and Messrs. Matthews and Hagerman are responding to this Wells Notice and believe that they have meritorious arguments. At this time, management is unable to determine what the ultimate outcome of these proceedings will be and whether there will be a material impact on the Company’s operations or the consolidated financial statements.

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

On July 2, 2014, an action was commenced by a group of individuals against GACC, the Company, and the chief executive officer of the Company, which asserts claims for minimum wage and overtime violations under New York State Labor Law, and seeks damages in an amount to be determined at trial, plus interest, attorneys’ fees and costs. Pursuant to a stipulation, the time for defendants to answer, move or otherwise respond to the Complaint was extended to and including June 1, 2015.

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

13.  SUBSEQUENT EVENTS

In April and May 2015, the Company issued unsecured convertible promissory notes in the aggregate amount of $140,000 at a stated interest rate of 12% per annum which are convertible into common stock of the Company at $0.25 per share. The convertible notes mature from June 30, 2015 to August 30, 2015. In addition, the Company granted warrants to purchase an aggregate amount of 1,741,000 shares of common stock at an exercise price of $0.25 per share.

On May 20, 2015, GAHI Acquisition Corp., a wholly owned subsidiary of the Company, was incorporated under the laws of the State of Delaware to be utilized for potential acquisitions.

On May 21, 2015, the lender in Note 8 (B) assigned the two notes to Capitoline Ventures II, LLC which have been combined into a new convertible promissory note in the principal amount of $468,299 due on November 21, 2015.

On April 20, 2015, the Board of Directors approved a strategic shift of the Company’s financial services operations by discontinuing three of its subsidiaries.  The subsidiaries are: 1) Global Arena Commodities Corporation (100% owned) which has been inactive, 2) Lillybell Entertainment LLC (“Lillybell”) (66.67% owned) which has also been inactive and 3) MGA International Brokerage LLC (“MGA”) (66.67% owned) which was an operating company.  The Board of Directors has agreed to offer the Company’s interest in Lillybell and MGA to each of their minority shareholders for One Dollar ($1.00).  Commencing with the quarter ended June 30, 2015, these operations and the gain (loss) on the discontinuance of these entities will be reflected in the Company’s financial statements as discontinued operations. These entities have combined assets and liabilities of approximately $70,000 and $81,000, respectively.  The Board believes that Global Arena Investment Management LLC, Global Election Services Inc., and the Blockchain Technologies Corporation potential merger provide the Company with better opportunities for the future.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto, included in Item 1 in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and as contained in that report, the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This discussion contains forward-looking information.  Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

The financial statements of the Company and subsidiaries include the accounts of GAHI and its wholly-owned subsidiaries and majority owned subsidiaries, GAIM, GACOM, Lillybell, MGA and GES from February 25, 2015, its incorporation date. The operations of GACC are included in the prior quarter have been reflected as discontinued operations since GACC was sold on August 5, 2014.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Election services income is recognized at the presentation of the certification of the election results. The payments received in advance are recorded as deferred revenue on the balance sheet.

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

Convertible Debt

Convertible debt is accounted for under FASB ASC 470, “Debt – Debt with Conversion and Other Options.”  The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that has conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of any warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to the warrants, if any, and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to additional paid-in-capital.  The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing stock options, except that the contractual life of the warrant is used.  Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis.  The allocated fair value is recorded as a debt discount and is accreted over the expected term of the convertible debt as interest expense.

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

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB and the SEC did not have, are not believed by management to have, a material impact, or are currently evaluating the potential impact of updated authoritative guidance on the Company’s present or future consolidated financial statements.

Trends and Uncertainties

The Company currently has minimal revenues and operations and is investigating potential businesses and companies for acquisition to create and/or acquire a sustainable business. Our ability to acquire or create a sustainable business may be adversely affected by our current financial conditions, availability of capital and/ or loans, general economic conditions which can be cyclical in nature along with prolonged recessionary periods, and other economic and political situations.

The Company has generated recurring losses and cash flow deficits from its operations since inception and has had to continually borrow to continue operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or generate positive cash flows from operations.  As further described in “Liquidity and Capital Resources”, management believes that it will be successful in obtaining additional financing, from which the proceeds will be primarily used to execute its new operating plans. The Company plans to use its available cash and new financing to develop and execute its new business plan and hopefully create and maintain a self-sustaining business.  However, the Company can give no assurances that it will be successful in achieving its plans or if financing will be available or, if available, on terms acceptable to the Company, or at all.  Should the Company not be successful in obtaining the necessary financing to fund its operations, and ultimately achieve adequate profitability and cash flows from operations, the Company would need to curtail certain or all of its operating activities.

There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from our continuing operations except for the fair value change on derivative financial instruments and settlement on arbitration.

The rapid advances in computing and telecommunications technology over the past several decades have brought with them increasingly sophisticated methods of delivering financial services through electronic channels. Along with these advances, though, have come risks regarding the integrity and privacy of data, and these risks apply to financial institutions, probably more than any other industry, falling into the general classification of cybersecurity. While it is not possible for anyone to give an absolute guarantee that data will not be compromised, when applicable, the Company shall utilize third-party service providers to secure the Company’s financial and personal data; the Company believes that third-party service providers provide reasonable assurance that the financial and personal data that they hold are secure.

Liquidity and Capital Resources

As of March 31, 2015, the Company has an accumulated deficit of $13,812,405 and a working capital deficiency of $3,254,850 .  Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

During the three months ended March 31, 2015, the Company had a net loss of $1,120,215 and net cash used in its operating activities was $ 189,362. Comparatively, during the three months ended March 31, 2014, the Company had a loss from continuing operations of $160,440, net loss of $349,643 and net cash provided by its operating activities of $132,691.

For the three months ended March 31, 2015, investing activities was receipts of $7,300 from receivable from related parties.  Comparatively, during the three months ended March 31, 2014, the Company had no investing activities since our available cash was used to repay certain promissory notes.

During the three months ended March 31, 2015, the Company issued two convertible promissory notes in the principal aggregate amount of $175,000 at a stated interest rate of 12% per annum. The debt discount was comprised of $79,274 for the relative fair value of the warrants and $ 64,554 for the beneficial conversion feature of the notes. The convertible promissory notes for $75,000 mature on August 30, 2015 and $100,000 mature on September 13, 2015. In April 2015, the $100,000 loan was amended and the maturity date was changed to June 15, 2015.  As of March 31, 2015, financing activities included a bank overdraft amounting to $32,244.

Comparatively, during the three months ended March 31, 2014, the Company, with proceeds of $229,987 from the issuance of promissory notes and with available cash, was able to pay down convertible debt of $250,000.

In April and May 2015, the Company issued unsecured convertible promissory notes in the aggregate amount of $140,000 at a stated interest rate of 12% per annum which are convertible into common stock of the Company at $0.25 per share. The convertible notes mature from June 30, 2015 to August 30, 2015. In addition, the Company granted warrants to purchase an aggregate amount of 1,741,000 shares of common stock at an exercise price of $0.25 per share.

On May 20, 2015, GAHI Acquisition Corp.(“GAQ”), a wholly owned subsidiary of the Company, was incorporated under the laws of the State of Delaware to be utilized for potential acquisitions.

In May 2015, the Company, entered into an agreement and plan of merger with Blockchain Technologies Corporation (“BTC”), a New York corporation, which filed provisional patents and holds intellectual property for creating new 3D Blockchain technology.  Upon consummation of the merger, BTC shall cease to exist and GAQ will be the surviving corporation.  In order to consummate the merger, certain conditions must be met, which include (i) issuance of Company shares in an amount to be determined, (ii) the Company must capitalize GAQ with $1,250,000 plus an amount equal to BTC’s bridge loan then outstanding, (iii) on or before closing, the Company, GAQ and BTC shall have no outstanding liabilities, unless otherwise agreed to, and (iv) the Company will change its name to Blockchain Holdings Corporation.  The plan is to capitalize BTC with the required funding by the sale of new shares of the Company.

On May 21, 2015, as mentioned in NOTE 8 above, two promissory notes were assigned to Capitoline Ventures II, LLC and were combined into a new convertible promissory note in the principal amount of $468,299 due on November 21, 2015. This includes accrued interest of approximately $30,000 plus a penalty for nonpayment of $100,000 charged in January 2015.  The new note bears no interest.  If the note is not paid when due, the note will include interest at 12% from the date of default.

On May 22, 2015, the Company entered into an unsecured convertible promissory note and warrant purchase agreement with Capitoline Ventures II.  Under this agreement, Capitoline has agreed to lend the Company $25,000.  In consideration of this loan, the Company is granting Capitoline a warrant to purchase 310,000 fully paid and non-assessable common shares at a price of $0.25 per share and an unsecured convertible promissory note with a value of $25,000.  The outstanding balance on the promissory note bears interest at an annual rate of 12%, matures on November 22, 2015, and can be converted into common shares at $0.25 per share.

On February 25, 2015, Global Election Services, Inc. (“GES”), was established.  GES is a wholly owned subsidiary of the Company and is a corporation organized under the laws of the State of Delaware.  GES is a US based company that provides comprehensive technology-enabled election services.

The management of the Company is also in negotiations with other companies they believe should be beneficial to the Company’s operations.

Management is currently in discussions and has a non-binding letter of intent regarding the potential asset acquisition of Election Services Solutions LLC (“ESS”), a US based company that provides comprehensive technology-enabled election services, primarily for Organized Labor Associations. ESS key employees have been in the elections business since 1981, and have managed over 6000 labor union elections.  We are negotiating the principal terms and conditions of such acquisition which would likely involve issuing restricted shares of our common stock as consideration, paying a cash purchase price and assuming certain liabilities. Our chairman is the son of one of the principal stockholders of ESS.  Accordingly, our chairman has recused himself from our Board’s consideration of this potential acquisition.  There can be no assurance that this proposed acquisition will ultimately be consummated.

Management believed the sale of Global Arena Capital Corp. in August 2014 gave the Company the ability to refocus on its acquisition and growth strategy for the Company’s subsidiary Global Arena Investment Management, a Registered Investment Advisory. Management intends to hire Registered Investment Advisors, and Sub Advisors, to assist in the growth of assets under management. Currently, Management is in the process of changing investment managers, and exploring the possibility of closing it’s off shore investment vehicle and opening a fully registered fund for US clients.

Management continues to focus on other investments with a specific interest in finance, technology and real estate.

Management believes that it will be able to continue its operations and further advance its acquisition plans. However, management cannot give assurances that such plans will materialize and be successful in the near term or on terms advantageous to the Company, or at all. Should the Company not be successful in its new business plans and ventures and/ or obtain additional financing, the Company would need to curtail certain or all of its operating activities.

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing in the interim. Our auditors have included a “going concern” modification in their auditors’ report dated April 15, 2015, included in our form 10K filed with the Securities and Exchange Commission .  Such “going concern” modification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot presently be determined.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve our operating results.

Results of Operations

Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014.

Revenues from commissions for three months ended March 31, 2015 was $10,655 compared to $14,217 for the three months ended March 31, 2014.  The decrease in revenue of $3,562 is due to less insurance commissions.

Operating expenses for the three months ended March 31, 2015 were $404,320 compared to $859,367 for the three months ended March 31, 2014.  The decrease in operating expenses of $455,047 was principally due to the decrease in salaries and stock based compensation related to the reduced number of employees after the sale of GACC partially offset by a $63,000 increase in professional fees.

Other expense for the three months ended March 31, 2015 was $726,550 compared to other income of $684,701 for the three months ended March 31, 2014, a decrease of $1,411,251, principally due to the increase in the fair value of the derivative liability principally caused by the decrease in our stock price and additional shares required per the warrant agreement and the penalty for nonpayment of $100,000 charged on the GT Marketing loan.

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

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of March 31, 2015 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2015.  Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 10, 2013, GACOM settled a complaint with the National Futures Association for a fine of $50,000 for certain noncompliance with Commodity Futures Trading Commission regulations.  The fine has not been paid and is included in accounts payable and accrued expenses at March 31, 2015 and December 31, 2014.

Named directors, officers, employees and/or registered representatives of GACC have been called before FINRA for on-the-record interviews in connection with certain FINRA inquiries. GACC has responded to multiple requests for documents and FINRA has taken on-the-record testimony. On October 27, 2014 FINRA indicated that it might recommend enforcement proceedings against GACC, our chairman John Matthews and Brian Joseph Hagerman, the former president and chief compliance officer of GACC. FINRA’s action is commonly referred to as a “Wells Notice” and is a preliminary determination by FINRA staff to recommend disciplinary action against GACC and these individuals.  FINRA is not proposing disciplinary action against the Company.  The allegations are against GACC and these individuals and assert that there were violations of Sections 17(a)(2) and 5 of the Securities Act of 1933 (“Securities Act”); NASD Rules 3010 and 3040; and FINRA Rules 2010, 5122(b)(2) and 5122(b)(1)(B).  GACC and Messrs. Matthews and Hagerman are responding to this Wells Notice and believe that they have meritorious arguments. At this time, management is unable to determine what the ultimate outcome of these proceedings will be and whether there will be a material impact on the Company’s operations or the consolidated financial statements.

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

On July 2, 2014, an action was commenced by a group of individuals against GACC, the Company, and the chief executive officer of the Company, which asserts claims for minimum wage and overtime violations under New York State Labor Law, and seeks damages in an amount to be determined at trial, plus interest, attorneys’ fees and costs. Pursuant to a stipulation, the time for defendants to answer, move or otherwise respond to the Complaint was extended to and including June 1, 2015.

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

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.   Other Information

On May 22, 2015, the Company entered into an unsecured convertible promissory note and warrant purchase agreement with Capitoline Ventures II.  Under this agreement, Capitoline has agreed to lend the Company $25,000.  In consideration of this loan, the Company is granting Capitoline a warrant to purchase 310,000 fully paid and non-assessable common shares at a price of $0.25 per share and an unsecured convertible promissory note with a value of $25,000.  The outstanding balance on the promissory note bears interest at an annual rate of 12%, matures on November 22, 2015, and can be converted into common shares at $0.25 per share.

Item 6.   Exhibits

Exhibit 10* - Unsecured Convertible Promissory Note and Warrant Purchase

  Agreement between Global Arena Holding, Inc. and Capitoline Ventures II,

  dated May 22, 2015.

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

Dated: June 1, 2015

Global Arena Holding, Inc.

/s/John Matthews

   John Matthews

   Chief Executive Officer

/s/Anthony Crisci, Jr.

   Anthony Crisci, Jr.

   Chief Financial Officer