Form 10-Q/A
period 2015-03-31
Global Arena Holding, Inc.
filed 2015-06-04
CIK 1138724

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

June 3, 2015:  Common Stock  -  24,136,693

EXPLANATORY NOTE

This amendment to the Form 10-Q, as originally filed on June 1, 2015, is being filed to correctly attach the interactive data files and to correct two amounts in the December 31, 2014 balance sheet.  No other changes have been made to the document, and it has not been updated to reflect events occurring after the original filing of the document.

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2015	December 31, 2014
	(Unaudited)

Current assets
Cash	$ 80,159	$ 54,977
Prepaid expenses	95,061	10,000

Total current assets	175,220	64,977

Other assets
Goodwill	33,900	33,900
Security deposit	19,700	19,700
Receivable from related party	17,163	24,463
Other assets	23,752	28,702

Total other assets	94,515	106,765

TOTAL ASSETS	$ 269,735	$ 171,742

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

Dated: June 3, 2015

Global Arena Holding, Inc.

/s/John Matthews

   John Matthews

   Chief Executive Officer

/s/Anthony Crisci, Jr.

   Anthony Crisci, Jr.

   Chief Financial Officer