Form 10-Q
period 2015-06-30
Global Arena Holding, Inc.
filed 2015-08-19
CIK 1138724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2015

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

August 19, 2015:  Common Stock  -  26,784,601

GLOBAL ARENA HOLDING, INC.

FORM 10-Q

For the three and six months ended June 30, 2015

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2015	December 31, 2014
	(Unaudited)

Current assets
Cash	$ 123,892	$ 54,977
Prepaid expenses	97,471	10,000

Total current assets	221,363	64,977

Other assets
Goodwill	-	33,900
Security deposit	19,700	19,700
Receivable from related party	17,163	24,463
Other assets	21,894	28,702

Total other assets	58,757	106,765

TOTAL ASSETS	$ 280,120	$ 171,742

Continued on next page

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Continued from previous page

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)	June 30, 2015	December 31, 2014
	(Unaudited)
Current liabilities
Cash overdraft	$ 29,505	$ -
Accounts payable and accrued expenses	947,987	867,981
Convertible promissory notes payable, in default at June 30, 2015	125,000	-
Convertible promissory notes payable,
net of debt discount of $416,140 and $290,717
at June 30, 2015 and December 31, 2014, respectively	1,155,280	858,225
Promissory notes payable	230,000	230,000
Deferred revenue	241,000	-
Derivative liability	915,800	431,400
Total current liabilities	3,644,572	2,387,606

Convertible promissory notes payable,
net of debt discount of $337,349 and $386,900
at June 30, 2015 and December 31, 2014, respectively	162,651	113,100
Total liabilities	3,807,223	2,500,706

Stockholders’ (deficiency)
Preferred stock, $0.001 par value; 2,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares		24,851
authorized; 27,498,887 and 24,850,979 shares issued at June 30,
2015 and December 31, 2014, respectively; 26,784,601 and 24,136,693 shares outstanding at June 30, 2015 and December 31, 2014, respectively
	27,499
Additional paid-in capital	11,975,604	10,834,699
Accumulated (deficit)	(15,280,206)	(12,689,981)
	(3,277,103)	(1,830,431)
Less: treasury stock, 714,286 shares at cost	(250,000)	(250,000)
Stockholders’ (deficiency) attributable to common stockholders	(3,527,103)	(2,080,431)
Noncontrolling interests	-	(248,533)
Total stockholders’ (deficiency)	(3,527,103)	(2,328,964)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)	$ 280,120	$ 171,742

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

	Three Month Ended		Six Month Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues:
Services	$ 234,467	$ 22,363	$ 245,122	$ 36,580

Operating expenses
Salaries and benefits	126,885	76,133	196,270	225,799
Occupancy	41,693	22,593	85,435	45,182
Business development	49,486	98,279	140,342	218,379
Professional fees	152,438	307,286	332,175	423,969
Stock-based compensation	879	77,404	6,152	484,457
Office and other	192,248	49,641	207,575	92,917

Total operating expenses	563,629	631,336	967,949	1,490,703

(Loss) from operations	(329,162)	(608,973)	(722,827)	(1,454,123)

Other income (expense):
Interest expense	(856,116)	(380,613)	(1,096,366)	(543,226)
Loss on sale of subsidiaries	(38,099)	-	(38,099)	-
Change in fair value of derivative liability	(98,100)	324,800	(484,400)	1,172,114

Total other (expense) income	(992,315)	(55,813)	(1,618,865)	628,888

Loss from continuing operations	(1,321,477)	(664,786)	(2,341,692)	(825,235)

Discontinued operations
Discontinued operations, net of tax	-	267,164	-	77,970

Net (loss)	(1,321,477)	(397,622)	(2,341,692)	(747,265)

Income (loss) attributable to noncontrolling interests	-	(2,060)	-	(11,996)

Net (loss) attributable to common stockholders	$(1,321,477)	$(395,562)	$(2,341,692)	$(735,269)

Basic and diluted:

(Loss) per share from continuing operations	$ (0.05)	$ (0.03)	$ (0.10)	$ (0.03)
Income per share from discontinued operations	-	0.01	-	0.00

Net (loss) per share	$ (0.05)	$ (0.02)	$ (0.10)	$ (0.03)

Weighted average number of common shares:
Basic and diluted	24,962,445	24,136,693	24,554,156	24,136,693

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	2015	2014

Cash flows from operating activities:
Net (loss)	$ (2,341,692)	$ (747,265)
Adjustment to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	-	2,264
Accretion of debt discount	879,208	401,050
Stock-based compensation	6,152	484,457
Write off subsidiary goodwill	33,900	-
Change in fair value of derivative liability	484,400	(1,172,114)
Change in operating assets and liabilities:
(Increase) in due from clearing organization	-	(665,277)
(Increase) in accounts receivable	-	(27,450)
Decrease in advances to registered representatives and employees	-	6,463
Decrease (increase) in prepaid expenses and other current assets	12,337	(49,756)
Increase in commissions payable	-	633,821
Increase in deferred revenue	241,000	-
Increase in accounts payable and accrued expenses	305,305	336,749
Net cash (used in) operating activities	(379,390)	(797,058)

Cash flows from investing activities:
Repayment of advances from related parties	7,300	-

Cash flows from financing activities:
Bank overdraft	29,505	-
Proceeds from promissory notes	411,500	904,987
Repayment of convertible promissory notes	-	(250,000)
Net cash provided by financing activities	441,005	654,987

Net change in cash	68,915	(142,071)
Cash, beginning of period	54,977	463,610

Cash, end of period	$ 123,892	$ 321,539

(Continued on next page)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

	2015	2014

Supplemental disclosure of cash flow information

Cash paid for income taxes	$ 50	$ 5,855

Cash paid for interest	$ -	$ 87,650

Supplemental disclosure of non-cash investing and financing activities

Allocated value of warrants and beneficial conversion features related to debt	$ 844,747	$ -

Promissory note issued for consulting services	$ 188,000	$ -

Debt converted to common stock	$ 292,654	$ -

Accrued interest added to debt	$ 130,299	$ -

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

1.  ORGANIZATION

Organization

Global Arena Holding, Inc. (formerly, “Global Arena Holding Subsidiary Corp.”) (“GAHI”), was formed in February 2009, in the state of Delaware.  GAHI and its subsidiaries (the “Company”) was a financial services firm that serviced the financial community as follows (see Note 13):

Global Arena Investment Management LLC (“GAIM”), a wholly owned subsidiary, provides investment advisory services to its clients.  GAIM was formally registered with the SEC as an investment advisor, and formally cleared all of its business through Fidelity Advisors (“Fidelity”), its correspondent broker. This subsidiary is currently inactive.

On February 25, 2015, Global Election Services, Inc. (“GES”), a wholly owned subsidiary was incorporated under the laws of the State of Delaware. GES provides comprehensive technology-enabled election services primarily for organized labor associations.

On May 20, 2015, the Company incorporated a new wholly owned entity in the State of Delaware called “GAHI Acquisition Corp.”  This entity was incorporated to be the merger subsidiary for a potential acquisition of Blockchain Technologies Corp.

Global Arena Commodities Corporation (“GACOM”), which is 100% owned by GAHI, ceased all operations in 2014 and the Company plans to close GACOM in 2015.

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

The results of operations of GACC has been reported as discontinued operations as: 1) the operations and cash flows of GACC were eliminated from the ongoing operations of the Company as a result of the sale and 2) the Company did not have any significant continuing involvement in the operations of GACC after the sale. The Company has presented the operations of GACC as discontinued operations, and retrospectively reclassified the operating results for the prior periods presented.

Revenue and operating expenses of the discontinued operations for the three and six months ended 2014 are as follows:

	For the three months	For the six months
	ended June 30, 2014

Revenues
Commissions and other	$ 7,498,611	$ 15,073,344

Operating expenses
Commissions	6,556,096	12,826,146
Salaries and benefits	250,125	450,266
Occupancy	24,157	45,063
Business development	6,950	16,368
Professional fees	62,027	155,069
Clearing and operations	287,225	756,999
Regulatory fees	21,116	38,488
Settlement of litigation	-	650,000
Office and other	29,876	56,975

Total operating expenses	7,237,572	14,995,374

Income from operations	261,039	77,970

Income taxes	-	6,125

Income from discontinued operations	$ 261,039	$ 71,845

Sale of Lillybell Entertainment LLC (“Lillybell”) and MGA International Brokerage LLC (“MGA”)

Effective on April 1, 2015, the Company and the minority shareholders of Lillybell and MGA entered into the purchase agreement for the sale of the Company’s 66.67% interests in Lillybell and MGA to each of them for $1.  The related loss of $38,099 was included in the accompanying statement of operations for the three and six months ended June 30, 2014.  In accordance with SEC Regulation S-X Rule 3-05, Lillybell and MGA was not a significant subsidiary as of the disposal date.  Therefore, no pro forma financial information related to the disposal is required to be presented in accordance with SEC Regulation S-X Rule 11-01.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company has generated recurring losses and cash flow deficits from its continuing operations since inception and has had to continually borrow to continue operating. In addition, with the sale of GACC in August 2014, which was the Company’s principal operating business, the Company’s continuing operations are insufficient to support its ongoing activities. In addition, certain of the Company’s debt went into default and required extensions and adjustments to previously issued warrants and conversion prices. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations.  In May, 2015, the Company entered into an agreement and plan of merger with Blockchain Technologies Corporation, which holds provisional patents and intellectual property for creating new 3D Blockchain technology.  The management of the Company is also in negotiations with other companies they believe should be beneficial to the Company’s operations. Subsequent to June 30, 2015, the Company raised an additional $77,500 from the issuance of convertible promissory notes. Management is hopeful that with its new focus on business acquisitions and their ability to raise additional funds that the Company should be able to continue as a going concern (see Note 13).

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of GAHI and its wholly-owned and majority owned subsidiaries, GES, GAIM, GACOM, and Lillybell and MGA through April 1, 2015, the date of sale. The operations of GACC are included through August 7, 2014, the date of sale and have been reflected as discontinued operations for the periods presented.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited interim consolidated financial statements of the Company as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the year ended December 31, 2014, previously filed with the SEC.  In the opinion of management, the interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2015.

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

GES’s income is recognized at the presentation date of the certification of the election results. The payments received in advance are recorded as deferred revenue on the balance sheet.

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

Goodwill

In accordance with FASB ASC 805 “Business Combinations” (“ASC 805”), the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree were recognized at the acquisition date and measured at their fair values as of that date.  Goodwill represents the excess of purchase price over the fair value of net assets acquired in a business combination and is not amortized in accordance with FASB ASC 350, “Intangibles – Goodwill and Other” (“ASC 350”). ASC 350 addresses the amortization of intangible assets with defined lives and the impairment testing and recognition for goodwill and indefinite-lived intangible assets. The Company was required to evaluate the carrying value of its goodwill for potential impairment on an annual basis or more frequently if indicators arise. During the three and six months ended June 30, 2015 and 2014, the goodwill recognized in the purchase of MGA was recognized in the loss on the sale of subsidiaries.

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Convertible Debt

Convertible debt is accounted for under FASB ASC 470, “Debt – Debt with Conversion and Other Options.”  The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that has conversion features at fixed or adjustable rates that are in-the-money when issued and records the relative fair value of any warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to the warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to additional paid-in capital.  The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing stock options, except that the contractual life of the warrant is used.  Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis.  The allocated fair value of the BCF and warrants are recorded as a debt discount and is accreted over the expected term of the convertible debt as interest expense.

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

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs, which are included in business development expenses, were deemed to be de minimus for the three and six months ended June 30, 2015 and 2014.

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

Noncontrolling Interests

The Company accounted for its less than 100% interest in consolidated subsidiaries in accordance with FASB ASC 810, “Consolidation,” and accordingly the Company presented noncontrolling interests as a component of equity in its consolidated balance sheets and reported the noncontrolling interests’ share of net income or loss under the heading “net income (loss) attributable to noncontrolling interests” in the consolidated statements of operations. With the sale of Lillybell and MGA, there are no longer any noncontrolling interests.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes,” which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.  As of June 30, 2015 and December 31, 2014, the Company had deferred tax assets of approximately $ 5,444,000 and $4,550,000, respectively, for net operating loss carryforwards, which were fully reserved by a valuation allowance due to the significant uncertainty with respect to their future realization.

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

Reclassifications

Certain amounts in the prior periods’ financial statements have been reclassified for comparative purposes to conform to the presentation principally related to discontinued operations in the financial statements.  These reclassifications had no effect on previously reported net losses.

3.  RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The new standard will require debt issuance costs to be presented on the balance sheet as a direct reduction of the carrying value of the associated debt liability, consistent with the presentation of debt discounts. Currently, debt issuance costs are presented as a deferred asset. The recognition and measurement requirements will not change as a result of this guidance.

The standard is effective for the annual reporting periods beginning after December 15, 2015 and will be applied on a retrospective basis. This amendment will not have a material impact on the Company’s financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Companies are permitted to adopt this new rule following either a full or modified retrospective approach. Early adoption is not permitted. The FASB has agreed to defer the effective date of this ASU by one year. The Company has not yet determined the potential impact of this updated authoritative guidance on its consolidated financial statements.

4.  NET INCOME (LOSS) PER SHARE

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”).  Under the provisions of ASC 260, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net loss per common share for six months ended June 30, 2015 and 2014 excluded the dilutive effect of common stock equivalents. In accordance with ASR 260, if their inclusion would be antidilutive to the income (loss) from continuing operations, they are to be excluded and the number of shares utilized shall be used in reporting all other diluted per share amounts. As the Company has losses from continuing operations for these periods, no common stock equivalents were utilized in the per share calculations. The Company’s common stock equivalents were excluded in the computation of diluted net (loss) per share since their inclusion would be anti-dilutive. Total shares issuable upon the exercise of all outstanding stock options, warrants and conversion of convertible promissory notes and their related accrued interest for the six months ended June 30, 2015 and 2014 were as follows:

	2015	2014
Warrants	41,312,552	26,192,194
Convertible debt and accrued interest	12,075,267	7,966,471
Stock options	2,075,000	2,375,000

Total common stock equivalents	55,462,819	36,533,665

5.  DERIVATIVE FINANCIAL INSTRUMENTS

On December 31, 2012, in connection with an extension of the maturity date of certain convertible notes which were due on May 31, 2012, the Company issued the holder a warrant to purchase shares of common stock of the Company not exceeding 9.99% of the issued and outstanding shares and potential issuable shares related to outstanding options, warrants and convertible debt of the Company. The warrants, which were to expire on December 31, 2014, were extended to March 31, 2016. The Company determined that the anti-dilution provision feature of the warrants to be an embedded derivative instrument.  This derivative is adjusted to fair value at each balance sheet with the changes in fair value recognized in operations.  As of June 30, 2015 and December 31, 2014 the shares of common stock that the holder was entitled to purchase under the warrant were 7,449,449 and 5,399,742, respectively. The addition of 2,049,707 shares was due to the anti-dilution provisions of the warrant caused by the issuance of additional debt with warrants during the six months ended June 30, 2015. The Company uses the Black-Scholes valuation method to value the derivative instruments at inception and on subsequent valuation dates. Weighted average assumptions used to estimate fair values are as follows:

	June 30, 2015	December 31, 2014	Issuance, December 31, 2013
Expected volatility	591%	491%	316%
Risk free interest rate	0.28%	0.67%	0.13%
Expected life (years)	0.75	1.25	1

For the three months ended June 30, 2015 and 2014, the Company recognized a change in this derivative liability of $(98,100) and $324,800, respectively, and for the six months ended June 30, 2015 and 2014, the Company recognized a change in this derivative liability of $(484,400) and $1,136,400, respectively, in other income (expense).

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

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of June 30, 2015 and December 31, 2014.

June 30, 2015	Level 1	Level 2	Level 3	Total
Derivative financial instruments	$ -	$ -	$ 915,800	$ 915,800
Promissory notes	-	-	1,672,931	1,672,931

Total	$ -	$ -	$2,588,731	$2,588,731

December 31, 2014	Level 1	Level 2	Level 3	Total
Derivative financial instruments	$ -	$ -	$ 431,400	$ 431,400
Promissory notes	-	-	1,201,325	1,201,325

Total	$ -	$ -	$ 1,632,725	$ 1,632,725

The following table presents the Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs for the derivative warrants:

Balance, December 31, 2014	$1,632,725

Proceeds from promissory notes	411,500
Promissory note issued for consulting services	188,000
Accrued interest added to debt	130,299
Conversion of promissory notes	(168,379)
Net accretion of debt discount	(89,814)
Change in fair value included in other (income) expenses	484,400
Balance, June 30, 2015	$2,588,731

7. STOCK OPTIONS

Stock Option Plan

On June 27, 2011, the Board of Directors adopted a Stock Awards Plan (“Plan”).  The purpose of the Plan is to attract, retain and motivate employees, directors and persons affiliated with the Company and to provide such participants with additional incentive and reward opportunities.  The awards may be in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards, or any combination of the foregoing. The total number of shares of stock reserved for issuance under the Plan is 3,000,000.  On July 17, 2012, the Board of Directors approved the issuance of non-qualified stock options for the purchase of an aggregate of 1,725,000 shares of common stock under the Plan to certain employees, officers and directors. The options were exercisable at $0.45 per common share and expire three years after their issuance. Subsequent to June 30, 2015, the options expired unexercised.

Weighted average assumptions used to estimate the fair value of stock options on the date of grant are as follows:

July 17, 2012
Expected dividend yield	$ 0
Expected stock price volatility	130%
Risk free interest rate	0.32%
Expected life (years)	3 years

The stock-based compensation related to the Plan, included in stock compensation expense in the consolidated statements of operations, was $879 and $55,116 for the three months ended June 30, 2015 and 2014, respectively, and $6,152 and $122,014 for the six months ended June 30, 2015 and 2014.

On December 27, 2012, GAHI granted to an employee, an option to purchase 350,000 shares of common stock. The option was exercisable at $0.45 per common share and expired on July 17, 2015.  The option vested 50% in July 2013 and 100% in July 2014 with a fair value of approximately $58,000 at the grant date which was recognized over the vesting period. The options granted to this employee became fully vested in March 2014 upon his departure from the Company in accordance with an arrangement with the Company. Weighted average assumptions used to estimate the fair value of stock options on the date of grant were as follows:

December 27, 2012
Expected dividend yield	$ 0
Expected stock price volatility	140%
Risk free interest rate	0.25%
Expected life (years)	2.5 years

The stock-based compensation related to this option, included in stock compensation expense in the consolidated statements of operations, was 0 for the three months ended June 30, 2015 and 2014, and 0 and $20,492 for the six months then ended, respectively.

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

Weighted average assumptions used to estimate the fair value of stock options on the date of grant are as follows:

January 29, 2013
Expected dividend yield	$ 0
Expected stock price volatility	120%
Risk free interest rate	0.15%
Expected life (years)	1 year

The Company will issue new shares of common stock upon the exercise of outstanding stock options.  The following is a summary of stock option activity:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2014	2,375,000	$ 0.42	0.48 years	$ -
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled and expired	300,000	$0.25	-	-
Forfeited	-	-	-	-

Outstanding at June 30, 2015	2,075,000	$ 0.45	0.05years	$ -

Vested and expected to vest at June 30, 2015	2,075,000	$ 0.45	0.05years	$ -

Exercisable at June 30, 2015	2,075,000	$ 0.45	0.05years	$ -

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the three and six months ended June 30, 2015.

As of June 30, 2015, there are no unrecognized compensation costs. All options expired unexercised in July 2015.

8.  CONVERTIBLE PROMISSORY NOTES

	June 30,	December 31,
	2015	2014
Convertible promissory notes with interest at 12% per annum, convertible into common shares at the fixed price of $0.25 per share. Maturity dates range from September 15, 2015 to November 11, 2018, net of unamortized discount of $402,881 and $677,584, respectively. ($125,000 in default) (A)	1,124,619	$ 570,816
Convertible promissory notes with interest at 12% per annum, convertible into common shares at a price $0.25 or a 50% discount from the lowest trade price in the 20 trading days before conversion as of June 30, 2015, and at a fixed price of $0.35 per share as of December 31, 2014. Maturity dates of November 21, 2015, net of unamortized discount of $350,608 and $0. (B)	68,312	150,509
Convertible promissory notes with interest at 8% per annum, convertible into common shares at a fixed price of $0.30 per share. Matures on September 15, 2015. (C)	250,000	250,000
	1,442,931	971,325
Less current portion:	(1,280,280)	(858,225)
Long-term portion:	$ 162,651	$ 113,100

(A)    In May 2015, the Company extended the maturity date for the loans previously expired on April 23, 2015 and April 30, 2015 to June 15, 2015 and June 30, 2015, respectively.

In August 2015, the Company made another extension with eight debt holders to extend their loans for $675,000 to September 15, 2015, October 15, 2015, and December 31, 2015 for consideration that lowered the attached warrants excise price to $0.14. In addition, one of these debt holders was also granted warrants to purchase 775,000 shares of common stock.

In January and March 2015, the Company issued two convertible promissory notes in the principal aggregate amount of $175,000 at a stated interest rate of 12% per annum. In addition, the Company granted warrants to purchase 1,330,000 shares of common stock at an exercise price of $0.25 per share.  The warrants have a life of 3 years and were fully vested on the date of the grant.  In addition, the warrant agreements have a cashless exercise provision.  The debt discount was comprised of $79,274 for the relative fair value of the warrants and $ 64,554 for the beneficial conversion feature of the notes. The convertible promissory note for $75,000 matures on August 30, 2015 and the $100,000 note matures on September 13, 2015. In April 2015, the $100,000 loan was amended and the maturity date was changed to June 15, 2015. The loan was not repaid and is currently in default. The Company reached a tentative agreement with the debt holder to extend the loan to September 15, 2015. However, the agreement is currently in the process of being finalized. In addition, the conversion price of the debt and the exercise price of their warrants were both lowered to $.14. The holders of the notes are entitled to convert all or a portion of the convertible notes plus any unpaid interest, at the lender’s sole option, into shares of common stock at a conversion price of $0.25 per share.

In April, May, and June 2015, the Company issued four convertible promissory notes in the principal aggregate amount of $115,000 at a stated interest rate of 12% per annum. The conversion price is $0.25. In addition, the Company granted warrants to purchase 1,431,000 shares of common stock at an exercise price of $0.25 per share.  The warrants have a life of 3 years and were fully vested on the date of the grant.  In addition, the warrant agreements have a cashless exercise provision.  The debt discount was comprised of $84,351 for the relative fair value of the warrants and $ 29,271 for the beneficial conversion feature of the notes. The convertible promissory note for $25,000 matured on June 30, 2015. The loan was not repaid and is currently in default. The Company reached a tentative agreement with the debt holder to extend the loan to September 15, 2015. However, the agreement is currently in the process of being finalized. In addition, the conversion price of the debt and the exercise price of their warrants were both lowered to $.14.  $25,000 note matures on July 30, 2015 (subsequently extended to October 15, 2015 and lowered the warrant excise price to 0.14), and $65,000 note matures on August 30, 2015.

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

On May 21, 2015, the two above notes were assigned to Capitoline Ventures II, LLC (the “Capitoline”) $293,299 and Apollo Capital Corp. (the “Apollo”) $175,000 and were combined into a new convertible promissory note in the principal amount of $468,299 due on November 21, 2015. This includes accrued interest of approximately $30,000 plus a penalty for nonpayment of $100,000 charged in January 2015. 50% of the warrants issued with the original debt for 800,000 shares, were also transferred to Capitoline Ventures II, LLC.. The conversion price for the combined loan is the lower of $0.25 or 50% of the lowest trade price during the 20 trading days prior to whom the holder requests conversion. The note for each of them has a limitation on conversion equal to 9.99% of the Company’s outstanding common stock. The debt discount was comprised of $96,493 for the relative fair value of the warrants and $ 371,806 for the beneficial conversion feature of the notes.

On May 22, 2015 and June 12, 2015, Capitoline and Apollo converted a portion of their loans of $93,379 and $75,000 into 1,308,623 and 1,339,285 shares of common stock, respectively. The additional shares received due to the lower conversion price valued at $124,275, was recorded as additional interest expense.

In June 2015, the Company issued three convertible promissory notes to Apollo and Capitoline in the principal aggregate amount of $119,000 with interest at 12% per annum. The conversion price is the lower of $0.25 or 50% of the lowest trade price during the 20 trading days prior to the conversion date. In addition, the Company granted warrants to purchase 1,240,000 shares of common stock at an exercise price of $0.25. The warrants have a life of 3 years and were fully vested on the date of the grant.  In addition, the warrant agreements have a cashless exercise provision.  The debt discount was comprised of $64,113 for the relative fair value of the warrants and $54,887 for the beneficial conversion feature of the notes. The convertible promissory note for $104,000 matures on May 20, 2016 and the $15,000 note matures on August 18, 2015.

As of June 30, 2015, the above loans were in default. On August 17, 2015, the two loan holders agreed to not exercise their rights and remedies with respect to the existing defaults as of the same date through and including August 31, 2015. Each of these lenders is to be paid a forbearance fee of $15,000 to be paid the sooner of 10 days from the date of the agreement or upon the receipt of more than $125,000 in debt in equity financing. In addition, the conversion price of the outstanding convertible notes was lowered to the lower of $.25 or 50% of the lowest trading price in the twenty days prior to the notice of conversion; the exercise of all of these lenders warrants was also lowered to $.14.

 (C)    In November 2014, the Company extended the maturity date of this note to December 31, 2014 in exchange for (1) a new warrant to purchase 500,000 shares of common stock at an exercise price at $0.25 per share with a five year life; and (2) an extension of all existing warrants for another five years and the lowering of the warrants exercise price to $0.25. The above two amendments were recorded, net of a discount of $102,000. In April 2015, the Company extended the maturity date to May 15, 2015 and further extended to September 15, 2015.

The Company recorded approximately $565,404 and $112,000 of interest expense pursuant to the amortization of the note discounts for the three months ended June 30, 2015 and 2014, and $705,382 and $224,000 for the six months then ended, respectively.

The intrinsic value for the convertible feature of outstanding convertible promissory notes was approximately $291,034 and $0 as of June 30, 2015 and December 31, 2014, respectively.

9.  WARRANTS

On April 30, 2013, the Company, Daniel D. Rubino, Robert M. Pickus, and George C. Dolatly (collectively, the “GCA Principals”) and GCA Ventures, LLC (“GCA”) entered into a management and investor rights agreement.  Pursuant to the agreement, the Company will receive financial and management consulting services from GCA and the GCA Principals in return for warrants to purchase 2,500,000 common shares, at an exercise price of $0.25 per share, which were issued in three separate tranches. The first tranche of one million warrants was issued concurrently with the signing.  The second and third tranche of 750,000 warrants each were issued six months and one year after the date of the agreement, respectively.  Each tranche of warrants is to expire seven years after issuance. The fair value of approximately $891,500 at the grant date was recognized over the vesting period. Weighted average assumptions used to estimate the fair value of warrants on the date of grant are as follows:

April 30, 2013
Expected dividend yield	$ -
Expected stock price volatility	190%
Risk free interest rate	1.11%
Expected life (years)	7 years

The stock-based compensation related to this option, included in stock compensation expense in the consolidated statements of operations, was $0 and $22,287 for the three months ended June 30, 2015 and 2014, and $0 and $89,150 for the six months then ended, respectively.

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

March 13, 2014
Expected dividend yield	$ -
Expected stock price volatility	288%
Risk free interest rate	0.74%
Expected life (years)	3 years

The following tables summarize the warrant activities:

Shares		Weighted Average Exercise Price	Weighted- Average Exercisable	Aggregate Intrinsic Value

Outstanding at December 31, 2014	35,911,846	$ 0.24	35,911,846	$ 426,580

Granted	5,650,706	0.18	5,650,706	-
Exercised	-	-	-	-
Expired	(250,000)	0.55	(250,000)	-

Outstanding at June 30, 2015	41,312,552	$ 0.23	41,312,552	$ 1,664,482

Exercise Price	Average Outstanding	Average Contractual Life	Average Exercise price	Warrants Exercisable
0.001 $0.25 to $0.75	7,049,448 34,263,104	0.75 2.98	$ 0.001 $ 0.28	7,049,448 34,263,104

	41,312,552	-	-	41,312,552

10.  RELATED PARTIES

In December 2014, the Company loaned $7,300 with interest at 3% to one of its potential acquisitions, Elections Services Solutions, LLC (“ESS”), which was repaid in full in March 2015. The chairman of the Board of ESS is the father of the Company’s Chief Executive Officer.

The Receivable from related parties represents advances to Broad Sword Holdings, LLC. owned by the Chief Executive Officer of the Company. These advances are non-interest bearing and payable on demand.  As of June 30, 2015 and December 31, 2014, the receivable was approximately $17,000 and $24,000.

11. LEASES

In November 2014, the Company entered into to a lease agreement at a monthly rental of $10,700, which expired on May 31, 2015. The Company is currently under a month to month rent arrangement. For the three months ended June 30, 2015 and 2014, the Company was charged approximately $41,693 and $46,000, respectively, and, $85,435 and $90,000 for the six months then ended for office space for continuing and discontinued operation.  The Company’s continuing operations reduced its space after the sale of GACC. Accordingly, the Company did not allocate the rent previously charged to the discontinued operations back to continuing operations in the consolidated statements of operations.

12.  COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On October 10, 2013, GACOM settled a complaint with the National Futures Association for a fine of $50,000 for certain noncompliance with Commodity Futures Trading Commission regulations.  The fine has not been paid and is included in accounts payable and accrued expenses at June 30, 2015 and December 31, 2014.

Named directors, officers, employees and/or registered representatives of GACC have been called before FINRA for on-the-record interviews in connection with certain FINRA inquiries. GACC has responded to multiple requests for documents and FINRA has taken on-the-record testimony. On October 27, 2014, FINRA indicated that it might recommend enforcement proceedings against GACC, our chairman John Matthews and Brian Joseph Hagerman, the former president and chief compliance officer of GACC. FINRA’s action is commonly referred to as a “Wells Notice” and is a preliminary determination by FINRA staff to recommend disciplinary action against GACC and these individuals.  FINRA is not proposing disciplinary action against the Company.  The allegations are against GACC and these individuals and assert that there were violations of Sections 17(a)(2) and 5 of the Securities Act of 1933 (“Securities Act”); NASD Rules 3010 and 3040; and FINRA Rules 2010, 5122(b)(2) and 5122(b)(1)(B).  GACC and Messrs. Matthews and Hagerman are responding to this Wells Notice and believe that they have meritorious arguments. At this time, management is unable to determine what the ultimate outcome of these proceedings will be and whether there will be a material impact on the Company’s operations or the consolidated financial statements.

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

On December 23, 2014, one of the Company’s prior attorneys commenced an action against GACC, GAHI, and PMC Capital seeking payment of $150,019 in unpaid legal fees. This amount is included in accounts payable. At this time, management is unable to determine what the ultimate outcome of these proceedings will be and whether there will be a material impact on the Company’s operations or the consolidated financial statements.

On July 2, 2014, an action was commenced by a group of individuals against GACC, the Company, and the chief executive officer of the Company, which asserts claims for minimum wage and overtime violations under New York State Labor Law, and seeks damages in an amount to be determined at trial, plus interest, attorneys’ fees and costs. Pursuant to a stipulation, the time for defendants to answer, move or otherwise respond to the Complaint was extended to and including June 1, 2015. This matter is currently dormant.

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

13.  SUBSEQUENT EVENTS

In August 2015, the Company extended various loans’ maturity dates. (Note 8)

In July 2015, the Company issued a convertible promissory note to Apollo in the principal aggregate amount of $15,000 with interest at 12% per annum with a conversion price at the lower of $0.25 or a 50% discount from lowest trade price within 20 trading days prior to the conversion date. The note will mature on January 28, 2016.

In July 2015, the Company issued a convertible promissory note to an existing debt holder for $62,500 with interest at 12% per annum. The new loan combined with an original loan of $37,500 will mature on February 12, 2016 with a conversion price of $0.14.  In addition, the Company granted warrants to purchase 2,269,643 shares of common stock at an exercise price of $0.14. The warrants have a life of 3 years and were fully vested on the date of the grant.

On August 5, 2015, the Company granted stock options to purchase 1,000,000 shares of the Company common stock pursuant to and in accordance with the terms of the Company’s 2011 Stock Award Plan to each of Kathryn Weisbeck (director of investor relations), Anthony Crisci, (CFO) and John Matthews (CEO and Chairman). The terms of these options are in processes of being finalized. The Company also entered into an employment agreements with them for an initial term of five years. They are entitled to a combined base of $380,000.

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

Critical Accounting Policies

The Company’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Critical accounting policies for the Company include valuation of convertible promissory notes and related warrants, stock and stock option compensation, estimates, and derivative financial instruments.

The financial statements of the Company and subsidiaries include the accounts of GAHI and its wholly-owned subsidiaries, GES, GAIM, GACOM, and our previously majority owned subsidiaries Lillybell and MGA through their date of sale on April 1, 2015. The operations of GACC are included through August 7, 2014, the date of sale and have been reflected as discontinued operations for the periods presented.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Goodwill

In accordance with FASB ASC 805 “Business Combinations” (“ASC 805”), the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree were recognized at the acquisition date and measured at their fair values as of that date.  Goodwill represented the excess of purchase price over the fair value of net assets acquired in a business combination and was not amortized in accordance with FASB ASC 350, “Intangibles – Goodwill and Other” (“ASC 350”). ASC 350 addresses the amortization of intangible assets with defined lives and the impairment testing and recognition for goodwill and indefinite-lived intangible assets. The Company was required to evaluate the carrying value of its goodwill for potential impairment on an annual basis or more frequently if indicators arise. During the three and six months ended June 30, 2015, the goodwill previously created in the purchase of MGA was recognized in the loss on the sale of subsidiaries.

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

The Company has generated recurring losses and cash flow deficits from its operations since inception and has had to continually borrow to continue operations. The sale of GACC in August 2014, which was the Company’s principal operating business, the Company’s continuing operations are insufficient to support its ongoing activities. Certain of the Company’s debt is in default and the Company is currently in negotiations in an attempt to resolve such defaults. In addition, certain of the Company’s debt required extensions and adjustments to previously issued warrants and conversion prices. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon the continued forbearance of its lenders, its ability to raise additional capital, obtain additional financing and/or generate positive cash flows from operations.  In May 2015, the Company entered into an agreement and plan of merger with Blockchain Technologies Corporation, which holds provisional patents and intellectual property for creating new 3D Blockchain technology.  The management of the Company is also in negotiations with other companies they believe should be beneficial to the Company’s operations.  As further described in “Liquidity and Capital Resources”, management believes that it will be successful in obtaining additional financing, from which the proceeds will be primarily used to execute its new operating plans. The Company plans to use its available cash and new financing to develop and execute its new business plan and hopefully create and maintain a self-sustaining business.  However, the Company can give no assurances that it will be successful in achieving its plans or if financing will be available or, if available, on terms acceptable to the Company, or at all.  Should the Company not be successful in obtaining the necessary financing to fund its operations, and ultimately achieve adequate profitability and cash flows from operations, the Company would need to curtail certain or all of its operating activities.

There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from our continuing operations except for the fair value change on derivative financial instruments.

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

Liquidity and Capital Resources

As of June 30, 2015, the Company has an accumulated deficit of approximately $15,280,000 and a working capital deficiency of approximately $3,423,000.  Our ability to continue as a going concern depends upon whether we can obtain additional financing and ultimately attain profitable operations from the acquisitions of ESS and the 3D Blockchain technology business, and generate sufficient cash flow to meet our obligations.

During the six months ended June 30, 2015, the Company had a net loss of approximately $2,342,000 and net cash used in operating activities was approximately $379,000. Comparatively, during the six months ended June 30, 2014, the Company had a loss from continuing operations of approximately $825,000, a net loss of approximately $747,000 and net cash used in its operating activities of approximately $797,000.

For the six months ended June 30, 2015, investing activities provided $7,300 from the collection of receivables from related parties.  Comparatively, during the six months ended June 30, 2014, the Company had no investing activities.

During the six months ended June 30, 2015, financing activities included the Company issuing convertible promissory notes in the principal aggregate amount of $411,500 at a stated interest rate of 12% per annum and a bank overdraft of approximately $30,000.

Comparatively, during the six months ended June 30, 2014, financing activities included the proceeds of approximately $904,000 from the issuance of promissory notes and reduced by the pay down of convertible debt of $250,000.

On May 20, 2015, the Company incorporated a new wholly owned entity in the State of Delaware called “GAHI Acquisition Corp”.  This entity was incorporated to be the merger subsidiary for the planned acquisition of Blockchain Technologies Corp.

In May 2015, the Company, entered into an agreement and plan of merger with Blockchain Technologies Corporation, a New York corporation, which filed provisional patents and holds intellectual property for creating new 3D Blockchain technology.  Upon consummation of the merger, BTC shall cease to exist and GAQ will be the surviving corporation.  In order to consummate the merger, certain conditions must be met, which include (i) issuance of Company shares in an amount to be determined, (ii) the Company must capitalize GAQ with $1,250,000 plus an amount equal to BTC’s bridge loan then outstanding, (iii) on or before closing, the Company, GAQ and BTC shall have no outstanding liabilities, unless otherwise agreed to, and (iv) GAQ will change its name to Blockchain Holdings Corporation.  The plan is to capitalize BTC with the required funding by the sale of new shares of the Company.  The Company is currently seeking equity financing.

Subsequent to June 30, 2015, the Company was able to obtain additional financing by issuing convertible promissory notes aggregating $77,500 with interest of 12% per annum that expire in 2016.  In addition, the Company was able to extend various loans’ maturity dates.

On August 5, 2015, the Company granted stock options to purchase 1,000,000 shares of the Company common stock pursuant to and in accordance with the terms of the Company’s 2011 Stock Award Plan to each of Kathryn Weisbeck, Director of Investor Relations, Anthony Crisci, CFO and John Matthews, CEO and Chairman. The terms of these options are in the process of being finalized. The Company also entered into an employment agreement with them for an initial term of five years. They are entitled to combined base salaries of $380,000.

The Board believes that the acquisition of Global Election Services Inc. and the Blockchain Technologies Corporation merger plan provide the Company with better opportunities for the future.

Management is still in discussions and has a non-binding letter of intent regarding the potential asset acquisition of Election Services Solutions LLC, a US based company that provides comprehensive technology-enabled election services, primarily for Organized Labor Associations. ESS key employees have been in the elections business since 1981, and have managed over 6000 labor union elections.  We are negotiating the principal terms and conditions of such acquisition which would likely involve issuing restricted shares of our common stock as consideration, paying a cash purchase price and assuming certain liabilities. Our chairman is the son of one of the principal stockholders of ESS.  Accordingly, our chairman has recused himself from our Board’s consideration of this potential acquisition.  There can be no assurance that this proposed acquisition will ultimately be consummated.

The management of the Company is also in negotiations with other companies they believe could be beneficial to the Company’s operations.

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

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing in the interim. Our auditors have included a “going concern” modification in their auditors’ report dated April 15, 2015, included in our form 10K filed with the Securities and Exchange Commission.  Such “going concern” modification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot presently be determined.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plans will actually improve our operating results.

Results of Operations

Three Months Ended June 30, 2015 compared to the Three Months Ended June 30, 2014.

Revenues from services for continuing operations for the three months ended June 30, 2015 was $234,467 compared to $22,363 for the three months ended June 30, 2014.  The increase in revenue of $212,104 is principally due to the new business services of GES, which provides comprehensive technology-enabled election services primarily for organized labor associations, similar to ESS.

Operating expenses for the three months ended June 30, 2015 were $563,629 compared to $631,336 for the three months ended June 30, 2014.  The decrease in operating expenses of $67,707 was due to the decrease of $154,848 in professional fees, a decrease of $50,752 in salaries and stock based compensation, $48,793 in business development fees; offset by the increase of $19,100 in occupancy cost and an increase of $142,607 in office and other expenses principally due to the new election services operating expenses.

Other expenses for the three months ended June 30, 2015 were $992,315 compared to $55,813 for the three months ended June 30, 2014, an increase in other expenses of $936,502, principally due to the change in the fair value of the derivative liability which decreased by $422,900 (caused by the decrease in our stock price and additional shares required per the warrant agreement), an increase in interest expense of $475,503 (caused by the adjustment to outstanding notes and warrants and the increase in convertible promissory notes payable); and the loss of $38,099 on the sale of Lillybell and MGA.

Six Months Ended June 30, 2015 compared to the Six Months Ended June 30, 2014.

Revenues from services from continuing operations for the six months ended June 30, 2015 were $245,122 compared to $36,580 for the six months ended June 30, 2014.  The increase in revenue of $208,542 is principally due to the new business services of GES, which provides comprehensive technology-enabled election services primarily for organized labor associations, similar to ESS.

Operating expenses for the six months ended June 30, 2015 were $967,949 compared to $1,490,703 for the six months ended June 30, 2014.  The decrease in operating expenses of $522,754 was due to the decrease of $507,834 in salaries and stock based compensation related to the reduced number of employees, a decrease of $91,794 in professional fees, a decrease of $78,037 in business development costs, partially offset by an increase of $40,253 in occupancy costs and an increase of $114,658 in office and other operating expenses relating to our new election services operating expenses. The net decrease was principally the result of reduced operations as the Company formulates and refocuses its business plans.

Other expenses for the six months ended June 30, 2015 were $1,618,865 compared to other income of $628,888 for the six months ended June 30, 2014, an increase in other expenses of $2,247,753. The increase is principally due to the change in the fair value of the derivative liability decreased by $1,656,514 (caused by the decrease in our stock price and additional shares required per the warrant agreements), an increase in interest expense of $553,140 (caused by the adjustment to outstanding notes and warrants and the increase in convertible promissory notes payable); and the loss of $38,099 on the sale of Lillybell and MGA.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2015.

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of June 30, 2015 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2015.  Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 10, 2013, GACOM settled a complaint with the National Futures Association for a fine of $50,000 for certain noncompliance with Commodity Futures Trading Commission regulations.  The fine has not been paid and is included in accounts payable and accrued expenses at June 30, 2015 and December 31, 2014.

Named directors, officers, employees and/or registered representatives of GACC have been called before FINRA for on-the-record interviews in connection with certain FINRA inquiries. GACC has responded to multiple requests for documents and FINRA has taken on-the-record testimony. On October 27, 2014, FINRA indicated that it might recommend enforcement proceedings against GACC, our chairman John Matthews and Brian Joseph Hagerman, the former president and chief compliance officer of GACC. FINRA’s action is commonly referred to as a “Wells Notice” and is a preliminary determination by FINRA staff to recommend disciplinary action against GACC and these individuals.  FINRA is not proposing disciplinary action against the Company.  The allegations are against GACC and these individuals and assert that there were violations of Sections 17(a)(2) and 5 of the Securities Act of 1933 (“Securities Act”); NASD Rules 3010 and 3040; and FINRA Rules 2010, 5122(b)(2) and 5122(b)(1)(B).  GACC and Messrs. Matthews and Hagerman are responding to this Wells Notice and believe that they have meritorious arguments. At this time, management is unable to determine what the ultimate outcome of these proceedings will be and whether there will be a material impact on the Company’s operations or the consolidated financial statements.

On February 11, 2015, John S. Matthews was advised by the staff of FINRA’s Department of Enforcement that they intended to recommend that FINRA commence a disciplinary action against Mr. Matthews, in his former capacity as an executive of GACC for a violation of FINRA Rules 2010 and 8210 by failing to provide information to the Staff in what the Staff considered to be a timely manner. Mr. Matthews provided additional materials to FINRA subsequent to the February 11, 2015 notice and submitted a response to the Staff’s allegations on February 25, 2015, disputing the proposed charges against him. Mr. Matthews has at all times cooperated with the Staff’s inquiries and continues to do so.

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

On December 23, 2014, one of the Company’s prior attorneys commenced an action against GACC, GAHI, and PMC Capital seeking payment of $150,019 in unpaid legal fees. This amount is included in accounts payable. At this time, management is unable to determine what the ultimate outcome of these proceedings will be and whether there will be a material impact on the Company’s operations or the consolidated financial statements.

On July 2, 2014, an action was commenced by a group of individuals against GACC, the Company, and the chief executive officer of the Company, which asserts claims for minimum wage and overtime violations under New York State Labor Law, and seeks damages in an amount to be determined at trial, plus interest, attorneys’ fees and costs. Pursuant to a stipulation, the time for defendants to answer, move or otherwise respond to the Complaint was extended to and including June 1, 2015. This matter is currently dormant.

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

Item 1A.  Risk Factors

Not applicable for smaller reporting company

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On June 12, 2015, the Company issued 1,339,285 common shares to Apollo Capital Corp. upon the conversion of $75,000 of the principal amount of the convertible promissory note originally dated May 21, 2015.  The conversion price was $0.56 per share.  There is $100,000 principal remaining on this note.  These shares are exempt from registration under Section 4(a)(2).  Apollo has enough knowledge and experience to be considered a sophisticated investor, has had access to the type of information normally provided in a prospectus for a registered securities offering, and has agreed not to resell or distribute the securities to the public.

On June 22, 2015, the Company issued 1,308,623 common shares to Capitoline Ventures II, LLC upon the conversion of $93,379 of the principal amount of the convertible promissory note originally dated May 21, 2015.  The conversion price was $0.725 per share.  There is $374,919 principal remaining on this note.  These shares are exempt from registration under Section 4(a)(2).  Capitoline has enough knowledge and experience to be considered a sophisticated investor, has had access to the type of information normally provided in a prospectus for a registered securities offering, and has agreed not to resell or distribute the securities to the public.

Item 3.   Defaults Upon Senior Securities

As discussed in detail under Note 8, section c and d, GAHI has outstanding promissory notes which were considered in default.  The Company and the lender have extended the due dates of these outstanding promissory notes.

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.   Other Information

On June 30, 2015, the Company issued a consolidated convertible promissory note to Capitoline Ventures II, LLC, as originally disclosed in the Form 8-K dated July 6, 2015.  In addition to the promissory note, the Company issued Capitoline warrants to purchase a maximum of 620,000 common shares at a price of $0.25 per share.  These shares, when issued, will be exempt from registration under Section 4(a)(2).  Capitoline has enough knowledge and experience to be considered a sophisticated investor, has had access to the type of information normally provided in a prospectus for a registered securities offering, and has agreed not to resell or distribute the securities to the public.

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

Dated: August 19, 2015

Global Arena Holding, Inc.

/s/John Matthews

   John Matthews

   Chief Executive Officer

/s/Anthony Crisci, Jr.

   Anthony Crisci, Jr.

   Chief Financial Officer