Form 10-Q
period 2015-09-30
Global Arena Holding, Inc.
filed 2015-11-23
CIK 1138724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2015

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to________

Commission File Number  000-49819

Global Arena Holding, Inc.

 (Exact name of registrant as specified in its charter)

Delaware	33-0931599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

850 Third Avenue, Suite 16C New York, NY	10022
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

November 23, 2015:  Common Stock  -   29,995,333.  There are an additional 12,320,224 common shares which are subscribed but have not yet been issued.

GLOBAL ARENA HOLDING, INC.

FORM 10-Q

For the three and nine months ended September 30, 2015

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2015	December 31, 2014
	(Unaudited)

Current assets
Cash	$ 264,500	$ 54,977
Prepaid expenses	95,557	10,000

Total current assets	360,057	64,977

Other assets
Goodwill	-	33,900
Security deposits	19,700	19,700
Receivable from related party	17,163	24,463
Other assets	22,347	28,702

Total other assets	59,210	106,765

TOTAL ASSETS	$ 419,267	$ 171,742

Continued on next page

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Continued from previous page

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)	September 30, 2015	December 31, 2014
	(Unaudited)

Current liabilities
Accounts payable and accrued expenses	$ 969,803	$ 867,981
Convertible promissory notes payable, in default	1,018,920	-
Convertible promissory notes payable,
net of debt discount of $69,826 and $290,717
at September 30, 2015 and December 31, 2014, respectively	672,674	858,225
Promissory notes payable	230,000	230,000
Deferred revenue	267,383	-
Advance for sale of units	560,000	-
Derivative liability	455,300	431,400

Total current liabilities	4,174,080	2,387,606

Convertible promissory notes payable,
net of debt discount of $312,157 and $386,900
at September 30, 2015 and December 31, 2014, respectively	187,843	113,100

Total liabilities	4,361,923	2,500,706

Stockholders’ (deficiency)
Preferred stock, $0.001 par value; 2,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares		24,851
authorized; 27,498,887 and 24,850,979 shares issued at September 30,
2015 and December 31, 2014, respectively; 26,784,601 and 24,136,693
shares outstanding at September 30, 2015 and December 31, 2014, respectively	27,499
Additional paid-in capital	12,333,040	10,834,699
(Deficit)	(16,053,195)	(12,689,981)

	(3,692,656)	(1,830,431)
Less: treasury stock, 714,286 shares at cost	(250,000)	(250,000)

Stockholders’ (deficiency) attributable to common stockholders	(3,942,656)	(2,080,431)
Noncontrolling interests	-	(248,533)

Total stockholders’ (deficiency)	(3,942,656)	(2,328,964)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)	$ 419,267	$ 171,742

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED)

	Three Month Ended September 30,		Nine Month Ended September 30,
	2015	2014	2015	2014
Revenues:
Services	$ 374,511	$ 37,845	$ 619,633	$ 53,987

Operating expenses
Salaries and benefits	188,117	32,878	384,387	390,532
Occupancy	36,028	46,102	121,463	91,284
Business development	107,288	81,647	247,630	300,026
Professional fees	255,106	16,769	587,281	282,320
Stock-based compensation	210,000	13,580	216,152	498,037
Office and other	189,323	25,154	396,898	118,071
Total operating expenses	985,862	216,130	1,953,811	1,680,270

(Loss) from operations	(611,351)	(178,285)	(1,334,178)	(1,626,283)

Other income (expense):
Interest expense	(622,158)	(363,918)	(1,718,524)	(907,144)
Loss on sale of subsidiaries	-	-	(38,079)	-
Change in fair value of derivative liability	460,520	29,400	(23,900)	1,201,514
Total other (expense) income	(161,638)	(334,518)	(1,780,503)	294,370

Loss from continuing operations	(772,989)	(512,803)	(3,114,681)	(1,331,913)

Discontinued operations
Discontinued operations, net of tax	-	99,853	-	171,698
Gain on disposition of discontinued operations	-	1,660,900	-	1,660,900

Income from discontinued operations, net of tax	-	1760,753	-	1,832,598

Net (loss) income	(772,989)	1,247,950	(3,114,681)	500,685

Income (loss) attributable to noncontrolling interests	-	3,020	-	(8,976)

Net (loss) income attributable to common stockholders	$ (772,989)	$ 1,244,930	$ (3,114,681)	$ 509,661

(Loss) earnings per common share
Basic and diluted:
(Loss) per share from continuing operations	$ (0.03)	$ (0.02)	$ (0.12)	$ (0.06)
Income per share from discontinued operations	-	0.07	-	0.08

Net (loss) income per share	$ (0.03)	$ 0.05	$ (0.12)	$ 0.02

Weighted average number of common shares:
Basic and diluted	26,784,601	24,136,693	25,308,572	24,136,693

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED)

	2015	2014
Cash flows from operating activities:
Net (loss)	$ (3,114,681)	$ 500,685
Adjustment to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	-	3,286
Accretion of debt discount	1,363,950	714,548
Debt modification expense	34,200	-
Stock-based compensation	216,152	498,037
Loss on the sale of subsidiaries	38,079	-
Change in fair value of derivative liability	23,900	(1,201,514)
Gain on sale of GACC	-	(1,660,900)
Change in operating assets and liabilities:
(Increase) in due from clearing organization	-	361,677
(Increase) in accounts receivable	-	(21,305)
Decrease in advances to registered representatives and employees	-	59,243
Decrease in deposits with clearing organizations	-	50,003
(Increase) in litigation escrow deposit	-	(100,000)
Decrease in prepaid expenses and other current assets	13,798	21,142
(Decrease) in commissions payable	-	(553,728)
Increase in deferred revenue	267,383	-
Increase in accounts payable and accrued expenses	326,942	102,777
Net assets disposed of GACC	-	(339,100)

Net cash (used in) operating activities	(830,277)	(1,565,149)

Cash flows from investing activities:
Repayment of advances from related parties	7,300	-
Proceeds from sale of GACC	-	2,000,000

Net cash provided by investing activities	7,300	2,000,000

Cash flows from financing activities:
Proceeds from promissory notes	489,000	904,987
Repayment of convertible promissory notes	(16,500)	(1,704,000)
Proceeds from issuance of common stock	560,000	-

Net cash provided by financing activities	1,032,500	(799,013)

Net change in cash	209,523	(364,162)
Cash, beginning of period	54,977	463,610

Cash, end of period	$ 264,500	$ 99,448

(Continued on next page)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED)

	2015	2014

Supplemental disclosure of cash flow information

Cash paid for income taxes	$ 50	$ 5,855

Cash paid for interest	$ -	$ 256,849

Supplemental disclosure of non-cash investing and financing activities

Allocated value of warrants and beneficial conversion features related to debt	$ 957,983	$ 365,729

Promissory note issued for consulting services	$ 188,000	$ -

Debt converted to common stock	$ 292,654	$ -

Accrued interest added to debt	$ 127,799	$ -

Intercompany payables to GACC forgiven on sale	$ -	$ 2,280,877

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED)

1.  ORGANIZATION

Organization

Global Arena Holding, Inc. (formerly, “Global Arena Holding Subsidiary Corp.”) (“GAHI”), was formed in February 2009, in the state of Delaware.  GAHI and its subsidiaries (the “Company”) was previously a financial services firm and currently is focusing on the following businesses through these subsidiaries:

On February 25, 2015, Global Election Services, Inc. (“GES”), a wholly owned subsidiary was incorporated in the State of Delaware. GES provides comprehensive technology-enabled election services primarily for organized labor associations.

On May 20, 2015, the Company incorporated a wholly owned subsidiary in the State of Delaware called “GAHI Acquisition Corp.”  This entity is to be the merger subsidiary for the potential acquisition of Blockchain Technologies Corp (see note 14).

Global Arena Investment Management LLC (“GAIM”), a wholly owned subsidiary, provided investment advisory services to its clients.  GAIM was formally registered with the SEC as an investment advisor. This subsidiary is currently inactive.

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

On August 5, 2014, GAHI entered into an Agreement with PMC Capital, LLC (“PMC Capital”) and Barbara Desiderio pursuant to which GAHI sold its 100% interest in GACC to PMC Capital, subject to the approval from FINRA.  The cash consideration for the sale was $2,000,000 and the forgiveness of the intercompany amounts payable by GAHI and its subsidiaries to GACC of approximately $1,331,000.

The results of operations through August 5, 2014 and the related gain on the sale of GACC have been reported as discontinued operations.

Revenue and operating expenses of the discontinued operations for the three and nine months ended 2014 through the date of sale are as follows:

	Three months ended	Nine months ended
	September 30, 2014	September 30, 2014
(Unaudited)
Revenues
Commissions and other	$3,382,486	$18,455,830

Operating expenses
Commissions	2,655,848	15,481,994
Salaries and benefits	121,365	571,631
Occupancy	16,192	61,255
Business development	9,019	25,387
Professional fees	322,520	477,589
Clearing and operations	124,269	881,268
Regulatory fees	25,647	64,135
Settlement of litigation	-	650,000
Office and other	7,253	64,228

Total operating expenses	3,282,113	18,277,487

Income from operations	100,373	178,343

Income taxes	520	6,645
Income from discontinued operations	$ 99,853	$ 171,698

Sale of Lillybell Entertainment LLC (“Lillybell”) and MGA International Brokerage LLC (“MGA”)

Effective on April 1, 2015, the Company and each of the minority shareholders of Lillybell and MGA entered into purchase agreements for the sale of the Company’s 66.67% interests in Lillybell and MGA to each of them for $1.  The related loss of approximately $38,000 was included in the accompanying statement of operations for the three and nine months ended September 30, 2015.  In accordance with SEC Regulation S-X Rule 3-05, Lillybell and MGA combined were not significant subsidiaries as of the disposal date.  Therefore, no pro forma financial information related to the disposal is required to be presented in accordance with SEC Regulation S-X Rule 11-01.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company has generated recurring losses and cash flow deficits from its continuing operations since inception and has had to continually borrow to continue operating. In addition, with the sale of GACC in August 2014, which was the Company’s principal operating business, the Company’s continuing operations are insufficient to support its ongoing activities. In addition, certain of the Company’s debt went into default and required extensions and adjustments to previously issued warrants and conversion prices.  Certain debt continues to be in default as of September 30, 2015. The Company’s independent registered public accounting firm in their report for the year ended December 31, 2014 included in our Form 10-K contained a going concern highlight of a matter paragraph. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations.  In May, 2015, the Company entered into an agreement and plan of merger with Blockchain Technologies Corporation (“BTC”), which holds provisional patents and intellectual property for creating a new 3D Blockchain technology. Subsequent to September 30, 2015, the Company acquired 10% of the outstanding equity in BTC. The management of the Company is also in negotiations with other companies they believe could be beneficial to the Company’s operations. Subsequent to September 30, 2015, the Company raised an additional $110,000 from the sale of units. Management is hopeful that with its new focus on business acquisitions and their ability to raise additional funds that the Company should be able to continue as a going concern (see Note 14).

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of GAHI and its wholly-owned and majority owned subsidiaries, GES, GAHI Acquisition Corp., GAIM, GACOM, and Lillybell and MGA through April 1, 2015, the date of sale. The operations of GACC are included through August 5, 2014, the date of sale and have been reflected as discontinued operations for the periods presented.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited interim consolidated financial statements of the Company as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the year ended December 31, 2014, previously filed with the SEC.  In the opinion of management, the interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2015.

Revenue Recognition

The Company’s revenue recognition policies comply with SEC revenue recognition rules and the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-10-S99. The Company earns revenues through various services it provides to its clients. GES’s income is recognized at the presentation date of the certification of the election results. The payments received in advance are recorded as deferred revenue on the balance sheet. Should an election not proceed, all non-refundable deferred revenue will be recognized as revenue.

Customer security transactions and the related commission income and expenses were recorded as of the trade date.  GACC generally acted as an agent in executing customer orders to buy or sell listed and over-the-counter securities in which it did not make a market, and charged commissions based on the services the Company provided to its customers.

Insurance commissions were recognized at the later of the billing or the effective date of the related insurance policies, net of an allowance for estimated policy cancellations.

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

Goodwill

In accordance with FASB ASC 805 “Business Combinations” (“ASC 805”), the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree were recognized at the acquisition date and measured at their fair values as of that date.  Goodwill represents the excess of purchase price over the fair value of net assets acquired in a business combination and is not amortized in accordance with FASB ASC 350, “Intangibles – Goodwill and Other” (“ASC 350”). ASC 350 addresses the amortization of intangible assets with defined lives and the impairment testing and recognition for goodwill and indefinite-lived intangible assets. The Company was required to evaluate the carrying value of its goodwill for potential impairment on an annual basis or more frequently if indicators arise. During the nine months ended September 30, 2015, the goodwill recognized in the purchase of MGA was recognized in the loss on the sale of subsidiaries.

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

Promissory Notes Payable

In March 2014, the Company issued two promissory notes for a total of $230,000. The interest rate is the short-term applicable federal rate as determined by the Internal Revenue Service for the calendar month plus 10%. These two promissory notes were expired on September 14, 2015 and are in default as of September 30. 2015.

Debt Modifications

In accordance with ASC 470-50-40-10, when the present value of the cash flows under the modified debt instrument was less than ten percent from the present value of the remaining cash flows under the terms of the original debt instrument, the Company accounted for the amendment to the note as a debt modification. If the change in the present value of cash flow under debt instrument changed by ten percent or more, it is treated as new debt.

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

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs, which are included in business development expenses, were $115,500 for the three and nine months ended September 30, 2015. There were no advertising costs for the three and nine months ended 2014. The Company entered into a market development and communications management consulting agreement with Ajene Watson LLC in August 2015. Ajene Watson assists the Company in strategic development, market development, investor relations (IR), market reputation (PR), and social media marketing management services.

Stock-Based Compensation

The fair value of stock warrants and stock options issued to third party consultants and to employees, officers and directors are recorded in accordance with the measurement and recognition criteria of FASB ASC 505-50, “Equity-Based Payments to Non-Employees” and FASB ASC 718, “Compensation – Stock Based Compensation,” respectively.

The options and warrants are valued using the Black-Scholes valuation model. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables.  These subjective variables include, but are not limited to the Company’s expected stock price volatility over the expected term of the awards, and actual and projected stock option and warrant exercise behaviors.

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes,” which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.  As of September 30, 2015 and December 31, 2014, the Company had deferred tax assets of approximately $5,808,000 and $4,626,000, respectively, for net operating loss carryforwards, which were fully reserved by a valuation allowance due to the significant uncertainty with respect to their future realization.

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

3.  RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Companies are permitted to adopt this new rule following either a full or modified retrospective approach. Early adoption is not permitted. In August 2015, the FASB issued ASU 2015-14 delaying the effective date for adoption. This update is now effective for annual and interim periods beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal year 2018. Early adoption is permitted. This update permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the impact the guidance will have on our consolidated financial statements.

In June 2014, FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

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

Diluted net loss per common share for the three and nine months ended September 30, 2015 and 2014 excluded the dilutive effect of common stock equivalents. In accordance with ASR 260, if their inclusion would be antidilutive to the income from continuing operations, they are to be excluded and the number of shares utilized shall be used in reporting all other diluted per share amounts. As the Company has losses from continuing operations for these periods, no common stock equivalents were utilized in the per share calculations. The Company’s common stock equivalents were excluded in the computation of diluted net (loss) per share since their inclusion would be anti-dilutive. Total shares issuable upon the exercise of all outstanding stock options, warrants and conversion of convertible promissory notes and their related accrued interest for the nine months ended September 30, 2015 and 2014 were as follows:

	2015	2014
	(Unaudited)	(Unaudited)
Warrants	45,024,006	25,891,594
Convertible debt and accrued interest	16,005,407	5,064,069
Stock options	3,000,000	2,375,000

Total common stock equivalents	64,029,413	33, 330,663

5.  DERIVATIVE FINANCIAL INSTRUMENTS

In December, 2012, in connection with an extension of the maturity date of certain convertible notes which were due on May 31, 2012, the Company issued the holder a warrant to purchase shares of common stock of the Company not exceeding 9.99% of the issued and outstanding shares and potential issuable shares related to outstanding options, warrants and convertible debt of the Company. The warrants, which were to expire on December 31, 2014, were extended to March 31, 2016. The Company determined that the anti-dilution provision feature of the warrants to be an embedded derivative instrument.  This derivative is adjusted to fair value at each balance sheet with the changes in fair value recognized in operations.  As of September 30, 2015 and December 31, 2014 the shares of common stock that the holder was entitled to purchase under the warrant were 7,716,259 and 5,399,742, respectively. The addition of 2,316,517 shares was due to the anti-dilution provisions of the warrant caused by the issuance of additional debt with warrants and the modifications of convertible debt and warrants during the nine months ended September 30, 2015. The Company uses the Black-Scholes valuation method to value the derivative instruments at inception and on subsequent valuation dates. Weighted average assumptions used to estimate fair values are as follows:

	September 30, 2015	December 31, 2014	Issuance, December 31, 2013
Expected volatility	201%	491%	316%
Risk free interest rate	0.00%	0.67%	0.13%
Expected life (years)	0.50	1.25	1.00

For the three months ended September 30, 2015 and 2014, the Company recognized a change in this derivative liability of $460,520 and $29,400, respectively, and for the nine months ended September 30, 2015 and 2014, the Company recognized a change in this derivative liability of ($29,300) and $1,165,800, respectively, in other income (expense).

In November, 2013, the Company repurchased 714,286 shares of its common stock and 25% of membership interests in GAIM, which was previously sold to FireRock in 2012, by issuing a convertible note in the amount of $250,000, which was originally due on December 31, 2013 and extended to and paid on January 6, 2014. The holder of the note was entitled to convert all or a portion of the convertible note plus any unpaid interest into shares of common stock at a lesser of $0.35 per share or 10% discount to the market value the day prior to the date of conversion. The Company determined that the variable embedded conversion option to be a derivative instrument.  This derivative was adjusted to fair value at each balance sheet with the changes in fair value recognized in operations prior to its extinguishment in January 2014. For the nine months ended September 30, 2014, the Company recognized a change in this derivative liability of $35,714 in other income (expense).

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

Cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses and deferred revenue – The carrying amounts reported in the consolidated balance sheets for these items are a reasonable estimate of fair value due to their short term nature.

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

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of September 30, 2015 and December 31, 2014.

September 30, 2015 (Unaudited)	Level 1	Level 2	Level 3	Total
Derivative financial instruments	$ -	$ -	$ 455,300	$ 455,300
Promissory notes	-	-	2,109,437	2,109,437

Total	$ -	$ -	$2,564,737	$2,564,737

December 31, 2014	Level 1	Level 2	Level 3	Total
Derivative financial instruments	$ -	$ -	$ 431,400	$ 431,400
Promissory notes	-	-	1,201,325	1,201,325

Total	$ -	$ -	$ 1,632,725	$ 1,632,725

The following table presents the Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs for the derivative warrants:

Balance, December 31, 2014	$1,632,725

Proceeds from promissory notes	489,000
Repayment of promissory notes	(16,500)
Promissory note issued for consulting services	188,000
Accrued interest added to debt	132,799
Legal expense added to debt	1,500
Conversion of promissory notes	(168,379)
Net accretion of debt discount	281,692
Change in fair value included in other expenses	23,900
Balance, September 30, 2015 (Unaudited)	$2,564,737

7. STOCK OPTIONS

Stock Option Plan

In June, 2011, the Board of Directors adopted a Stock Awards Plan (“Plan”).  The purpose of the Plan is to attract, retain and motivate employees, directors and persons affiliated with the Company and to provide such participants with additional incentive and reward opportunities.  The awards may be in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards, or any combination of the foregoing. The total number of shares of stock reserved for issuance under the Plan is 3,000,000.  On July 17, 2012, the Board of Directors approved the issuance of non-qualified stock options for the purchase of an aggregate of 1,725,000 shares of common stock under the Plan to certain employees, officers and directors. The options were exercisable at $0.45 per common share and expired three years after their issuance. In July 2015, the options expired unexercised.

Weighted average assumptions used to estimate the fair value of stock options on the date of grant are as follows:

July 17, 2012
Expected dividend yield	$ 0
Expected stock price volatility	130%
Risk free interest rate	0.32%
Expected life (years)	3 years

The stock-based compensation related to the outstanding options, included in stock compensation expense in the consolidated statements of operations, was $0 and $13,580 for the three months ended September 30, 2015 and 2014, respectively, and $6,152 and $135,594 for the nine months ended September 30, 2015 and 2014.

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

The stock-based compensation related to this option, included in stock compensation expense in the consolidated statements of operations, was $0 for the three months ended September 30, 2015 and 2014, and $0 and $20,492 for the nine months then ended, respectively.

On August 5, 2015, the Company granted stock options to purchase 1,000,000 shares for five years of the Company common stock pursuant to and in accordance with the terms of the Company’s 2011 Stock Award Plan to each of Kathryn Weisbeck (director of investor relations), Anthony Crisci, (CFO) and John Matthews (CEO and Chairman). The option was fully vested when issued with a fair value of approximately $210,000 at the grant date. Weighted average assumptions used to estimate the fair value of stock options on the date of grant are as follows:

August 5, 2015
Expected dividend yield	$ 0
Expected stock price volatility	340.76%
Risk free interest rate	1.65%
Expected life (years)	5 year

The stock-based compensation related to this option, included in stock compensation expense in the consolidated statements of operations, was $210,000 and $0 for the three months ended September 30, 2015 and 2014, and $210,000 and $0 for the nine months then ended, respectively.

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

Weighted average assumptions used to estimate the fair value of stock options on the date of grant are as follows:

January 29, 2013
Expected dividend yield	$ 0
Expected stock price volatility	120%
Risk free interest rate	0.15%
Expected life (years)	1 year

The following is a summary of stock option activity:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2014	2,375,000	$ 0.42	0.48 years	$ -
Granted	3,000,000	0.07	4.88 years	-
Exercised	-	-	-	-
Cancelled and expired	(2,375,000)	-	-	-
Forfeited	-	-	-	-

Outstanding at September 30, 2015 (Unaudited)	3,000,000	$0.07	4.88 years	$ -

Vested and expected to vest at September 30, 2015 (Unaudited)	3,000,000	$0.07	4.88 years	$ -

Exercisable at September 30, 2015 (Unaudited)	3,000,000	$0.07	4.88 years	$ -

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the three and nine months ended September 30, 2015.

As of September 30, 2015, there is no unrecognized compensation costs.

8.  CONVERTIBLE PROMISSORY NOTES

	September 30,	December 31,
	2015 (Unaudited)	2014

Convertible promissory notes with interest at 12% per annum, convertible into common shares at a fixed price ranging from $0.14 to 0.25 per share. Maturity dates range from September 15, 2015 to November 11, 2018, net of unamortized discount of $381,983 and $677,584, respectively. (A)

	$ 860,517	$ 570,816
Convertible promissory notes with interest at 12% per annum, convertible into common shares at a fixed price ranging from $0.14 to 0.25 per share. These convertible promissory notes are currently in default. (default as of September 30, 2015) (A)	350,000	-
Convertible promissory notes with interest at 12% per annum, convertible into common shares at a price ranging from $0.08 to $0.14 or a 50% discount from the lowest trade price in the 20 trading days prior to conversion as of September 30, 2015 (the conversion price would be $0.03 per share), and at a fixed price of $0.35 per share as of December 31, 2014. Maturity dates of November 21, 2015, net of unamortized discount of $169,077 and $0. (default as of September 30, 2015) (B)	418,920	150,509
Convertible promissory notes with interest at 8% per annum, convertible into common shares at a fixed price of $0.30 per share. Matured on September 15, 2015. (default as of September 30, 2015) (C)	250,000	250,000
	1,879,437	971,325
Less current portion:	(1,691,594)	(858,225)
Long-term portion:	$ 187,843	$ 113,100

(A)   In August 2015, the Company agreed with eight debt holders to extend their loans for $675,000 to September 15, 2015, October 15, 2015, and December 31, 2015, for consideration that lowered the conversion price of the debt and the warrants excise price to $0.14. In addition, one of these debt holders was also granted warrants to purchase 775,000 shares of common stock. In October 2015, the Company repaid the $25,000 loan matured on September 15, 2015. Six convertible promissory notes matured on October 15, 2015 have been subsequently extended to December 15, 2015, for consideration that lowered the conversion price of the debt to $0.06 and the warrants excise price to $0.10.

In January and March 2015, the Company issued two convertible promissory notes in the principal aggregate amount of $175,000 at a stated interest rate of 12% per annum. The conversion price is $0.25. In addition, the Company granted warrants to purchase 1,330,000 shares of common stock at an exercise price of $0.25 per share.  The warrants have a life of 3 years and were fully exercisable on the date of the grant.  In addition, the warrant agreements have a cashless exercise provision.  The debt discount was comprised of $79,274 for the relative fair value of the warrants and $ 64,554 for the beneficial conversion feature of the notes. The convertible promissory note for $75,000 was to mature on August 30, 2015 and the $100,000 note was to mature on September 13, 2015. In April 2015, the $100,000 loan was amended and the maturity date was changed to June 15, 2015. The loan was subsequently extended to September 15, 2015. In addition, the conversion price of the debt and the exercise price of their warrants were both lowered to $0.14. An additional $22,000 debt discount was recorded at the date of modification. The holders of the notes are entitled to convert all or a portion of the convertible notes plus any unpaid interest, at the lender’s sole option, into shares of common stock. These two convertible promissory notes were not repaid and are in default as of September 30, 2015. On November 10, 2015, half of the $100,000 loan was converted into 833,334 shares of common stock. On November 20, 2015, the remaining half of this loan plus accrued interest $9,214 and related legal fees of $10,000 was converted into 1,153,561 common shares. On November 12, 2015, the convertible promissory note for $75,000 was extended to December 1, 2015. In addition, the conversion price of the debt was lowered to $0.06 and the exercise price of the warrants was lowered to $0.12.

In April, May, and June 2015, the Company issued four convertible promissory notes in the aggregate principal amount of $115,000 at a stated interest rate of 12% per annum. The conversion price is $0.25. In addition, the Company granted warrants to purchase 1,431,000 shares of common stock at an exercise price of $0.25 per share.  The warrants have a life of 3 years and were fully vested on the date of the grant.  In addition, the warrant agreements have a cashless exercise provision.  The debt discount was comprised of $84,351 for the relative fair value of the warrants and $ 29,271 for the beneficial conversion feature of the notes. The convertible promissory note for $25,000 matured on June 30, 2015. The loan was subsequently extended to September 15, 2015. In addition, the conversion price of the debt and the exercise price of the warrants were both lowered to $.14. An additional debt $2,900 discount was recorded at the date of modification. This loan was repaid on October 14, 2015. Another convertible promissory note for $25,000 matured on July 30, 2015. It was subsequently extended to October 15, 2015 with the conversion price of the debt and the warrant excise price lowered to 0.14. This convertible promissory note was not repaid on October 15, 2015 and is currently in default. An additional $700 discount was recorded at the date of modification. Two convertible promissory notes in the aggregate amount of $65,000 matured on August 30, 2015. These two convertible promissory notes were not repaid and are in default as of September 30, 2015. On October 28, 2015, the convertible promissory note for $15,000 was extended to November 30, 2015. In addition, the conversion price of the debt was lowered to $0.06.

In August 2015, the Company issued a convertible promissory note to an existing debt holder for $62,500 with interest at 12% per annum. The new loan combined with the original loan of $37,500 plus accrued interest of $2,500 will mature on February 12, 2016 with a conversion price of $0.14.  In addition, the Company granted warrants to purchase 2,269,643 shares of common stock at an exercise price of $0.14. The warrants have a life of 3 years and were fully exercisable on the date of the grant.

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

On January 5, 2015, the Company issued a convertible promissory note for $188,000, convertible at $.35 per common share, for consulting services, which matured on May 15, 2015.

On May 21, 2015, the two above notes were assigned to Capitoline Ventures II, LLC (“Capitoline”) $293,299 and Apollo $175,000 and were combined into a new convertible promissory note in the principal amount of $468,299 due on November 21, 2015. This includes accrued interest of approximately $30,000 plus a penalty for nonpayment of $100,000 charged in January 2015. 50% of the warrants issued with the original debt for 800,000 shares, were also transferred to Capitoline. The conversion price for the combined loan is the lower of $0.25 or 50% of the lowest trade price during the 20 trading days prior to when the holder requests conversion. The note for each of them has a limitation on conversion equal to 9.99% of the Company’s outstanding common stock. The debt discount was comprised of $96,493 for the relative fair value of the warrants and $ 371,806 for the beneficial conversion feature of the notes.

On May 22, 2015 and June 12, 2015, Capitoline and Apollo converted a portion of their loans of $93,379 and $75,000 into 1,308,623 and 1,339,285 shares of common stock, respectively. The additional shares received due to the lower conversion price valued at $124,275, was recorded as additional interest expense. In October 2015, Capitoline converted a portion of the loan $16,647 into 1,000,000 shares of common stock.

In June 2015, the Company issued three convertible promissory notes to Apollo and Capitoline in the principal aggregate amount of $120,500 with interest at 12% per annum. The conversion price is the lower of $0.25 or 50% of the lowest trade price during the 20 trading days prior to the conversion date. In addition, the Company granted warrants to purchase 1,240,000 shares of common stock at an exercise price of $0.25. The warrants have a life of 3 years and were fully exercisable on the date of the grant.  In addition, the warrant agreements have a cashless exercise provision.  The debt discount was comprised of $64,113 for the relative fair value of the warrants and $54,887 for the beneficial conversion feature of the notes. The $16,500 note that matured on August 18, 2015 was repaid. The convertible promissory note for $104,000 matures on May 20, 2016. The Company repaid $55,000 in October and November 2015. The remaining promissory notes to Apollo and Capitoline are in default as of September 30, 2015 due to the defaults in other outstanding debt.

On August 17, 2015, the two loan holders agreed to not exercise their rights and remedies with respect to the existing defaults as of the same date through and including August 31, 2015. Each of these lenders was paid a forbearance fee of $15,000. In addition, the conversion price of the outstanding convertible notes for one of the loan holders was reduced to the lower of $.14 or 50% of the lowest trading price in the twenty days prior to the notice of conversion, and for the other loan holder the lower of $.08 or 50% of the lowest trading price in the twenty days prior to the notice of conversion; the exercise price of all of these lenders warrants was also lowered to $.14.

In July 2015, the Company issued a convertible promissory note to Apollo Capital Corp. (“Apollo”) in the principal aggregate amount of $15,000 with interest at 12% per annum with a conversion price at the lower of $0.25 or a 50% discount from the lowest trade price within 20 trading days prior to the conversion date. The note was to mature on January 28, 2016. The principal amount of this loan was subsequently repaid in October 2015.

(C)    In November 2014, the Company extended the maturity date of this note to December 31, 2014 in exchange for (1) a new warrant to purchase 500,000 shares of common stock at an exercise price at $0.25 per share with a five year life; and (2) an extension of all existing warrants for another five years and the lowering of the warrants exercise price to $0.25. The above two amendments were recorded, net of a discount of $102,000. In April 2015, the Company extended the maturity date to May 15, 2015 and further extended to September 15, 2015. This note was not repaid and is in default as of September 30, 2015.

The Company recorded approximately $484,742 and $112,000 of interest expense pursuant to the amortization of the note discounts for the three months ended September 30, 2015 and 2014, and $1,235,199 and $224,000 for the nine months then ended, respectively.

The intrinsic value for the convertible feature of outstanding convertible promissory notes was approximately $0 as of September 30, 2015 and December 31, 2014, respectively.

9.  WARRANTS

On April 30, 2013, the Company, Daniel D. Rubino, Robert M. Pickus, and George C. Dolatly (collectively, the “GCA Principals”) and GCA Ventures, LLC (“GCA”) entered into a management and investor rights agreement.  Pursuant to the agreement, the Company will receive financial and management consulting services from GCA and the GCA Principals in return for warrants to purchase 2,500,000 common shares, at an exercise price of $0.25 per share, which were issued in three separate tranches. The first tranche of one million warrants were issued concurrently with the signing and vested immediately. The second tranche of $750,000 warrants were vested six months after the date of the agreement. The third tranche of 750,000 warrants were vested one year after the date of the agreement. Each tranche of warrants is to expire seven years after issuance. The fair value of approximately $891,500 at the grant date was recognized over the vesting period. Weighted average assumptions used to estimate the fair value of warrants on the date of grant are as follows:

April 30, 2013
Expected dividend yield	$ -
Expected stock price volatility	190%
Risk free interest rate	1.11%
Expected life (years)	7 years

The stock-based compensation related to this option, included in stock compensation expense in the consolidated statements of operations, was $0 for the three months ended September 30, 2015 and 2014, and $0 and $89,150 for the nine months then ended, respectively.

On March 13, 2014, the Company issued a three-year warrant to purchase 500,000 shares of common stock at $0.25 per share to a consultant pursuant to a consulting agreement. The warrant was fully vested when issued.  The fair value of approximately $252,800 at the grant date was recognized during the nine months ended September 30, 2014. Weighted average assumptions used to estimate the fair value of warrants on the date of grant are as follows:

March 13, 2014
Expected dividend yield	$ -
Expected stock price volatility	288%
Risk free interest rate	0.74%
Expected life (years)	3 years

The following tables summarize the warrant activities:

Shares		Weighted Average Exercise Price	Weighted- Average Exercisable	Aggregate Intrinsic Value

Outstanding at December 31, 2014	35,911,846	$ 0.24	35,911,846	$ 426,580

Granted	9,362,160	0.13	9,362,160	-
Exercised	-	-	-	-
Expired	(250,000)	0.55	(250,000)	-
Outstanding at
September 30, 2015 (Unaudited)	45,024,006	$ 0.20	45,024,006	$ 1,169,592

Exercise Price	Average Outstanding	Average Contractual Life	Average Exercise price	Warrants Exercisable
0.001 $0.14 to $0.75	7,716,259 37,307,747	0.50 2.74	$ 0.001 $ 0.24	7,716,259 37,307,747

	45,024,006	-	-	45,024,006

10.  RELATED PARTIES

In December 2014, the Company loaned $7,300 with interest at 3% to one of its potential acquisitions, Elections Services Solutions, LLC (“ESS”), which was repaid in full in March 2015. The chairman of the Board of ESS is the father of the Company’s Chief Executive Officer.

The Receivable from related parties represents advances to Broad Sword Holdings, LLC. owned by the Chief Executive Officer of the Company. These advances are non-interest bearing and payable on demand.  As of September 30, 2015 and December 31, 2014, the receivable was approximately $17,000.

11. LEASES

In November 2014, the Company entered into to a lease agreement at a monthly rental of $10,700, which expired on May 31, 2015. The Company is currently under a month to month rent arrangement. For the three months ended September 30, 2015 and 2014, the Company was charged approximately $36,028 and $48,000, respectively, and, $121,463 and $138,000 for the nine months then ended for office space for continuing and discontinued operation.  The Company’s continuing operations reduced its space after the sale of GACC. Accordingly, the Company did not allocate the rent previously charged to the discontinued operations back to continuing operations in the consolidated statements of operations.

In October 2015, the Company entered into a new lease agreement at a monthly rental of $5,250, which expires on September 30, 2016. The future minimum payment obligations are $63,000.

12.  COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On October 10, 2013, GACOM settled a complaint with the National Futures Association for a fine of $50,000 for certain noncompliance with Commodity Futures Trading Commission regulations.  The fine has not been paid and is included in accounts payable and accrued expenses at September 30, 2015 and December 31, 2014.

Named directors, officers, employees and/or registered representatives of GACC have been called before FINRA for on-the-record interviews in connection with certain FINRA inquiries. GACC has responded to multiple requests for documents and FINRA has taken on-the-record testimony. On October 27, 2014, FINRA indicated that it might recommend enforcement proceedings against GACC, our chairman John Matthews and Brian Joseph Hagerman, the former president and chief compliance officer of GACC. FINRA’s action is commonly referred to as a “Wells Notice” and is a preliminary determination by FINRA staff to recommend disciplinary action against GACC and these individuals.  FINRA is not proposing disciplinary action against the Company.  The allegations are against GACC and these individuals and assert that there were violations of Sections 17(a)(2) and 5 of the Securities Act of 1933 (“Securities Act”); NASD Rules 3010 and 3040; and FINRA Rules 2010, 5122(b)(2) and 5122(b)(1)(B).  GACC and

Messrs. Matthews and Hagerman are responding to this Wells Notice and believe that they have meritorious arguments. On October 30, 2015, John Matthews submitted a Letter of Acceptance, Waiver and Consent (“AWC”) to FINRA for purposes of proposing a settlement (See Note 14).

On February 11, 2015, John S. Matthews was advised by the staff of FINRA’s Department of Enforcement (the “Staff”) that they intended to recommend that FINRA commence a disciplinary action against Mr. Matthews, in his former capacity as an executive of GACC for a violation of FINRA Rules 2010 and 8210 by failing to provide information to the Staff in what the Staff considered to be a timely manner. Mr. Matthews provided additional materials to FINRA subsequent to the February 11, 2015 notice and submitted a response to the Staff’s allegations on February 25, 2015, disputing the proposed charges against him. Mr. Matthews has at all times cooperated with the Staff’s inquiries and continues to do so. On October 30, 2015, John Matthews submitted a Letter of Acceptance, Waiver and Consent (“AWC”) to FINRA for purposes of proposing a settlement (See Note 14).

On April 10, 2014, the Legal Section of FINRA formally notified GACC that it had made a preliminary determination to recommend that disciplinary action be brought against GACC for (1) failing to buy and sell corporate bonds at prices that were fair; and (2) failing to have in place a supervisory system that was reasonably designed to achieve compliance with applicable securities laws and regulations and FINRA rules.  GACC has responded and intends to contest this matter. On October 30, 2015, John Matthews submitted a Letter of Acceptance, Waiver and Consent (“AWC”) to FINRA for purposes of proposing a settlement (See Note 14).

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

The Company and certain of its officers were named in connection with a demand for repayment of $695,000 by PMC LLC, in a letter dated October 16, 2014 relating to the Stock Purchase Agreement by and among GAHI and PMC Capital, LLC and Barbara Desiderio, dated as of August 5, 2014. The demand seeks repayment for expenditures made by GACC prior to the sale and the failure to meet certain minimum requirements in the Stock Purchase Agreement. At this time, the Company is unable to determine the ultimate outcome of the demand or whether it will result in a formal proceeding or action against the Company or any of its officers .

13. ADVANCE FOR SALE OF UNITS

In August and September 2015, the Company received advances of $560,000 from seven investors for the subscription of investment units at $0.12 per unit. Each unit contains two common shares, one A warrant with exercise price of $0.10 and one B warrant with exercise price of $0.12, except for one investor subscription, which contained two A warrants and two B warrants per unit. Each warrant has a three year life. These units were to be issued in October or November 2015 and the Company recorded these proceeds as an advance for sale of units in the consolidated balance sheet as of September 30, 2015.

14.  SUBSEQUENT EVENTS

In October and November 2015, certain debt holders converted their loan into common stock.  (see Note 8).

In October 2015, the Company extended various loans’ maturity dates. (Note 8)

On October 20, 2015, the Company paid $125,000 in cash and issued to Nikolaos Spanos, 1,377,398 of its common stock and 1,993,911 warrants to purchase its common shares at the exercise price of $.10 per common share exercisable for three years.  The common shares and warrants are being issued for the purchase of 1,000,000 common shares of Blockchain Technologies Corporation (“BTC”).  Said common shares represent ten percent (10%) of the outstanding equity in BTC.  The securities are being issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933.

In October and November 2015, the Company raised additional $110,000 from five investors for the sale of units. The Company sold an aggregate amount of 916,667 units. Each unit sold contains two common shares, one A warrant with exercise price of $0.10 and one B warrant with exercise price of $0.12, each warrant has a three years life.

With the issuance from the subsequent sale of units after September 30, 2015, the Company does not have adequate authorized shares available for its outstanding convertible debt, warrants and stock options. The subsequent sale of units will required to be reflected as a liability should the Company not increase their authorized shares  by at least approximately 20,000,000 shares as of December 31, 2015.

On October 30, 2015, John Matthews submitted a Letter of Acceptance, Waiver and Consent (“AWC”) to FINRA for purposes of proposing a settlement of all outstanding issues related to his prior employment with Global Arena Capital Corp. (“GACC”) relating to activities between March 2007 and August 8, 2014 while he was registered with GACC.  Without admitting or denying any of the proposed findings, in connection with sales of $1.8 million of convertible promissory notes away from GACC, Mr. Matthews consented to violations of (i) NASD Rule 3040 (failing to provide written notice to or obtaining prior written approval from GACC), and (ii) Rule 5122 (failing to file offering documents with FINRA and making written disclosures to customers concerning selling compensation and use of proceeds). Mr. Matthews further consented to failing to disclose a federal tax lien on his Form U4 in violation of Article V, Section 2(c) of the FINRA By-Laws of the Corporation, FINRA Rules 1122 and 2010. Mr. Matthews further consented to a six-month suspension from association with any FINRA member and a fine of $25,000 (See Note 12).

On October 23, 2015, one of the Company’s prior attorneys commenced an action against GAHI, seeking payment of $24,245 in unpaid legal fees. This amount is included in accounts payable. At this time, management is unable to determine what the ultimate outcome of these proceedings will be and whether there will be a material impact on the Company’s operations or the consolidated financial statements.

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

Forward-looking Statements

Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as in certain other parts of this quarterly report on Form 10-Q (as well as information included in oral statements or other written statements made or to be made by Global Arena Holdings, Inc. (“GAHI”, with our subsidiaries “the Company”, “We”) that look forward in time, are forward-looking statements made pursuant to the safe harbor provisions of the U.S. Private Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. Although GAHI believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by those statements. These risks, uncertainties and other factors include, but are not limited to the Company’s ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors set forth in the Company’s filings with the Securities and Exchange Commission, including without limitation to Quarterly Report on Form 10-Q.

The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

Critical Accounting Policies

The Company’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for the Company include valuation of convertible promissory notes and related warrants, stock and stock option compensation, estimates, and derivative financial instruments.

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

Goodwill

In accordance with FASB ASC 805 “Business Combinations” (“ASC 805”), the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree were recognized at the acquisition date and measured at their fair values as of that date.  Goodwill represented the excess of purchase price over the fair value of net assets acquired in a business combination and was not amortized in accordance with FASB ASC 350, “Intangibles – Goodwill and Other” (“ASC 350”). ASC 350 addresses the amortization of intangible assets with defined lives and the impairment testing and recognition for goodwill and indefinite-lived intangible assets. The Company was required to evaluate the carrying value of its goodwill for potential impairment on an annual basis or more frequently if indicators arise. During the three and nine months ended September 30, 2015, the goodwill previously created in the purchase of MGA was recognized in the loss on the sale of subsidiaries.

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

The Company accounts for modifications of its Embedded Conversion Features (ECF’s) in accordance with FASB ASC 470-50-40-12 and 40-15 through 16 which requires the modification of a convertible debt instrument that changes the fair value of an embedded conversion feature and the subsequent recognition of interest expense or the associated debt instrument when the modification does not result in a debt extinguishment pursuant to FASB ASC 470-50-40/55.

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

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB and the SEC are not believed by management to have, a material impact, or are currently evaluating the potential impact of updated authoritative guidance on the Company’s present or future consolidated financial statements.

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

The rapid advances in computing and telecommunications technology over the past several decades have brought with them increasingly sophisticated methods of providing or delivering services through electronic channels. Along with these advances, though, have come risks regarding the integrity and privacy of data, and these risks apply to all companies, falling into the general classification of cybersecurity. While it is not possible for anyone to give an absolute guarantee that data will not be compromised, when applicable, the Company shall utilize third-party service providers to secure the Company’s financial and personal data; the Company believes that third-party service providers provide reasonable assurance that the financial and personal data that they hold are secure.

Liquidity and Capital Resources

As of September 30, 2015, the Company has an accumulated deficit of approximately $16,053,000 and a working capital deficiency of approximately $3,814,000.  Our ability to continue as a going concern depends upon whether we can obtain additional financing and ultimately attain profitable operations from the creation of Global Election Services and the acquisition of the 3D Blockchain technology businesses, and ultimately generate sufficient cash flow to meet our obligations.

For the nine months ended September 30, 2015, the Company had a net loss of approximately $3,115,000.  We made the following adjustments to reconcile net loss to net cash provided by or used in operating activities:  We had an accretion of debt discount of approximately $1,364,000, a debt modification expense of approximately $34,000, stock based compensation of approximately $216,000, had a loss on the sale of subsidiaries of approximately $38,000, and had a change in fair value of the derivative liability of approximately $24,000.  We had a decrease in prepaid expenses and other current assets of approximately $14,000, an increase in deferred revenue of approximately $267,000, and an increase in accounts payable and accrued expenses of approximately $327,000.  As a result, we had net cash used in operating activities of approximately $830,000 for the nine months ended September 30, 2015.

For the nine months ended September 30, 2014, the Company recorded net income of approximately $501,000.  We made the following adjustments to reconcile net income to net cash used in operating activities:  We had depreciation and amortization of approximately $3,000, accretion of debt discount of approximately $715,000, stock based compensation of approximately $498,000, a change in fair value of the derivative liability of approximately $1,202,000, and a gain on the sale of GACC of approximately $1,661,000.  We had a decrease of approximately $362,000 due from the clearing organization, an increase in accounts receivable of approximately $21,000, a decrease in advances to registered representatives and employees of approximately $59,000, a decrease in deposits with the clearing organization of approximately $50,000, an increase in litigation escrow deposits of approximately $100,000, a decrease in prepaid expenses and other current assets of approximately $21,000, a decrease in commissions payable of approximately $554,000, an increase in accounts payable and accrued expenses of approximately $103,000, and net assets disposed of GACC of approximately $339,000.  As a result, we had net cash used in operating activities of approximately $1,565,000 for the nine months ended September 30, 2014.

For the nine months ended September 30, 2015, we received approximately $7,000 from the repayment of advances to a related party, resulting in net cash provided by investing activities of approximately $7,000 for the period.

For the nine months ended September 30, 2014, we received $2,000,000 as proceeds from the sale of GACC, resulting in net cash provided by investing activities of $2,000,000 for the period.

For the nine months ended September 30, 2015, we received $489,000 as proceeds from promissory notes.  We spent $16,500 on the repayment of convertible promissory notes, and received $560,000 as proceeds from the issuance of common stock.  As a result, we had net cash provided by financing activities of approximately $1,033,000 for the nine months ended September 30, 2015.

For the nine months ended September 30, 2014, we received approximately $905,000 as proceeds from promissory notes.  We spend $1,704,000 for the repayment of convertible promissory notes.  As a result, we had net cash used in financing activities of approximately $799,000 for the nine months ended September 30, 2014.

In May 2015, the Company, entered into an agreement and plan of merger with Blockchain Technologies Corporation, a New York corporation, which filed provisional patents and holds intellectual property for creating new 3D Blockchain technology.  Upon consummation of the merger, BTC shall cease to exist and GAQ will be the surviving corporation.  In order to consummate the merger, certain conditions must be met, which include (i) issuance of Company shares in an amount to be determined, (ii)

the Company must capitalize GAQ with $1,250,000 plus an amount equal to BTC’s bridge loan then outstanding, (iii) on or before closing, GAQ and BTC shall have no outstanding liabilities, unless otherwise agreed to, and (iv) GAQ will change its name to Blockchain Holdings Corporation.  The plan is to capitalize BTC with the required funding by the sale of new shares of the Company.  The Company is currently seeking equity financing.

On May 20, 2015, the Company incorporated a new wholly owned entity in the State of Delaware called “GAHI Acquisition Corp” (or “GAQ”).  This entity was incorporated to be the merger subsidiary for the planned acquisition of Blockchain Technologies Corp.

On August 5, 2015, the Company entered into employment agreements with Kathryn Weisbeck, Director of Investor Relations, Anthony Crisci, CFO and John Matthews, CEO and Chairman for an initial term of five years. They are entitled to combined base salaries of $380,000.

The Board believes that with the creation of GES and the acquisition of Blockchain Technologies Corporation will provide the Company with better opportunities for the future.

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

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing in the interim. Our independent registered public accounting firm has included a “going concern” modification in their report dated April 15, 2015, included in our form 10K filed with the Securities and Exchange Commission.  Such “going concern” modification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot presently be determined.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plans will actually improve our operating results.

Results of Operations

Three Months Ended September 30, 2015 compared to the Three Months Ended September 30, 2014.

Revenues from services for continuing operations for the three months ended September 30, 2015 was $374,511 compared to $37,845 for the three months ended September 30, 2014.  The increase in revenue of $336,666 is principally due to the new business services of GES, which provides comprehensive technology-enabled election services primarily for organized labor associations, similar to ESS.

Operating expenses for the three months ended September 30, 2015 were $985,862 compared to $216,130 for the three months ended September 30, 2014.  The increase in operating expenses of $769,732 was principally due to the increase of $238,337 in professional fees, an increase of $196,420 in stock based compensation, and an increase of $164,169 for office and other expenses.

Nine Months Ended September 30, 2015 compared to the Nine Months Ended September 30, 2014.

Revenues from services from continuing operations for the nine months ended September 30, 2015 were $619,633 compared to $53,987 for the nine months ended September 30, 2014.  The increase in revenue of $565,646 is principally due to the new business services of GES, which provides comprehensive technology-enabled election services primarily for organized labor associations, similar to ESS.

Operating expenses for the nine months ended September 30, 2015 were $1,953,811 compared to $1,680,270 for the nine months ended September 30, 2014.  The increase in operating expenses of $273,541 was principally due to the decrease of $281,885 in stock based compensation related to the reduced number of employees, an increase of $304,961 in professional fees, and an increase of $278,827 in office and other operating expenses relating to our new election services operating expenses. The net decrease was principally the result of reduced operations as the Company formulates and refocuses its business plans.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2015.

We do not have proper segregation of duties within our accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to not be effective as of September 30, 2015 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2015.  Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 10, 2013, GACOM settled a complaint with the National Futures Association for a fine of $50,000 for certain noncompliance with Commodity Futures Trading Commission regulations.  The fine has not been paid and is included in accounts payable and accrued expenses at September 30, 2015 and December 31, 2014.

Named directors, officers, employees and/or registered representatives of GACC have been called before FINRA for on-the-record interviews in connection with certain FINRA inquiries. GACC has responded to multiple requests for documents and FINRA has taken on-the-record testimony. On October 27, 2014, FINRA indicated that it might recommend enforcement proceedings against GACC, our chairman John Matthews and Brian Joseph Hagerman, the former president and chief compliance officer of GACC. FINRA’s action is commonly referred to as a “Wells Notice” and is a preliminary determination by FINRA staff to recommend disciplinary action against GACC and these individuals.  FINRA is not proposing disciplinary action against the Company.  The allegations are against GACC and these individuals and assert that there were violations of Sections 17(a)(2) and 5 of the Securities Act of 1933 (“Securities Act”); NASD Rules 3010 and 3040; and FINRA Rules 2010, 5122(b)(2) and 5122(b)(1)(B).  GACC and Messrs. Matthews and Hagerman are responding to this Wells Notice and believe that they have meritorious arguments. On October 30, 2015, John Matthews submitted a Letter of Acceptance, Waiver and Consent (“AWC”) to FINRA for purposes of proposing a settlement.

On February 11, 2015, John S. Matthews was advised by the staff of FINRA’s Department of Enforcement (the “Staff”) that they intended to recommend that FINRA commence a disciplinary action against Mr. Matthews, in his former capacity as an executive of GACC for a violation of FINRA Rules 2010 and 8210 by failing to provide information to the Staff in what the Staff considered to be a timely manner. Mr. Matthews provided additional materials to FINRA subsequent to the February 11, 2015 notice and submitted a response to the Staff’s allegations on February 25, 2015, disputing the proposed charges against him. Mr. Matthews has at all times cooperated with the Staff’s inquiries and continues to do so. On October 30, 2015, John Matthews submitted a Letter of Acceptance, Waiver and Consent (“AWC”) to FINRA for purposes of proposing a settlement.

On April 10, 2014, the Legal Section of FINRA formally notified GACC that it had made a preliminary determination to recommend that disciplinary action be brought against GACC for (1) failing to buy and sell corporate bonds at prices that were fair; and (2) failing to have in place a supervisory system that was reasonably designed to achieve compliance with applicable securities laws and regulations and FINRA rules.  GACC has responded and intends to contest this matter. On October 30, 2015, John Matthews submitted a Letter of Acceptance, Waiver and Consent (“AWC”) to FINRA for purposes of proposing a settlement.

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

The Company and certain of its officers were named in connection with a demand for repayment of $695,000 by PMC LLC, in a letter dated October 16, 2014 relating to the Stock Purchase Agreement by and among GAHI and PMC Capital, LLC and Barbara Desiderio, dated as of August 5, 2014. The demand seeks repayment for expenditures made by GACC prior to the sale and the failure to meet certain minimum requirements in the Stock Purchase Agreement. At this time, the Company is unable to determine the ultimate outcome of the demand or whether it will result in a formal proceeding or action against the Company or any of its officers .

Item 1A.  Risk Factors

Not applicable for smaller reporting company

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On October 20, 2015, the Company issued to Nikolaos Spanos, 1,377,398 of its common shares and 1,993,911 warrants to purchase its common shares at the exercise price of $.10 per common share exercisable for three years.  The common shares and warrants are being issued for the purchase of 1,000,000 common shares of Blockchain Technologies Corporation (“BTC”).  Said common shares represent ten percent (10%) of the outstanding equity in BTC.  The securities are being issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933.

Item 3.   Defaults Upon Senior Securities

As discussed in detail under Note 8, section a, GAHI has outstanding promissory and convertible notes with certain lenders which are considered in default.  The Company and the lenders are in discussions to extend the due dates of these outstanding promissory convertible notes.

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

Dated: November 23, 2015

Global Arena Holding, Inc.

/s/John Matthews

   John Matthews

   Chief Executive Officer

/s/Anthony Crisci, Jr.

   Anthony Crisci, Jr.

   Chief Financial Officer