Form 10-Q/A
period 2015-09-30
Global Arena Holding, Inc.
filed 2015-11-30
CIK 1138724

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

November 30, 2015:  Common Stock  -  29,995,333.  There are an additional 12,320,224 common shares which are subscribed but have not yet been issued.

EXPLANATORY NOTE

This amendment to the Form 10-Q, as originally filed with the Securities and Exchange Commission on November 23, 2015, is being filed solely to correct an error in the XBRL.  No other changes have been made to this document.

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

Dated: November 30, 2015

Global Arena Holding, Inc.

/s/John Matthews

   John Matthews

   Chief Executive Officer

/s/Anthony Crisci, Jr.

   Anthony Crisci, Jr.

   Chief Financial Officer