Form 10-K
period 2015-12-31
Global Arena Holding, Inc.
filed 2016-05-09
CIK 1138724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

 OR

[ ]  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 000-49819

GLOBAL ARENA HOLDING, INC.

(Exact name of Company in its charter)

Delaware	33-0931599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

850 Third Avenue, Suite 16C, New York, NY 10022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $.001 par value common stock held by non-affiliates of the registrant was approximately $5,523,836.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of May 6, 2016 was 55,709,983 shares of its $.001 par value common stock.

No documents are incorporated into the text by reference.

Global Arena Holding, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2015

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

On May 20, 2015, the registrant incorporated a new wholly owned entity in the State of Delaware called “GAHI Acquisition Corp.”  This entity was incorporated to be the merger subsidiary for the acquisition of BTC.

On May 20, 2015, the registrant entered into an agreement and plan of merger with BTC.  Under this agreement, BTC will merge with GAHI Acquisition Corp., and GAHI Acquisition Corp. will be the surviving corporation.  As consideration for the merger, the registrant will reserve a number of shares equal to 1/3 the total issued and outstanding of the Company to be issued to BTC shareholders.

On October 20, 2015, the parties agreed to extend the closing date of the merger to December 15, 2015.

On October 20, 2015, the registrant paid $125,000 in cash and authorized the issuance to Nikolaos Spanos of 1,377,398 of its common shares and 1,993,911 warrants to purchase its common shares at the exercise price of $.10 per common share with an exercise period of three years.  The common shares and warrants are being issued for the purchase of 1,000,000 common shares of Blockchain Technologies Corporation (“BTC”).  Said common shares represent ten (10) percent of the outstanding equity in BTC.  The securities are being issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933.

Global Election Services, Inc.

On February 25, 2015, Global Election Services, Inc., a wholly owned subsidiary was incorporated under the laws of the State of Delaware. GES provides comprehensive technology-enabled election services primarily for organized labor associations.  The key employees were previously employed by Election Service Solutions, LLC.

GES believes the proposed acquisition of the Blockchain Technologies Corporation may give it a strategic advantage based on the provisional patent application filed by BTC with the United States Patent and Trademark office which provides for the use of a Blockchain data base to enhance and support secure electronic voting and election results.

The Company has a term sheet in place for the asset purchase of ESS assets for the sum of $400,000.The proceeds will be used to buy only the assets of the company and pay off all existing debts/loans with the remaining dollars to be deployed into GES for operations and expansion. Their current clients include United States and International labor unions, Residential Organizations, Co-Op and Condominiums, Private Colleges and Universities and Trade Organizations.

The ESS asset acquisition will give us the ability to expand into the following areas:

Alumni Associations – The ESS team formally ran elections for Alumni organizations for over 25 years with memberships from 5,000 to 200,000. Previous clients include; Brown, Dartmouth, LaGuardia, Penn State and Yale.

Pension and Retirement Groups – The ESS team formally ran elections for Pension and Retirement groups for over 25 years with memberships from 300,000. Previous clients include; Hawaii Employees, Louisiana State, Maryland State, Pennsylvania School Employees Retirement System (PSERS).

Credit Unions – The ESS team formerly ran elections for Credit Unions for over 25 years with memberships from 100,000 to 500,000. Previous clients include; Vystar Federal Credit Union, Visions VCU, Vermont State FCU, United Nations FCU, Telhio FCU, Hudson Valley FCU, Desert School FCU and State Department FCU.

Professional Trade Associations – The ESS team formerly ran elections for Professional Trade Associations for over 25 years with memberships from 30,000 to 50,000. Previous clients include; National Association of School Psychologists, Nat’l Assoc. of Retired Federal Employees, American Mansa Assoc., Infections Disease Society of America, American Pharmacists Assoc., and Assoc. for Career and Technical Education.

Awards and Contests – The ESS team ran the Country Music Awards in 2006, 2007 and 2008 as well as Blockbuster Awards for several years. These awards are all online voting so we will have the ability to effectively reengage in that field.

Arbitration Division - GES plans to establish a labor arbitration division, with the assets and relationships of ESS. Prior to 1960, arbitration was principally available as a result of the efforts of the War Labor Board during World War II, but was not legally enforceable. The Supreme Court, in a series of decisions referred to as the Stell Workers Trillogy enforced arbitration provisions in labor contracts and, thus, spawned the broad use of arbitration in labor agreements. In 1970, the Supreme Court decided a case generally referred to as Boys Market, which established that the agreement to arbitrate was the quid pro quo for the no strike clause and, thereby, eliminated a substantial amount of labor strife by making the no-strike clause enforceable against unions so long as employers were willing to arbitrate. As a result, arbitration clauses have gained substantial value to both parties as a rapid and inexpensive method for the resolution of “garden variety” contract disputes and also as a cathartic process which relieves ship level tensions without “self help” or other disruptive actions by employees or their labor organizations.

Unlike arbitrators generally, labor arbitrators are professionals who practice labor law. Some teach or have similar “neutral” occupations. On the whole, the population of acceptable labor arbitrators devote full time to their practices. The American Arbitration Association emerged as the principal provider of the service on a national basis. In order to effectuate this, they successfully empanelled as many acceptable arbitrators as possible and established a tribunal to administer the disputes. Administration consists of receiving a Demand for Arbitration, acknowledging receipt, transmitting a copy of the Demand to the other party or parties and then circulating to the parties, lists of potential arbitrators for them to review and strike peremptorily arbitrators they deem acceptable. Usually, it is requested that they do not strike all of the arbitrators and number the remaining arbitrators in order of preference. The administering agency then selects a mutually acceptable arbitrator and begins the process of scheduling a hearing. In today’s world, scheduling hearings with top quality arbitrators in extremely time consuming and it is not unusual for parties to wait six months or more for a hearing date (Which I believe is snob appeal and sells).

In addition, the practice of labor arbitration has driven the date rate of arbitrators, in some cases, to $1,000.00 per day. Most arbitrators hear a case in one day, but charge a second day for “study”, which really means preparation of the Award. Accordingly, arbitration has lost both its speed and its characteristic inexpensiveness.

There is a clear need and a strong desire amongst both management and organized labor for an alternative to AAA arbitration, which would be quicker and less expensive. While it is important that the arbitrators be acceptable to the parties, experience suggests that newer arbitrators who have not yet developed a strong following will generally be more available and less expensive that the small club of well established arbitrators who have been in practice for a number of years. However, with the appropriate introduction, new arbitrators can prove themselves equally acceptable and effective for the parties. All available arbitrators will agree to be listed with an agency that is actively promoting their use. Moreover, some unions and employers can be convinced to agree to a “closed panel”, all of who are deemed acceptable and who hear cases on a rotating basis. These approaches result in much quicker turnaround from demand to hearing. Similarly, the use of newer arbitrators or arbitrators who are not in the same level of demand will also result in reduced costs to the parties.

In situations where there is a large backlog of grievances, a grievance mediation system under which an arbitrator/mediator sits with the parties, listens to the presentation without reviewing all of the evidence and indicates what an arbitrator might rule. This is then followed by an attempt to have the parties compose their differences in a mediated settlement. In the State of Ohio, a system was used where cases that did not reach a successful mediated solution were then referred to a rotating panel for almost immediate hearing before a different arbitrator. This system could be very beneficial to the Teamsters and other unions with large grievance backlogs. AAA does not use this approach.

In order to establish an effective tribunal, we would first have to recruit and empanel a variety of arbitrators, some of whom would be novices with appropriate neutrality, but little experience, some journeymen who would be the newer arbitrators who have emerged in the last five to ten years and who have practices but who are not at the “world class” level of the more senior arbitrators and, if possible, a few senior arbitrators so that the panel would have overall balance. Each arbitrator provides us with a “panel sheet” which is essentially a biography listing their background and the types of cases they have arbitrated. Arbitrators are arranged in geographical groups determined by the areas in which they practice.

The development of the necessary demand forms and other administrative paperwork such as form letters is relatively simple, but perhaps we should consider an Internet filing methodology, which would allow both unions and employers to file grievances over the Internet to expedite selection. It should also be possible to use the Internet for scheduling purposes, all of which should result in a dramatic reduction in administrative costs and shortening of the time for setting hearings. This would be a major talking point.

GES management would further suggest that we build a future arbitrator corps by attempting to identify individuals who because of current employment or other involvements, might not be qualified to serve as neutral arbitrators, but are fully capable of serving as effective mediators. Mediators do not require the same level of independence and neutrality as arbitrators in that they do not make decisions that are binding to the parties. By recruiting persons now to serve as mediators who may have active employment, we would be building a future class of novice arbitrators to replenish the panel.

It is interesting to note that both the Federal Mediation and Coalition Service, and most state mediation services, provide arbitration services but have never successfully competed with the AAA either because the parties are unaware that the services are available or, in the case of state agencies, because the state employs arbitrators who are not acceptable to the parties.

An appropriately organized private arbitration agency at Election Services Corporation administers its case load by handling all incoming correspondence, the selection process and the scheduling process and then monitoring the hearing and transmitting the Award of the arbitrator to the parties. Usually, the agency acts as a collection agent for its administrative fees and the arbitrator’s fees. A fair administrative coast would be approximately $300 - $400 per case solely for administration. This fee is paid half by the union and half by the Company. The arbitrator’s fees probably range between $350 at the very minimum up to $800.

Under appropriate agreements, it may be possible to negotiate special arrangements to handle large backlogs of cases or to give volume discounts on the administration, particularly if the system is as paperless as possible. The administration of a tribunal is likely to initially require one or two people to perform the clerical work, which could also be subcontracted. The printed materials are relatively modest in cost (it could be included in the labor brochure we are planning). Other than forms, all that is required is a set of arbitration rules for standard arbitrations and, possible rules for grievance mediation and for expedited arbitration.

Arbitration services are a natural companion service to election services inasmuch as provided election services will often yield the opportunity to offer arbitration. Often providing arbitration can open the door for election services. There is a natural congruity to offering both types of labor management services. In addition, many elections either require the use of an election arbitrator to resolve eligibility and related issue during the course of the election and having a panel or arbitrators available for that purpose adds value to the election service.

AAA was solely an arbitration company and the election division was formed because of their relationships with labor.

GES plans to expand its Organized Labor business and increase its market growth conducting elections and Interactive Meetings, Trade Associations, Professional and Membership organizations, Alumni Associations and Residential Organizations. Over 650 Teamster Locals will need assistance to handle their Delegate elections starting in April 2015. A marketing plan will lead to increasing its current 100 plus clients to hopefully 200 during a voting span of four months.

GES management believes this plan and financing will deliver further profitability and growth in 2015 and beyond by making technical, operational, sales and marketing improvements. Additional investment will enable GES to greatly enhance it’s user functionality and service levels, strengthen its value proposition and lower its cost structure enabling GES to increase conversion rates in all competitive sales situations and build a stronger case for the benefits of outsourcing to prospects that currently manage elections in-house. GES believes it is well positioned to become the national and dominant full-service supplier in the election planning and management market. The inclusion of Ralph Gerchak, a recently retired District Director of the New York City Office of Labor Management Standards will also increase the prestige of GES across the United States. Also, with the addition of an Arbitration Division, we can lure away election clients form American Arbitration Association who would have us handle their elections without fear of reprisals at arbitration hearings.

GES provides comprehensive technology-enabled election services. The company helps private organizations manage elections, strengthen corporate governance, increase member participation and reduce costs. The team has the unique ability to integrate multiple methods of voting; paper ballots, Internet voting, telephone voting or any combination of these methods. Many of the GES senior staff have been supervising elections since 1981, having managed over 7,000 elections involving more than 40,000,000 voters – none of which have been overturned. Through their relationships and strong reputation in the industry, GES has an impressive customer list of over 100 labor unions and has previously done business with credit unions.

Today’s election officials take on tremendous responsibility in managing all aspects of the voting process from selecting products to ensuring fair elections and every phase in between. In an industry that is constantly evolving, these tasks become more challenging every day. GES exists to provide full-service election solutions to clients while offering the experience, support, security and capacity needed to meet ever-changing client needs now and in the future.

GES helps provide organizations manage elections, strengthen corporate governance, increase member participation and reduce costs. GES believes it is unique in its ability to integrate multiple methods of voting; customers can hold elections via paper ballots, Internet voting, telephone voting or any combination of these methods. The company has a dedicated and seasoned team, which has managed over 7,000 elections involving more than 40,000,000 voters, none of which have been overturned.

Cash collections vary slightly by product, but generally GES collects 35% of booked projects on the date the contract was signed, 55% sixty days prior to the mailing date (the mailing date is typically one month before the election), and the remaining 10% upon the completion of the election – including any overages. Clients do not receive Certification of Results until the bill is paid in full.

GES believes it has valuable assets for growing market share in an election marketplace, which is large and substantially untapped. Our Management team has:

•

A trusted reputation in the marketplace based on having not one of the 7,000 elections this team has managed over the last thirty-three years, overturned.

•

Worked effectively with the United States Justice Department and the United States Department of Labor (OLMS) to conduct, organize and run elections, which have been certified as fair by various State and Federal Agencies.

•

Conducted hundreds of seminars at Union Conventions on “How to get elected” and “How to stay in office”.

•

Conducted elections at National Labor Conventions such as the International Brotherhood of Electrical Workers (IBEW), International Longshore and Warehouse Union, National Association of Laborers, and New Democratic Party of Canada Convention.

•

Conducted elections in over 42 States and United States Territories.

•

Conducted Internet elections for the National Air Traffic Controllers, Audio Engineering Society, Transport Workers Union Local 252 and Actors’ Equity Association that identified increased participation and lowered postage costs.

•

Unique capabilities to plan and manage complex elections across multiple vertical industries that involve multiple methods of voting.

•

The ability to retain existing clients and competitively compete for and win new, large Tier 1 clients, further validating the company’s market share and growth potential.

•

Strong client relationships that provide significant opportunity for revenue growth and new product and services sales.

Market and Competitive Landscape of GES

The by-laws of almost all of GES target customers must hold annual or bi-annual elections for some combination of officers/directors/trustees in addition to bylaw, dues increase, strike votes, assessment, and conversion Delegate votes. GES   also assists some unions in surveying the union membership so organized labor union officials better understand their membership. Historically, this work has been done in-house. Today, GES   is experiencing a very positive reception as a result of the market switching to outsourced services because of the dramatic savings clients can gain as well as by their rapidly growing sensitivity to the need for independent third party election certification. In addition, many labor unions are being audited by the Department of Labor, Office of Labor Management Standards, which can result in elections being re-run and more importantly, reviewing the books and records of the targeted local union.

Current voting systems are predominantly paper-based, typically requiring a series of time-consuming manual processes, such as identifying eligible voters through database management and processing, tabulating and reporting election results. The effort to promote electronic elections is being led by three international organizations: The Internal Foundation for Election Systems, the International Institute for Democracy and Electoral Assistance, and the United Nations Department of Economic and Social Affairs.

GES continues to see significant opportunity for improvements in overall gross margins as customers continue to migrate from paper-based elections to hybrid or more Internet-based elections. This recent trend is attributable primarily to identified operational and workflow inefficiencies and can be reversed with a combination of new leadership, project cost tracking, technology investments and operational reform, and improved print/mail partnering arrangements as described in this plan.

Although competition is increasing, GES believes there is no competitor with the organization, breadth and depth to service the diverse needs of the election services market. Competitors are either vertically of regionally focused or biased towards their unique strengths. The majority of competitors are small regional players who lack resources to compete nationally with the exception of American Arbitration Association, an arbitration firm that services exclusively labor unions. Other competitors are more regional in scope (e.g. True Ballot and Votenet – Washington DC; Merriman River, Midwest; Integrity Voting, Election Trust, Seattle, California Election Company and Ballotpoint, West Coast) and either family or owner operator entities. There is a small subset of Internet firms pushing ASP or exclusively electronic based elections (e.g. Election America and everyonecounts.com).

The Paper Process

1.

Ballots Returned to Post Office, Sorted by Date

2.

Retrieved from Post Office unopened

3.

Mail Sack Opened

4.

Physical Count

5.

Identify Who Voted, Check Signature and Bar Code

6.

Identify Challenged Ballots, Eligibility Duplicates

7.

Segregate Challenge Ballots

8.

Open Outer Envelope, Extract SBE

9.

Segregate Outer Envelope

10.

Open SBE Extract Ballot

11.

Segregate SBE

12.

Process Secret Ballot, High Speed Scanning

13.

Preliminary Results

14.

Process Challenges as Needed

Internet Voting

-

Increases participation with highly mobile work forces, large, geographically dispersed groups and those in areas of declining public transportation as well as those with an extended workday.

-

Supports the Americans with Disabilities Act

-

Reduction in costs including printing and mailing as well as return postage.

-

There is a strong member preference

-

Reduces spoiled ballots, no over votes.

The Web Process logically mirrors the Paper Process.

1.

Secure Website Encryption

2.

On-Line Encrypted Storage

3.

Mail Sack Opened

4.

Automated Count

5.

Who Voted; Pin / Password Affirmation

6.

Identify Challenged Ballots, Eligibility Duplicates

7.

Segregate Challenges; Separate Storage Table

8.

Receive Decrypt Key

9.

Break Voter / Ballot Linkage

10.

Separate Ballot Table

11.

Voter Table

12.

Tabulation Function

13.

Preliminary Results

14.

Process Challenges as Needed

Principles of Secret Ballot, which has been established and validated over decades.

-

One vote per member

-

Identify who voted, but not how; no identifying mark on ballot

-

Provides for Challenge Ballots

-

Provides for Duplicate / Replacement

-

Provide for Verification / Recount

Secret Mail Ballot

-

Personalized ballet mailed to all members

-

Three Envelope System; Outbound, Return Envelope with Signature and Bar Code, Secret Ballot Envelope and Completed Ballot

-

Returned Ballots held at Post Office, unopened

-

Processing when Election Committee authorizes

-

Identify Voters by Bar Code Reader

-

Segregate Challenges

-

Identify Replacements / Duplicates which counts

-

Open and Process

GES’s system is intentionally designed to mirror time-proven DOL secret ballot procedures.

Critical Requirements

-

24 x 7 x 365 Availability

-

Absolute Security, Absolute Secrecy

-

Auditability; Ballot Entries and System Activity

-

Double Entry Credentials; Member Number and Unique Random Password created by GES

-

Complete Integration with Paper Processes; One Member = One Vote, Which Ballot Counts

-

Honor Time Proven DOL Processes

-

Simple to Understand

Secure Voting Infrastructure

-

Fully Redundant; Hardware and Utilities

-

No Single Point Failure

-

Monitored Continuously

-

Symantec “Surveillance”

-

Duplicate vote attempts are flagged for resolution before tabulation

Auditability

-

Voter ID is time stamped when the vote is received

-

Duplicates or Replacements have a separate pin.

-

Ballot Selections (Vote String) available for any or all ballots

-

Audits must always show a one-to-one match between the consumed serial numbers (Voted List) and stored ballots.

Security

-

True Secret Ballot Capability (Title IV)

-

One Person = One Vote

-

Intrusion Detection Systems

-

Hardened Commercial Hosting Site

-

Restricted Personnel Access to Data

-

Comprehensive Event History

-

Restricted Personnel Access to Paper Returns

-

Complete Auditability at all stages

-

Observers Welcomed

GES Future Growth

Owning a printing and mailing union facility in the New York Area will substantially increase profitability when conducting mail ballot elections, especially since more than 600 Teamster affiliated Locals throughout the United States will be required to conduct supervised elections commencing in 2015 whereby the IBT Election Supervisor has previously permitted all mailings to be conducted in the New York area.

Currently GES is supported by its touch screen, Internet and scanned voting by a third party. Acquiring an in-house operation will allow GES to expand its operation by implementing up-to-date technology and in-house support therefore increasing our potential client list.

Maralin Falik, President – GES

Maralin Falik has more than thirty-three years experience in election administration, helping manage and conduct over seven thousand elections. Most of her professional career (1981-1999) was spent at the Honest Ballet Association, a not-for-profit organization founded by Theodore Roosevelt, where she was Executive Director.

Because of her extensive experience in providing complete election management solutions to key private sector clients, including labor unions, associations and cooperatives/condominiums, she has been named chairperson of GES Mediation and Arbitration Division.

Her perfect record reflects the quality of her work when defending challenges elections before the Department of Labor and the courts. Ms. Failk has also testified as an “election expert” to the courts and various oversight groups.

Discontinued Operations and Inactive Business

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

GACOM ceased all operations in 2014 and the Company closed GACOM in the first six months of 2015, in line with its current business plan, as addressed in the Growth Strategy section.

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

Effective on April 1, 2015, the Company and each of the minority shareholders of Lillybell entered into purchase agreements for the sale of the Company’s 66.67% interests in Lillybell for $1.

MGA International Brokerage LLC (“MGA”)

On January 29, 2013, we acquired 66.67% of the aggregate outstanding member interests of MGA, in exchange for an option to purchase 300,000 shares of the Company’s common shares.  Each option is exercisable into one share of common stock of the Company at an exercise price of $0.25 per common share.  The exercise period was for one year from the agreement date. The option has expired.

MGA is a full service insurance broker; Marc Goldin, the Managing Director, owns the remaining 33.3%. MGA provides a broad array of insurance and risk management products and services.

Effective on April 1, 2015, the Company and each of the minority shareholders of MGA entered into purchase agreements for the sale of the Company’s 66.67% interests in MGA for $1.

Global Arena Investment Management

Global Arena Investment Management LLC is a New York limited liability company and a New York investment adviser. GAIM formally served as the investment manager to Global Arena Macro Fund, LP, a Delaware limited partnership.  The Fund was formed to invest all of its assets in Global Arena Master Fund, Ltd. a Cayman Islands exempted company incorporated with limited liability known as a Master Fund, through a “master-feeder” fund structure.  There are currently no assets in these funds.  The Fund is a shareholder of the Master Fund together with another existing entity, Global Arena Macro Fund, Ltd., a Cayman Islands exempted company incorporated with limited liability known as the Offershore Feeder.  Where the Offshore Feeder was formed for investment by non-U.S. persons and U.S. tax-exempt entities, the Fund was formed for investment by U.S. taxable investors. GAIM has been inactive since May 2015.

Growth Strategy for the Company

Going forward, Management plans to also focus on other investments with a specific interest in finance, technology and real estate.

In addition, the Company plans the following for 2016:

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

Employees

The Company currently employs four personnel, including a salaried chief executive officer, compliance officer, controller and a director of investor relations and/or marketing.

ITEM 1A.  RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The Company's moved to its new main office located at 850 Third Avenue, Suite 16C, New York, New York 10022 from its former office at 1500 Broadway, 5th Floor, New York, New York 10036.  These premises consist of approximately 3,000 square feet and are shared with its subsidiaries.  The Company has a lease for office space that ends in May, with the option to extend the lease on an as needed basis.   During the year ended December 31, 2015 and 2014, GAHI was charged approximately $161,400 and $145,000, respectively, for its office spaces.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  MINE SAFETY DISCLOSURES

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

Quarter Ended	High Bid	Low Bid
3/31/15	0.30	0.13
6/30/15	0.31	0.11
9/30/15	0.13	0.05
12/31/15	0.17	0.02

3/31/14	0.51	0.20
6/30/14	0.24	0.10
9/30/14	0.15	0.10
12/31/14	0.45	0.01

b)  Holders.  At May 6, 2016, there were approximately 344 shareholders of record of our common stock.

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

On December 27, 2012, GAHI granted to an employee, an option to purchase 350,000 shares of common stock. The option is exercisable at $0.45 per common share and expired on July 17, 2015.  The option vested 50% in July 2013 and 100% in July 2014 with a fair value of approximately $58,000 at the grant date that was recognized over the vesting period.

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

The Company will issue new shares of common stock upon the exercise of outstanding stock options.  The following is a summary of stock option activity:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2013	2,375,000	$ 0.42	1.36 years	$ -
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled and expired	-	-	-	-
Forfeited	-	-	-	-

Outstanding at December 31, 2014	2,375,000	0.42	0.48 years	-

Granted	3,000,000	0.07	4.63 years	-
Exercised	-	-	-	-
Cancelled and expired	(2,375,000)	-	-	-
Forfeited	-	-	-	-

Outstanding at December 31, 2015	3,000,000	$ 0.07	4.63 years	$ -

Vested and expected to vest at December 31, 2014	2,375,000	$ 0.42	0.48 years	$ -

Exercisable at December 31, 2014	2,375,000	$ 0.42	0.48 years	$ -

Vested and expected to vest at December 31, 2015	3,000,000	$ 0.07	4.63 years	$ -

Exercisable at December 31, 2015	3,000,000	$ 0.07	4.63 years	$ -

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

On June 18, 2015, the Company entered into a consulting agreement with Complete Advisory Partners, LLC.  As consideration for this agreement, the Company has started the process of issuing 50,000 common shares to Complete Advisory.

On November 10, 2015, half of the $100,000 loan from FireRock Capital was converted into 833,334 shares of common stock. The balance of this loan plus accrued interest $9,214 was converted into additional 1,153,561 common shares

On May 22, 2015 and June 12, 2015, Capitoline and Apollo converted a portion of their loans of $93,379 and $75,000 into 1,308,623 and 1,339,285 shares of common stock, respectively.

On October 20, 2015, the Company paid $125,000 in cash and issued to Nikolaos Spanos, 1,377,398 of its common stock and 1,993,911 warrants to purchase its common shares at the exercise price of $0.10 per common share exercisable for three years.  The common shares and warrants are being issued for the purchase of 1,000,000 common shares of Blockchain Technologies Corporation (“BTC”).  Said common shares represent ten percent (10%) of the outstanding equity in BTC.  The securities were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933.

From February to April, 2016, the Company issued five convertible promissory notes with Union Capital, LLC in the aggregate principal amount of $292,500 at a stated interest rate of 8% per annum.  The conversion price is 50% of the lowest trading price for the 20 prior trading days. On March 22, 2016, one of the five convertible promissory notes converted $3,000 principal amount and $0.66 interest into 370,452 shares common stock at the conversion price of $0.0081. $51,000 of the proceeds was used to pay off the Capitoline note based on the settlement agreement.

These shares were exempt from registration under Section 4(a)(2) of the Securities Act.  The shares were issued to sophisticated investors.  They had access to the type of information normally provided in a prospectus for a registered securities offering, and they have agreed not to resell or distribute the securities to the public.

Warrants

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

On March 13, 2014, the Company issued a three-year warrant to purchase 500,000 shares of common stock at $0.25 per share to a consultant pursuant to a consulting agreement. The warrant was fully vested when issued.  The fair value of approximately $252,800 at the grant date was recognized during the year ended December 31, 2014. Weighted average assumptions used to estimate the fair value of warrants on the date of grant are as follows:

The following tables summarize the warrants activities:

	Shares	Weighted Average Exercise Price	Weighted- Average Exercisable	Aggregate Intrinsic Value

Outstanding at December 31, 2013	21,871,487	$ 0.30	21,871,487	$ -

Granted	16,852,989	0.18	16,852,989	-
Expired	(2,812,630)	0.49	(2,812,630)	-
Cancelled and surrendered	-	-	-	-

Outstanding at December 31, 2014	35,911,846	$ 0.24	35,911,846	$ 426,580

Granted	28,925,085	0.08	28,925,085	-
Exercised	-	-	-	-
Expired	(250,000)	0.55	(250,000)	-

Outstanding at December 31, 2015	64,586,931	$ 0.15	64,586,931	$ 666,279

Exercise Price	Average Outstanding	Average Contractual Life	Average Exercise price	Warrants Exercisable
0.001 $0.03 to $0.75	12,451,937 52,134,994	0.25 2.45	$ 0.001 $ 0.19	12,451,937 52,134,994

	64,586,931	-	$ -	64,586,931

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

The financial statements of the Company and subsidiaries include the accounts of the Company and its wholly-owned subsidiaries and majority owned subsidiaries, GAIM, GACOM, Lillybell, MGA and GES from February 25, 2015, its incorporation date, and GAHI Acquisition Corporation from May 20, 2015, its incorporation date. The operations of GACC are included in the prior quarter have been reflected as discontinued operations since GACC was sold on August 5, 2014.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Goodwill

In accordance with FASB ASC 805 “Business Combinations”, the Company recognized at the acquisition date and measured at their fair values, the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired company.  Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations and is not amortized in accordance with FASB ASC 350, “Intangibles – Goodwill and Other”. ASC 350 addresses the amortization of intangible assets with defined lives and the impairment testing and recognition for goodwill and indefinite-lived intangible assets. The Company is required to evaluate the carrying value of its goodwill for potential impairment on an annual basis or more frequently if indicators arise. While the Company may use a variety of methods to estimate fair value for impairment testing, its primary methods are discounted cash flows and a market based analysis. When appropriate, the carrying value of these assets is reduced to fair value.

Convertible Debt

Convertible debt is accounted for under FASB ASC 470, “Debt – Debt with Conversion and Other Options.”  The Company records a beneficial conversion feature related to the issuance of convertible debt that has conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of any warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to the warrants, if any, and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to additional paid-in-capital.  The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing stock options, except that the contractual life of the warrant is used.  Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis.  The allocated fair value is recorded as a debt discount and is accreted over the expected term of the convertible debt as interest expense.

The Company accounts for modifications of its Embedded Conversion Features in accordance with the FASB ASC 470-50-40-12 and 40-15 through 16 which requires the modification of a convertible debt instrument that changes the fair value of an embedded conversion feature and the subsequent recognition of interest expense or the associated debt instrument when the modification does not result in a debt extinguishment pursuant to FASB ASC 470-50-40/55.

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

Stock-Based Compensation - The fair value of stock options and stock warrants issued to third party consultants and to employees, officers and directors is recorded in accordance with the measurement and recognition criteria of FASB ASC 505-50, “Equity-Based Payments to Non-Employees” and FASB ASC 718, “Compensation – Stock Based Compensation,” respectively.

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

Liquidity and Capital Resources

As of December 31, 2015, the Company has an accumulated deficit of $17,225,172 and a working capital deficiency of $4,244,659.  Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

For the year ended December 31, 2015, the Company recorded a net loss of $4,286,658.  We recorded an accretion of debt discount of $1,606,606 and debt modification expense of $36,400.  We recorded a debt extinguishment of $177,571 and stock-based compensation of $216,152.  We recorded a loss on the sale of subsidiaries of $33,900 and a change in fair value of derivative liability of $178,800.  We had a decrease in prepaid expenses of $97,935 and a decrease in rent deposits of $9,200.  We had an increase in deposit for proposed acquisition of $20,000, an increase in deferred revenue of $387,410, and an increase in accounts payable and accrued expenses of $495,144.  As a result, we had net cash used in operating activities of $1,067,540 for the year ended December 31, 2015.

For the year ended December 31, 2014, the Company recorded a net loss of $784,535.  We recorded depreciation and amortization of $3,286 and an accretion of debt discount of $904,403.  We recorded stock-based compensation of $878,310, a change in fair value of derivative liability of $1,172,114, and a gain on the sale of GACC of $1,660,900.  We had a decrease in due from clearing organization of $362,189, a decrease in advances to registered representatives and employees of $100,385, and a decrease in deposits with clearing organizations of $50,003.  We had a decrease in prepaid expenses of $13,981an increase in other assets of $16,504, an increase in rent deposit of $19,700, and a decrease in commission payable of $553,728.  We had an increase in accounts payable and accrued expenses of $271,704 and net assets disposed of GACC of $339,100.  As a result, we had net cash used in operating activities of $1,962,320 for the year ended December 31, 2014.

For the year ended December 31, 2015, we received $24,463 as repayment of advances from related parties and paid $125,000 as payment for proposed acquisition.  As a result, we had net cash used in investing activities of $100,537 for the period.

For the year ended December 31, 2014, we paid $7,300 on a related party advance and received $2,000,000 as proceeds from the sale of GACC.  As a result, we had net cash provided by investing activities of $1,992,700 for the period.

For the year ended December 31, 2015, we received $564,000 as proceeds from promissory notes.  We repaid convertible promissory notes of $72,500 and received $670,000 as proceeds from the issuance of common stock.  As a result, we had net cash provided by financing activities of $1,161,500 for the period.

For the year ended December 31, 2014, we received $1,464,987 as proceeds from promissory notes and repaid convertible promissory notes of $1,904,000.  As a result, we had net cash used in financing activities of $439,013 for the period.

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

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve our operating results

Results of Operations for the Year Ended December 31, 2015 compared to the Year Ended December 31, 2014

Revenues from continuing operations for the year ended December 31, 2015 consisted of commissions and other revenue of $961,610 compared to $28,416 for the prior year ended December 31, 2014, an increase of $933,194 due to increased activity.

Salaries and benefits and stock-based compensation from continuing operations totaled $782,112 for the year ended December 31, 2015 compared to $1,375,822 for the prior year ended December 31, 2014, a decrease of $593,710 due to the reduced number of employees principally in the commodities group and certain warrants issued for consulting services which were fully amortized.

Professional fees from continuing operations for the year ended December 31, 2015 amounted to $790,666 compared to $645,436 for the prior year ended December 31, 2014, an increase of $145,230 due to the increase of consulting fees.

For the year ended December 31, 2015, we had occupancy expenses from continuing operations of $161,408, business development expenses of $280,266, and office and other expenses of $758,398, totaling $1,200,072. Comparatively, for the year ended December 31, 2014, we had occupancy expenses of $100,244, business development expenses of $382,982, and office and other expenses of $156,459 totaling $639,685.  Increase in these expenses was $560,387 principally due to the increase in office expenses as a result of our move to our new location and printing and production expenses from GES operations.

Total operating expenses for the year ended December 31, 2015 were $2,772,850 compared to $2,660,943 for the year ended December 31, 2014, an increase of $111,907 principally due to an increase in office expenses and printing and production expenses as discussed above.

Income from discontinued operations for the year ended December 31, 2014 amounted to $1,832,598 due to the gain on the sale of GACC.  GACC was sold on August 5, 2014 and resulted in a gain on disposition of $1,660,900 for the year ended December 31, 2014.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Global Arena Holding, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Global Arena Holding Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Global Arena Holding Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for each of the years in the two year period ended December 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Arena Holding Inc. and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years in the two year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements as of and for the years ended December 31, 2015 and 2014 have been prepared assuming the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has suffered recurring losses since inception, experiences a deficiency of cash flow from operations, sold its principal operating business, is currently in default of certain outstanding notes, and has a stockholders’ deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Our opinion is not modified with respect to this matter.

Flushing, NY

May 6, 2016

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2015 AND 2014

ASSETS	December 31, 2015	December 31, 2014

Current assets
Cash	$ 48,400	$ 54,977
Prepaid expenses	20,200	10,000

Total current assets	68,600	64,977

Other assets
Goodwill	-	33,900
Security deposits	10,500	19,700
Deposit for proposed acquisition	20,000	-
Receivable from related party	-	24,463
Investment	284,270	-
Other assets	13,567	28,702

Total other assets	328,337	106,765

TOTAL ASSETS	$ 396,937	$ 171,742

(Continued on next page)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2015 AND 2014

(Continued from previous page)

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)	December 31, 2015	December 31, 2014

Current liabilities
Accounts payable and accrued expenses	$ 1,124,612	$ 867,981
Convertible promissory notes payable, in default	280,000	-
Convertible promissory notes payable,
net of debt discount of $76,789 and $290,717
at December 31, 2015 and December 31, 2014, respectively	1,270,829	858,225
Promissory notes payable	230,000	230,000
Deferred revenue	387,410	-
Derivative liability	1,020,408	431,400

Total current liabilities	4,313,259	2,387,606

Convertible promissory notes payable,
net of debt discount of $286,965 and $386,900
at December 31, 2015 and December 31, 2014, respectively	213,035	113,100

Total liabilities	4,526,294	2,500,706

Stockholders’ (deficiency)
Preferred stock, $0.001 par value; 2,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized; 50,628,209 and 24,850,979 shares issued at December 31,
2015 and December 31, 2014, respectively; 50,628,209 and 24,136,693
shares outstanding at December 31, 2015 and December 31, 2014, respectively	50,628	24,851
Additional paid-in capital	13,045,187	10,834,699
Accumulated (deficit)	(17,225,172)	(12,689,981)

	(4,129,357)	(1,830,431)
Less: treasury stock, 714,286 shares at cost	-	(250,000)

Stockholders’ (deficiency) attributable to common stockholders	(4,129,357)	(2,080,431)
Noncontrolling interests	-	(248,533)

Total stockholders’ (deficiency)	(4,129,357)	(2,328,964)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)	$ 396,937	$ 171,742

See notes to consolidated financial statements

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	December 31, 2015	December 31, 2014
Revenues:
Services	$ 961,610	$ 28,416

Operating expenses
Salaries and benefits	565,960	497,512
Occupancy	161,408	100,244
Business development	280,266	382,982
Professional fees	790,666	645,436
Stock-based compensation	216,152	878,310
Office and other	758,398	156,459

Total operating expenses	2,772,850	2,660,943

(Loss) from operations	(1,811,240)	(2,632,527)

Other income (expense):
Interest expense	(2,258,519)	(1,156,720)
Loss on sale of subsidiaries	(38,099)	-
Change in fair value of derivative liability	(178,800)	1,172,114

Total other (expense) income	(2,475,418)	15,394

Loss from continuing operations	(4,286,658)	(2,617,133)

Discontinued operations
Discontinued operations, net of tax	-	171,698
Gain on disposition of discontinued operations	-	1,660,900

Income from discontinued operations, net of tax	-	1,832,598

Net (loss)	(4,286,658)	(784,535)

Income (loss) attributable to noncontrolling interests	-	(12,861)

Net (loss) attributable to common stockholders	$ (4,286,658)	$ (771,674)

(Loss) earnings per common share
Basic and diluted:
(Loss) per share from continuing operations	$ (0.14)	$ (0.11)
Income per share from discontinued operations	-	0.08

Net (loss) per share	$ (0.14)	$ (0.03)

Weighted average number of common shares:
Basic and diluted	30,236,244	24,136,693

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIENCY) FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Common Stock		Additional Paid-in	Treasury Stock		Accumulated	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Deficit	Interests	Total

Balance, December 31, 2013	24,850,979	$ 24,851	$9,189,971	(714,286)	$(250,000)	$(11,918,307)	$ (235,672)	$(3,189,157)

Issuance of warrants with debt	-	-	664,418	-	-	-	-	664,418
Extension of convertible debt	-	-	102,000	-	-	-	-	102,000
Issuance of warrants for consulting services	-	-	627,800	-	-	-	-	627,800
Stock based compensation to employees	-	-	161,359	-	-	-	-	161,359
Amortization of warrants for consulting services	-	-	89,151	-	-	-	-	89,151
Net (loss)	-	-	-	-	-	(771,674)	(12,861)	(784,535)

Balance, December 31, 2014	24,850,979	24,851	10,834,699	(714,286)	(250,000)	(12,689,981)	(248,533)	(2,328,964)

Allocated value of warrants and beneficial conversion
features related to debt	-	-	1,032,983	-	-	-	-	1,032,983
Conversion of promissory notes	13,233,168	13,233	590,864	-	-	-	-	604,097
Stock based compensation- stock options	-	-	216,152	-	-	-	-	216,152
Modification of warrants and conversion features of
convertible debt	-	-	36,400	-	-	-	-	36,400
Sale of units	11,166,664	11,167	658,833	-	-	-	-	670,000
Reclassification of warrants to liabilities	-	-	(319,808)	-	-	-	-	(319,808)
Extinguishment of convertible debt	-	-	177,571	-	-	-	-	177,571
Issuance of common stock for proposed acquisition	1,377,398	1,377	67,493	-	-	-	-	68,870
Reclassification of noncontrolling interest	-	-	-	-	-	(248,533)	248,533	-
Net (loss)	-	-	-	-	-	(4,286,658)	-	(4,286,658)
Reissuance of treasury stock	-	-	(250,000)	714,286	250,000	-	-	-

Balance, December 31, 2015	50,628,209	$ 50,628	$13,045,187	-	$ -	$(17,225,172)	$ -	$(4,129,357)

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014

Cash flows from operating activities:
Net (loss)	$ (4,286,658)	$ (784,535)
Adjustment to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	-	3,286
Accretion of debt discount	1,606,606	904,403
Debt modification expense	36,400	-
Debt extinguishment	177,571
Stock-based compensation	216,152	878,310
Loss on the sale of subsidiaries	33,900	-
Change in fair value of derivative liability	178,800	(1,172,114)
Gain on sale of GACC	-	(1,660,900)
Change in operating assets and liabilities:
Decrease in due from clearing organization	-	362,189
Decrease in advances to registered representatives and employees	-	100,385
Decrease in deposits with clearing organizations	-	50,003
Decrease in prepaid expenses	97,935	13,981
(Increase) in other assets	-	(16,504)
Decrease (increase) in rent deposit	9,200	(19,700)
(Increase) in deposit for proposed acquisition	(20,000)	-
(Decrease) in commissions payable	-	(553,728)
Increase in deferred revenue	387,410	-
Increase in accounts payable and accrued expenses	495,144	271,704
Net assets disposed of GACC	-	(339,100)

Net cash (used in) operating activities	(1,067,540)	(1,962,320)

Cash flows from investing activities:
Repayment of advances from related parties	24,463	(7,300)
Payment for proposed acquisition	(125,000)
Proceeds from sale of GACC	-	2,000,000

Net cash (used in) provided by investing activities	(100,537)	1,992,700

Cash flows from financing activities:
Proceeds from promissory notes	564,000	1,464,987
Repayment of convertible promissory notes	(72,500)	(1,904,000)
Proceeds from issuance of common stock	670,000	-

Net cash provided by (used in) financing activities	1,161,500	(439,013)

Net change in cash	(6,577)	(408,633)
Cash, beginning of period	54,977	463,610

Cash, end of period	$ 48,400	$ 54,977

(Continued on next page)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Continued from previous page)

	2015	2014

Supplemental disclosure of cash flow information

Cash paid for income taxes	$ 50	$ 5,855

Cash paid for interest		$ 256,850

Supplemental disclosure of non-cash investing and financing activities

Allocated value of warrants and beneficial conversion features related to debt	$ 1,032,983	$ 664,418

Promissory note issued for consulting services	$ 188,000	$ -

Debt converted to common stock	$ 306,491	$ 716,951

Accrued interest added to debt	$ 142,013	$ -

Intercompany payables to GACC forgiven on sale	$ -	$ 1,330,877

Reclassification of warrants to liabilities	$ 319,808	$ -

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

On May 20, 2015, the Company incorporated a wholly owned subsidiary in the State of Delaware called “GAHI Acquisition Corp.”  This entity is to be the merger subsidiary for the potential acquisition of Blockchain Technologies Corp.

Global Arena Investment Management LLC (“GAIM”), a wholly owned subsidiary, provided investment advisory services to its clients.  GAIM was formally registered with the SEC as an investment advisor. This subsidiary is currently inactive.

Global Arena Commodities Corporation (“GACOM”), which is 100% owned by GAHI, ceased all operations in 2014 and the Company plans to close GACOM in 2016.

Sale of Global Arena Capital Corp.

Global Arena Capital Corp. (“GACC”) was the wholly owned subsidiary through August 5, 2014 and was a full service financial services company. GACC was a broker-dealer registered with the Securities and Exchange Commission (“SEC”).  The Company was also a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Investor Protection Corp (“SIPC”). GACC was engaged in the securities business, which comprised several classes of securities transactions such as equities, corporate and municipal bonds, mutual funds, insurance and options, all of which they executed as risk-less principal and agency transactions.

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

Revenue and operating expenses of the discontinued operations for the period ended August 7, 2014 are as follows:

For the Period Ended
August 7, 2014

Revenues
Commissions and other	$18,455,830

Operating expenses
Commissions	15,481,994
Salaries and benefits	571,631
Occupancy	61,255
Business development	25,387
Professional fees	477,589
Clearing and operations	881,268
Regulatory fees	64,135
Settlement of litigation	650,000
Office and other	64,228

Total operating expenses	18,277,487

Income from operations	178,343

Income taxes	6,645

Income from discontinued operations	$ 171,698

Sale of Lillybell Entertainment LLC (“Lillybell”) and MGA International Brokerage LLC (“MGA”)

Effective on April 1, 2015, the Company and each of the minority shareholders of Lillybell and MGA entered into purchase agreements for the sale of the Company’s 66.67% interests in Lillybell and MGA to each of them for $1.  The related loss of approximately $38,000 was included in the accompanying statement of operations for the year ended December 31, 2015.  In accordance with SEC Regulation S-X Rule 3-05,

Lillybell and MGA combined were not significant subsidiaries as of the disposal date.  Therefore, no pro forma financial information related to the disposal is required to be presented in accordance with SEC Regulation S-X Rule 11-01.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company has generated recurring losses and cash flow deficits from its continuing operations since inception and has had to continually borrow to continue operating. In addition, with the sale of GACC in August 2014, which was the Company’s principal operating business, the Company’s continuing operations are insufficient to support its ongoing activities. In addition, certain of the Company’s debt went into default and required extensions and adjustments to previously issued warrants and conversion prices.  Certain debt continues to be in default as of December 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations.  In May, 2015, the Company entered into an agreement and plan of merger with Blockchain Technologies Corporation (“BTC”), which holds provisional patents and intellectual property for creating a new 3D Blockchain technology. In October, 2015, the Company acquired 10% of the outstanding equity in BTC. The management of the Company is also in negotiations with other companies they believe could be beneficial to the Company’s operations. Subsequent to December 31, 2015, the Company raised an additional $382,222 from the issuance of additional convertible promissory note. Management is hopeful that with its new focus on business acquisitions and their ability to raise additional funds that the Company should be able to continue as a going concern (see Note 16).

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

Goodwill

In accordance with FASB ASC 805 “Business Combinations” (“ASC 805”), the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree were recognized at the acquisition date and measured at their fair values as of that date.  Goodwill represents the excess of purchase price over the fair value of net assets acquired in a business combination and is not amortized in accordance with FASB ASC 350, “Intangibles – Goodwill and Other” (“ASC 350”). ASC 350 addresses the amortization of intangible assets with defined lives and the impairment testing and recognition for goodwill and indefinite-lived intangible assets. The Company was required to evaluate the carrying value of its goodwill for potential impairment on an annual basis or more frequently if indicators arise. During the year ended December 31, 2015, the goodwill recognized in the purchase of MGA was recognized in the loss on the sale of subsidiaries.

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

Promissory Notes Payable

In March 2014, the Company issued two promissory notes for a total of $230,000. The interest rate is the short-term applicable federal rate as determined by the Internal Revenue Service for the calendar month plus 10%. These two promissory notes were expired on September 14, 2015 and are in default as of December 31, 2015.

Debt Modifications and Extinguishment

In accordance with ASC 470-50-40-10, when the present value of the cash flows under the modified debt instrument was less than ten percent from the present value of the remaining cash flows under the terms of the original debt instrument, the Company accounted for the amendment to the note as a debt modification. If the change in the present value of cash flow under debt instrument changed by ten percent or more, it is treated as debt extinguishment.

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

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs, which are included in business development expenses, were $285,500 for the year ended December 31, 2015. There were no advertising costs for the year ended December 31, 2014. The Company entered into a market development and communications management consulting agreement with Ajene Watson LLC in August 2015. Ajene Watson assists the Company in strategic development, market development, investor relations (IR), market reputation (PR), and social media marketing management services.

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes,” which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.  As of December 31, 2015 and 2014, the Company had deferred tax assets of approximately $6,243,000 and $4,626,000, respectively, for net operating loss carryforwards, which were fully reserved by a valuation allowance due to the significant uncertainty with respect to their future realization.

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

In September 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-16: Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. ASU 2015-16 is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

4.  NET INCOME (LOSS) PER SHARE

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”).  Under the provisions of ASC 260, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net loss per common share for the years ended 2015 and 2014 excluded the dilutive effect of common stock equivalents. In accordance with ASR 260, if their inclusion would be antidilutive to the income from continuing operations, they are to be excluded and the number of shares utilized shall be used in reporting all other diluted per share amounts. As the Company has losses from continuing operations for these periods, no common stock equivalents were utilized in the per share calculations. The Company’s common stock equivalents were excluded in the computation of diluted net (loss) per share since their inclusion would be anti-dilutive. Total shares issuable upon the exercise of all outstanding stock options, warrants and conversion of convertible promissory notes and their related accrued interest for the years ended December 31, 2015 and 2014 were as follows:

	2015	2014

Warrants	64,586,931	35,911,846
Convertible debt and accrued interest	29,168,520	6,768,237
Stock options	3,000,000	2,375,000

Total common stock equivalents	96,755,451	45,055,083

5.  DERIVATIVE FINANCIAL INSTRUMENTS

In December, 2012, in connection with an extension of the maturity date of certain convertible notes which were due on May 31, 2012, the Company issued the holder a warrant to purchase shares of common stock of the Company not exceeding 9.99% of the issued and outstanding shares and potential issuable shares related to outstanding options, warrants and convertible debt of the Company. The warrants, which were to expire on December 31, 2014, were extended to March 31, 2016. The Company determined that the anti-dilution provision feature of the warrants to be an embedded derivative instrument.  This derivative is adjusted to fair value at each balance sheet with the changes in fair value recognized in operations.  As of December 31, 2015 and December 31, 2014 the shares of common stock that the holder was entitled to purchase under the warrant were 12,451,937 and 5,399,742, respectively. The addition of 7,052,195 shares was due to the anti-dilution provisions of the warrant caused by the issuance of additional debt with warrants and the modifications of convertible debt and warrants during the year ended December 31, 2015. The Company uses the Black-Scholes valuation method to value the derivative instruments at inception and on subsequent valuation dates. Weighted average assumptions used to estimate fair values are as follows:

	December 31, 2015	December 31, 2014	December 31, 2013
Expected volatility	211.02%	491%	316%
Risk free interest rate	0.16%	0.67%	0.13%
Expected life (years)	0.25	1.25	1.00

For the years ended December 31, 2015 and 2014, the Company recognized a change in this derivative liability of $178,800 and $1,136,400, respectively, in other income (expense).

In November, 2013, the Company repurchased 714,286 shares of its common stock and 25% of membership interests in GAIM, which was previously sold to FireRock in 2012, by issuing a convertible note in the amount of $250,000, which was originally due on December 31, 2013 and extended to and paid on January 6, 2014. The holder of the note was entitled to convert all or a portion of the convertible note plus any unpaid interest into shares of common stock at a lesser of $0.35 per share or 10% discount to the market value the day prior to the date of conversion. The Company determined that the variable embedded conversion option to be a derivative instrument.  This derivative was adjusted to fair value at each balance sheet with the changes in fair value recognized in operations prior to its extinguishment in January 2014. For the years ended December 31, 2015 and 2014, the Company recognized a change in this derivative liability of $0 and $35,714, respectively in other income (expense).

On December 11, 2015, The Company sold units which include shares of common stock and warrants to purchase common stock. As a result of the sale of these units, the Company does not have adequate authorized shares available for its convertible debt and its outstanding warrants and options. Accordingly, certain warrants issued with the units were required to be shown as a derivative liability when issued. The total value of these warrants was $410,208, of which $319,808 were shown in its shareholders’ equity and $90,400 was shown as a derivative liability. The liability of these warrants is required to be adjusted to the fair value at each balance sheet date. As of December 31, 2015, the liability related to these warrants was $410,208. The fair value of the warrants at December 31, 2015 was determined by using the Black-Scholes valuation method. The inputs used to value the warrants were the same utilized as the other derivative liability.

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

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of December 31, 2015 and 2014.

December 31, 2015	Level 1	Level 2	Level 3	Total
Derivative financial instruments	$ -	$ -	$ 611,200	$ 611,200
Promissory notes	-	-	1,993,864	1,993,864

Total	$ -	$ -	$2,605,064	$ 2,605,064

December 31, 2014	Level 1	Level 2	Level 3	Total
Derivative financial instruments	$ -	$ -	$ 431,400	$ 431,400
Promissory notes	-	-	1,201,325	1,201,325

Total	$ -	$ -	$ 1,632,725	$ 1,632,725

The following table presents the Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs for the derivative warrants:

Balance, December 31, 2013	$ 3,105,867

Proceeds from promissory notes	1,464,987
Repayment of promissory notes	(1,904,000)
Net change of debt discount	137,985
Cancellation of derivative liability included in other (income) expenses	(35,714)
Change in fair value included in other (income) expenses	(1,136,400)

Balance, December 31, 2014	1,632,725

Proceeds from promissory notes	564,000
Repayment of promissory notes	(72,500)
Promissory note issued for consulting services	188,000
Accrued interest added to debt	129,323
Legal expense added to debt	1,500
Conversion of promissory notes	(306,491)
Net accretion of debt discount	288,707
Change in fair value included in other expenses	179,800
Balance, December 31, 2015	$ 2,605,064

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

The stock-based compensation related to the outstanding options, included in stock compensation expense in the consolidated statements of operations, was $6,152 and $140,867 for the years ended December 31, 2015 and 2014, respectively.

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

The stock-based compensation related to this option, included in stock compensation expense in the consolidated statements of operations, was $0 and $20,492 for the years ended December 31, 2015 and 2014, respectively.

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

The stock-based compensation related to this option, included in stock compensation expense in the consolidated statements of operations, was $210,000 and $0 for the years ended December 31, 2015 and 2014, respectively.

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

Weighted average assumptions used to estimate the fair value of stock options on the date of grant are as follows:

January 29, 2013
Expected dividend yield	$ 0
Expected stock price volatility	120%
Risk free interest rate	0.15%
Expected life (years)	1 year

The following is a summary of stock option activity:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2013	2,375,000	$ 0.42	1.36 years	$ -
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled and expired	-	-	-	-
Forfeited	-	-	-	-

Outstanding at December 31, 2014	2,375,000	0.42	0.48 years	-

Granted	3,000,000	0.07	4.63 years	-
Exercised	-	-	-	-
Cancelled and expired	(2,375,000)	-	-	-
Forfeited	-	-	-	-

Outstanding at December 31, 2015	3,000,000	$ 0.07	4.63 years	$ -

Vested and expected to vest at December 31, 2014	2,375,000	$ 0.42	0.48 years	$ -

Exercisable at December 31, 2014	2,375,000	$ 0.42	0.48 years	$ -

Vested and expected to vest at December 31, 2015	3,000,000	$ 0.07	4.63 years	$ -

Exercisable at December 31, 2015	3,000,000	$ 0.07	4.63 years	$ -

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the years ended December 31, 2015 and 2014.

As of December 31, 2015, there are no unrecognized compensation costs.

8.  CONVERTIBLE PROMISSORY NOTES

	December 31,	December 31,
	2015	2014

Convertible promissory notes with interest at 12% per annum, convertible into common shares at a fixed price ranging from $0.02 to $0.10 per share. Maturity dates range from April 30, 2016 to November 11, 2018, net of unamortized discount of $363,754 and $677,584, respectively. (A)

	$ 898,747	$ 570,816
Convertible promissory notes with interest at 12% per annum, convertible into common shares at a fixed price ranging from $0.06 to $0.14 per share. These convertible promissory notes are currently in default. (default as of December 31, 2015) (A)	280,000	-
Convertible promissory notes with interest at 12% per annum, convertible into common shares at a price ranging from $0.08 to $0.14 or a 50% discount from the lowest trade price in the 20 trading days prior to conversion as of December 31, 2015 (the conversion price would be $0.025 per share), and at a fixed price of $0.35 per share as of December 31, 2014. (B)	335,117	150,509
Convertible promissory notes with interest at 8% per annum, convertible into common shares at a fixed price of $0.30 per share. The maturity date is April 30, 2016. (C)	250,000	250,000
	1,763,864	971,325
Less current portion:	(1,550,829)	(858,225)
Long-term portion:	$ 213,035	$ 113,100

(A)  On November 23, 2015, the Company issued a convertible promissory note in the principal amount of $50,000 at a stated interest of 12% per annum. The conversion price is $0.06. In addition, the Company granted warrants to purchase 833,333 shares of common stock at an exercise price of $0.10 per share.  The warrants have a life of 3 years and were fully vested on the date of the grant.  The debt discount was comprised of $23,105 for the relative fair value of the warrants and $26,895 for the beneficial conversion feature of the notes.

 In August 2015, the Company agreed with eight debt holders to extend their loans for $675,000 to September 15, 2015, October 15, 2015, and December 31, 2015, for consideration that lowered the conversion price of the debt and the warrants excise price to $0.14. In addition, one of these debt holders was also granted warrants to purchase 775,000 shares of common stock.  This note was in default as of December 31, 2015.  In October 2015, the Company repaid the $25,000 loan matured on September 15, 2015.  On October 28, 2015, six convertible promissory notes of total $500,000 were extended to December 15, 2015, for consideration that lowered the conversion price of the debt to $0.06 and the warrants exercise price to $0.10.  An additional $137,418 debt discount was recorded at the date of modification. On December 15, 2015, the six notes above were extended to March 31, 2016, for consideration that lowered the A warrant exercise price to $0.07 and B warrant exercise price to $0.09.  Subsequently, on March 25, 2016, the six notes were extended to June 30, 2016 and the exercise price for A warrant and B warrant was lowered to $0.02 and $0.03, respectively.

In January and March 2015, the Company issued two convertible promissory notes in the principal aggregate amount of $175,000 at a stated interest rate of 12% per annum. The conversion price is $0.25. In addition, the Company granted warrants to purchase 1,330,000 shares of common stock at an exercise price of $0.25 per share.  The warrants have a life of 3 years and were fully exercisable on the date of the grant. In addition, the warrant agreements have a cashless exercise provision.  The debt discount was comprised of $79,274 for the relative fair value of the warrants and $64,554 for the beneficial conversion feature of the notes. The Company also reissued 714,286 common shares of its treasury stock to one of the debt holders. The convertible promissory note for $75,000 was to mature on August 30, 2015 and the $100,000 note was to mature on September 13, 2015. In April 2015, the $100,000 loan was amended and the maturity date was changed to June 15, 2015. The loan was subsequently extended to September 15, 2015. In addition, the conversion price of the debt and the exercise price of their warrants were both lowered to $0.14. An additional $22,000 debt discount was recorded at the date of modification. The holders of the notes are entitled to convert all or a portion of the convertible notes plus any unpaid interest, at the lender’s sole option, into shares of common stock. On November 10, 2015, half of the $100,000 loan was converted into 833,334 shares of common stock. The balance of this loan plus accrued interest $9,214 was converted into additional 1,153,561 common shares. On November 12, 2015, the convertible promissory note for $75,000 was extended to December 1, 2015. In addition, the conversion price of the debt was lowered to $0.06 and the exercise price of the warrants was lowered to $0.12. An additional $30,428 was recorded at the date of modification. This note was in default as of December 31, 2015. On April 4, 2016, this note was extended to April 30, 2016 with both the conversion price of the debt and the warrant exercise price lowered to $0.03.

In April, May, and June 2015, the Company issued four convertible promissory notes in the aggregate principal amount of $115,000 at a stated interest rate of 12% per annum. The conversion price is $0.25. In addition, the Company granted warrants to purchase 1,431,000 shares of common stock at an exercise price of $0.25 per share.  The warrants have a life of 3 years and were fully vested on the date of the grant.  In addition, the warrant agreements have a cashless exercise provision.  The debt discount was comprised of $84,351 for the relative fair value of the warrants and $29,271 for the beneficial conversion feature of the notes. The convertible promissory note for $25,000 matured on June 30, 2015. The loan was subsequently extended to September 15, 2015. In addition, the conversion price of the debt and the exercise price of the warrants were both lowered to $0.14. An additional $2,900 debt discount was recorded at the date of modification. This loan was repaid on October 14, 2015. Another convertible promissory note for $25,000 matured on July 30, 2015. It was subsequently extended to October 15, 2015 with the conversion price of the debt and the warrant excise price lowered to $0.14. This convertible promissory note was not repaid on October 15, 2015 and an additional $700 discount was recorded at the date of modification.  On December 2, 2015, this convertible promissory note was extended to December 15, 2015. In additional, the debt conversion price and the warrant exercise price were lowered to $0.06 and $0.10, respectively, and an additional 416,666 restricted common shares were issued. As a result, an additional $1,000 debt discount was recorded at the modification date.  Subsequently, on March 29, 2016, this note was extended to April 30, 2016 and the debt conversion price and warrants exercise price was lowered to $0.02 and $0.04, respectively.  Also, a warrant eligible to purchase 416,666 common shares was issued on the same amendment date.  Two convertible promissory notes in the aggregate amount of $65,000 matured on August 30, 2015.  On October 28, 2015, the convertible promissory note of $15,000 was extended to November 30, 2015 with the conversion price of the debt lowered to $0.06. An additional $2,903 debt discount was recorded at the date of modification. Subsequently, on March 28, 2016, this note was extended to June 30, 2016 with lowering both the debt conversion price and the warrants exercise price to $0.02.  In addition, the warrants in the units of this note lowered to $0.02.  On November 19, 2015, the other $50,000 convertible promissory note was extended to December 15, 2015 with the debt conversion price modified to $0.06 and warrants excise price modified to $0.10.  An additional 6,822 debt discount was recorded at the debt of modification. Subsequently, on April 4, 2016, this note was extended to May 15, 2016 with the debt conversion price down to $0.02 and warrant exercise price decreased to $0.03. On November 23, 2015, another convertible promissory note of $25,000 was issued to the same loan holder with interest at 12% per annum. The conversion price is $0.02. In addition, the Company granted warrants to purchase 833,333 shares of common stock at an exercise price of $0.03 per share.  The warrants have a life of 3 years and were fully vested on the date of the grant.  The debt discount was comprised of $18,177 for the relative fair value of the warrants and $6,823 for the beneficial conversion feature of the notes.

In August 2015, the Company issued a convertible promissory note to an existing debt holder for $62,500 with interest at 12% per annum. The new loan combined with the original loan of $37,500 plus accrued interest of $2,500 matured on February 12, 2016 with a conversion price of $0.14.  In addition, the Company granted warrants to purchase 2,269,643 shares of common stock at an exercise price of $0.14. The warrants have a life of 3 years and were fully exercisable on the date of the grant.  On April 4, 2016, this note was extended to April 30, 2016. The conversion price of the debt was lowered to $0.02 and the warrant exercise price was lowered to $0.04. In additional, the borrower agrees that all expired warrants held by the lender are extended for three years.

On August 13, 2015, the Company agreed with a debt holder to extend the convertible promissory debt of $25,000 to September 15, 2015 in considering both the conversion price and exercise price lowered to $0.14.  On December 2, 2015 another extension to December 15, 2015 proceeded for this note with the debt conversion price lowered to $0.06 and the warrants exercise price lowered to $0.10.An additional $2,000 debt discount was recorded at the date of modification. This note was in default as of December 31, 2015.

On August 4, 2015, the Company agreed with a debt holder to extend the convertible promissory debt of $75,000 to September 15, 2015. Subsequently, on April 11, 2015, this note was extended to June 30, 2016 with the conversion price lowered to $0.03 and the warrant exercise price lowered to $0.04.

(B)    A note for $400,000, which matured on October 22, 2014, was repaid $100,000 in August 2014, $50,000 in September 2014 and $100,000 in December 2014. The remaining balance of $150,000 was not repaid on its due date of October 22, 2014. On November 11, 2014, the Company extended the maturity date of this note to December 15, 2014. On April 13, 2015, the lender agreed to another extension to extend the maturity date to May 15, 2015. On January 5, 2015, the Company issued a convertible promissory note for $188,000, convertible at $0.35 per common share, for consulting services, which matured on May 15, 2015.

On May 21, 2015, the two above notes were assigned to Capitoline Ventures II, LLC (“Capitoline”) $293,299 and Apollo $175,000 and were combined into a new convertible promissory note in the principal amount of $468,299 due on November 21, 2015. This includes accrued interest of approximately $30,000 plus a penalty for nonpayment of $100,000 charged in January 2015. 50% of the warrants issued with the original debt for 800,000 shares, were also transferred to Capitoline. The conversion price for the combined loan is the lower of $0.25 or 50% of the lowest trade price during the 20 trading days prior to when the holder requests conversion. The note for each of them has a limitation on conversion equal to 9.99% of the Company’s outstanding common stock. The debt discount was comprised of $96,493 for the relative fair value of the warrants and $371,806 for the beneficial conversion feature of the notes.

From May through December, Capitoline and Apollo converted a portion of their loans of $89,281 and $129,900 into 5,055,351 and 5,357,590 shares of common stock, respectively. The additional shares received due to the lower conversion price valued at $124,275 and the conversion costs of $4,380, were recorded as additional interest expense. The remaining balance of this note was $204,018 for Capitoline $45,100 for Apollo as of December 31, 2015.

In June 2015, the Company issued three convertible promissory notes to Apollo and Capitoline in the principal aggregate amount of $120,500 with interest at 12% per annum. The conversion price is the lower of $0.25 or 50% of the lowest trade price during the 20 trading days prior to the conversion date. In addition, the Company granted warrants to purchase 1,240,000 shares of common stock at an exercise price of $0.25. The warrants have a life of 3 years and were fully exercisable on the date of the grant.  In addition, the warrant agreements have a cashless exercise provision.  The debt discount was comprised of $64,113 for the relative fair value of the warrants and $54,887 for the beneficial conversion feature of the notes. The $16,500 note that matured on August 18, 2015 was repaid. The convertible promissory note for $104,000 matures on May 20, 2016. On August 17, 2015, the two loan holders agreed to not exercise their rights and remedies with respect to the existing defaults as of the same date through and including August 31, 2015. Each of these lenders was paid a forbearance fee of $15,000. In addition, the conversion price of the outstanding convertible notes for one of the loan holders was reduced to the lower of $0.14 or 50% of the lowest trading price in the twenty days prior to the notice of conversion, and for the other loan holder the lower of $0.08 or 50% of the lowest trading price in the twenty days prior to the notice of conversion; the exercise price of all of these lenders warrants was also lowered to $0.14. The Company repaid $16,000 in November 2015.

On February 10, 2016, the Company entered a settlement agreement with Capitoline about the Capitoline portion of the $468,299 note and the $52,000 note. Per agreement, $180,000 is to be paid before February 15, 2016 and $160,395 to be paid before May 1, 2016, which includes approximately $50,000 payout fee.  Among the $180,000 payment, $111,000 was repaid from January through April.  On February 23, 2016, Capitoline converted a portion of his loans of $24,530 into 2,608,758 shares of common stock. On April 12, 2016, the loan holder agreed to waive any prior payment default during 2015, and up until the settlement on February 10, 2016, for the principal of the borrowed funds.

On March 11, 2016, the Apollo portion of the $468,299 note was assigned to Union Capital, LLC in the principal amount of $46,792 due on March 11, 2017. This includes accrued interest of approximately $951. On the same date, the remaining balance of the Apollo $52,000 note was assigned to Union Capital, LLC in the principal amount of $43,208 due on March 11, 2017. This includes accrued interest of approximately $3,120. On April 11, 2016, the loan holder agreed to waive any prior payment default during 2015, and up until the sale of our note on March 11, 2016, for the principal of the borrowed funds.

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

(C)   In November 2014, the Company extended the maturity date of this note to December 31, 2014 in exchange for (1) a new warrant to purchase 500,000 shares of common stock at an exercise price at $0.25 per share with a five year life; and (2) an extension of all existing warrants for another five years and the lowering of the warrants exercise price to $0.25. The above two amendments were recorded, net of a discount of $102,000.  In April 2015, the Company extended total $250,000 EAM note to May 15, 2015 and further extended to September 15, 2015. This note was not repaid and is in default as of December 31, 2015.  On February 2, 2016, the Company extended the maturity date to March 31, 2016, for consideration that lowered the conversion price of the debt to $0.10 and the warrants excise price to $0.14.  Subsequently, on March 28, 2016, the loan was extended to April 30, 2016 with the debt conversion price lowered to $0.02 and the warrants exercise price lowered to $0.05.

The Company recorded approximately $1,328,429 and $904,000 of interest expense pursuant to the amortization of the note discounts for the year ended December 31, 2015 and 2014, respectively.

The intrinsic value for the convertible feature of outstanding convertible promissory notes was approximately $0.05 and $0 as of December 31, 2015 and 2014, respectively.

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

The stock-based compensation related to this option, included in stock compensation expense in the consolidated statements of operations, was $0 and $89,150 for the years ended December 31, 2015 and 2014, respectively.

On March 13, 2014, the Company issued a three-year warrant to purchase 500,000 shares of common stock at $0.25 per share to a consultant pursuant to a consulting agreement. The warrant was fully vested when issued.  The fair value of approximately $252,800 at the grant date was recognized during the year ended December 31, 2014. Weighted average assumptions used to estimate the fair value of warrants on the date of grant are as follows:

March 13, 2014
Expected dividend yield	$ -
Expected stock price volatility	288%
Risk free interest rate	0.74%
Expected life (years)	3 years

The following tables summarize the warrant activities:

	Shares	Weighted Average Exercise Price	Weighted- Average Exercisable	Aggregate Intrinsic Value

Outstanding at December 31, 2013	21,871,487	$ 0.30	21,871,487	$ -

Granted	16,852,989	0.18	16,852,989	-
Expired	(2,812,630)	0.49	(2,812,630)	-
Cancelled and surrendered	-	-	-	-

Outstanding at December 31, 2014	35,911,846	$ 0.24	35,911,846	$ 426,580

Granted	28,925,085	0.08	28,925,085	-
Exercised	-	-	-	-
Expired	(250,000)	0.55	(250,000)	-

Outstanding at December 31, 2015	64,586,931	$ 0.15	64,586,931	$ 666,279

Exercise Price	Average Outstanding	Average Contractual Life	Average Exercise price	Warrants Exercisable
0.001 $0.03 to $0.75	12,451,937 52,134,994	0.25 2.45	$ 0.001 $ 0.19	12,451,937 52,134,994

	64,586,931	-	$ -	64,586,931

10. INVESTMENT

On October 20, 2015, the Company paid $125,000 in cash and issued to Nikolaos Spanos, 1,377,398 of its common stock and 1,993,911 warrants to purchase its common shares at the exercise price of $0.10 per common share exercisable for three years.  The common shares and warrants are being issued for the purchase of 1,000,000 common shares of Blockchain Technologies Corporation (“BTC”).  Said common shares represent ten percent (10%) of the outstanding equity in BTC.  The securities are being issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933.

11.  SALE OF UNITS

Between August and October, 2015, the Company received a total of $670,000 from various investors for the subscription of investment units at $0.12 per unit. Each unit contains two common shares, one A warrant and one B warrant. On December 11, 2015, the Company issued a total of 11,166,664 common shares, 5,583,332 A warrants and 5,583,332 B warrants to these investors.   Each A warrant is exercisable into one common share of the Company at $0.10 per common share with an exercise period of three years.  Each B warrant is exercisable into one common share of the Company at $0.12 per common share with an exercise period of three years.

12.  RELATED PARTIES

In December 2014, the Company loaned $7,300 with interest at 3% to one of its potential acquisitions, Elections Services Solutions, LLC (“ESS”), which was repaid in full in March 2015. The chairman of the Board of ESS is the father of the Company’s Chief Executive Officer.

The Receivable from related parties represents advances to Broad Sword Holdings, LLC. owned by the Chief Executive Officer of the Company. These advances are non-interest bearing and payable on demand.  As of December 31, 2015 and 2014, the receivable was approximately $0 and $24,463, respectively.

13. LEASES

In November 2014, the Company entered into to a lease agreement at a monthly rental of $10,700, which expired on May 31, 2015. The Company is currently under a month to month rent arrangement. For the years ended December 31, 2015 and 2014, the Company was charged approximately $161,000 and $100,000, respectively, for continuing and discontinued operation.  The Company’s continuing operations reduced its space after the sale of GACC. Accordingly, the Company did not allocate the rent previously charged to the discontinued operations back to continuing operations in the consolidated statements of operations.

In October 2015, the Company entered into a new lease agreement at a monthly rental of $5,250, which expires on September 30, 2016. The future minimum payment obligations are $63,000.

14. INCOME TAXES

As of December 31, 2015 and 2014, the Company had approximately $15,615,000 and $11,576,000, respectively, of Federal net operating loss carryforwards available to offset future taxable income.  These net operating losses which, if not utilized, begin expiring in 2029. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s net operating loss carryforwards may be subject to an annual limitation in the event of a change of control.

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

 FASB ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized.  A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the length of carryback and carryforward periods, and expectations of future profits, etc.  The Company believes that significant uncertainty exists with respect to the future realization of the deferred tax assets and has therefore established a full valuation allowance as of December 31, 2015 and 2014.  The change in the deferred tax valuation allowance increased by approximately $1,617,000 and $839,000 during the years ended December 31, 2015 and 2014, respectively.

The components of deferred tax assets (liabilities) at December 31, 2015 and 2014 are as follows:

	2015	2014

Net operating losses	$6,243,000	$4,626,000
Less valuation allowance	(6,243,000)	(4,626,000)

Net deferred tax assets	$-	$-

For the years ended December 31, 2015 and 2014, the income tax provision (benefit) consists of the following:

	2015	2014

Deferred:
Federal	$(1,375,000)	$(713,000)
State and local	(242,000)	(126,000)
Change in valuation allowance	1,617,000	839,000

Income tax provision	$-	$-

The Company evaluated the provisions of FASB ASC 740 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.”  A liability is recognized (or amount of net operating loss carryforward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FASB ASC 740. Interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “interest expense, net” in the statement of operations.  Penalties would be recognized as a component of “general and administrative expenses.”  No interest or penalties were recorded during the years ended December 31, 2015 and 2014.  As of December 31, 2015 and 2014, no liability for unrecognized tax benefits was required to be reported.

The Company files income tax returns in the United States and in New York State and City.  The Company is no longer subject to Federal, state and local income tax examinations by the tax authorities for tax years prior to 2012.

The reconciliation between the statutory federal income tax rate (34%) and the Company’s effective rate for the years ended December 31, 2015 and 2014 is as follows:

	2015	2014

Federal statutory rate	(34%)	(34%)
State and local tax, net of federal benefit	(6%)	(6%)
Non-deductible meals and entertainment	1%	1%
Valuation allowance	39%	39%

Effective rate	0%	0%

15.  COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On October 10, 2013, GACOM settled a complaint with the National Futures Association for a fine of $50,000 for certain noncompliance with Commodity Futures Trading Commission regulations.  The fine has not been paid and is included in accounts payable and accrued expenses at December 31, 2015 and 2014.

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

On December 1, 2015, John S. Matthews, the chief executive officer and director, signed a "Letter of Acceptance, Waiver and Consent ("AWC") with FINRA consenting to the entry of findings by FINRA, without admitting or denying any wrongdoing, that he did not provide any written disclosures to, or receive any written approval from, his member firm prior to selling promissory notes issued by the Company, some of the investors were not qualified purchasers as defined in Section 2(a)(51)(A) of the Investment Company Act, and the sales were not exempt from the requirements of FINRA Rule 5122, and he willfully failed to disclose an unsatisfied $25,590 federal tax lien within 30 days.   The AWC was accepted by FINRA on December 2, 2015.

As a result of the AWC, Mr. Matthews is subject to a six-month suspension from association with any FINRA member, and a fine of $25,000.  As such, Mr. Matthews is statutorily disqualified with respect to association with a FINRA member.

As a result of the AWC, the registrant is statutorily disqualified from relying in the future on certain exemptions from registration of its securities promulgated under Rule 506 of the Securities Act of 1933 (the "Act") for the length of the suspension as long as Mr. Matthews remains an officer and/or director and/or holder of 10% or more of the voting securities of the registrant.

On November 5, 2015, one of the Company’s prior attorneys commenced an action against GAHI, seeking payment of $27,518 in unpaid legal fees. This amount is included in accounts payable. At this time, management is unable to determine what the ultimate outcome of these proceedings will be and whether there will be a material impact on the Company’s operations or the consolidated financial statements.

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

16.  SUBSEQUENT EVENTS

From February through April 2015, the Company extended due date for its expired and expiring loans. (See Note 8)

From February to April, 2016, the Company issued five convertible promissory notes with Union Capital, LLC in the aggregate principal amount of $292,500 at a stated interest rate of 8% per annum.  The conversion price is 50% of the lowest trading price for the 20 prior trading days. On March 22, 2016, one of the five convertible promissory notes converted $3,000 principal amount and $0.66 interest into 370,452 shares common stock at the conversion price of $0.0081. $51,000 of this proceeds was used to pay off the Capitoline note based on the settlement agreement.

On March 30, 2016, the Company issued a convertible promissory note in the principal aggregate amount of $250,000 at a 10% original issue discount with a one-time interest charge of 12%.  The consideration is $225,000 payable by wire and $25,000 was paid at closing.  The convertible promissory note is to mature on March 30, 2018.

On March 16, 2016, the Company issued a convertible promissory note in the principal aggregate amount of $20,000 at a stated interest rate of 12% per annum. The conversion price is $0.02. In addition, the Company granted warrants to purchase 666,666 shares of common stock at an exercise price of $0.03 per share.  The warrants have a life of 3 years and were fully vested on the date of the grant. The convertible promissory note is to mature on May 16, 2016.

On March 11, 2016, the Company issued a compromise promissory note with Apollo in the principal amount of $44,722 at a stated interest rate of 12% compounded daily on the unpaid principal balance and 22% default interest. The convertible promissory note is to mature on September 26, 2016.

In March 2016, an action was commenced by a group of individuals against GES, a subsidiary of the Company, which asserts claims for monies arising out of nonpayment for services rendered, and seeks to recover money in an aggregate amount of $540, plus attorneys’ fees and costs. At this time, the Company is unable to determine the ultimate outcome of the demand or whether it will result in a formal proceeding or action against the Company or any of its officers.

The number of outstanding shares and shares issuable for convertible debt, options and warrants as of December 31, 2015 exceeded the authorized number of shares by approximately 47,383,660 shares, and the shareholders approved an amendment to the Company’s articles of incorporation to increase the amount of authorized common shares from 100,000,000 to 1,000,000,000 on April 28, 2016. In addition, the shareholders also approved an amendment to the Company’s Stock Awards Plan, originally filed June 27, 2011, which will increase the number of shares authorized to be issued under the Plan from 3,000,000 shares to 7,460 ,000 shares.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Controls and Procedures.

During the year ended December 31, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2015. Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures were not effective as of December 31, 2015 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The Executive Officers and Directors are:

Name	Position	Term(s) of Office
John Matthews	Chief Executive Officer	March 20, 2014 to present
	Director	October 27, 2010 to present
	Chief Financial Officer	April 10, 2016 to present

Anthony Crisci, Jr.	Former Chief Financial Officer	February 11, 2015 to April 10, 2016
Facundo Bacardi	Director	November 7, 2011 to present
Martin Doane	Director	November 7, 2011 to present

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the Company must file a Form 4 reporting the acquisition or disposition of Company's equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply.  Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the Company's fiscal year.  Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder.  To our knowledge, based solely on a review of the copies of these reports furnished to it, the officers, directors, and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements during 2015.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to our executive officers.

Summary Compensation Table

Name and Principal Position	Cash Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John Matthews	2015	171,575	-	-	-	171,575
CEO	2014	255,000	-	-	-	255,000
Anthony Crisci, Jr.	2015	-	-	-	-	-
CFO (2)	2014	-	-	-	-	-
Josh Winkler	2015	-	-	-	-	-
CFO (1)	2014	108,000	-	-	-	108,000

(1)

Mr. Winkler resigned as Chief Financial Officer as of February 11, 2015.

(2)

Mr. Crisci resigned as Chief Financial Officer as of April 10, 2016.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the stock options outstanding to Global Arena's executive officers.

Option Awards

Outstanding Equity Awards at December 31, 2015

Name	Number of Securities Underlying Unexercised Options/ Exercisable	Number of Securities Underlying Unexercised Options/ Unexercisable	Option Exercise Price	Option Expiration Date
John Matthews	500,000	0	$0.45	July 17, 2015
Anthony Crisci, Jr.	-	-	-	-
Josh Winkler	100,000	0	$0.45	July 17, 2015

Director Compensation

The following table set forth certain information as to the compensation paid to our Directors.

Summary Compensation Table

Name and Principal Position	Cash Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John S. Matthews	2015	171,575	-	-		171,575
Chairman	2014	255,000	-	-	-	252,000
Facundo Bacardi	2015	-	-	-		-
Director	2014	-	-	-	-	-
Martin Doane	2015	-	-	-		-
Director	2014	-	-	-	-	-

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the stock options outstanding to the Company's Directors.

Option Awards

Outstanding Equity Awards at December 31, 2015

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

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of April 14, 2016, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

Name and Address	Amount	Percentage
John Matthews (1)	2,842,028 (direct)	5.10%
443 B 7th St.	1,042,157 (indirect)	1.87%
Far Rockaway, NY 11691

Facundo Bacardi	0	0%
1500 Broadway, 5th Floor
New York, NY 10036

Martin Doane	0	0%
1500 Broadway, 5th Floor
New York, NY 10036

All Officers and Directors as a Group (2 persons)	2,842,028 (direct) 1,042,157(indirect)	5.10% 1.87%

UBEquity Capital Partners, Inc.	3,072,027	5.51%
36 Lombard St., Ste 700
Toronto Ontario, Canada M5C 2X3

(1)  Indirectly beneficially owns 1,042,157 common shares held by JSM Capital Holding Corp.

Based upon 55,709,983 outstanding common shares as of May 6, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In December 2014, the Company loaned $7,300 with interest at 3% to one of its potential acquisitions, Elections Services Solutions, LLC (“ESS”), which was repaid in full in March 2015. The chairman of the Board of ESS is the father of the Company’s Chief Executive Officer.

The Receivable from related parties represents advances to Broad Sword Holdings, LLC. owned by the Chief Executive Officer of the Company. These advances are non-interest bearing and payable on demand.  As of December 31, 2015 and 2014, the receivable was approximately $0 and $24,463, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed and estimated to be billed for the years ended December 31, 2015 and 2014 for professional services rendered by Wei, Wei & Co. LLP. for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the period ended December 31, 2015, were $96,000 and $92,400, respectively.

Audit related fees

The aggregate fees billed for the years ended December 31, 2015 and 2014 for assurance and related services by Wei, Wei & Co., LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements for that fiscal year were included in the above listed were $0 and $0, respectively.

Tax Fees

We incurred aggregate tax fees and expenses from Wei, Wei and Co., LLP during the years ended December 31, 2015 and 2014 for professional services rendered for tax compliance, tax advice, and tax planning of $17,100 and $15,500, respectively.

All Other Fees

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.  All of the services described above for fiscal year 2015 were approved by the board of directors pursuant to its policies and procedures.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2015 and 2014

Statements of Operations for the years ended December 31, 2015 and 2014

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2015 and 2014

Statements of Cash Flows for the years ended December 31, 2015 and 2014

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

Global Arena Holding, Inc.

/s/ John S. Matthews

By: John S. Matthews

Chief Executive Officer, Chief Financial Officer

Director

Date:  May 6, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/John Matthews	CEO, CFO Controller	May 6, 2016
Director,
/s/Facundo Bacardi	Director	May 6, 2016

/s/Martin Doane	Director	May 6, 2016