Form 10-Q
period 2016-03-31
Global Arena Holding, Inc.
filed 2016-08-18
CIK 1138724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2016

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

(646) 801-6146

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

August 18, 2016:  Common Stock  -  76,794,887

GLOBAL ARENA HOLDING, INC.

FORM 10-Q

For the three months ended March 31, 2016

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS

Current Assets:
Cash	$7,228	$48,400
Prepaid expenses and other current assets	-	20,200
Total current assets	7,228	68,600

Security deposits	10,500	10,500
Deposit for proposed acquisition	30,000	20,000
Investment	284,270	284,270
Other assets	14,265	13,567
TOTAL ASSETS	$346,263	$396,937

Continued on next page

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Continued from previous page

LIABILITIES AND STOCKHOLDERS' DEFICIT	March 31,	December 31,
	2016	2015
Current Liabilities:	(Unaudited)
Accounts payable and accrued expenses	$1,141,196	$1,124,612
Convertible promissory notes payable, in default	50,000	280,000
Convertible promissory notes payable,
net of debt discount of $265,229 and $76,789	1,572,396	1,270,829
Promissory notes payable, in default	230,000	230,000
Deferred revenue	154,630	387,410
Derivative liability	1,487,042	1,020,408
Total current liabilities	4,635,264	4,313,259

Convertible promissory notes payable,
net of debt discount of $287,047 and $286,965	237,953	213,035
TOTAL LIABILITIES	4,873,217	4,526,294

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized;
55,709,983 and 50,628,209 shares issued and outstanding	55,710	50,628
Additional paid-in capital	13,138,718	13,045,187
Accumulated deficit	(17,721,382)	(17,225,172)
Total stockholders' deficit	(4,526,954)	(4,129,357)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$346,263	$396,937

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Revenues:
Services	$666,532	$10,655

Operating expenses:
Salaries and benefits	61,730	69,385
Occupancy	13,389	43,742
Business development	110,139	90,856
Professional fees	124,529	179,737
Stock-based compensation	-	5,273
Office and other	265,569	15,327
Total operating expenses	575,356	404,320

Loss from operations	91,176	(393,665)

Other income (expense):
Interest expense and financing costs	(757,725)	(340,250)
Change in fair value of derivative liability	170,339	(386,300)
Total operating expenses	(587,386)	(726,550)

Loss before provision for taxes	(496,210)	(1,120,215)

Provision for income taxes	-	-

Net loss	$(496,210)	$(1,120,215)

Income attributable to noncontrolling interests	-	2,209

Net loss attributed to common stockholders	$(496,210)	$(1,122,424)

Weighted average shares outstanding - basic and diluted	52,872,664	24,136,693

Loss per share - basic and diluted	$(0.01)	$(0.05)

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(496,210)	$(1,120,215)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization of debt discount	100,255	187,062
Stock-based compensation	-	5,273
Change in fair value of derivative liability	(170,339)	386,300
Non-cash financing costs	341,898	-
Convertible promissory notes payable issued for penalty interest	194,137	-
Debt modification expense	52,306	-
Change in current assets and liabilities:
Prepaid expenses and other current assets	20,200	12,889
Deferred revenue	(232,780)	91,100
Accounts payable and accrued expenses	52,559	248,229
Net cash used in operating activities	(137,974)	(189,362)

INVESTING ACTIVITIES:
Purchase of other assets	(698)	-
Payment of deposit for acquisition	(10,000)	-
Advances from related parties	-	7,300
Net cash provided by (used in) investing activities	(10,698)	7,300

FINANCING ACTIVITIES:
Bank overdraft	-	32,244
Proceeds from promissory notes payable	-	175,000
Proceeds from convertible promissory notes payable	167,500
Repayment of convertible promissory notes payable	(60,000)	-
Net cash provided by financing activities	107,500	207,244

NET INCREASE (DECREASE) IN CASH	(41,172)	25,182

CASH, BEGINNING BALANCE	48,400	54,977
CASH, ENDING BALANCE	$7,228	$80,159

(Continued on next page)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED)

CASH PAID FOR:	2016	2015
Interest	$-	$50
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Allocated value of warrants and beneficial conversion features related to debt	$630,675	$143,827
Promissory note issued for consulting services	$-	$188,000
Debt converted to common stock	$27,530	$-
Accrued interest added to debt	$10,900	$-

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED)

1.  ORGANIZATION

Organization and Business

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

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the financial condition of the Company and its operating results for the respective periods. The condensed consolidated balance sheet at December 31, 2015 has been derived from the Company's audited consolidated financial statements. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission. The results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company has generated recurring losses and cash flow deficits from its continuing operations since inception and has had to continually borrow to continue operating. In addition, with the sale of Global Arena Capital Corp. in August 2014, which was the Company’s principal operating business, the Company’s continuing operations are insufficient to support its ongoing activities. In addition, certain of the Company’s debt went into default and required extensions and adjustments to previously issued warrants and conversion prices.  Certain debt continues to be in default as of March 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations.  In May, 2015, the Company entered into an agreement and plan of merger with Blockchain Technologies Corporation (“BTC”), which holds provisional patents and intellectual property for creating a new 3D Blockchain technology. In October, 2015, the Company acquired 10% of the outstanding equity in BTC. The management of the Company is also in negotiations with other companies it believes could be beneficial to the Company’s operations. The Company continues to raise funds from the issuance of additional convertible promissory note. Management is hopeful that with its new focus on business acquisitions and their ability to raise additional funds that the Company should be able to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of GAHI and its wholly-owned and majority owned subsidiaries, GES, GAHI Acquisition Corp., GAIM, and GACOM.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Basic and Diluted Earnings (Loss) Per Share

Earnings per share is calculated in accordance with the ASC 260-10, Earnings Per Share. Basic earnings-per-share is based upon the weighted average number of common shares outstanding. Diluted earnings-per-share is based on the assumption that all dilutive convertible notes, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

	March 31, 2016	March 31, 2015
Options	3,000,000	2,075,000
Warrants	65,670,263	38,136,449
Convertible notes	134,318,946	9,585,586
Total	202,989,209	49,797,035

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Significant estimates reflected in the consolidated financial statements include, but are not limited to, share-based compensation, and assumptions used in valuing derivative liabilities. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Convertible Debt

Convertible debt is accounted for under FASB ASC 470, Debt – Debt with Conversion and Other Options. The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that has conversion features at fixed or adjustable rates that are in-the-money when issued and records the relative fair value of any warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to the warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to additional paid-in capital.  The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing stock options, except that the contractual life of the warrant is used.

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

The Company accounts for modifications of its embedded conversion features in accordance with the ASC which requires the modification of a convertible debt instrument that changes the fair value of an embedded conversion feature and the subsequent recognition of interest expense or the associated debt instrument when the modification does not result in a debt extinguishment.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The Company uses the Black-Scholes-Merton model to value the derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

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

Share-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. The Company accounts for share-based payments under the guidance as set forth in the Share-Based Payment Topic of the FASB Accounting Standards Codification, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options, based on estimated fair values. The Company estimates the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in the Company's Statements of Operations. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance where the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) the date at which the necessary performance to earn the equity instruments is complete. Stock-based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurement defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market for that asset or liability.  The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.

Fair Value Measurements

The Company applies the provisions of ASC 820-10, Fair Value Measurements and Disclosures. ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels of valuation hierarchy are defined as follows:

·	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

·

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

·	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

The Company uses Level 2 inputs for its valuation methodology for the beneficial conversion feature and warrant derivative liabilities as their fair values were determined by using the Black-Scholes-Merton pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives.

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of March 31, 2016 and December 31, 2015.

	Fair Value	Fair Value Measurements at
	As of	March 31, 2016
Description	March 31, 2016	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$1,355,942	$-	$1,355,942	$-
Warrant derivative	131,100		131,100

Total	$1,487,042	$-	$1,487,042	$-

	Fair Value	Fair Value Measurements at
	As of	December 31, 2015
Description	December 31, 2015	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$611,200	$-	$611,200	$-
Warrant derivative	409,208		409,208

Total	$1,020,408	$-	$1,020,408	$-

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. This pronouncement is effective for annual reporting periods beginning after December 15, 2016, and is to be applied using one of two retrospective application methods, with early application not permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements.

In January 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-01 (Subtopic 225-20) - Income Statement - Extraordinary and Unusual Items. ASU 2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

In February, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 is not expected to have a material effect on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not anticipate the adoption of this ASU will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in ASU No. 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share Based Payment Accounting, to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance will be effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of the adoption of this newly issued guidance to its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 - INVESTMENT

On October 20, 2015, the Company paid $125,000 in cash and issued to Nikolaos Spanos, 1,377,398 of its common stock (valued at $68,870) and 1,993,911 warrants to purchase its common shares at the exercise price of $0.10 per common share exercisable for three years (valued at $90,400).  The common shares and warrants are being issued for the purchase of 1,000,000 common shares of Blockchain Technologies Corporation (“BTC”).  Said common shares represent ten percent (10%) of the outstanding equity in BTC.  This investment is accounted for under the cost method.

NOTE 4 - PROMISSORY NOTES PAYABLE

In March 2014, the Company issued two promissory notes for a total of $230,000. The interest rate is the short-term applicable federal rate as determined by the Internal Revenue Service for the calendar month plus 10%. These two promissory notes were expired on September 14, 2015 and are in default as of March 31, 2016.

NOTE 5 - CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes payable at March 31, 2016 and December 31, 2015 consist of the following:

	March 31, 2016	December 31, 2015
Convertible promissory notes with interest at 12% per annum, convertible into common shares at a fixed price ranging from $0.02 to $0.10 per share. Maturity dates range from April 30, 2016 to November 11, 2018	$1,492,500	$1,262,500
Convertible promissory notes with interest at 12% per annum, convertible into common shares at a fixed price ranging from $0.06 to $0.14 per share. These convertible promissory notes are currently in default. (default as of March 31, 2016)	50,000	280,000
Convertible promissory notes with interest at 12% per annum, convertible into common shares at a price ranging from $0.08 to $0.14 or a 50% discount from the lowest trade price in the 20 trading days prior to conversion (as of March 31, 2016 the conversion price would be $0.0081 per share)	742,625	335,118
Convertible promissory notes with interest at 8% per annum, convertible into common shares at a fixed price of $0.02 per share. The maturity date is April 30, 2016.	250,000	250,000
Total convertible promissory notes payable	2,535,125	2,127,618
Unamortized debt discount	(552,276)	(363,754)
Convertible promissory notes payable, net discount	1,982,849	1,763,864
Less notes receivable collateralized by convertible promissory notes payable	(122,500)	-
	1,860,349	1,763,864
Less current portion	(1,622,396)	(1,550,829)
Long-term portion	$237,953	$213,035

During the three months ended March 31, 2016, the Company issued four convertible promissory notes payable totaling $245,000 to one investor for which the Company received $122,500 in cash and notes receivable from the same investor totaling $122,500.  Since the notes receivable were issued to the Company as payment for certain convertible promissory notes payable, the Company has not presented these notes receivable as an asset, but as an offset to the convertible promissory notes payable balance. In addition to the above four convertible promissory notes payable, during the three months ended March 31, 2016, the Company issued two additional convertible promissory notes payable to two other investors for gross proceeds of $45,000.

A rollforward of the convertible promissory notes payable from December 31, 2015 to March 31, 2016 is below:

Convertible promissory notes payable, December 31, 2015	$1,763,864
Issued for cash	167,500
Issued for penalty interest	194,137
Issued for capitalized interest	10,900
Repayment for cash	(60,000)
Conversion to common stock	(27,530)
Debt discount related to new convertible promissory notes	(288,777)
Amortization of debt discounts	100,255
Convertible promissory notes payable, March 31, 2016	$1,860,349

NOTE 6 - DERIVATIVE FINANCIAL INSTRUMENTS

On December 31, 2012, in connection with an extension of the maturity date of certain convertible notes which were due on May 31, 2012, the Company issued the holder a warrant to purchase shares of common stock of the Company not exceeding 9.99% of the issued and outstanding shares and potential issuable shares related to outstanding options, warrants and convertible debt of the Company. The Company determined that the anti-dilution provision feature of the warrants to be an embedded derivative instrument.  This derivative is adjusted to fair value at each balance sheet with the changes in fair value recognized in operations.   In addition, certain of the Company’s convertible promissory notes payable are convertible into shares of the Company’s common stock at a percentage of the market price on the date of conversion.  The Company has determined that the variable conversion rate is an embedded derivative instrument. The Company uses the Black-Scholes valuation method to value the derivative instruments at inception and on subsequent valuation dates. Weighted average assumptions used to estimate fair values are as follows:

	March 31, 2016	December 31, 2015
Risk-free interest rate	0.59%	0.16%
Expected life of the options (Years)	0.55	0.25
Expected volatility	411%	211%
Expected dividend yield	0%	0%

Fair Value	$1,487,042	$1,020,408

For the three months ended March 31, 2016 and 2015, the Company recognized a change in this derivative liability of $170,339 and $(386,300), respectively, in other income (expense).

NOTE 7- STOCKHOLDERS’ DEFICIT

Common Stock

On April 28, 2016 the stockholders approved an amendment to the Company’s articles of incorporation to increase the number of authorized common shares from 100,000,000 to 1,000,000,000. In addition, the stockholders also approved an amendment to the Company’s Stock Awards Plan, originally filed June 27, 2011, which will increase the number of shares authorized to be issued under the Plan from 3,000,000 shares to 7,460 ,000 shares.

During the three months ended March 31, 2016, the Company issued 5,081,774 shares of common stock for convertible promissory notes payable of $27,530.

During the three months ended March 31, 2016, the Company extended the due date of certain convertible promissory notes payable.  In consideration of extending the due dates, the Company lowered the conversion price for certain convertible promissory notes payable and lowered the exercise price of certain warrants.  The Company took a charge to earnings of $52,306 which represents the change in fair value of the conversion features and warrants between the old terms and the new terms.

Option Activity

A summary of the option activity is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2015	3,000,000	0.07	4.63	-
Granted	-
Exercised	-
Forfeited/Canceled	-
Outstanding, March 31, 2016	3,000,000	0.07	4.38	-
Exercisable, March 31, 2016	3,000,000	0.07	4.38	-

Warrant Activity

A summary of warrant activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2015	64,586,931	0.15	2.33	666,279
Granted	1,083,332
Exercised	-
Forfeited/Canceled	-
Outstanding, March 31, 2016	65,670,263	0.14	2.09	146,609
Exercisable, March 31, 2016	65,670,263	0.14	2.09	146,609

During the three months ended March 31, 2016, the Company issued a total of 1,083,332 warrants in connection with a new convertible note and an extension to an existing convertible note. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

•

Expected life of 3.0 years

•

Volatility of 439%;

•

Dividend yield of 0%;

•

Risk free interest rate of 1.05%

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On October 10, 2013, GACOM settled a complaint with the National Futures Association for a fine of $50,000 for certain noncompliance with Commodity Futures Trading Commission regulations.  The fine has not been paid and is included in accounts payable and accrued expenses at March 31, 2106 and December 31, 2015.

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

NOTE 9– SUBSEQUENT EVENTS

On April 28, 2016, the Company received a total of $130,000 from various investors for the subscription of investment units at $0.01 per unit. Each unit contains two common shares, one A warrant and one B warrant. The Company issued a total of 13,000,000 common shares, 6,500,000 A warrants and 6,500,000 B warrants to these investors.   Each A warrant is exercisable into one common share of the Company at $0.02per common share with an exercise period of three years.  Each B warrant is exercisable into one common share of the Company at $0.03 per common share with an exercise period of three years.

Subsequent to March 31, 2016, the Company issued 8,084,904 shares of common stock in connection with the conversion of convertible promissory notes payable and accrued interest totaling $13,495.

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of GAHI and its wholly-owned and majority owned subsidiaries, GES, GAHI Acquisition Corp., GAIM, and GACOM.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Convertible Debt

Convertible debt is accounted for under FASB ASC 470, Debt – Debt with Conversion and Other Options. The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that has conversion features at fixed or adjustable rates that are in-the-money when issued and records the relative fair value of any warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to the warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to additional paid-in capital.  The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing stock options, except that the contractual life of the warrant is used.

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

The Company accounts for modifications of its embedded conversion features in accordance with the ASC which requires the modification of a convertible debt instrument that changes the fair value of an embedded conversion feature and the subsequent recognition of interest expense or the associated debt instrument when the modification does not result in a debt extinguishment.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The Company uses the Black-Scholes-Merton model to value the derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

Share-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. The Company accounts for share-based payments under the guidance as set forth in the Share-Based Payment Topic of the FASB Accounting Standards Codification, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options, based on estimated fair values. The Company estimates the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in the Company's Statements of Operations. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance where the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) the date at which the necessary performance to earn the equity instruments is complete. Stock-based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Liquidity and Capital Resources

As of March 31, 2016, the Company has an accumulated deficit of $17,721,382 and a working capital deficiency of $4,628,036.  Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

For the three months ended March 31, 2016, the Company recorded a net loss of $496,210.  We recorded an amortization of debt discount of $100,255 and debt modification expense of $52,306.  We recorded a financing costs associated with the issuance convertible promissory notes payable of $341,898 and took a charge to earnings of $194,137 for penalty interest on certain convertible promissory notes payable. We recorded a gain for the change in fair value of derivative liability of $170,339.  We had a decrease in prepaid expenses of $20,200, a decrease in accounts payable and accrued expenses of $52,559, and a decrease in deferred revenue of $232,780.  As a result, we had net cash used in operating activities of $137,974 for the three months ended March 31, 2016.

For the three months ended March 31, 2015, the Company recorded a net loss of $1,120,215.  We recorded an amortization of debt discount of $187,062, stock-based compensation expense of $5,273, and a change in fair value of derivative liability of $286,300.  We had a change in prepaid expenses and other current assets of $12,889, a change in deferred revenue of $91,100, and a change in accounts payable and accrued expenses of $248,229.  As a result, we had net cash used in operating activities of $189,362 for the three months ended March 31, 2015.

For the three months ended March 31, 2016, we paid $10,000 as payment for proposed acquisition and paid $698 for the purchase of other assets.  As a result, we had net cash used in investing activities of $10,698 for the period.

For the three months ended March 31, 2015, we received $7,300 from an advance from related parties, resulting in net cash provided by investing activities of $7,300 for the period.

For the three months ended March 31, 2016, we received $167,500 as proceeds from the issuance of convertible promissory notes payable.  We repaid convertible promissory notes of $60,000.  As a result, we had net cash provided by financing activities of $107.500 for the period.

For the three months ended March 31, 2015, we received $32,244 as a result of a bank overdraft and $175,000 as proceeds from promissory notes payable.  As a result, we had net cash provided by financing activities of $207,244 for the period.

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

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. Our auditors have included a “going concern” modification in their auditors’ report dated May 6, 2016.  A “going concern” modification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot presently be determined.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve our operating results

Results of Operations

Results of Operations for the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Revenues for the three months ended March 31, 2016 were $666,532 compared to $10,655 for the three months ended March 31, 2015, an increase of $655,877.  The significant increase is due to us growing our election services business.

Salaries and benefits and stock-based compensation totaled $61,730 for the three months ended March 31, 2016 compared to $74,658 for the three months ended March 31, 2015, a decrease of $12,928 due to the reduced number of employees.

Professional fees for the three months ended March 31, 2016 amounted to $124,529 compared to $179,737 for the three months ended March 31, 2015, a decrease of $55,208.  The decrease is due to lower legal fees.

For the three months ended March 31, 2016, we had occupancy expenses of $13,389, business development expenses of $110,139, and office and other expenses of $265,569, totaling $389,097. Comparatively, for the three months ended March 31, 2015, we had occupancy expenses of $43,742, business development expenses of $90,856, and office and other expenses of $15,327 totaling $149,925.  Increase in these expenses was $239,172 principally due to the increased expenses from our election services operations.

Total operating expenses for the three months ended March 31, 2016 were $575,356 compared to $404,320 for the three months ended March 31, 2015, an increase of $171,036 principally due to reasons discussed above.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2016.

We do not have proper segregation of duties within our accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to not be effective as of March 31, 2016 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2016.  Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 10, 2013, GACOM settled a complaint with the National Futures Association for a fine of $50,000 for certain noncompliance with Commodity Futures Trading Commission regulations.  The fine has not been paid and is included in accounts payable and accrued expenses at March 31, 2016 and December 31, 2015.

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

Item 1A.  Risk Factors

Not applicable for smaller reporting company

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On February 10, 2016, the Company issued 2,102,564 common shares to Apollo Capital Corp. as an adjustment to a prior conversion that occurred in December 2015.

On February 23, 2016 the Company issued 2,608,758 common shares to Capitoline Ventures II, LLC upon the conversion of $24,560 of convertible debentures.

On March 24, 2016, the Company issued 370,452 common shares to Union Capital upon the conversion of $3,000 of convertible debentures.

The above shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3.   Defaults Upon Senior Securities

The Company is currently in default on $50,000 of convertible promissory notes payable.

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

Dated: August 18, 2016

Global Arena Holding, Inc.

/s/John Matthews

   John Matthews

   Chief Executive Officer

   Chief Financial Officer