Form 10-Q
period 2016-06-30
Global Arena Holding, Inc.
filed 2016-08-22
CIK 1138724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2016

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

August 22, 2016:  Common Stock  -  76,794,887

GLOBAL ARENA HOLDING, INC.

FORM 10-Q

For the three and six months ended June 30, 2016

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS

Current Assets:
Cash	$12,446	$48,400
Prepaid expenses and other current assets	-	20,200
Total current assets	12,446	68,600

Security deposits	10,500	10,500
Deposit for proposed acquisition	30,000	20,000
Investment	284,270	284,270
Other assets	14,265	13,567
TOTAL ASSETS	$351,481	$396,937

Continued on next page

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Continued from previous page

LIABILITIES AND STOCKHOLDERS' DEFICIT	June 30	December 31
	2016	2015
Current Liabilities:	(Unaudited)
Accounts payable and accrued expenses	$1,222,902	$1,124,612
Convertible promissory notes payable, in default	627,500	280,000
Convertible promissory notes payable,
net of debt discount of $288,359 and $76,789	1,047,391	1,270,829
Promissory notes payable, in default	230,000	230,000
Deferred revenue	9,000	387,410
Derivative liability	4,024,339	1,020,408
Total current liabilities	7,161,132	4,313,259

Convertible promissory notes payable,	~~-~~
net of debt discount of $259,013 and $286,965	265,987	213,035
TOTAL LIABILITIES	7,427,119	4,526,294

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized;
73,678,436 and 50,628,209 shares issued and outstanding	73,679	50,628
Additional paid-in capital	13,277,261	13,045,187
Accumulated deficit	(20,426,578)	(17,225,172)
Total stockholders' deficit	(7,075,638)	(4,129,357)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$351,481	$396,937

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues:
Services	$322,502	$234,467	$989,034	$245,122

Operating expenses:
Salaries and benefits	60,377	126,885	122,107	196,270
Occupancy	15,822	41,693	29,211	85,435
Business development	90,465	49,486	200,604	140,342
Professional fees	128,359	152,438	252,888	332,175
Stock-based compensation	-	879	-	6,152
Office and other	107,257	192,248	372,826	207,575
Total operating expenses	402,280	563,629	977,636	967,949

Loss from operations	(79,778)	(329,162)	11,398	(722,827)

Other income (expense):
Interest expense and financing costs	(453,881)	(856,116)	(1,211,606)	(1,096,366)
Loss of sale of subsidiaries	-	(38,099)	-	(38,099)
Change in fair value of derivative liability	(2,171,537)	(98,100)	(2,001,198)	(484,400)
Total operating expenses	(2,625,418)	(992,315)	(3,212,804)	(1,618,865)

Loss before provision for taxes	(2,705,196)	(1,321,477)	(3,201,406)	(2,341,692)

Provision for income taxes	-	-	-	-

Net loss	$(2,705,196)	$(1,321,477)	$(3,201,406)	$(2,341,692)

Weighted average shares outstanding - basic and diluted	66,188,813	24,962,445	59,530,738	24,554,156

Loss per share - basic and diluted	$(0.04)	$(0.05)	$(0.05)	$(0.10)

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(3,201,406)	$(2,341,692)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization of debt discount	268,636	879,208
Stock-based compensation	-	6,152
Write off subsidiary goodwill	-	33,900
Change in fair value of derivative liability	2,001,198	484,400
Non-cash financing costs	547,659	-
Convertible promissory notes payable issued for penalty interest	194,137	-
Debt modification expense	61,845	-
Change in current assets and liabilities:
Prepaid expenses and other current assets	20,200	12,337
Deferred revenue	(378,410)	241,000
Accounts payable and accrued expenses	134,385	305,305
Net cash used in operating activities	(351,756)	(379,390)

INVESTING ACTIVITIES:
Purchase of other assets	(698)	-
Payment of deposit for acquisition	(10,000)	-
Advances from related parties	-	7,300
Net cash provided by (used in) investing activities	(10,698)	7,300

FINANCING ACTIVITIES:
Bank overdraft	-	29,505
Proceeds from the issuance of common stock	130,000	-
Proceeds from promissory notes payable	-	411,500
Proceeds from convertible promissory notes payable	307,500	-
Repayment of convertible promissory notes payable	(111,000)	-
Net cash provided by financing activities	326,500	441,005

NET INCREASE (DECREASE) IN CASH	(35,954)	68,915
CASH, BEGINNING BALANCE	48,400	54,977
CASH, ENDING BALANCE	$12,446	$123,892

(Continued on next page)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED)

CASH PAID FOR:	2016	2015
Interest	$-	$50
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Allocated value of warrants and beneficial conversion features related to debt	$999,913	$844,757
Promissory note issued for consulting services	$-	$188,000
Debt converted to common stock	$41,025	$292,654
Accrued interest added to debt	$10,900	$130,299

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the financial condition of the Company and its operating results for the respective periods. The condensed consolidated balance sheet at December 31, 2015 has been derived from the Company's audited consolidated financial statements. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission. The results for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company has generated recurring losses and cash flow deficits from its continuing operations since inception and has had to continually borrow to continue operating. In addition, with the sale of Global Arena Capital Corp. in August 2014, which was the Company’s principal operating business, the Company’s continuing operations are insufficient to support its ongoing activities. In addition, certain of the Company’s debt went into default and required extensions and adjustments to previously issued warrants and conversion prices.  Certain debt continues to be in default as of June 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations.  In May, 2015, the Company entered into an agreement and plan of merger with Blockchain Technologies Corporation (“BTC”), which holds provisional patents and intellectual property for creating a new 3D Blockchain technology. In October, 2015, the Company acquired 10% of the outstanding equity in BTC. The management of the Company is also in negotiations with other companies it believes could be beneficial to the Company’s operations. The Company continues to raise funds from the issuance of additional convertible promissory note. Management is hopeful that with its new focus on business acquisitions and their ability to raise additional funds that the Company should be able to continue as a going concern.

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

	June 30, 2016	June 30, 2015
Options	3,000,000	2,075,000
Warrants	78,670,263	41,312,552
Convertible notes	461,761,670	12,075,267
Total	543,431,933	55,462,819

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

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.   No cash equivalents were held by the Company as of June 30, 2016 and December 31, 2015.

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

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of June 30, 2016 and December 31, 2015.

	Fair Value	Fair Value Measurements at
	As of	June 30, 2016
Description	June 30, 2016	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$3,956,139	$-	$3,956,139	$-
Warrant derivative	68,200	-	68,200	-

Total	$4,204,339	$-	$4,204,339	$-

	Fair Value	Fair Value Measurements at
	As of	December 31, 2015
Description	December 31, 2015	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$611,200	$-	$611,200	$-
Warrant derivative	409,208	-	409,208	-

Total	$1,020,408	$-	$1,020,408	$-

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

NOTE 4 - PROMISSORY NOTES PAYABLE

In March 2014, the Company issued two promissory notes for a total of $230,000. The interest rate is the short-term applicable federal rate as determined by the Internal Revenue Service for the calendar month plus 10%. These two promissory notes were expired on September 14, 2015 and are in default as of June 30, 2016.

NOTE 5 - CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes payable at June 30, 2016 and December 31, 2015 consist of the following:

	June 30, 2016	December 31, 2015
Convertible promissory notes with interest at 12% per annum, convertible into common shares at a fixed price ranging from $0.02 to $0.10 per share. Maturity dates range from April 30, 2016 to November 11, 2018	$1,165,000	$1,262,500
Convertible promissory notes with interest at 12% per annum, convertible into common shares at a fixed price ranging from $0.06 to $0.14 per share. These convertible promissory notes are currently in default. (default as of June 30, 2016)	377,500	280,000
Convertible promissory notes with interest at 12% per annum, convertible into common shares at a price ranging from $0.08 to $0.14 or a 50% discount from the lowest trade price in the 20 trading days prior to conversion (as of June 30, 2016 the conversion price would be $0.002 per share)	838,250	335,118
Convertible promissory notes with interest at 8% per annum, convertible into common shares at a fixed price of $0.02 per share. The maturity date is April 30, 2016. At June 30, 2016, this note is in default.	250,000	250,000
Convertible promissory notes with interest at 12% per annum, convertible into 3% of the common shares of GES. The maturity date range from April 13, 2017 to June 22, 2017.	60,000	-
Total convertible promissory notes payable	2,690,750	2,127,618
Unamortized debt discount	(547,372)	(363,754)
Convertible promissory notes payable, net discount	2,143,378	1,763,864
Less notes receivable collateralized by convertible promissory notes payable	(202,500)	-
	1,940,878	1,763,864
Less current portion	(1,674,891)	(1,550,829)
Long-term portion	$265,987	$213,035

During the six months ended June 30, 2016, the Company issued six convertible promissory notes payable totaling $405,000 to one investor for which the Company received $202,500 in cash and notes receivable from the same investor totaling $202,500.  Since the notes receivable were issued to the Company as payment for certain convertible promissory notes payable, the Company has not presented these notes receivable as an asset, but as an offset to the convertible promissory notes payable balance. In addition to the above six convertible promissory notes payable, during the six months ended June 30, 2016, the Company issued four additional convertible promissory notes payable to two other investors for gross proceeds of $105,000.

A rollforward of the convertible promissory notes payable from December 31, 2015 to June 30, 2016 is below:

Convertible promissory notes payable, December 31, 2015	$1,763,864
Issued for cash	307,500
Issued for penalty interest	194,137
Issued for capitalized interest	10,900
Repayment for cash	(111,000)
Conversion to common stock	(40,905)
Debt discount related to new convertible promissory notes	(452,254)
Amortization of debt discounts	268,636
Convertible promissory notes payable, June 30, 2016	$1,940,878

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

	June 30, 2016	December 31, 2015
Risk-free interest rate	0.45%	0.16%
Expected life of the options (Years)	0.47	0.25
Expected volatility	393%	211%
Expected dividend yield	0%	0%

Fair Value	$4,204,339	$1,020,408

For the six months ended June 30, 2016 and 2015, the Company recognized a change in this derivative liability of $(2,001,198) and $(484,400), respectively, in other income (expense).

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

During the six months ended June 30, 2016, the Company issued 10,050,227 shares of common stock for convertible promissory notes payable of $40,905 and accrued interest of $120.

On April 28, 2016, the Company received a total of $130,000 from various investors for the subscription of investment units at $0.02 per unit. Each unit contains two common shares, one A warrant and one B warrant. The Company issued a total of 13,000,000 common shares, 6,500,000 A warrants and 6,500,000 B warrants to these investors.   Each A warrant is exercisable into one common share of the Company at $0.02 per common share with an exercise period of three years.  Each B warrant is exercisable into one common share of the Company at $0.03 per common share with an exercise period of three years.

During the six months ended June 30, 2016, the Company extended the due date of certain convertible promissory notes payable.  In consideration of extending the due dates, the Company lowered the conversion price for certain convertible promissory notes payable and lowered the exercise price of certain warrants.  The Company took a charge to earnings of $61,845 which represents the change in fair value of the conversion features and warrants between the old terms and the new terms.

Option Activity

A summary of the option activity is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2015	3,000,000	0.07	4.63	-
Granted	-
Exercised	-
Forfeited/Canceled	-
Outstanding, June 30, 2016	3,000,000	0.07	4.13	-
Exercisable, June 30, 2016	3,000,000	0.07	4.13	-

Warrant Activity

A summary of warrant activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2015	64,586,931	0.15	2.33	666,279
Issued	14,083,332	0.10
Exercised	-
Forfeited/Canceled	-
Outstanding, June 30, 2016	78,670,263	0.1 2 ~~3~~	2.01	73,304
Exercisable, June 30, 2016	78,670,263	0.1 2 ~~3~~	2.01	73,304

During the six months ended June 30, 2016, the Company issued a total of 1,083,332 warrants in connection with a new convertible note and an extension to an existing convertible note. The warrants have exercise prices ranging from $0.02 to $0.03 and expiration dates ranging from 2 to 3 years from the date of issuance.  The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

•

Expected life of 3.0 years

•

Volatility of 439%;

•

Dividend yield of 0%;

•

Risk free interest rate of 1.05%

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On October 10, 2013, GACOM settled a complaint with the National Futures Association for a fine of $50,000 for certain noncompliance with Commodity Futures Trading Commission regulations.  The fine has not been paid and is included in accounts payable and accrued expenses at June 30, 2106 and December 31, 2015.

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

NOTE 9– SUBSEQUENT EVENTS

Subsequent to June 30, 2016, the Company issued 3,116,451 shares of common stock in connection with the conversion of convertible promissory notes payable and accrued interest totaling $2,872.

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

Liquidity and Capital Resources

As of June 30, 2016, the Company has an accumulated deficit of $20,426,578 and a working capital deficiency of $7,148,686.  Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

For the six months ended June 30, 2016, the Company recorded a net loss of $3,201,406.  We recorded an amortization of debt discount of $268,636 and debt modification expense of $61,845.  We recorded a financing costs associated with the issuance convertible promissory notes payable of $547,659 and took a charge to earnings of $194,137 for penalty interest on certain convertible promissory notes payable. We recorded a loss for the change in fair value of derivative liability of $2,001,198.  We had an increase in prepaid expenses of $20,200, an increase in accounts payable and accrued expenses of $134,385, and a decrease in deferred revenue of $378,410.  As a result, we had net cash used in operating activities of $351,756 for the six months ended June 30, 2016.

For the six months ended June 30, 2015, the Company recorded a net loss of $2,341,692.  We recorded an amortization of debt discount of $879,208, stock based compensation of $6,152, a write off of subsidiary goodwill of $33,900, and a change in fair value of derivative liability of $484,400.  We had an increase in prepaid expenses and other current assets of $12,337, an increase in deferred revenue of $241,000 and an increase in accounts payable and accrued expenses of $305,305.  As a result, we had net cash used in operating activities of $379,390 for the six months ended June 30, 2015.

For the six months ended June 30, 2016, we paid an additional $10,000 as payment for proposed acquisition and $698 for the purchase of other assets.  As a result, we had net cash used in investing activities of $10,698 for the period.

For the six months ended June 30, 2015, we received $7,300 as an advance from related parties, resulting in net cash provided by investing activities of $7,300 for the period.

For the six months ended June 30, 2016, we received $307,500 as proceeds from the issuance of convertible promissory notes payable and we received $130,000 from the issuance of our common stock.  We repaid convertible promissory notes of $111,000.  As a result, we had net cash provided by financing activities of $326,500 for the period.

For the six months ended June 30, 2015, we received $29,505 as a result of a bank overdraft and $411,500 as proceeds from promissory notes payable.  As a result, we had net cash provided by financing activities of $441,005 for the period.

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

Results of Operations for the Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Revenues for the three months ended June 30, 2016 were $322,502 compared to $234,467 for the three months ended June 30, 2015, an increase of $88,035.  The significant increase is due to us growing our election services business which began in the second quarter of 2015.

Salaries and benefits and stock-based compensation totaled $60,377 for the three months ended June 30, 2016 compared to $127,764 for the three months ended June 30, 2015, a decrease of $67,387 due to the reduced number of employees.

Professional fees for the three months ended June 30, 2016 amounted to $128,359 compared to $152,438 for the three months ended June 30, 2015, a decrease of $24,079.  The decrease is due to lower legal fees.

For the three months ended June 30, 2016, we had occupancy expenses of $15,822, business development expenses of $90,465, and office and other expenses of $107,257, totaling $213,544. Comparatively, for the three months ended June 30, 2015, we had occupancy expenses of $41,693, business development expenses of $49,486, and office and other expenses of $192,248 totaling $283,427.  Decrease in these expenses was $69,883 principally due to a decrease in office and other expenses due to management focusing on reducing costs.

Total operating expenses for the three months ended June 30, 2016 were $402,280 compared to $563,629 for the three months ended June 30, 2015, a decrease of $161,349 principally due to reasons discussed above.

During the three months ended June 30, 2016, we paid interest expense and financing costs of $453,881 and a change in fair value of derivative liability of $2,171,537, compared to interest expense and financing costs of $856,116, loss on the sale of subsidiaries of $38,099, and a change in fair value of derivative liability of $98,100for the three months ended June 30, 2015.  The $1,633,103 difference was a result of a greatly increased change in fair value of derivative liability.

Net loss for the three months ended June 30, 2016 was $2,705,195 compared to the net loss of $1,321,477 for the three months ended June 30, 2015, an increase of $1,383,719 principally due to the reasons discussed above.

Results of Operations for the Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Revenues for the six months ended June 30, 2016 were $989,034 compared to $245,122 for the six months ended June 30, 2015, an increase of $743,912.  The significant increase is due to us growing our election services business.

Salaries and benefits and stock-based compensation totaled $122,107 for the six months ended June 30, 2016 compared to $202,422 for the six months ended June 30, 2015, a decrease of $80,315 due to the reduced number of employees.

Professional fees for the six months ended June 30, 2016 amounted to $252,888 compared to $332,175 for the six months ended June 30, 2015, a decrease of $79,287.  The decrease is due to lower legal fees.

For the six months ended June 30, 2016, we had occupancy expenses of $29,211, business development expenses of $200,604, and office and other expenses of $372,826, totaling $602,641. Comparatively, for the six months ended June 30, 2015, we had occupancy expenses of $85,435, business development expenses of $140,342, and office and other expenses of $207,575 totaling $433,352.  Increase in these expenses was $169,289 principally due to the increased expenses from our election services operations.

Total operating expenses for the six months ended June 30, 2016 were $977,636 compared to $967,949 for the six months ended June 30, 2015, an increase of $9,687 principally due to reasons discussed above.

During the six months ended June 30, 2016, we paid interest expense and financing costs of $1,211,606 and a change in fair value of derivative liability of $2,001,198, compared to interest expense and financing costs of $1,096,366, loss on the sale of subsidiaries of $38,099, and a change in fair value of derivative liability of $484,400 for the six months ended June 30, 2015.  The $1,593,939 difference was a result of a greatly increased change in fair value of derivative liability.

Net loss for the six months ended June 30, 2016 was $3,201,406 compared to the net loss of $1,618,865 for the six months ended June 30, 2015, an increase of $859,714 principally due to the reasons discussed above.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2016.

We do not have proper segregation of duties within our accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to not be effective as of June 30, 2016 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2016.  Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 10, 2013, GACOM settled a complaint with the National Futures Association for a fine of $50,000 for certain noncompliance with Commodity Futures Trading Commission regulations.  The fine has not been paid and is included in accounts payable and accrued expenses at June 30, 2016 and December 31, 2015.

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

Item 1A.  Risk Factors

Not applicable for smaller reporting company

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2016, the Company issued 4,968,453 shares of common stock for convertible promissory notes payable of $13,495.  The Company also issued 13,000,000 shares to investors for $130,000 in cash.

The above shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3.   Defaults Upon Senior Securities

The Company is currently in default on $627,500 of convertible promissory notes payable and 230,000 of promissory notes.

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

Dated: August 22, 2016

Global Arena Holding, Inc.

/s/John Matthews

   John Matthews

   Chief Executive Officer

   Interim Chief Financial Officer