Form 10-Q
period 2016-09-30
Global Arena Holding, Inc.
filed 2017-02-23
CIK 1138724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2016

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

February 23, 2017:  Common Stock  -  331,352,371

GLOBAL ARENA HOLDING, INC.

FORM 10-Q

For the three and nine months ended September 30, 2016

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(unaudited)

ASSETS
Current Assets:
Cash	$4,641	$48,400
Prepaid expenses and other current assets	-	20,200
Total current assets	4,641	68,600

Security deposits	10,500	10,500
Deposit for proposed acquisition	30,000	20,000
Investment	284,270	284,270
Other assets	14,265	13,567
TOTAL ASSETS	$343,676	$396,937

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$1,307,736	$1,124,612
Convertible promissory notes payable, in default	1,465,152	280,000
Convertible promissory notes payable, net of debt discount of $234,996 and $76,789	288,828	1,270,829
Promissory notes payable, in default	230,000	230,000
Deferred revenue	13,000	387,410
Derivative liability	1,404,971	1,020,408
Total current liabilities	4,709,687	4,313,259

Convertible promissory notes payable, net of debt discount of $235,141 and $286,965	304,859	213,035
TOTAL LIABILITIES	5,014,546	4,526,294

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 103,765,330 and 50,628,209 shares issued and outstanding	103,765	50,628
Additional paid-in capital	13,417,489	13,045,187
Accumulated deficit	(18,192,124)	(17,225,172)
Total stockholders' deficit	(4,670,870)	(4,129,357)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$343,676	$396,937

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Services	$182,357	$374,511	$1,171,391	$619,633

Operating expenses:
Salaries and benefits	-	188,117	122,107	384,387
Occupancy	12,666	36,028	41,877	121,463
Business development	66,493	107,288	267,097	247,630
Professional fees	182,292	255,106	435,180	587,281
Stock-based compensation	-	210,000	-	216,152
Office and other	10,545	189,323	383,371	396,898
Total operating expenses	271,996	985,862	1,249,632	1,953,811

Loss from operations	(89,639)	(611,351)	(78,241)	(1,334,178)

Other income (expense):
Interest expense and financing costs	(270,200)	(622,158)	(1,481,806)	(1,718,524)
Loss of sale of subsidiaries	-	-	-	(38,079)
Change in fair value of derivative liability	2,594,293	460,520	593,095	(23,900)
Total operating expenses	2,324,093	(161,638)	(888,711)	(1,780,503)

Loss before provision for taxes	2,234,454	(772,989)	(966,952)	(3,114,681)

Provision for income taxes	-	-	-	-

Net income (loss)	$2,234,454	$(772,989)	$(966,952)	$(3,114,681)

Weighted average shares outstanding - basic and diluted	81,890,101	26,784,601	67,038,262	25,308,572

Earnings (loss) per share - basic and diluted	$0.03	$(0.03)	$(0.01)	$(0.12)
	$0.03	$(0.03)	$(0.01)	$(0.12)

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015

OPERATING ACTIVITIES:
Net loss	$(966,952)	$(3,114,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	463,250	1,363,950
Stock-based compensation	-	216,152
Loss on sale of subsidiaries	-	38,079
Change in fair value of derivative liability	(593,095)	23,900
Non-cash financing costs	547,659	-
Convertible promissory notes payable issued for penalty interest	194,137	-
Debt modification expense	61,845	34,200
Change in current assets and liabilities:
Prepaid expenses and other current assets	20,200	13,798
Deferred revenue	(374,410)	267,383
Accounts payable and accrued expenses	195,305	326,942
Net cash used in operating activities	(452,061)	(830,277)

INVESTING ACTIVITIES:
Purchase of other assets	(698)	-
Payment of deposit for acquisition	(10,000)	-
Advances from related parties	-	7,300
Net cash provided by (used in) investing activities	(10,698)	7,300

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	130,000	560,000
Proceeds from promissory notes payable	-	489,000
Proceeds from convertible promissory notes payable	400,000	-
Repayment of convertible promissory notes payable	(111,000)	(16,500)
Net cash provided by financing activities	419,000	1,032,500

(Continued on next page)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

	2016	2015
NET INCREASE (DECREASE) IN CASH	(43,759)	209,523

CASH, BEGINNING BALANCE	48,400	54,977

CASH, ENDING BALANCE	$4,641	$264,500

CASH PAID FOR:
Interest	$-	$50
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Allocated value of warrants and beneficial conversion features related to debt	$1,117,292	$957,983
Promissory note issued for consulting services	$-	$188,000
Debt converted to common stock	$93,960	$292,654
Accrued interest added to debt	$10,900	$127,799

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

NOTE 1 - ORGANIZATION

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

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the financial condition of the Company and its operating results for the respective periods. The condensed consolidated balance sheet at December 31, 2015 has been derived from the Company's audited consolidated financial statements. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission. The results for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company has generated recurring losses and cash flow deficits from its continuing operations since inception and has had to continually borrow to continue operating. In addition, with the sale of Global Arena Capital Corp. in August 2014, which was the Company’s principal operating business, the Company’s continuing operations are insufficient to support its ongoing activities. In addition, certain of the Company’s debt went into default and required extensions and adjustments to previously issued warrants and conversion prices.  Certain debt continues to be in default as of September 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations.  In May, 2015, the Company entered into an agreement and plan of merger with Blockchain Technologies Corporation (“BTC”), which holds provisional patents and intellectual property for creating a new 3D Blockchain technology. In October, 2015, the Company acquired 10% of the outstanding equity in BTC. The management of the Company is also in negotiations with other companies it believes could be beneficial to the Company’s operations. The Company continues to raise funds from the issuance of additional convertible promissory note. Management is hopeful that with its new focus on business acquisitions and their ability to raise additional funds that the Company should be able to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

	September 30,
	2016	2015
Options	3,000,000	3,000,000
Warrants	93,253,596	45,024,006
Convertible notes	698,033,180	16,005,407
Total	794,286,776	64,029,413

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

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of September 30, 2016 and December 31, 2015.

	Fair Value	Fair Value Measurements at
	As of	September 30, 2016
Description	September 30, 2016	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$1,244,871	$-	$1,244,871	$-
Warrant derivative	160,100		160,100

Total	$1,404,971	$-	$1,404,971	$-

	Fair Value	Fair Value Measurements at
	As of	December 31, 2015
Description	December 31, 2015	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$611,200	$-	$611,200	$-
Warrant derivative	409,208		409,208

Total	$1,020,408	$-	$1,020,408	$-

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

NOTE 4 - PROMISSORY NOTES PAYABLE

In March 2014, the Company issued two promissory notes for a total of $230,000. The interest rate is the short-term applicable federal rate as determined by the Internal Revenue Service for the calendar month plus 10%. These two promissory notes were expired on September 14, 2015 and are in default as of September 30, 2016.

NOTE 5 - CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes payable at September 30, 2016 and December 31, 2015 consist of the following:

	September 30,	December 31,
	2016	2015
Convertible promissory notes with interest at 12% per annum, convertible into common shares at a fixed price ranging from $0.02 to $0.10 per share. Maturity dates range from through November 13, 2018	$500,000	$1,262,500
Convertible promissory notes with interest at 12% per annum, convertible into common shares at a fixed price ranging from $0.02 to $0.14 per share. These convertible promissory notes are currently in default. (default as of September 30, 2016)	1,042,500	280,000
Convertible promissory notes with interest at 12% per annum, convertible into common shares at a price ranging from $0.08 to $0.14 or a 50% discount from the lowest trade price in the 20 trading days prior to conversion (as of September 30, 2016 the conversion price would be $0.0012 per share) ($110,152 is in default at September 30, 2016)	786,476	335,118
Convertible promissory notes with interest at 8% per annum, convertible into common shares at a fixed price of $0.02 per share. The maturity date is April 30, 2016. At September 30, 2016, this note is in default.	250,000	250,000
Convertible promissory notes with interest at 12% per annum, convertible into 3% of the common shares of GES. The maturity date range from September 20, 20167 to October 15, 2017. ($62,500 is in default at September 30, 2016)	152,500	-
Total convertible promissory notes payable	2,731,476	2,127,618
Unamortized debt discount	(470,137)	(363,754)
Convertible promissory notes payable, net discount	2,261,339	1,763,864
Less notes receivable collateralized by convertible promissory notes payable	(202,500)	-
	2,058,839	1,763,864
Less current portion	(1,753,980)	(1,550,829)
Long-term portion	$304,859	$213,035

During the nine months ended September 30, 2016, the Company issued six convertible promissory notes payable totaling $405,000 to one investor for which the Company received $202,500 in cash and notes receivable from the same investor totaling $202,500.  Since the notes receivable were issued to the Company as payment for certain convertible promissory notes payable, the Company has not presented these notes receivable as an asset, but as an offset to the convertible promissory notes payable balance. In addition to the above six convertible promissory notes payable, during the nine months ended September 30, 2016, the Company issued four additional convertible promissory notes payable to two other investors for gross proceeds of $105,000.

A rollfoward of the convertible promissory notes payable from December 31, 2015 to September 30, 2016 is below:

Convertible promissory notes payable, December 31, 2015	$1,763,864
Issued for cash	400,000
Issued for penalty interest	194,137
Issued for capitalized interest	10,900
Repayment for cash	(111,000)
Conversion to common stock	(92,679)
Debt discount related to new convertible promissory notes	(569,633)
Amortization of debt discounts	463,250
Convertible promissory notes payable, September 30, 2016	$2,058,839

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

	September 30,	December 31,
	2016	2015
Risk-free interest rate	0.59%	0.16%
Expected life of the options (Years)	0.33	0.25
Expected volatility	377%	211%
Expected dividend yield	0%	0%

Fair Value	$1,404,971	$1,020,408

For the nine months ended September 30, 2016 and 2015, the Company recognized a change in this derivative liability of $593,095 and $(23,900), respectively, in other income (expense).

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

During the nine months ended September 30, 2016, the Company issued 40,137,121 shares of common stock for convertible promissory notes payable of $92,679 and accrued interest of $1,281.

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

During the nine months ended September 30, 2016, the Company extended the due date of certain convertible promissory notes payable.  In consideration of extending the due dates, the Company lowered the conversion price for certain convertible promissory notes payable and lowered the exercise price of certain warrants.  The Company took a charge to earnings of $61,845 which represents the change in fair value of the conversion features and warrants between the old terms and the new terms.

Option Activity

A summary of the option activity is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2015	3,000,000	0.07	4.63	-
Granted	-
Exercised	-
Forfeited/Canceled	-
Outstanding, September 30, 2016	3,000,000	0.07	3.88	-
Exercisable, September 30, 2016	3,000,000	0.07	3.88	-

Warrant Activity

A summary of warrant activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2015	64,586,931	0.15	2.33	666,279
Granted	28,666,665	0.06
Exercised	-
Forfeited/Canceled	-
Outstanding, September 30, 2016	93,253,596	0.10	1.92	13,118
Exercisable, September 30, 2016	93,253,596	0.10	1.92	13,118

During the nine months ended September 30, 2016, the Company issued a total of 15,666,665 warrants in connection with a new convertible note and an extension to an existing convertible note. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

·

Expected life of 3.0 years

·

Volatility of 377% - 439%;

·

Dividend yield of 0%;

·

Risk free interest rate of 0.71 - 1.05%

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On October 10, 2013, GACOM settled a complaint with the National Futures Association for a fine of $50,000 for certain noncompliance with Commodity Futures Trading Commission regulations.  The fine has not been paid and is included in accounts payable and accrued expenses at September 30, 2106 and December 31, 2015.

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

NOTE 9– SUBSEQUENT EVENTS

Subsequent to September 30, 2016, the Company issued 227,587,041 shares of common stock in connection with the conversion of convertible promissory notes payable and accrued interest totaling $92,865.

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

Liquidity and Capital Resources

As of September 30, 2016, the Company has an accumulated deficit of $18,192,124 and a working capital deficiency of $4,705,046.  Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

For the nine months ended September 30, 2016, the Company recorded a net loss of $966,952.  We recorded an amortization of debt discount of $463,250 and debt modification expense of $61,845.  We recorded an adjustment to financing costs associated with the issuance convertible promissory notes payable of $547,659 and took a change to earnings of $194,137 for penalty interest on certain convertible promissory notes payable. We recorded a gain for the change in fair value of derivative liability of $593,095.  We had a decrease in prepaid expenses of $20,200, a decrease in accounts payable and accrued expenses of $195,305, and a decrease in deferred revenue of $374,410.  As a result, we had net cash used in operating activities of $452,061 for the nine months ended September 30, 2016.

For the nine months ended September 30, 2015, the Company recorded a net loss of $3,114,681.  We recorded an amortization of debt discount of $1,363,950, stock-based compensation of $216,152, and a loss on the sale of subsidiaries of $38,079.  We recorded a change in the fair value of derivative liability of $23,900 and a debt modification expense of $34,200.  We had a change in prepaid expenses and other current assets of $13,798, a change in deferred revenue of $267,383, and a change in accounts payable and accrued expenses of $326,942.  As a result, we had net cash used in operating activities of $830,277 for the nine months ended September 30, 2015.

For the nine months ended September 30, 2016, we paid an additional $10,000 as payment for proposed acquisition and paid $698 for the purchase of other assets.  As a result, we had net cash used in investing activities of $10,698 for the period.

For the nine months ended September 30, 2015, we received $7,300 as an advance from related parties, resulting in net cash provided by investing activities of $7,300 for the period.

For the nine months ended September 30, 2016, we received $400,000 as proceeds from the issuance of convertible promissory notes payable and we received $130,000 from the issuance of our common stock.  We repaid convertible promissory notes of $111,000.  As a result, we had net cash provided by financing activities of $326,500 for the period.

For the nine months ended September 30, 2015, we received $560,000 as proceeds from the issuance of common stock and $489,000 as proceeds from promissory notes payable.  We spent $16,500 on the repayment of convertible promissory notes payable.  As a result, we had net cash provided by financing activities of $1,032,500 for the nine months ended September 30, 2015.

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

Results of Operations for the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Revenues for the three months ended September 30, 2016 were $182,357 compared to $374,511 for the three months ended September 30, 2015, a decrease of $192,154.  The decrease is due to a slowdown in our election services business during the third quarter of 2016.

Salaries and benefits and stock-based compensation totaled $0 for the three months ended September 30, 2016 compared to $188,117 for the three months ended September 30, 2015, a decrease of $188,117 due to the reduced number of employees.

Professional fees for the three months ended September 30, 2016 amounted to $182,292 compared to $255,106 for the three months ended September 30, 2015, a decrease of $72,814.  The decrease is due to lower legal fees.

For the three months ended September 30, 2016, we had occupancy expenses of $12,666, business development expenses of $66,493, and office and other expenses of $10,545, totaling $89,704. Comparatively, for the three months ended September 30, 2015, we had occupancy expenses of $36,028, business development expenses of $107,288, and office and other expenses of $189,323 totaling $332,639.  Decrease in these expenses was $242,935 principally due to a decrease in office and other expenses due to management focusing on reducing costs.

Total operating expenses for the three months ended September 30, 2016 were $271,996 compared to $985,862 for the three months ended September 30, 2015, a decrease of $713,866 principally due to reasons discussed above.

For the three months ended September 30, 2016, we recorded an interest expense and financing cost of $270,200 and a change in fair value of derivative liability of $2,594,293.  As a result, we had net income of $2,234,454 for the three months ended September 30, 2016.

For the three months ended September 30, 2015, we recorded interest expense and financing costs of $622,520 and a change in fair value of derivative liability of $460,520.  As a result, we recorded a net loss of $722,989 for the three months ended September 30, 2015.

Results of Operations for the Nine months Ended September 30, 2016 Compared to the Nine months Ended September 30, 2015

Revenues for the nine months ended September 30, 2016 were $1,171,391 compared to $619,633 for the nine months ended September 30, 2015, an increase of $551,758.  The significant increase is due to us growing our election services business that started in the second quarter of 2015.

Salaries and benefits and stock-based compensation totaled $122,107 for the nine months ended September 30, 2016 compared to $384,387 for the nine months ended September 30, 2015, a decrease of $262,280 due to the reduced number of employees.

Professional fees for the nine months ended September 30, 2016 amounted to $435,180 compared to $587,281 for the nine months ended September 30, 2015, a decrease of $152,101.  The decrease is due to lower legal fees.

For the nine months ended September 30, 2016, we had occupancy expenses of $41,877, business development expenses of $267,097, and office and other expenses of $383,371, totaling $692,345. Comparatively, for the nine months ended September 30, 2015, we had occupancy expenses of $121,463, business development expenses of $247,630, and office and other expenses of $396,898 totaling $765,991.  Decrease in these expenses was $73,646 principally due to a decrease in office and other expenses due to management focusing on reducing costs

Total operating expenses for the nine months ended September 30, 2016 were $1,249,632 compared to $1,953,811 for the nine months ended September 30, 2015, a decrease of $704,179 principally due to reasons discussed above.

For the nine months ended September 30, 2016, we spent $1,481,806 on interest expenses and financing costs and recorded a change in fair value of derivative liability of $593,095.  As a result, we recorded a net loss of $966,952 for the nine months ended September 30, 2016.

For the nine months ended September 30, 2015, we spent $1,718,524 on interest expenses and financing costs, we recorded a loss on the sale of subsidiaries of $38,079, and a change in fair value of derivative liability of $23,900.  As a result, we recorded a net loss of $3,114,681 for the nine months ended September 30, 2015.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2016.

We do not have proper segregation of duties within our accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to not be effective as of September 30, 2016 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2016.  Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 10, 2013, GACOM settled a complaint with the National Futures Association for a fine of $50,000 for certain noncompliance with Commodity Futures Trading Commission regulations.  The fine has not been paid and is included in accounts payable and accrued expenses at September 30, 2016 and December 31, 2015.

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

On December 1, 2016, an action was commenced by an individual against GES, the Company, and the chief executive officer of the Company, which asserts claims for violation of the Fair Labor Standards Act, and overtime violations under New York State Labor Law, and seeks damages in an amount to be determined at trial, plus interest, attorneys’ fees and costs. At this time, the Company is unable to determine the ultimate outcome of the demand or whether it will result in a formal proceeding or action against the Company or any of its officers.

Item 1A.  Risk Factors

Not applicable for smaller reporting company

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2016, the Company issued 30,086,894 shares of common stock for convertible promissory notes payable of $52,934.

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

Dated: February 23, 2017

Global Arena Holding, Inc.

/s/John Matthews

   John Matthews

   Chief Executive Officer

   Chief Financial Officer