Form 10-K
period 2016-12-31
Global Arena Holding, Inc.
filed 2017-05-30
CIK 1138724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

 OR

[ ]  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 000-49819

GLOBAL ARENA HOLDING, INC.

(Exact name of Company in its charter)

Delaware	33-0931599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

208 East 51 Street, Suite 112, New York, NY 10022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $.001 par value common stock held by non-affiliates of the registrant was approximately $3,391,580.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of May 30, 2017 was 343,042,187 shares of its $.001 par value common stock.

No documents are incorporated into the text by reference.

Global Arena Holding, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2016

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

Arbitration Division - GES plans to establish a labor arbitration division, with the assets and relationships of ESS. Prior to 1960, arbitration was principally available as a result of the efforts of the War Labor Board during World War II, but was not legally enforceable. The Supreme Court, in a series of decisions referred to as the Stell Workers Trilogy enforced arbitration provisions in labor contracts and, thus, spawned the broad use of arbitration in labor agreements. In 1970, the Supreme Court decided a case generally referred to as Boys Market, which established that the agreement to arbitrate was the quid pro quo for the no strike clause and, thereby, eliminated a substantial amount of labor strife by making the no-strike clause enforceable against unions so long as employers were willing to arbitrate. As a result, arbitration clauses have gained substantial value to both parties as a rapid and inexpensive method for the resolution of “garden variety” contract disputes and also as a cathartic process which relieves ship level tensions without “self help” or other disruptive actions by employees or their labor organizations.

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

GES management believes this plan and financing will deliver further profitability and growth in 2015 and beyond by making technical, operational, sales and marketing improvements. Additional investment will enable GES to greatly enhance its user functionality and service levels, strengthen its value proposition and lower its cost structure enabling GES to increase conversion rates in all competitive sales situations and build a stronger case for the benefits of outsourcing to prospects that currently manage elections in-house. GES believes it is well positioned to become the national and dominant full-service supplier in the election planning and management market. The inclusion of Ralph Gerchak, a recently retired District Director of the New York City Office of Labor Management Standards will also increase the prestige of GES across the United States. Also, with the addition of an Arbitration Division, we can lure away election clients form American Arbitration Association who would have us handle their elections without fear of reprisals at arbitration hearings.

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

Global Arena Investment Management

Global Arena Investment Management LLC is a New York limited liability company and a New York investment adviser. GAIM formally served as the investment manager to Global Arena Macro Fund, LP, a Delaware limited partnership.  The Fund was formed to invest all of its assets in Global Arena Master Fund, Ltd. a Cayman Islands exempted company incorporated with limited liability known as a Master Fund, through a “master-feeder” fund structure.  There are currently no assets in these funds.  The Fund is a shareholder of the Master Fund together with another existing entity, Global Arena Macro Fund, Ltd., a Cayman Islands exempted company incorporated with limited liability known as the Offshore Feeder.  Where the Offshore Feeder was formed for investment by non-U.S. persons and U.S. tax-exempt entities, the Fund was formed for investment by U.S. taxable investors. GAIM has been inactive since May 2015.

Growth Strategy for the Company

Going forward, Management plans to also focus on other investments with a specific interest in finance, technology and real estate.

In addition, the Company plans the following for 2017:

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The Company moved to its new main office located at 208 East 51 Street, Suite 112, New York, NY 10022 from its former office at 850 Third Avenue, Suite 16C, New York, NY 10022.  During the year ended December 31, 2016 and 2015, GAHI was charged approximately $56,297 and $161,400, respectively, for its office spaces.

ITEM 3.  LEGAL PROCEEDINGS.

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On October 10, 2013, GACOM settled a complaint with the National Futures Association for a fine of $50,000 for certain noncompliance with Commodity Futures Trading Commission regulations.  The fine has not been paid and is included in accounts payable and accrued expenses at December 31, 2106 and December 31, 2015.

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

Quarter Ended	High Bid	Low Bid
3/31/15	0.30	0.13
6/30/15	0.31	0.11
9/30/15	0.13	0.05
12/31/15	0.17	0.02

3/31/16	0.06	0.01
6/30/16	0.02	0.01
9/30/16	0.02	0.003
12/31/16	0.006	0.0007

b)  Holders.  At May 30, 2017, there were approximately 168 shareholders of record of our common stock.

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

The stock-based compensation related to stock options, included in stock compensation expense in the consolidated statements of operations, was $0 and $216,152 for the years ended December 31, 2016 and 2015, respectively.

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

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the years ended December 31, 2016 and 2015.

As of December 31, 2016 and 2015, there are no unrecognized compensation costs.

The Company will issue new shares of common stock upon the exercise of outstanding stock options.  The following is a summary of stock option activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2014	2,375,000	0.42	0.48	-
Granted	3,000,000	0.07	4.63
Exercised	-
Forfeited/Canceled	(2,375,000)
Outstanding, December 31, 2015	3,000,000	0.07	4.63	-
Granted	-
Exercised	-
Forfeited/Canceled	-
Outstanding, December 31, 2016	3,000,000	0.07	3.88	-
Exercisable, December 31, 2016	3,000,000	0.07	3.88	-

e)  Performance graph.  Not applicable.

f)  Sale of unregistered securities.

Common Shares

During the year ended December 31, 2016, the Company issued 250,721,956 shares of common stock for convertible promissory notes payable of $176,494 and accrued interest of $1,766.

During year ended December 31, 2015, the Company received a total of $670,000 from various investors for the subscription of investment units at $0.12 per unit. Each unit contains two common shares, one A warrant and one B warrant. On December 11, 2015, the Company issued a total of 11,166,664 common shares, 5,583,332 A warrants and 5,583,332 B warrants to these investors.   Each A warrant is exercisable into one common share of the Company at $0.10 per common share with an exercise period of three years.  Each B warrant is exercisable into one common share of the Company at $0.12 per common share with an exercise period of three years.

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

Warrants

During the year ended December 31, 2016, the Company issued a total of 41,649,999 warrants in connection with a new convertible note and an extension to an existing convertible note. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

·

Expected life of 3.0 years

·

Volatility of 375% - 439%;

·

Dividend yield of 0%;

·

Risk free interest rate of 0.71 - 1.58%

The following tables summarize the warrants activities:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2014	35,911,846	0.24		426,580
Granted	28,925,085	0.08
Exercised	-
Forfeited/Canceled	(250,000)	0.55
Outstanding, December 31, 2015	64,586,931	0.15	2.33	666,279
Granted	55,066,665	0.03
Exercised	-
Forfeited/Canceled	(9,504,118)	0.08
Outstanding, December 31, 2016	110,149,478	0.08	2.17	2,140
Exercisable, December 31, 2016	110,149,478	0.08	2.17	2,140

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

Liquidity and Capital Resources

As of December 31, 2016, the Company has an accumulated deficit of $19,252,753 and a working capital deficiency of $5,579,714.  Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

For the year ended December 31, 2016, the Company recorded a net loss of $2,207,581.  We recorded an amortization of debt discount of $660,146 and debt modification expense of $61,845.  We recorded a financing costs associated with the issuance convertible promissory notes payable of $614,028 and took a change to earnings of $211,225 for penalty interest on certain convertible promissory notes payable. We recorded a gain for the change in fair value of derivative liability of $86,458.  We had a decrease in prepaid expenses of $30,700, and a decrease in deferred revenue of $377,410.  We had an increase in other assets of $10,221 and an increase in accounts payable and accrued expenses of $265,261.  As a result, we had net cash used in operating activities of $638,023 for the year ended December 31, 2016.

For the year ended December 31, 2016, we paid an additional $21,650 as payment for proposed acquisition.  As a result, we had net cash used in investing activities of $21,650 for the period.

For the year ended December 31, 2016, we received $674,000 as proceeds from the issuance of convertible promissory notes payable and we received $130,000 from the issuance of our common stock.  We repaid convertible promissory notes of $178,500.  As a result, we had net cash provided by financing activities of $625,500 for the period.

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

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. For the years ended December 31, 2016 and 2015, our auditors have included a “going concern” modification in their auditors’ reports.  A “going concern” modification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot presently be determined.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve our operating results

Results of Operations for the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Revenues for the year ended December 31, 2016 were $1,224,469 compared to $961,610 for the year ended December 31, 2015, an increase of $262,859.  The significant increase is due to us growing our election services business that started in the second quarter of 2015.

Salaries and benefits and stock-based compensation totaled $122,107 for the year ended December 31, 2016 compared to $782,112 for the year ended December 31, 2015, a decrease of $659,373 due to the reduced number of employees and there was no stock compensation granted in 2016.

Professional fees for the year ended December 31, 2016 amounted to $570,622 compared to $790,666 for the year ended December 31, 2015, a decrease of $220,044.  The decrease is due to lower legal fees.

For the year ended December 31, 2016, we had occupancy expenses of $56,297, business development expenses of $320,343, and office and other expenses of $461,563, totaling $838,203. Comparatively, for the year ended December 31, 2015, we had occupancy expenses of $161,408, business development expenses of $280,266, and office and other expenses of $758,398 totaling $1,200,072.  Decrease in these expenses was $361,869 principally due to a decrease in office and other expenses due to management focusing on reducing costs.

Total operating expenses for the year ended December 31, 2016 were $1,531,564 compared to $2,772,850 for the year ended December 31, 2015, a decrease of $1,241,286 principally due to reasons discussed above.

Contractual Obligations

 Our significant contractual obligations as of December 31, 2016, are as follows:

				More than
	Less than	One to three	Three to five	Five
	One Year	Years	Years	Years	Total
Convertible notes payable	$2,168,181	$500,568	$-	$-	$2,668,749
Promissory notes	230,000	-	-	-	230,000
Total	$2,398,181	$500,568	$-	$-	$2,898,749

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Global Arena Holding, Inc. and Subsidiaries

RAUL CARREGA

Certified Public Accountants

3795 La Crescenta Avenue, Suite 203

Glendale, California 91208

818-248-6325

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Global Arena Holding Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Global Arena Holding Inc. and Subsidiaries (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for the year ended December 31, 2016. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Arena Holding Inc. and Subsidiaries as of December 31, 2016, and the consolidated results of their operations and their cash flows for the year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements as of and for the years ended December 31, 2016 have been prepared assuming the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has suffered recurring losses since inception, experiences a deficiency of cash flow from operations, sold its principal operating business, is currently in default of certain outstanding notes, and has a stockholders’ deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Our opinion is not modified with respect to this matter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Global Arena Holding Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Global Arena Holding Inc. and Subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for the year December 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Arena Holding Inc. and Subsidiaries as of December 31, 2015, and the consolidated results of their operations and their cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements as of and for the year ended December 31, 2015 have been prepared assuming the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has suffered recurring losses since inception, experiences a deficiency of cash flow from operations, sold its principal operating business, is currently in default of certain outstanding notes, and has a stockholders’ deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Our opinion is not modified with respect to this matter.

/s/Wei Wei & Co., LLP

Wei Wei & Co., LLP

Flushing, NY

May 6, 2016

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2016 AND 2015

	December 31,	December 31,
	2016	2015

ASSETS

Current Assets:
Cash	$14,227	$48,400
Prepaid expenses	-	20,200
Total current assets	14,227	68,600

Security deposits	-	10,500
Deposit for proposed acquisition	41,650	20,000
Investment	284,270	284,270
Other assets	3,346	13,567
TOTAL ASSETS	$343,493	$396,937

(Continued on next page)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2016 AND 2015

(Continued from previous page)

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$1,377,207	$1,124,612
Convertible promissory notes payable, in default	1,366,815	280,000
Convertible promissory notes payable,
net of debt discount of $201,628 and $76,789	599,738	1,270,829
Promissory notes payable, in default	230,000	230,000
Deferred revenue	10,000	387,410
Derivative liability	2,010,181	1,020,408
Total current liabilities	5,593,941	4,313,259

Convertible promissory notes payable,	-
net of debt discount of $187,100 and $286,965	313,468	213,035
TOTAL LIABILITIES	5,907,409	4,526,294

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized; 314,350,165 and 50,628,209 shares issued and outstanding	314,350	50,628
Additional paid-in capital	13,374,487	13,045,187
Accumulated deficit	(19,252,753)	(17,225,172)
Total stockholders' deficit	(5,563,916)	(4,129,357)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$343,493	$396,937

See notes to consolidated financial statements

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Years Ended December 31,
	2016	2015

Revenues:
Services	$1,224,469	$961,610

Operating expenses:
Salaries and benefits	122,739	565,960
Occupancy	56,297	161,408
Business development	320,343	280,266
Professional fees	570,622	790,666
Stock-based compensation	-	216,152
Office and other	461,563	758,398
Total operating expenses	1,531,564	2,772,850

Loss from operations	(307,095)	(1,811,240)

Other income (expense):
Interest expense and financing costs	(1,806,944)	(2,258,519)
Loss from sale of subsidiaries	-	(38,099)
Change in fair value of derivative liability	86,458	(178,800)
Total operating expenses	(1,720,486)	(2,475,418)

Loss before provision for taxes	(2,027,581)	(4,286,658)

Provision for income taxes	-	-

Net loss	$(2,027,581)	$(4,286,658)

Weighted average shares outstanding - basic and diluted	103,224,706	30,236,244

Earnings (loss) per share - basic and diluted	$(0.02)	$(0.14)
	$(0.02)	$(0.14)

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIENCY) FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Common Stock		Additional Paid-in	Treasury	Accumulated	Non controlling	Total Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Interest	Deficit

Balance, December 31, 2014	24,850,979	$24,851	$10,834,699	$(250,000)	$(12,689,981)	$(248,533)	(2,328,964)
							-
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt	`		1,032,983				1,032,983
Issuance of common stock for convertible promissory notes	13,233,168	13,233	590,864				604,097
Stock based compensation - stock options	`		216,152				216,152
Modification of warrants and conversion features of convertible debt	`		36,400				36,400
Issuance of common stock for cash	11,166,664	11,167	658,833				670,000
Reclassification of warrants to liabilities	`		(319,808)				(319,808)
Extinguishment of convertible debt	`		177,571				177,571
Issuance of common stock for proposed acquisition	1,377,398	1,377	67,493				68,870
Reclassification of noncontrolling interest	`				(248,533)	248,533	-
Reissuance of treasury stock	`		(250,000)	250,000			-
Net loss	`				(4,286,658)		(4,286,658)

Balance, December 31, 2015	50,628,209	50,628	13,045,187	-	(17,225,172)	-	(4,129,357)

Issuance of common stock for convertible promissory notes and accrued interest	250,721,956	250,722	(69,590)				181,132
Issuance of common stock for cash	13,000,000	13,000	117,000				130,000
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt	`		220,045				220,045
Modification of warrants and convertible features of convertible debt	`		61,845				61,845
Net loss	`				(2,027,581)		(2,027,581)

Balance, December 31, 2016	314,350,165	$314,350	$13,374,487	$-	$(19,252,753)	$-	$(5,563,916)

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Year Ended December 31,
	2016	2015

OPERATING ACTIVITIES:
Net loss	$(2,027,581)	$(4,286,658)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization of debt discount	660,146	1,606,606
Stock-based compensation	-	216,152
Loss on sale of subsidiaries	-	33,900
Change in fair value of derivative liability	(86,458)	178,800
Non-cash financing costs	614,028	-
Convertible promissory notes payable issued for penalty interest	211,225	-
Debt modification expense	61,845	36,400
Debt extinguishment		177,571
Change in current assets and liabilities:
Prepaid expenses	30,700	97,935
Other assets	10,221	-
Rent deposit	-	9,200
Deposit for proposed acquisition	-	(20,000)
Deferred revenue	(377,410)	387,410
Accounts payable and accrued expenses	265,261	495,144
Net cash used in operating activities	(638,023)	(1,067,540)

INVESTING ACTIVITIES:
Payment of deposit for acquisition	(21,650)	(125,000)
Advances from related parties	-	24,463
Net cash provided by (used in) investing activities	(21,650)	(100,537)

FINANCING ACTIVITIES:
Bank overdraft	-	-
Proceeds from the issuance of common stock	130,000	670,000
Proceeds from promissory notes payable	-	564,000
Proceeds from convertible promissory notes payable	674,000	-
Repayment of convertible promissory notes payable	(178,500)	(72,500)
Net cash provided by financing activities	625,500	1,161,500

NET INCREASE (DECREASE) IN CASH	(34,173)	(6,577)

CASH, BEGINNING BALANCE	48,400	54,977

CASH, ENDING BALANCE	$14,227	$48,400

(Continued on next page)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Continued from previous page)

CASH PAID FOR:
Interest	$-	$50
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Allocated value of warrants and beneficial conversion features related to debt	$1,296,276	$1,032,983
Promissory note issued for consulting services	$-	$188,000
Debt converted to common stock	$178,260	$306,491
Accrued interest added to debt	$10,900	$142,013
Reclassification of warrants to liabilities	$-	$319,808

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company has generated recurring losses and cash flow deficits from its continuing operations since inception and has had to continually borrow to continue operating. In addition, with the sale of Global Arena Capital Corp. in August 2014, which was the Company’s principal operating business, the Company’s continuing operations are insufficient to support its ongoing activities. In addition, certain of the Company’s debt went into default and required extensions and adjustments to previously issued warrants and conversion prices.  Certain debt continues to be in default as of December 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations.  In May, 2015, the Company entered into an agreement and plan of merger with Blockchain Technologies Corporation (“BTC”), which holds provisional patents and intellectual property for creating a new 3D Blockchain technology. In October, 2015, the Company acquired 10% of the outstanding equity in BTC. The management of the Company is also in negotiations with other companies it believes could be beneficial to the Company’s operations. The Company continues to raise funds from the issuance of additional convertible promissory note. Management is hopeful that with its new focus on business acquisitions and their ability to raise additional funds that the Company should be able to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of GAHI and its wholly-owned and majority owned subsidiaries, GES, GAHI Acquisition Corp., GAIM, GACOM, and Lillybell and MGA through April 1, 2015, the date of sale..  All significant intercompany accounts and transactions have been eliminated in consolidation.

Basic and Diluted Earnings (Loss) Per Share

Earnings per share is calculated in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260-10, Earnings Per Share. Basic earnings-per-share is based upon the weighted average number of common shares outstanding. Diluted earnings-per-share is based on the assumption that all dilutive convertible notes, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

	December 31,
	2016	2015
Options	3,000,000	3,000,000
Warrants	110,149,478	64,586,931
Convertible notes	2,179,437,105	29,168,520
Total	2,292,586,583	96,755,451

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

Convertible Debt

Convertible debt is accounted for under ASC 470, Debt – Debt with Conversion and Other Options. The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that has conversion features at fixed or adjustable rates that are in-the-money when issued and records the relative fair value of any warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to the warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to additional paid-in capital.  The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing stock options, except that the contractual life of the warrant is used.

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

The Company accounts for modifications of its embedded conversion features in accordance with the ASC 470-50-40-12 and 40-15-16  which requires the modification of a convertible debt instrument that changes the fair value of an embedded conversion feature and the subsequent recognition of interest expense or the associated debt instrument when the modification does not result in a debt extinguishment pursuant to FASB ASC 470-50-40/55.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives pursuant to ASC 815, Derivatives and Hedging. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The Company uses the Black-Scholes-Merton model to value the derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

Revenue Recognition

The Company’s revenue recognition policies comply with SEC revenue recognition rules and the ASC 605-10-S99. The Company earns revenues through various services it provides to its clients. GES’s income is recognized at the presentation date of the certification of the election results. The payments received in advance are recorded as deferred revenue on the balance sheet. Should an election not proceed, all non-refundable deferred revenue will be recognized as revenue.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs, which are included in business development expenses, were $36 and $285,500 for the year ended December 31, 2016 and 2015, respectively.  The Company entered into a market development and communications management consulting agreement with Ajene Watson LLC in August 2015. Ajene Watson assists the Company in strategic development, market development, investor relations (IR), market reputation (PR), and social media marketing management services.

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

Cash, accounts receivable, accounts payable and accrued expenses and deferred revenue – The carrying amounts reported in the consolidated balance sheets for these items are a reasonable estimate of fair value due to their short term nature.

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

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of December 31, 2016 and 2015.

	Fair Value	Fair Value Measurements at
	As of	December 31, 2016
Description	December 31, 2016	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$1,752,681	$-	$1,752,681	$-
Warrant derivative	257,500		257,500

Total	$2,010,181	$-	$2,010,181	$-

	Fair Value		Fair Value Measurements at
	As of		December 31, 2015
Description	December 31, 2015		Using Fair Value Hierarchy
			Level 1	Level 2	Level 3
Beneficial conversion feature	$409,208	$		$409,208	$-
Warrant derivative	611,200			611,200

Total	$1,020,408		$-	$1,020,408	$-

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

Reclassifications

Certain amounts in the prior periods’ financial statements have been reclassified for comparative purposes to conform to the presentation.  These reclassifications had no effect on previously reported net losses.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.   Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein.  Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  The Company is in the process of evaluating the impact of ASU 2014-09 on the Company's consolidated financial statements and disclosures.

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

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted.  The Company is in the process of evaluating the impact of this accounting standard update on its consolidated financial statements.

.In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its consolidated statements of cash flows.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted.  The Company is in the process of evaluating the impact of this accounting standard update on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its consolidated financial statements.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this accounting standard update.

Other recent accounting pronouncements issued by the FASB and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

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

NOTE 4 - PROMISSORY NOTES PAYABLE

In March 2014, the Company issued two promissory notes for a total of $230,000. The interest rate is the short-term applicable federal rate as determined by the Internal Revenue Service for the calendar month plus 10%. These two promissory notes were expired on September 14, 2015 and are in default as of December 31, 2016 and 2015.

NOTE 5 - CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes payable at December 31, 2016 and 2015 consist of the following:

	2016	2015
Convertible promissory notes with interest at 12% per annum, convertible into common shares at a fixed price ranging from $0.02 to $0.14 per share. Maturity dates range from through November 13, 2018. ($995,000 and $280,000 in default at December 31, 2016 and 2015, respectively)	$1,495,000	$1,542,500
Convertible promissory notes with interest at 12% per annum, convertible into common shares at a price ranging from $0.08 to $0.14 or a 50% discount from the lowest trade price in the 20 trading days prior to conversion (as of December 31, 2016 the conversion price would be $0.00035 per share) ($79,315 is in default at December 31, 2016)	719,749	335,118
Convertible promissory notes with interest at 8% per annum, convertible into common shares at a fixed price of $0.02 per share. The maturity date is April 30, 2016. At December 31, 2016, this note is in default.	230,000	250,000
Convertible promissory notes with interest at 12% per annum, convertible into 3% of the common shares of GES. The maturity date range from September 20, 2016 to October 15, 2017. ($62,500 is in default at December 31, 2016)	426,500	-
Total convertible promissory notes payable	2,871,249	2,127,618
Unamortized debt discount	(388,728)	(363,754)
Convertible promissory notes payable, net discount	2,482,521	1,763,864
Less notes receivable collateralized by convertible promissory notes payable	(202,500)	-
	2,280,021	1,763,864
Less current portion	(1,966,553)	(1,550,829)
Long-term portion	$313,468	$213,035

During the year ended December 31, 2016, the Company issued six convertible promissory notes payable totaling $405,000 to one investor for which the Company received $202,500 in cash and notes receivable from the same investor totaling $202,500.  Since the notes receivable were issued to the Company as payment for certain convertible promissory notes payable, the Company has not presented these notes receivable as an asset, but as an offset to the convertible promissory notes payable balance.

A rollfoward of the convertible promissory notes payable from December 31, 2015 to December 31, 2016 is below:

Convertible promissory notes payable, December 31, 2015	$1,763,864
Issued for cash	674,000
Issued for penalty interest	211,225
Issued for capitalized interest	10,900
Repayment for cash	(178,500)
Conversion to common stock	(176,494)
Debt discount related to new convertible promissory notes	(685,120)
Amortization of debt discounts	660,146
Convertible promissory notes payable, December 31, 2016	$2,280,021

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

	December 31,	December 31,
	2016	2015
Risk-free interest rate	0.59%	0.16%
Expected life of the options (Years)	0.14	0.25
Expected volatility	375%	211%
Expected dividend yield	0%	0%

Fair Value	$2,010,181	$1,020,408

For the years ended December 31, 2016 and 2015, the Company recognized a change in this derivative liability of $86,458 and $(178,800), respectively, in other income (expense).

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

During the year ended December 31, 2016, the Company issued 250,721,956 shares of common stock for convertible promissory notes payable of $176,494 and accrued interest of $1,766.

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

During the year ended December 31, 2016, the Company extended the due date of certain convertible promissory notes payable.  In consideration of extending the due dates, the Company lowered the conversion price for certain convertible promissory notes payable and lowered the exercise price of certain warrants.  The Company took a charge to earnings of $61,845 which represents the change in fair value of the conversion features and warrants between the old terms and the new terms.

During year ended December 31, 2015, the Company received a total of $670,000 from various investors for the subscription of investment units at $0.12 per unit. Each unit contains two common shares, one A warrant and one B warrant. On December 11, 2015, the Company issued a total of 11,166,664 common shares, 5,583,332 A warrants and 5,583,332 B warrants to these investors.   Each A warrant is exercisable into one common share of the Company at $0.10 per common share with an exercise period of three years.  Each B warrant is exercisable into one common share of the Company at $0.12 per common share with an exercise period of three years.

Stock Option

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

The stock-based compensation related to stock options, included in stock compensation expense in the consolidated statements of operations, was $0 and $216,152 for the years ended December 31, 2016 and 2015, respectively.

A summary of the option activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2014	2,375,000	0.42	0.48	-
Granted	3,000,000	0.07	4.63
Exercised	-
Forfeited/Canceled	(2,375,000)
Outstanding, December 31, 2015	3,000,000	0.07	4.63	-
Granted	-
Exercised	-
Forfeited/Canceled	-
Outstanding, December 31, 2016	3,000,000	0.07	3.88	-
Exercisable, December 31, 2016	3,000,000	0.07	3.88	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the years ended December 31, 2016 and 2015.

As of December 31, 2016 and 2015, there are no unrecognized compensation costs.

Warrant Activity

A summary of warrant activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2014	35,911,846	0.24		426,580
Granted	28,925,085	0.08
Exercised	-
Forfeited/Canceled	(250,000)	0.55
Outstanding, December 31, 2015	64,586,931	0.15	2.33	666,279
Granted	55,066,665	0.03
Exercised	-
Forfeited/Canceled	(9,504,118)	0.08
Outstanding, December 31, 2016	110,149,478	0.08	2.17	2,140
Exercisable, December 31, 2016	110,149,478	0.08	2.17	2,140

During the year ended December 31, 2016, the Company issued a total of 41,649,999 warrants in connection with a new convertible note and an extension to an existing convertible note. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

·

Expected life of 3.0 years

·

Volatility of 375% - 439%;

·

Dividend yield of 0%;

·

Risk free interest rate of 0.71 - 1.58%

NOTE 8 – INCOME TAXES

As of December 31, 2016 and 2015, the Company had approximately $16,826,000 and $15,615,000, respectively, of Federal net operating loss carryforwards available to offset future taxable income.  These net operating losses which, if not utilized, begin expiring in 2029. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s net operating loss carryforwards may be subject to an annual limitation in the event of a change of control.

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

 FASB ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized.  A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the length of carryback and carryforward periods, and expectations of future profits, etc.  The Company believes that significant uncertainty exists with respect to the future realization of the deferred tax assets and has therefore established a full valuation allowance as of December 31, 2016 and 2015.  The change in the deferred tax valuation allowance increased by approximately $484,000 and $1,617,000 during the years ended December 31, 2016 and 2015, respectively.

The components of deferred tax assets (liabilities) at December 31, 2016 and 2015 are as follows:

	2016	2015
Deferred income tax asset
Net operating loss carryforwards	$6,727,000	$6,243,000
Less: valuation allowance	(6,727,000)	(6,243,000)
Net deferred tax asset	$-	$-

For the years ended December 31, 2016 and 2015, the income tax provision (benefit) consists of the following:

	2016	2015
Deferred:
Federal	$(411,000)	$(1,375,000)
State and local	(73,000)	(242,000)
Change in valuation allowance	484,000	1,617,000
Total deferred income tax asset	$-	$-

The Company evaluated the provisions of FASB ASC 740 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.”  A liability is recognized (or amount of net operating loss carryforward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FASB ASC 740. Interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “interest expense, net” in the statement of operations.  Penalties would be recognized as a component of “general and administrative expenses.”  No interest or penalties were recorded during the years ended December 31, 2016 and 2015.  As of December 31, 2016 and 2015, no liability for unrecognized tax benefits was required to be reported.

The Company files income tax returns in the United States and in New York State and City.  The Company is no longer subject to Federal, state and local income tax examinations by the tax authorities for tax years prior to 2013.

The reconciliation between the statutory federal income tax rate (34%) and the Company’s effective rate for the years ended December 31, 2016 and 2015 is as follows:

	2016	2015

Federal statutory rates	(34.0%)	(34.0%)
State income taxes, net of federal benefit	(6.0%)	(6.0%)
Non-deductible expenses	16.1%	1.0%
Valuation allowance against net deferred tax assets	23.7%	39.0%
Effective rate	0.0%	0.0%

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On October 10, 2013, GACOM settled a complaint with the National Futures Association for a fine of $50,000 for certain noncompliance with Commodity Futures Trading Commission regulations.  The fine has not been paid and is included in accounts payable and accrued expenses at December 31, 2106 and December 31, 2015.

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

NOTE 9– SUBSEQUENT EVENTS

Subsequent to December 31, 2016, the Company issued 54,305,392 shares of common stock in connection with the conversion of convertible promissory notes payable and accrued interest totaling $22,192.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Controls and Procedures.

During the year ended December 31, 2016, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2016. Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures were not effective as of December 31, 2016 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to our executive officers.

Summary Compensation Table

Name and Principal Position	Cash Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John Matthews	2015	171,575	-	-	-	171,575
CEO	2016	188,017	-	-	-	188,017
Anthony Crisci, Jr.	2015	-	-	-	-	-
CFO (2)	2016	-	-	-	-	-
Josh Winkler	2015	-	-	-	-	-
CFO (1)	2016	-	-	-	-	-

(1)

Mr. Winkler resigned as Chief Financial Officer as of February 11, 2015.

(2)

Mr. Crisci resigned as Chief Financial Officer as of April 10, 2016.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the stock options outstanding to Global Arena's executive officers.

Option Awards

Outstanding Equity Awards at December 31, 2016

There are currently no equity awards outstanding.  All prior awards expired on July 17, 2015.

Director Compensation

The following table set forth certain information as to the compensation paid to our Directors.

Summary Compensation Table

Name and Principal Position	Cash Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John S. Matthews	2015	171,575	-	-		171,575
Chairman	2016	188,017	-	-	-	188,017
Facundo Bacardi	2015	-	-	-		-
Director	2016	-	-	-	-	-
Martin Doane	2015	-	-	-		-
Director	2016	-	-	-	-	-

Outstanding Equity Awards at Fiscal Year End

There are currently no equity awards outstanding.  All prior awards expired on July 17, 2015.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of May 30, 2017, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

Name and Address	Amount	Percentage
John Matthews (1)	2,842,028 (direct)	0.83%
443 B 7th St.	1,042,157 (indirect)	0.30%
Far Rockaway, NY 11691

Facundo Bacardi	0	0%
1500 Broadway, 5th Floor
New York, NY 10036

Martin Doane	0	0%
1500 Broadway, 5th Floor
New York, NY 10036

All Officers and Directors as a Group (3 persons)	2,842,028 (direct) 1,042,157(indirect)	0.83% 0.30%

(1)  Indirectly beneficially owns 1,042,157 common shares held by JSM Capital Holding Corp.

Based upon 343,042,187 outstanding common shares as of May 30, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed and estimated to be billed for the years ended December 31, 2016 and 2015 for professional services rendered by Wei, Wei & Co. LLP. for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the period ended December 31, 2016 and 2015, were $40,000 and $96,000, respectively.

The aggregate fees billed for the year ended December 31, 2016 for professional services rendered by Anton & Chia, LLP for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the period ended December 31, 2016 were $7,875.

Raul Carrega was appointed as our auditor on January 23, 2017, and all fees to be paid will be applied to the 2017 fiscal year.

Audit related fees

The aggregate fees billed for the years ended December 31, 2016 and 2015 for assurance and related services by Wei, Wei & Co., LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements for that fiscal year were included in the above listed were $0 and $0, respectively.

The aggregate fees billed for the years ended December 31, 2016 for assurance and related services by Anton & Chia LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements for that fiscal year were included in the above listed were $0.

Tax Fees

We incurred aggregate tax fees and expenses from Wei, Wei and Co., LLP during the years ended December 31, 2016 and 2015 for professional services rendered for tax compliance, tax advice, and tax planning of $0 and $17,100, respectively.

We incurred aggregate tax fees and expenses from Anton & Chia, LLP during the years ended December 31, 2016 for professional services rendered for tax compliance, tax advice, and tax planning of $0.

All Other Fees

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.  All of the services described above for fiscal year 2016 were approved by the board of directors pursuant to its policies and procedures.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2016 and 2015

Statements of Operations for the years ended December 31, 2016 and 2015

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2016 and 2015

Statements of Cash Flows for the years ended December 31, 2016 and 2015

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

Date:  May 30, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/John Matthews	CEO, CFO Controller	May 30, 2017
Director,
/s/Facundo Bacardi	Director	May 30, 2017

/s/Martin Doane	Director	May 30, 2017