Form 10-Q
period 2017-03-31
Global Arena Holding, Inc.
filed 2017-06-12
CIK 1138724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2017

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

June 12, 2017:  Common Stock  -  379,181,873

GLOBAL ARENA HOLDING, INC.

FORM 10-Q

For the three months ended March 31, 2017

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current Assets:
Cash	$19,584	$14,227
Prepaid expenses	-	-
Total current assets	19,584	14,227

Deposit for proposed acquisition	51,650	41,650
Investment	284,270	284,270
Other assets	3,346	3,346
TOTAL ASSETS	$358,850	$343,493

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$1,629,510	$1,377,207
Convertible promissory notes payable, in default	1,735,392	1,366,815
Convertible promissory notes payable,
net of debt discount of $289,128 and $201,628	345,446	599,738
Promissory notes payable, in default	230,000	230,000
Deferred revenue	73,750	10,000
Derivative liability	3,507,413	2,010,181
Total current liabilities	7,521,511	5,593,941

Convertible promissory notes payable,	-	-
net of debt discount of $162,102 and $187,100	337,898	313,468
TOTAL LIABILITIES	7,859,409	5,907,409

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized;
343,042,187 and 314,350,165 shares issued and outstanding	343,042	314,350
Additional paid-in capital	13,596,085	13,374,487
Accumulated deficit	(21,439,686)	(19,252,753)
Total stockholders' deficit	(7,500,559)	(5,563,916)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$358,850	$343,493

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016

Revenues:
Services	$77,500	$666,532

Operating expenses:
Salaries and benefits	175,296	61,730
Occupancy	1,084	13,389
Business development	69,115	110,139
Professional fees	200,146	124,529
Stock-based compensation	-	-
Office and other	30,548	265,569
Total operating expenses	476,189	575,356

Loss from operations	(398,689)	91,176

Other income (expense):
Interest expense and financing costs	(2,836,213)	(757,725)
Loss of sale of subsidiaries	-	-
Change in fair value of derivative liability	1,047,969	170,339
Total operating expenses	(1,788,244)	(587,386)

Loss before provision for taxes	(2,186,933)	(496,210)

Provision for income taxes	-	-

Net loss	$(2,186,933)	$(496,210)

Weighted average shares outstanding - basic and diluted	334,766,132	52,872,664

Earnings (loss) per share - basic and diluted	$(0.01)	$(0.01)
	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016

OPERATING ACTIVITIES:
Net loss	$(2,186,933)	$(496,210)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization of debt discount	202,498	100,255
Change in fair value of derivative liability	(1,047,969)	(170,339)
Non-cash financing costs	2,515,983	341,898
Convertible promissory notes payable issued for penalty interest	34,213	194,137
Debt modification expense	-	52,306
Change in current assets and liabilities:
Prepaid expenses	-	20,220
Deferred revenue	63,750	(232,780)
Accounts payable and accrued expenses	258,815	52,559
Net cash used in operating activities	(159,643)	(137,954)

INVESTING ACTIVITIES:
Payment of deposit for acquisition	(10,000)	(10,000)
Purchase of other assets	-	(698)
Net cash provided by (used in) investing activities	(10,000)	(10,698)

FINANCING ACTIVITIES:
Proceeds from convertible promissory notes payable	265,000	167,500
Repayment of convertible promissory notes payable	(90,000)	(60,000)
Net cash provided by financing activities	175,000	107,500

NET INCREASE (DECREASE) IN CASH	5,357	(41,152)

CASH, BEGINNING BALANCE	14,227	48,400

CASH, ENDING BALANCE	$19,584	$7,248

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Allocated value of warrants and beneficial conversion features related to debt	$2,780,983	$630,675
Debt converted to common stock	$14,508	$27,530
Accrued interest added to debt	$-	$10,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

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

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the financial condition of the Company and its operating results for the respective periods. The condensed consolidated balance sheet at December 31, 2016 has been derived from the Company's audited consolidated financial statements. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission. The results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company has generated recurring losses and cash flow deficits from its continuing operations since inception and has had to continually borrow to continue operating. In addition, with the sale of Global Arena Capital Corp. in August 2014, which was the Company’s principal operating business, the Company’s continuing operations are insufficient to support its ongoing activities. In addition, certain of the Company’s debt went into default and required extensions and adjustments to previously issued warrants and conversion prices.  Certain debt continues to be in default as of March 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations.  In May, 2015, the Company entered into an agreement and plan of merger with Blockchain Technologies Corporation (“BTC”), which holds provisional patents and intellectual property for creating a new 3D Blockchain technology. In October, 2015, the Company acquired 10% of the outstanding equity in BTC. The management of the Company is also in negotiations with other companies it believes could be beneficial to the Company’s operations. The Company continues to raise funds from the issuance of additional convertible promissory note. Management is hopeful that with its new focus on business acquisitions and their ability to raise additional funds that the Company should be able to continue as a going concern.

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

	March 31,
	2017	2016
Options	3,000,000	3,000,000
Warrants	281,608,620	65,670,263
Convertible notes	604,166,894	134,318,946
Total	888,775,514	202,989,209

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

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of March 31, 2017 and December 31, 2016.

	Fair Value	Fair Value Measurements at
	As of	March 31, 2017
Description	March 31, 2017	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$2,692,013	$-	$2,692,013	$-
Warrant derivative	815,400		815,400

Total	$3,507,413	$-	$3,507,413	$-

	Fair Value	Fair Value Measurements at
	As of	December 31, 2016
Description	December 31, 2016	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$1,752,681	$-	$1,752,681	$-
Warrant derivative	257,500		257,500

Total	$2,010,181	$-	$2,010,181	$-

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

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this accounting standard update.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted.  This adoption of this accounting standard update had no impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  ASU 2014-15 requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern.  ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter.  This adoption of this accounting standard update had no impact on the Company’s consolidated financial statements.

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.   Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein.  Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  The Company is in the process of evaluating the impact of ASU 2014-09 on the Company's consolidated financial statements.

Other recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

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

NOTE 4 - PROMISSORY NOTES PAYABLE

In March 2014, the Company issued two promissory notes for a total of $230,000. The interest rate is the short-term applicable federal rate as determined by the Internal Revenue Service for the calendar month plus 10%. These two promissory notes were expired on September 14, 2015 and are in default as of March 31, 2017 and December 31, 2016.

NOTE 5 – RELATED PARTY TRANSACTIONS

Under their respective employment agreements, John Matthews, our Chief Executive Officer, and Kathryn Weisbeck, our director of investor relations, have earned unpaid salaries, benefits and stock-based compensation.  As of March 31, 2017, this accrued but unpaid amount totaled $175,296.

NOTE 6 - CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes payable at March 31, 2017 and December 31, 2016 consist of the following:

	March 31,	December 31,
	2017	2016
Convertible promissory notes with interest at 12% per annum, convertible into common shares at a fixed price ranging from $0.02 to $0.14 per share. Maturity dates range from through November 13, 2018. ($1,025,000 and $995,000 in default at March 31, 2017 and December 31, 2016)	$1,575,000	$1,505,000
Convertible promissory notes with interest at 12% per annum, convertible into common shares at a price ranging from $0.08 to $0.14 or a 50% discount from the lowest trade price in the 20 trading days prior to conversion (as of March 31, 2017 the conversion price would be $0.0023 per share) ($367,892 and $79,315 is in default at March 31, 2017 and December 31, 2016)	860,966	729,749
Convertible promissory notes with interest at 8% per annum, convertible into common shares at a fixed price of $0.02 per share. The maturity date is April 30, 2016. At March 31, 2017 and December 31, 2016, this note is in default.	230,000	230,000
Convertible promissory notes with interest at 12% per annum, convertible into 3% of the common shares of GES. The maturity date range from September 20, 20167 to October 15, 2017. ($112,500 and $62,500 is in default at March 31, 2017 and December 31, 2016)	406,500	406,500
Total convertible promissory notes payable	3,072,466	2,871,249
Unamortized debt discount	(451,230)	(388,728)
Convertible promissory notes payable, net discount	2,621,236	2,482,521
Less notes receivable collateralized by convertible promissory notes payable	(202,500)	(202,500)
	2,418,736	2,280,021
Less current portion	(2,080,838)	(1,966,553)
Long-term portion	$337,898	$313,468

During the year ended December 31, 2016, the Company issued six convertible promissory notes payable totaling $405,000 to one investor for which the Company received $202,500 in cash and notes receivable from the same investor totaling $202,500.  Since the notes receivable were issued to the Company as payment for certain convertible promissory notes payable, the Company has not presented these notes receivable as an asset, but as an offset to the convertible promissory notes payable balance. During the three months ended March 31, 2017, the Company issued nine additional convertible promissory notes payable to investors for gross proceeds of $265,000.

A rollfoward of the convertible promissory notes payable from December 31, 2016 to March 31, 2017 is below:

Convertible promissory notes payable, December 31, 2016	$2,280,021
Issued for cash	265,000
Issued for penalty interest	34,213
Repayment for cash	(90,000)
Conversion to common stock	(7,996)
Debt discount related to new convertible promissory notes	(265,000)
Amortization of debt discounts	202,498
Convertible promissory notes payable, March 31, 2017	$2,418,736

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS

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

	March 31,	December 31,
	2017	2016
Risk-free interest rate	0.59%	0.59%
Expected life of the options (Years)	0.54	0.14
Expected volatility	371%	375%
Expected dividend yield	0%	0%

Fair Value	$3,507,413	$2,010,181

A rollfoward of the derivative liability from December 31, 2016 to March 31, 2017 is below:

Derivative liabilities, December 31, 2016	$2,010,181
Conversion features related to new convertible promissory notes	2,545,201
Change in fair value of derivative liabilities	(1,047,969)
Derivative liabilities, March 31, 2017	$3,507,413

For the three months ended March 31, 2017 and 2016, the Company recognized a change in this derivative liability of $1,047,969 and $170,339, respectively, in other income (expense).

NOTE 8- STOCKHOLDERS’ DEFICIT

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

During the three months ended March 31, 2017, the Company issued 28,692,022 shares of common stock for convertible promissory notes payable of $7,996 and accrued interest of $6,512.

Option Activity

A summary of the option activity is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2016	3,000,000	0.07	3.63	-
Granted	-
Exercised	-
Forfeited/Canceled	-
Outstanding, March 31, 2017	3,000,000	0.07	3.38	-
Exercisable, March 31, 2017	3,000,000	0.07	3.38	-

Warrant Activity

A summary of warrant activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2016	110,149,478	0.08	2.17	2,140
Granted	172,500,000	0.0015
Exercised	-
Forfeited/Canceled	(1,040,858)	0.33
Outstanding, March 31, 2017	281,608,620	0.03	2.52	1,078,260
Exercisable, March 31, 2017	110,149,478	0.03	2.52	1,078,260

During the three months ended March 31, 2017, the Company issued a total of 172,500,000 warrants in connection with a new convertible notes. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

·

Expected life of 3.0 years

·

Volatility of 371%;

·

Dividend yield of 0%;

·

Risk free interest rate of 1.44 - 1.62%

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On October 10, 2013, GACOM settled a complaint with the National Futures Association for a fine of $50,000 for certain noncompliance with Commodity Futures Trading Commission regulations.  The fine has not been paid and is included in accounts payable and accrued expenses at March 31, 2017 and December 31, 2016.

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

NOTE 10– SUBSEQUENT EVENTS

Subsequent to March 31, 2017, the Company issued 25,613,370 shares of common stock in connection with the conversion of convertible promissory notes payable and accrued interest totaling $7,684.

On April 20, 2017 the board of directors approved the issuance of 10,526,316 shares of the Company’s common stock to certain board members for compensations.

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

Liquidity and Capital Resources

As of March 31, 2017, the Company has an accumulated deficit of $21,439,686 and a working capital deficit of $7,501,927.  Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

For the three months ended March 31, 2017, the Company recorded a net loss of $2,186,933.  We recorded an amortization of debt discount of $202,498.  We recorded a financing costs associated with the issuance convertible promissory notes payable of $2,515,983 and took a charge to earnings of $34,213 for penalty interest on certain convertible promissory notes payable. We recorded a gain for the change in fair value of derivative liability of $1,047,969.  We had an increase in accounts payable and accrued expenses of $258,815 and an increase in deferred revenue of $63,750.  As a result, we had net cash used in operating activities of $159,643 for the three months ended March 31, 2017.

For the three months ended March 31, 2017, we paid an additional $10,000 as payment for proposed acquisition.  As a result, we had net cash used in investing activities of $10,000 for the period.

For the three months ended March 31, 2017, we received $265,000 as proceeds from the issuance of convertible promissory notes payable.  We repaid convertible promissory notes of $90,000.  As a result, we had net cash provided by financing activities of $175,000 for the period.

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

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. Our auditors for the years ended December 31, 2016 and 2015 have included a “going concern” modification in their auditors’ reports.  A “going concern” modification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot presently be determined.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve our operating results

Results of Operations

Results of Operations for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Revenues for the three months ended March 31, 2017 were $77,500 compared to $666,532 for the three months ended March 31, 20176, a decrease of $589,032.  The decrease is due to a slowdown in our election services business during the third quarter of 2016.

Salaries and benefits and stock-based compensation totaled $175,296 for the three months ended March 31, 2017 compared to $61,730 for the three months ended March 31, 2016, an increase of $113,566 due to compensation accrued but not paid to our CEO and another employee.

Professional fees for the three months ended March 31, 2017 amounted to $200,146 compared to $124,529 for the three months ended March 31, 2016, an increase of $75,617.  The increase is due to us hiring outside consultants rather than salaried employees.

For the three months ended March 31, 2017, we had occupancy expenses of $1,084, business development expenses of $69,115, and office and other expenses of $30,548, totaling $100,747. Comparatively, for the three months ended March 31, 2016, we had occupancy expenses of $13,389, business development expenses of $110,139, and office and other expenses of $265,569 totaling $389,097.  Decrease in these expenses was $288,350 principally due to a decrease in office and other expenses due to management focusing on reducing costs.

Total operating expenses for the three months ended March 31, 2017 were $476,189 compared to $575,356 for the three months ended March 31, 2016, a decrease of $99,167 principally due to reasons discussed above.

For the three months ended March 31, 2017, we recorded an interest expense and financing cost of $2,836,213 and a positive change in fair value of derivative liability of $1,047,969, compared to an interest expense and financing cost of $757,725 and a positive change in fair value of derivative liability of $170,339 for the three months ended March 31, 2016.  As a result, we had a net loss of $2,186,933 for the three months ended March 31, 2017 compared to a net loss of $496,210 for the three months ended March 31, 2016.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2017.

We do not have proper segregation of duties within our accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to not be effective as of March 31, 2017 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2017.  Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 10, 2013, GACOM settled a complaint with the National Futures Association for a fine of $50,000 for certain noncompliance with Commodity Futures Trading Commission regulations.  The fine has not been paid and is included in accounts payable and accrued expenses at March 31, 2017 and December 31, 2016.

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

Item 1A.  Risk Factors

Not applicable for smaller reporting company

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2017, the Company issued 28,692,022 shares of common stock for convertible promissory notes payable of $7,996 and accrued interest of $6,512.

The above shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3.   Defaults Upon Senior Securities

The Company is currently in default on $1,505,392 of convertible promissory notes payable and $230,000 of promissory notes.

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

Dated: June 12, 2017

Global Arena Holding, Inc.

/s/John Matthews

   John Matthews

   Chief Executive Officer

   Chief Financial Officer