Form 10-Q
period 2017-06-30
Global Arena Holding, Inc.
filed 2017-08-14
CIK 1138724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2017

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to________

Commission File Number  000-49819

Global Arena Holding, Inc.

 (Exact name of registrant as specified in its charter)

Delaware	33-0931599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

208 East 51st Street, Suite 112 New York, NY	10022
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

August 14, 2017:  Common Stock  -  460,669,732

GLOBAL ARENA HOLDING, INC.

FORM 10-Q

For the three and six months ended June 30, 2017

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current Assets:
Cash	$15,059	$14,227
Total current assets	15,059	14,227

Deposit for proposed acquisition	126,650	41,650
Investment	284,270	284,270
Other assets	3,346	3,346
TOTAL ASSETS	$429,325	$343,493

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,702,697	$1,377,207
Convertible promissory notes payable, in default	1,776,192	1,366,815
Convertible promissory notes payable,
net of debt discount of $253,290 and $201,628	476,836	599,738
Promissory notes payable, in default	230,000	230,000
Deferred revenue	11,750	10,000
Derivative liability	8,589,215	2,010,181
Total current liabilities	12,786,690	5,593,941

Convertible promissory notes payable,
net of debt discount of $137,185 and $187,100	362,815	313,468
TOTAL LIABILITIES	13,149,505	5,907,409

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized;
450,415,723 and 314,350,165 shares issued and outstanding	450,416	314,350
Additional paid-in capital	13,755,413	13,374,487
Accumulated deficit	(26,926,009)	(19,252,753)
Total stockholders' deficit	(12,720,180)	(5,563,916)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$429,325	$343,493

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues:
Services	$275,300	$322,502	$352,800	$989,034

Operating expenses:
Salaries and benefits	-	60,377	175,296	122,107
Occupancy	1,545	15,822	2,629	29,211
Business development	85,256	90,465	154,371	200,604
Professional fees	341,298	128,359	541,444	252,888
Office and other	54,626	107,257	85,174	372,826
Total operating expenses	482,725	402,280	958,914	977,636

Income (loss) from operations	(207,425)	(79,778)	(606,114)	11,398

Other expenses:
Interest expense and financing costs	(696,176)	(453,881)	(3,532,389)	(1,211,606)
Change in fair value of derivative liability	(4,582,722)	(2,171,537)	(3,534,753)	(2,001,198)
Total operating expenses	(5,278,898)	(2,625,418)	(7,067,142)	(3,212,804)

Loss before provision for taxes	(5,486,323)	(2,705,196)	(7,673,256)	(3,201,406)

Provision for income taxes	-	-	-	-

Net loss	$(5,486,323)	$(2,705,196)	$(7,673,256)	$(3,201,406)

Weighted average shares outstanding - basic and diluted	375,981,516	66,188,813	355,487,679	59,530,738

Loss per share - basic and diluted	$(0.01)	$(0.04)	$(0.02)	$(0.05)
	$(0.01)	$(0.04)	$(0.02)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

	Six Months Ended June 30,
	2017	2016

OPERATING ACTIVITIES:
Net loss	$(7,673,256)	$(3,201,406)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization of debt discount	348,450	268,636
Change in fair value of derivative liability	3,534,753	2,001,198
Non-cash financing costs	2,979,652	547,659
Convertible promissory notes payable issued for penalty interest	34,213	194,137
Common stock issued for services	60,000	-
Debt modification expense	-	61,845
Change in current assets and liabilities:
Prepaid expenses	-	20,220
Deferred revenue	1,750	(378,410)
Accounts payable and accrued expenses	347,770	134,385
Net cash used in operating activities	(366,668)	(351,736)

INVESTING ACTIVITIES:
Payment of deposit for acquisition	(85,000)	(10,000)
Purchase of other assets	-	(698)
Net cash used in investing activities	(85,000)	(10,698)

FINANCING ACTIVITIES:
Proceeds from convertible promissory notes payable	567,500	307,500
Proceeds from the issuance of common stock		130,000
Repayment of convertible promissory notes payable	(115,000)	(111,000)
Net cash provided by financing activities	452,500	326,500

NET INCREASE (DECREASE) IN CASH	832	(35,934)

CASH, BEGINNING BALANCE	14,227	48,400
CASH, ENDING BALANCE	$15,059	$12,466

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Allocated value of warrants and beneficial conversion features related to debt	$3,321,954	$999,913
Debt converted to common stock	$179,319	$41,025
Accrued interest added to debt	$-	$10,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

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

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the financial condition of the Company and its operating results for the respective periods. The condensed consolidated balance sheet at December 31, 2016 has been derived from the Company's audited consolidated financial statements. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission. The results for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company has generated recurring losses and cash flow deficits from its continuing operations since inception and has had to continually borrow to continue operating. In addition, with the sale of Global Arena Capital Corp. in August 2014, which was the Company’s principal operating business, the Company’s continuing operations are insufficient to support its ongoing activities. In addition, certain of the Company’s debt went into default and required extensions and adjustments to previously issued warrants and conversion prices.  Certain debt continues to be in default as of June 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations.  In May, 2015, the Company entered into an agreement and plan of merger with Blockchain Technologies Corporation (“BTC”), which holds provisional patents and intellectual property for creating a new 3D Blockchain technology. In October, 2015, the Company acquired 10% of the outstanding equity in BTC. The management of the Company is also in negotiations with other companies it believes could be beneficial to the Company’s operations. The Company continues to raise funds from the issuance of additional convertible promissory note. Management is hopeful that with its new focus on business acquisitions and their ability to raise additional funds that the Company should be able to continue as a going concern.

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

	June 30,
	2017	2016
Options	3,000,000	3,000,000
Warrants	318,281,532	78,670,263
Convertible notes	400,695,398	461,761,670
Total	721,976,930	543,431,933

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

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of June 30, 2017 and December 31, 2016.

	Fair Value	Fair Value Measurements at
	As of	June 30, 2017
Description	June 30, 2017	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$6,148,215	$-	$6,148,215	$-
Warrant derivative	2,441,000		2,441,000

Total	$8,589,215	$-	$8,589,215	$-

	Fair Value	Fair Value Measurements at
	As of	December 31, 2016
Description	December 31, 2016	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$1,752,681	$-	$1,752,681	$-
Warrant derivative	257,500		257,500

Total	$2,010,181	$-	$2,010,181	$-

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

NOTE 4 - PROMISSORY NOTES PAYABLE

In March 2014, the Company issued two promissory notes for a total of $230,000. The interest rate is the short-term applicable federal rate as determined by the Internal Revenue Service for the calendar month plus 10%. These two promissory notes were expired on September 14, 2015 and are in default as of June 30, 2017 and December 31, 2016.

NOTE 5 - CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes payable at June 30, 2017 and December 31, 2016 consist of the following:

	June 30, 2017	December 31, 2016
Convertible promissory notes with interest at 12% per annum, convertible into common shares at a fixed price ranging from $0.02 to $0.14 per share. Maturity dates range from through November 13, 2018. ($1,010,000 and $995,000 in default at June 30, 2017 and December 31, 2016)	$1,560,000	$1,505,000
Convertible promissory notes with interest at 12% per annum, convertible into common shares at a price ranging from $0.08 to $0.14 or a 50% discount from the lowest trade price in the 20 trading days prior to conversion (as of June 30, 2017 the conversion price would be $0.0023 per share) ($448,692 and $79,315 is in default at June 30, 2017 and December 31, 2016)	834,818	729,749
Convertible promissory notes with interest at 8% per annum, convertible into common shares at a fixed price of $0.02 per share. The maturity date is April 30, 2016. At June 30, 2017 and December 31, 2016, this note is in default.	205,000	230,000
Convertible promissory notes with interest at 12% per annum, convertible into 3% of the common shares of GES. The maturity date range from September 20, 20167 to October 15, 2017. ($112,500 and $62,500 is in default at June 30, 2017 and December 31, 2016)	406,500	406,500
Total convertible promissory notes payable	3,006,318	2,871,249
Unamortized debt discount	(390,475)	(388,728)
Convertible promissory notes payable, net discount	2,615,843	2,482,521
Less notes receivable collateralized by convertible promissory notes payable	0	(202,500)
	2,615,843	2,280,021
Less current portion	(2,253,028)	(1,966,553)
Long-term portion	$362,815	$313,468

During the year ended December 31, 2016, the Company issued six convertible promissory notes payable totaling $405,000 to one investor for which the Company received $202,500 in cash and notes receivable from the same investor totaling $202,500.  Since the notes receivable were issued to the Company as payment for certain convertible promissory notes payable, the Company has not presented these notes receivable as an asset, but as an offset to the convertible promissory notes payable balance. During the six months ended June 30, 2017, the Company issued nine additional convertible promissory notes payable to investors for gross proceeds of $567,500.

A rollfoward of the convertible promissory notes payable from December 31, 2016 to June 30, 2017 is below:

Convertible promissory notes payable, December 31, 2016	$2,280,021
Issued for cash	567,500
Issued for penalty interest	34,213
Issued for original issue discount	7,895
Repayment for cash	(115,000)
Conversion to common stock	(157,039)
Debt discount related to new convertible promissory notes	(350,197)
Amortization of debt discounts	348,450
Convertible promissory notes payable, June 30, 2017	$2,615,843

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

	June 30, 2017	December 31, 2016
Risk-free interest rate	1.24%	0.59%
Expected life of the options (Years)	0.46	0.14
Expected volatility	366%	375%
Expected dividend yield	0%	0%

Fair Value	$8,589,215	$2,010,181

A rollfoward of the derivative liability from December 31, 2016 to June 30, 2017 is below:

Derivative liabilities, December 31, 2016	$2,010,181
Conversion features related to new convertible promissory notes	3,044,281
Change in fair value of derivative liabilities	3,534,753
Derivative liabilities, June 30, 2017	$8,589,215

For the six months ended June 30, 2017 and 2016, the Company recognized a change in this derivative liability of ($3,534,753) and ($2,001,198), respectively, in other income (expense).

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

During the six months ended June 30, 2017, the Company issued 125,539,242 shares of common stock for convertible promissory notes payable of $157,039 and accrued interest of $22,280.  In addition, the Company issued 10,526,316 shares of common stock for services rendered valued at $30,000.  The value was determined based on the Company’s closing price on the date of grant.

Option Activity

A summary of the option activity is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2016	3,000,000	0.07	3.63	-
Granted	-
Exercised	-
Forfeited/Canceled	-
Outstanding, June 30, 2017	3,000,000	0.07	3.13	-
Exercisable, June 30, 2017	3,000,000	0.07	3.13	-

Warrant Activity

A summary of warrant activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2016	110,149,478	0.08	2.17	2,140
Granted	212,499,999	0.0021
Exercised	-
Forfeited/Canceled	(4,367,945)	0.28
Outstanding, June 30, 2017	318,281,532	0.02	2.36	4,781,895
Exercisable, June 30, 2017	318,281,532	0.02	2.36	4,781,895

During the six months ended June 30, 2017, the Company issued a total of 172,500,000 warrants in connection with a new convertible notes. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

·

Expected life of 3.0 years

·

Volatility of 366% - 371%;

·

Dividend yield of 0%;

·

Risk free interest rate of 0.71% – 1.62%

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On October 10, 2013, GACOM settled a complaint with the National Futures Association for a fine of $50,000 for certain noncompliance with Commodity Futures Trading Commission regulations.  The fine has not been paid and is included in accounts payable and accrued expenses at June 30, 2017 and December 31, 2016.

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

NOTE 9– SUBSEQUENT EVENTS

Subsequent to June 30, 2017, the Company issued 10,254,09 shares of common stock in connection with the conversion of convertible promissory notes payable and accrued interest totaling $3,076.

On August 10, 2017, the Company commenced arbitration proceedings with Herrick, Feinstein LLP regarding a billing dispute.

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

Liquidity and Capital Resources

As of June 30, 2017, the Company has an accumulated deficit of $26,926,009 and a working capital deficit of $12,771,631.  Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

For the six months ended June 30, 2017, the Company recorded a net loss of $7,673,256.  We recorded an amortization of debt discount of $348,450.  We recorded a financing costs associated with the issuance convertible promissory notes payable of $2,979,652 and took a charge to earnings of $34,213 for penalty interest on certain convertible promissory notes payable. We recorded a loss for the change in fair value of derivative liability of $3,534,753.  We had an increase in accounts payable and accrued expenses of $347,770 and an increase in deferred revenue of $1,750.  As a result, we had net cash used in operating activities of $366,668 for the six months ended June 30, 2017.

For the six months ended June 30, 2017, we paid an additional $85,000 as payment for proposed acquisition.  As a result, we had net cash used in investing activities of $85,000 for the period.

For the six months ended June 30, 2017, we received $567,500 as proceeds from the issuance of convertible promissory notes payable.  We repaid convertible promissory notes of $115,000.  As a result, we had net cash provided by financing activities of $452,500 for the period.

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

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve our operating results

Results of Operations for the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Revenues for the three months ended June 30, 2017 were $275,300 compared to $322,502 for the three months ended June 30, 20176, a decrease of $47,202.  The decrease is due to a slowdown in our election services business.

Salaries and benefits and stock-based compensation totaled $0 for the three months ended June 30, 2017 compared to $60,377 for the three months ended June 30, 2016, a decrease of $60,377 due to us hiring outside consultants rather than salaried employees.

Professional fees for the three months ended June 30, 2017 amounted to $341,298 compared to $128,359 for the three months ended June 30, 2016, an increase of $212,939.  The increase is due to us hiring outside consultants rather than salaried employees and additional legal and accounting fees.

For the three months ended June 30, 2017, we had occupancy expenses of $1,545, business development expenses of $85,256, and office and other expenses of $54,626, totaling $141,427. Comparatively, for the three months ended June 30, 2016, we had occupancy expenses of $15,822, business development expenses of $90,465, and office and other expenses of $107,257 totaling $213,544.  Decrease in these expenses was $72,117 principally due to a decrease in office and other expenses due to management focusing on reducing costs.

Total operating expenses for the three months ended June 30, 2017 were $482,725 compared to $402,280 for the three months ended June 30, 2016, an increase of $80,445 principally due to reasons discussed above.

Results of Operations for the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Revenues for the six months ended June 30, 2017 were $352,800 compared to $989,034 for the six months ended June 30, 20176, a decrease of $636,234.  The decrease is due to a slowdown in our election services business beginning in the third quarter of 2016.

Salaries and benefits and stock-based compensation totaled $175,296 for the six months ended June 30, 2017 compared to $122,107 for the six months ended June 30, 2016, an increase of $53,189 due to compensation accrued put not paid to our CEO and another employee.

Professional fees for the six months ended June 30, 2017 amounted to $541,444 compared to $252,888 for the six months ended June 30, 2016, an increase of $288,556.  The increase is due to us hiring outside consultants rather than salaried employees and additional legal and accounting fees.

For the six months ended June 30, 2017, we had occupancy expenses of $2,629, business development expenses of $154,371, and office and other expenses of $85,171, totaling $242,174. Comparatively, for the six months ended June 30, 2016, we had occupancy expenses of $29,211, business development expenses of $200,604, and office and other expenses of $372,826 totaling $602,641.  Decrease in these expenses was $360,467 principally due to a decrease in office and other expenses due to management focusing on reducing costs.

Total operating expenses for the six months ended June 30, 2017 were $958,914 compared to $977,636 for the six months ended June 30, 2016, a decrease of $18,722 principally due to reasons discussed above.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2017.

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of June 30, 2017 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the six months ended June 30, 2017.  Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 10, 2013, GACOM settled a complaint with the National Futures Association for a fine of $50,000 for certain noncompliance with Commodity Futures Trading Commission regulations.  The fine has not been paid and is included in accounts payable and accrued expenses at June 30, 2017 and December 31, 2016.

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

On August 10, 2017, the Company commenced arbitration proceedings with Herrick, Feinstein LLP regarding a billing dispute.

Item 1A.  Risk Factors

Not applicable for smaller reporting company

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2017, the Company issued 96,847,220 shares of common stock for convertible promissory notes payable of $164,811.  In addition, the Company issued 10,526,316 shares of common stock for services rendered by members of the board of directors.

The above shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3.   Defaults Upon Senior Securities

The Company is currently in default on $1,776,192 of convertible promissory notes payable and $230,000 of promissory notes.

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

Dated: August 14, 2017

Global Arena Holding, Inc.

/s/John Matthews

   John Matthews

   Chief Executive Officer

   Chief Financial Officer