Form 10-K/A
period 2016-12-31
Global Arena Holding, Inc.
filed 2017-10-31
CIK 1138724

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of October 31, 2017 was 549,527,602 shares of its $.001 par value common stock.

No documents are incorporated into the text by reference.

EXPLANATORY NOTE

This Amendment to the Form 10-K, as originally filed with the Securities and Exchange Commission on May 30, 2017, is being filed solely to correct the auditor's statement.  No other changes have been made to this document.

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

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

Raul Carrega

Raul Carrega, CPA

Glendale, California

May 26, 2017

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

Date:  October 31, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/John Matthews	CEO, CFO Controller	October 31, 2017
Director,
/s/Facundo Bacardi	Director	October 31, 2017

/s/Martin Doane	Director	October 31, 2017