Form 10-Q
period 2017-09-30
Global Arena Holding, Inc.
filed 2017-11-30
CIK 1138724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2017

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to________

Commission File Number  000-49819

Global Arena Holding, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0931599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

208 East 51st Street, Suite 112, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]
Emerging Growth Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

November 30, 2017:  Common Stock  -  575,352,408

GLOBAL ARENA HOLDING, INC.

FORM 10-Q

For the three and nine months ended September 30, 2017

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$230,091	$14,227
Total current assets	230,091	14,227

Deposit for proposed acquisition	351,650	41,650
Investment	284,270	284,270
Other assets	3,346	3,346
TOTAL ASSETS	$869,357	$343,493

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$1,694,305	$1,377,207
Convertible promissory notes payable, in default	1,720,241	1,366,815
Convertible promissory notes payable, net of debt discount of $208,913 and $201,628	355,138	599,738
Promissory notes payable, in default	230,000	230,000
Deferred revenue	27,777	10,000
Derivative liability	6,732,296	2,010,181
Total current liabilities	10,759,757	5,593,941

Convertible promissory notes payable, net of debt discount of $111,993 and $187,100	388,007	313,468
TOTAL LIABILITIES	11,147,764	5,907,409

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 2,000,000 shares authorized; Series B preferred stock; 250,000 shares authorized 90,000 and 0 issued and outstanding	90	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 545,792,734 and 314,350,165 shares issued and outstanding	545,793	314,350
Additional paid-in capital	14,960,735	13,374,487
Accumulated deficit	(25,785,025)	(19,252,753)
Total stockholders' deficit	(10,278,407)	(5,563,916)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 869,357	$ 343,493

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues:
Services	$67,046	$182,357	$419,846	$1,171,391

Operating expenses:
Salaries and benefits	-	-	175,296	122,107
Occupancy	2,173	12,666	4,802	41,877
Business development	83,844	66,493	238,215	267,097
Professional fees	510,566	182,292	1,052,010	435,180
Office and other	9,269	10,545	94,443	383,371
Total operating expenses	605,852	271,996	1,564,766	1,249,632

Income (loss) from operations	(538,806)	(89,639)	(1,144,920)	(78,241)

Other expenses:
Interest expense and financing costs	(330,685)	(270,200)	(3,863,074)	(1,481,806)
Change in fair value of derivative liability	2,010,475	2,594,293	(1,524,278)	593,095
Total operating expenses	1,679,790	2,324,093	(5,387,352)	(888,711)

Income (loss) before provision for taxes	1,140,984	2,234,454	(6,532,272)	(966,952)

Provision for income taxes	-	-	-	-

Net income (loss)	$1,140,984	$2,234,454	$(6,532,272)	$(966,952)

Weighted average shares outstanding - basic and diluted	489,885,904	81,890,101	400,779,388	67,038,262

Loss per share – basic	$ 0.00	$ 0.03	$ (0.02)	$ (0.01)
Loss per share - diluted	$ 0.00	$ 0.03	$ (0.02)	$ (0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

	Nine Months Ended September 30,
	2017	2016

OPERATING ACTIVITIES:
Net income (loss)	$(6,532,272)	$(966,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	482,019	463,250
Change in fair value of derivative liability	1,524,278	(593,095)
Non-cash financing costs	3,069,208	547,659
Convertible promissory notes payable issued for penalty interest	42,139	194,137
Common stock issued for services	60,000	-
Fair value of warrants issued for services	153,132	-
Debt modification expense	-	61,845
Change in current assets and liabilities:
Prepaid expenses	-	20,220
Deferred revenue	17,777	(374,410)
Accounts payable and accrued expenses	350,083	195,305
Net cash used in operating activities	(833,636)	(452,041)

INVESTING ACTIVITIES:
Payment of deposit for acquisition	(310,000)	(10,000)
Purchase of other assets	-	(698)
Net cash used in investing activities	(310,000)	(10,698)

FINANCING ACTIVITIES:
Proceeds from convertible promissory notes payable	599,500	400,000
Proceeds from the issuance of common stock	-	130,000
Proceeds from the issuance of series B preferred stock	900,000	-
Repayment of convertible promissory notes payable	(140,000)	(111,000)
Net cash provided by financing activities	1,359,500	419,000

NET INCREASE (DECREASE) IN CASH	215,864	(43,739)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	14,227	48,400

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$ 230,091	$ 4,661

CASH PAID FOR:
Interest	$ -	$ -
Income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Allocated value of warrants and beneficial conversion features related to debt	$3,475,510	$1,117,292
Debt converted to common stock	$ 426,976	$ 93,960
Accrued interest added to debt	$ -	$ 10,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

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

Global Arena Investment Management LLC (“GAIM”), a wholly owned subsidiary, provided investment advisory services to its clients.  GAIM was formally registered with the SEC as an investment advisor. This subsidiary is currently inactive.  The Company plans to close GAIM in 2017.

Global Arena Commodities Corporation (“GACOM”), which is 100% owned by GAHI, ceased all operations in 2014 and the Company plans to close GACOM in 2017.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the financial condition of the Company and its operating results for the respective periods. The condensed consolidated balance sheet at December 31, 2016 has been derived from the Company's audited consolidated financial statements. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission. The results for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company has generated recurring losses and cash flow deficits from its continuing operations since inception and has had to continually borrow to continue operating. In addition, with the sale of Global Arena Capital Corp. in August 2014, which was the Company’s principal operating business, the Company’s continuing operations are insufficient to support its ongoing activities. In addition, certain of the Company’s debt went into default and required extensions and adjustments to previously issued warrants and conversion prices.  Certain debt continues to be in default as of September 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations.  In May, 2015, the Company entered into an agreement and plan of merger with Blockchain Technologies Corporation (“BTC”), which holds provisional patents and intellectual property for creating a new Blockchain technology. In October, 2015, the Company acquired 10% of the outstanding equity in BTC. The management of the Company is also in negotiations with other companies it believes could be beneficial to the Company’s operations. The Company continues to raise funds from the issuance of additional convertible promissory note. Management is hopeful that with its new focus on business acquisitions and their ability to raise additional funds that the Company should be able to continue as a going concern.

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

	September 30,
	2017	2016

Options	3,000,000	3,000,000
Warrants	325,464,864	78,670,263
Convertible notes	409,475,548	461,761,670
Total	737,940,412	543,431,933

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

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of September 30, 2017 and December 31, 2016.

	Fair Value	Fair Value Measurements at
	As of	September 30, 2017
Description	September 30, 2017	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3

Beneficial conversion feature	$4,867,496	$-	$4,867,496	$-
Warrant derivative	1,864,800		1,864,800

Total	$6,732,296	$-	$6,732,296	$-

	Fair Value	Fair Value Measurements at
	As of	December 31, 2016
Description	December 31, 2016	Using Fair Value Hierarchy

		Level 1	Level 2	Level 3

Beneficial conversion feature	$1,752,681	$-	$1,752,681	$-
Warrant derivative	257,500		257,500

Total	$2,010,181	$-	$2,010,181	$-

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

NOTE 4 - PROMISSORY NOTES PAYABLE

In March 2014, the Company issued two promissory notes for a total of $230,000. The interest rate is the short-term applicable federal rate as determined by the Internal Revenue Service for the calendar month plus 10%. These two promissory notes were expired on September 14, 2015 and are in default as of September 30, 2017 and December 31, 2016.

NOTE 5 - CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes payable at September 30, 2017 and December 31, 2016 consist of the following:

	September 30,	December 31,
	2017	2016

Convertible promissory notes with interest at 12% per annum, convertible into common shares at a fixed price ranging from $0.02 to $0.14 per share. Maturity dates range from through November 13, 2018. ($1,010,000 and $995,000 in default at September 30, 2017 and December 31, 2016)	$1,560,000	$1,505,000
Convertible promissory notes with interest at 12% per annum, convertible into common shares at a price ranging from $0.08 to $0.14 or a 50% discount from the lowest trade price in the 20 trading days prior to conversion (as of September 30, 2017 the conversion price would be $0.0023 per share) ($367,741 and $79,315 is in default at September 30, 2017 and December 31, 2016)	644,792	729,749

Convertible promissory notes with interest at 8% per annum, convertible into common shares at a fixed price of $0.02 per share. The maturity date is April 30, 2016. At September 30, 2017 and December 31, 2016, this note is in default.	205,000	230,000
Convertible promissory notes with interest at 12% per annum, convertible into 3% of the common shares of GES. The maturity date range from September 20, 20167 to October 15, 2017. ($112,500 and $137,500 is in default at September 30, 2017 and December 31, 2016)	406,500	406,500
Total convertible promissory notes payable	2,816,292	2,871,249
Unamortized debt discount	(320,906)	(388,728)
Convertible promissory notes payable, net discount	2,495,386	2,482,521
Less notes receivable collateralized by convertible promissory notes payable	(32,000)	(202,500)
	2,463,386	2,280,021
Less current portion	(2,075,379)	(1,966,553)
Long-term portion	$ 388,007	$ 313,468

During the nine months ended September 30, 2017, the Company issued two convertible promissory notes payable totaling $64,000 to one investor for which the Company received $32,000 in cash and notes receivable from the same investor totaling $32,000.  During the year ended December 31, 2016, the Company issued six convertible promissory notes payable totaling $405,000 to one investor for which the Company received $202,500 in cash and notes receivable from the same investor totaling $202,500.  Since the notes receivable were issued to the Company as payment for certain convertible promissory notes payable, the Company has not presented these notes receivable as an asset, but as an offset to the convertible promissory notes payable balance.

A rollfoward of the convertible promissory notes payable from December 31, 2016 to September 30, 2017 is below:

Convertible promissory notes payable, December 31, 2016	$2,280,021
Issued for cash	599,500
Issued for penalty interest	42,139
Issued for original issue discount	7,895
Repayment for cash	(140,000)
Conversion to common stock	(393,991)
Debt discount related to new convertible promissory notes	(414,197)
Amortization of debt discount	482,019
Convertible promissory notes payable, September 30, 2017	$2,463,386

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

	September 30,	December 31,
	2017	2016

Risk-free interest rate	1.31%	0.59%
Expected life of the options (Years)	0.26	0.14
Expected volatility	356%	375%
Expected dividend yield	0%	0%

Fair Value	$6,732,296	$2,010,181

A rollfoward of the derivative liability from December 31, 2016 to September 30, 2017 is below:

Derivative liabilities, December 31, 2016	$2,010,181
Conversion features related to new convertible promissory notes	3,197,837
Change in fair value of derivative liabilities	1,524,278
Derivative liabilities, September 30, 2017	$6,732,296

For the nine months ended September 30, 2017 and 2016, the Company recognized a change in this derivative liability of ($1,524,278) and $593,095, respectively, in other income (expense).

NOTE 7- STOCKHOLDERS’ DEFICIT

Series B Preferred Stock

Pursuant to the Company’s Certificate of Incorporation, the Company has authorized 2,000,000 shares of $0.001 par value Preferred Stock.  The Company has designated 250,000 of the 2,000,000 shares as Series B Preferred Stock. The Series B Preferred stockholders are entitled to a cumulative stock dividend, up to a maximum of 10% additional common stock upon the conversion after one year.  The Series B Preferred Stock may be converted into common shares, at any time, at the option of the holder.  The conversion price shall be the greater of $0.01 or 90% of the lowest closing price during the five most recent trading days prior to conversion.  The number of common shares to be issued shall be the number of Series B Preferred shares times $10 per shares divided by the conversion price.

During the nine months ended September 30, 2017, the Company sold 90,000 shares of Series B Preferred Stock for cash proceeds of $900,000.

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

During the nine months ended September 30, 2017, the Company issued 220,916,253 shares of common stock for convertible promissory notes payable of $393,991 and accrued interest of $32,985.  In addition, the Company issued 10,526,316 shares of common stock for services rendered valued at $30,000.  The value was determined based on the Company’s closing price on the date of grant.

Option Activity

A summary of the option activity is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)

Outstanding, December 31, 2016	3,000,000	0.07	3.63	-
Granted	-
Exercised	-
Forfeited/Canceled	-
Outstanding, September 30, 2017	3,000,000	0.07	2.88	-
Exercisable, September 30, 2017	3,000,000	0.07	2.88	-

Warrant Activity

A summary of warrant activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price ($)	Life (in years)	Value ($)

Outstanding, December 31, 2016	110,149,478	0.080	2.17	2,140
Granted	216,449,999	0.002
Exercised	-
Forfeited/Canceled	(4,634,613)	0.310
Outstanding, September 30, 2017	325,464,864	0.024	2.12	3,205,600
Exercisable, September 30, 2017	325,464,864	0.024	2.12	3,205,600

During the nine months ended September 30, 2017, the Company issued a total of 172,500,000 warrants in connection with a new convertible notes. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

•Expected life of 3.0 years

•Volatility of 366% - 371%;

•Dividend yield of 0%;

•Risk free interest rate of 0.71% – 1.62%

During the nine months ended September 30, 2017, the Company issued a total of 7,000,000 warrants to two consultants for services rendered valued at $153,132. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

•Expected life of 3.0 years

•Volatility of 366%;

•Dividend yield of 0%;

•Risk free interest rate of 1.57%

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On October 10, 2013, GACOM settled a complaint with the National Futures Association for a fine of $50,000 for certain noncompliance with Commodity Futures Trading Commission regulations.  The fine has not been paid and is included in accounts payable and accrued expenses at September 30, 2017 and December 31, 2016.

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

On February 16, 2016, the New York District Court entered an Order and Protective Decree pursuant to the provisions of the Securities Investor Protection Act, placing Global Arena Capital Corporation, our former subsidiary, in liquidation and appointing the Securities Investor Protection Corporation as trustee during the liquidation.  The case was then removed to the New York Bankruptcy Court. GAHI and its subsidiaries are not a party to the liquidation.

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

On July 28, 2017, Mr. Matthews received a letter notifying him of an arbitration award against him in connection to Global Arena Capital Corp., a former subsidiary of the Company.  An appeal to this decision was timely filed on August 25, 2017.

NOTE 9– SUBSEQUENT EVENTS

Subsequent to September 30, 2017, the Company issued 29,559,674 shares of common stock in connection with the conversion of convertible promissory notes payable and accrued interest totaling $89,709.

On October 12, 2017, one of the Company’s prior attorneys commenced an action against GAHI seeking payment of $284,576 in unpaid legal fees. This amount is included in accounts payable. At this time, management is unable to determine what the ultimate outcome of these proceedings will be and whether there will be a material impact on the Company’s operations or the consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as in certain other parts of this Quarterly Report on Form 10-Q (as well as information included in oral statements or other written statements made or to be made by the Company) that look forward in time, are forward-looking statements made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements that are other than statements of historical facts. Although The Company believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct.  Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by those statements. These risks, uncertainties and other factors include, but are not limited to the Company’s ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors set forth in the Company’s filings with the Securities and Exchange Commission, including without limitation to this Report on Form 10-Q.

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

Liquidity and Capital Resources

As of September 30, 2017, the Company has an accumulated deficit of $25,785,025 and a working capital deficit of $10,529,666.  Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

For the nine months ended September 30, 2017, the Company recorded a net loss of $6,532,272.  We recorded an amortization of debt discount of $482,019.  We recorded a change in fair value of derivative liability of $1,524,278 and non-cash financing costs of $3,069,208.  We recorded a convertible promissory notes payable issued for penalty interest of $42,139, a change in common stock issued for services of $60,000, and a change in the fair value of warrants issued for services of $76,566.  We recorded a change in deferred revenue of $17,777 and a change in accounts payable and accrued expenses of $350,083.  As a result, we had net cash used in operating activities of $833,636 for the nine months ended September 30, 2017.

For the nine months ended September 30, 2016, the Company recorded a net loss of $966,952.  We recorded an amortization of debt discount of $463,250 and a change in fair value of derivative liability of $593,095.  We recorded a change in non-cash financing costs $547,659 and a change in convertible promissory notes payable issued for penalty interest of $194,137 and a change in debt modification expenses of $61,845.  We recorded a change in prepaid expenses of $20,220, a change in deferred revenue of $374,410, and a change in accounts payable and accrued expenses of $195,305.  As a result, we had net cash used in operating activities of $452,041 for the nine months ended September 30, 2016.

For the nine months ended September 30, 2017, we paid $310,000 as a payment of deposit for acquisition, resulting in net cash used in investing activities of $310,000 for the period.

For the nine months ended September 30, 2016, we paid $10,000 as a payment of deposit for acquisition and $698 for the purchase of other assets, resulting in net cash used in investing activities of $10,698 for the period.

For the nine months ended September 30, 2017, we received $599,500 as proceeds from convertible promissory notes payable, $900,000 as proceeds from the issuance of series B preferred stock, and spent $140,000 on the repayment of convertible promissory notes payable.  As a result, we had net cash provided by financing activities of $1,359,500 for the nine months ended September 30, 2017.

For the nine months ended September 30, 2016, we received $400,000 as proceeds from convertible promissory notes payable, $130,000 as proceeds from the issuance of common stock, and spent $111,000 on the repayment of convertible promissory notes payable.  As a result, we had net cash provided by financing activities of $419,000 for the nine months ended September 30, 2016.

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

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve our operating results

Results of Operations for the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Revenues for the three months ended September 30, 2017 were $67,046 compared to $182,357 for the three months ended September 30, 20176, a decrease of $115,311.  The decrease is due to a slowdown in our election services business.

Salaries and benefits and stock-based compensation totaled $0 for the three months ended September 30, 2017 and 2016, due to us hiring outside consultants rather than salaried employees.

Professional fees for the three months ended September 30, 2017 amounted to $510,566 compared to $182,292 for the three months ended September 30, 2016, an increase of $328,274.  The increase is due to us hiring outside consultants rather than salaried employees and additional legal and accounting fees.

For the three months ended September 30, 2017, we had occupancy expenses of $2,173, business development expenses of $83,844, and office and other expenses of $9,269, totaling $95,286. Comparatively, for the three months ended September 30, 2016, we had occupancy expenses of $12,666, business development expenses of $66,493, and office and other expenses of $10,545, totaling $89,704.  Increase in these expenses was $5,582 principally due to an increase in business development expenses due to management building the elections business.

Total operating expenses for the three months ended September 30, 2017 were $605,852 compared to $271,996 for the three months ended September 30, 2016, an increase of $333,856 principally due to reasons discussed above.

Results of Operations for the Nine months Ended September 30, 2017 Compared to the Nine months Ended September 30, 2016

Revenues for the nine months ended September 30, 2017 were $419,846 compared to $1,171,391 for the nine months ended September 30, 2016, a decrease of $751,545.  The decrease is due to a slowdown in our election services business beginning in the third quarter of 2017.

Salaries and benefits and stock-based compensation totaled $175,296 for the nine months ended September 30, 2017 compared to $122,107 for the nine months ended September 30, 2016, an increase of $53,189 due to compensation accrued put not paid to our CEO and another employee.

Professional fees for the nine months ended September 30, 2017 amounted to $1,052,010 compared to $435,180 for the nine months ended September 30, 2016, an increase of $616,830.  The increase is due to us hiring outside consultants rather than salaried employees and additional legal and accounting fees.

For the nine months ended September 30, 2017, we had occupancy expenses of $4,802, business development expenses of $238,215, and office and other expenses of $94,443, totaling $337,460. Comparatively, for the nine months ended September 30, 2016, we had occupancy expenses of $41,877, business development expenses of $267,097, and office and other expenses of $383,371, totaling $692,345.  Decrease in these expenses was $354,885 principally due to a decrease in office and other expenses due to management focusing on reducing costs.

Total operating expenses for the nine months ended September 30, 2017 were $1,564,766 compared to $1,249,632 for the nine months ended September 30, 2016, an increase of $315,134 principally due to reasons discussed above.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2017.

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of September 30, 2017 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the nine months ended September 30, 2017.  Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 10, 2013, GACOM settled a complaint with the National Futures Association for a fine of $50,000 for certain noncompliance with Commodity Futures Trading Commission regulations.  The fine has not been paid and is included in accounts payable and accrued expenses at September 30, 2017 and December 31, 2016.

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

On February 16, 2016, the New York District Court entered an Order and Protective Decree pursuant to the provisions of the Securities Investor Protection Act, placing Global Arena Capital Corporation, our former subsidiary, in liquidation and appointing the Securities Investor Protection Corporation as trustee during the liquidation.  The case was then removed to the New York Bankruptcy Court.  GAHI and its subsidiaries are not a party to the liquidation.

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

On July 28, 2017, Mr. Matthews received a letter notifying him of an arbitration award against him in connection to Global Arena Capital Corp., a former subsidiary of the Company.  An appeal to this decision was timely filed on August 25, 2017.

On October 12, 2017, one of the Company’s prior attorneys commenced an action against GAHI seeking payment of $284,576 in unpaid legal fees. This amount is included in accounts payable. At this time, management is unable to determine what the ultimate outcome of these proceedings will be and whether there will be a material impact on the Company’s operations or the consolidated financial statements.

Item 1A.  Risk Factors

Not applicable for smaller reporting company

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2017, the Company sold 90,000 shares of Series B Preferred Stock for cash proceeds of $900,000.

During the nine months ended September 30, 2017, the Company issued 220,916,253 shares of common stock for convertible promissory notes payable of $393,991 and accrued interest of $32,985.  In addition, the Company issued 10,526,316 shares of common stock for services rendered valued at $30,000.  The value was determined based on the Company’s closing price on the date of grant.

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

Dated: November 30, 2017

Global Arena Holding, Inc.

/s/John Matthews

  John Matthews

  Chief Executive Officer

  Chief Financial Officer