Form 10-K/A
period 2015-12-31
Global Arena Holding, Inc.
filed 2017-12-01
CIK 1138724

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of November 30, 2017 was 575,352,408 shares of its $.001 par value common stock.

No documents are incorporated into the text by reference.

EXPLANATORY NOTE

This amendment to the Form 10-K, as filed on May 9, 2016, is being filed solely to expand upon existing disclosures regarding the sale of Global Arena Capital Corp. and to correct the CEO’s address.  No other changes have been made to the document.

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

b)  Holders.  At May 15, 2016, there were approximately 344 shareholders of record of our common stock.

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

On June 18, 2015, the Company entered into a consulting agreement with Complete Advisory Partners, LLC.  As consideration for this agreement, the Company has started the process of issuing 50,000 common shares to Complete Advisory.  These shares will be exempt from registration under Section 4(a)(2) of the Securities Act.  Complete Advisory is a sophisticated investor, has access to the type of information normally provided in a prospectus for a registered securities offering, and has agreed not to resell or distribute the securities to the public.

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

Name and Address	Amount	Percentage
John Matthews (1)	2,842,028 (direct)	5.69%
1500 Broadway, 5th Floor	1,042,157 (indirect)	2.09%
New York, NY 10036

Facundo Bacardi	0	0%
1500 Broadway, 5th Floor
New York, NY 10036

Martin Doane	0	0%
1500 Broadway, 5th Floor
New York, NY 10036

All Officers and Directors as a Group (2 persons)	2,842,028 (direct) 1,042,157(indirect)	5.69% 2.09%

UBEquity Capital Partners, Inc.	3,072,027	6.15%
36 Lombard St., Ste 700
Toronto Ontario, Canada M5C 2X3

(1)  Indirectly beneficially owns 1,042,157 common shares held by JSM Capital Holding Corp.

Based upon 49,913,923 outstanding common shares as of April 15, 2016.

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

Date:  November 30, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/John Matthews	CEO, CFO Controller	November 30, 2017
Director,
/s/Facundo Bacardi	Director	November 30, 2017

/s/Martin Doane	Director	November 30, 2017