Form 10-K/A
period 2016-12-31
Global Arena Holding, Inc.
filed 2017-12-01
CIK 1138724

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

EXPLANATORY NOTE

This amendment to the Form 10-K, as originally filed on May 30, 2017, is being filed solely to expand upon existing disclosures regarding the sale of Global Arena Capital Corp. and to correct the CEO’s address.  No other changes have been made to the document.

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

b)  Holders.  At May 24, 2017, there were approximately 168 shareholders of record of our common stock.

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

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of May 24, 2017, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

Name and Address	Amount	Percentage
John Matthews (1)	2,842,028 (direct)	0.83%
1500 Broadway, 5th Floor	1,042,157 (indirect)	0.30%
New York, NY 10036

Facundo Bacardi	0	0%
1500 Broadway, 5th Floor
New York, NY 10036

Martin Doane	0	0%
1500 Broadway, 5th Floor
New York, NY 10036

All Officers and Directors as a Group (3 persons)	2,842,028 (direct) 1,042,157(indirect)	0.83% 0.30%

(1)  Indirectly beneficially owns 1,042,157 common shares held by JSM Capital Holding Corp.

Based upon 343,042,187 outstanding common shares as of May 24, 2017.

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