Form 10-K
period 2017-12-31
Global Arena Holding, Inc.
filed 2018-05-04
CIK 1138724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

OR

[ ]  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 000-49819

GLOBAL ARENA HOLDING, INC.

(Exact name of Company in its charter)

Delaware	33-0931599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

208 East 51 Street, Suite 112, New York, NY 10022

(Address of principal executive offices, including zip code)

Registrant's Telephone number, including area code:  (646) 801-5524

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

Yes [x] No[  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained hereof, and will not be contained, to will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $0.001 par value common stock held by non-affiliates of the registrant was approximately $20,739,912.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of May 4, 2018 was 977,013,462 shares of its $.001 par value common stock.

No documents are incorporated into the text by reference.

Global Arena Holding, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2017

PART I

PART I

ITEM 1.   BUSINESS

Global Arena Holding Inc. (“GAHI or the registrant”), a Delaware corporation, is organized as a holding company, specializing in elections technology software and hardware. GAHI became a public company on May 18, 2011 when it successfully completed a reverse merger with China Stationary and Office Supply, Inc. (CSOF), an OTC Bulletin Board company.

GAHC has two subsidiary companies:

1. Global Election Services, formed on February 25, 2015, is a full service election company that has developed a proprietary software system utilizing advanced OMR/OCR/Barcode software featuring de-skewing, de-speckling and image correction, and is creating and implementing data storage and retrieval registration system using blockchain technology for elections specifically. GAHC signed a letter of Intent to acquire the assets of Election Services Solutions including all clients, contracts and employment contracts. This asset purchase is currently pending.

2. GAHI Acquisition Corp., formed on May 20, 2015 for the investment in Blockchain Technologies Corp. and other software system development. GAHI invested into Blockchain Technologies Corporation on September 30, 2015 with the intention to use their United States Patent in Elections Administration. The registrant, along with its software developers, is also exploring other blockchain technologies for voter registration and election balloting.

GAHC does not trade crypto currency, nor participate in Initial Coin Offerings.

Reverse Merger Transaction

On January 19, 2011, China Stationery and Office Supply, Inc. (“China Stationery”) entered into an Agreement and Plan of Merger with GAHI. Upon the terms and subject to the conditions of the Merger Agreement, at the effective date of the Merger, the registrant merged with and into China Stationery, with China Stationery continuing as the surviving corporation with the new name of Global Arena Holding, Inc.

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

The consolidated financial statements are issued under the name of Global Arena Holding, Inc. (formerly, China Stationery, the legal acquirer), but are a continuation of the consolidated financial statements of the registrant and its subsidiaries.

On May 20, 2015, the registrant incorporated a new wholly owned entity in the State of Delaware called “GAHI Acquisition Corp.”  This entity was incorporated to be the merger subsidiary for the acquisition of BTC.

On May 20, 2015, the registrant entered into an agreement and plan of merger with BTC.  Under this agreement, BTC will merge with GAHI Acquisition Corp., and GAHI Acquisition Corp. will be the surviving corporation.  As consideration for the merger, the registrant will reserve a number of shares equal to 1/3 the total issued and outstanding of the registrant to be issued to BTC shareholders.  On October 20, 2015, the parties agreed to extend the closing date of the merger to December 15, 2015.  This agreement expired on December 15, 2015.  The registrant is currently negotiating with BTC to revive this agreement.

On October 20, 2015, the registrant paid $125,000 in cash and authorized the issuance to Nikolaos Spanos of 1,377,398 of its common shares and 1,993,911 warrants to purchase its common shares at the exercise price of $.10 per common share with an exercise period of three years.  The common shares and warrants are being issued for the purchase of 1,000,000 common shares of Blockchain Technologies Corporation (“BTC”).  Said common shares represent ten (10) percent of the outstanding equity in BTC.  The securities are issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933.

Acquisition of Election Services Solutions, LLC

On February 25, 2015, Global Election Services, Inc., (GES) a majority owned subsidiary was incorporated under the laws of the State of Delaware. GES provides comprehensive technology-enabled election services primarily for organized labor associations. The key employees were previously employed by Election Service Solutions, LLC (“ESS)

GES has a term sheet in place for the asset purchase of ESS assets for the sum of $400,000. Management is currently negotiating the closing and expects to close in the 2nd Quarter of 2018. The proceeds will be used to buy only the assets of ESS and pay off all existing debts/loans. Their current clients include United States and International labor unions, Residential Organizations, Co-Op and Condominiums, Private Colleges and Universities and Trade Organizations.

The ESS asset acquisition will give GES the ability to expand into the following areas:

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

Awards and Contests – The ESS team ran multiple public shows for the Country Music Awards in 2006, 2007 and 2008. These awards are all online voting so we will have the ability to effectively reengage in that field.

Global Election Services, Inc.

As one of the United States premier provider of comprehensive election services, we focus on efficiency, accuracy, integrity and security. We pride ourselves on being able to provide flawless results regardless of the size or complexity of the project. GES helps organizations manage elections, strengthen corporate governance, increase member participation and reduce costs.

Today’s election officials take on tremendous responsibility in managing all aspects of the voting process from selecting products to ensuring fair elections and every phase in between. In an industry that is constantly evolving, these tasks become more challenging every day. GES provides full-service technology enabled election solutions to clients while offering the experience, support, security and capacity needed to meet ever-changing client needs now and in the future. GES believes it is unique in its ability to integrate multiple methods of voting; customers can hold elections via Paper Ballots (by mail or in person), Internet Voting, or any combination of these methods, which we call a Hybrid election. Every project begins with a formal review of the bylaws to ensure total compliance and we prepare a formal project plan and timeline. An experienced Election Administrator manages every facet of the project, while keeping the client fully informed every step of the way. GES provides telephone and/or email support for any procedural questions or help for management and members. GES projects enhance the image of professionalism of the client organization, providing our clients with peace of mind every step of the way.

The registrant’s senior management team has conducted over 8,500 elections, involving more than 40,000,000 voters. Each organized labor election result requires an election certification submitted to the US Department of Labor, and for over 35 years, not one of our elections has been overturned.

Management believes there are 3 significant opportunities to increase market share:

1)The registrant is growing our existing organized labor/union business by using our new registration and OMR/OCR/Barcode scanning software for Paper/Mail ballots in conjunction with the introduction of online voting which we believe will save our clients significant dollars in the reduction of printing and US Mail.

2)The registrant, working with its joint venture partner Voting Portals LLC, will expand its online voting platforms for Residential Organizations, Co-Ops and Condos, and other Associations.

3)The registrant plans to enter the US Government elections market in the 1st quarter of 2019, providing registration and software solutions for paper ballot elections administered by US municipalities. We intend to use our new registration and OMR/OCR/Barcode scanning technology in Paper/Mail Ballots and incorporate our newly developed registration system and wherever possible, specific registration systems based on Blockchain patents we invested in on September 30, 2015. The registrant, with its current software developers, is exploring the use of US Patent #9,608,829, issued March 28, 2017; System and Method for Creating a Multi-Branched Blockchain with Configurable Protocol Rules which claims priority over; Provisional application No. 62/090,370 entitled “Use of Blockchain Database to Enhance Security of Support Secure Electronic Voting and Election Result Tabulation” filed Aug. 6, 2014.

Paper/Mail Ballots

GES management has been handling paper mail ballot elections for Labor Unions, Associations and other private organizations for over 35 years. This process starts with a nominations meeting, creation and printing of the ballot and all materials and mailing them to the eligible voting members. On the voting/tabulation day, we use the proprietary registration system that we developed to authenticate and register voters either in-person confirmed by digital signature capture, or by scanning a barcode on the Business Reply Mail envelope with the ballot inside. The authentication is based on a database provided by the client and any ineligible or challenged votes are removed. Once this list of valid voters has been compiled, we open the envelopes with identifiers and pull out the secret ballot envelope containing the ballot. Once the ballots are pulled from the secret ballot envelopes, we scan them using our proprietary software and hardware system to tabulate the votes. We uphold the essential requirements that the vote is secret and each member only gets one vote.

Technology

GES is currently working with HCAS Technologies, (HCAS) to design and create information technology and information systems management including software development services, infrastructure, network, support, corporate security, and risk management. HCAS works with other leading organizations to provide collaborative solutions to their Business and IT challenges with innovative ideas that are embraced by their customers. HCAS offers information technology administrative services on a highly configurable, rules-driven risk management system that helps customers reduce administrative costs and increase profitability while increasing consumer satisfaction. The company has developed a suite of software solutions utilizing an advanced set of proprietary technologies and focused on risk management solutions, which generate revenues to existing businesses. More than 25 professionals leverage deep industry knowledge across various verticals including: Banking and Financial Services, Healthcare, and Insurance to deliver robust digital solutions in key areas of client growth. HCAS is a unique technology company that specializes in business process improvement and automation, helping organizations optimize their underlying processes to achieve more efficient results.

Given HCAS’ extensive background in healthcare and specifically in Information Security, Privacy and Regulatory Compliance related services, organizations have chosen HCAS to be their advisors. Years of direct front-line, real-world experience with deep privacy and security skill-sets helps clients assess and implement the required people, process and technology controls cost-effectively. HCAS will be helping GES implement programs that will assure continuous compliance with Department of Labor, US Board of Elections, National Institute Standards and Technology, Payment Card Industry, HIPAA-HITECH Security, Privacy and Data Breach Notification Rules as well as other data protection regulations with which GES must be compliant.

With an extensive technology portfolio, enhanced with its content production resources, and software development expertise, HCAS is positioned to deliver an exciting new approach to voting technologies that increase the transparency, efficiency and integrity of elections while making voting more accessible.

The development resources are being dedicated to:

•Ensuring the highest level of security protocols that comply with all necessary standards

•Developing a Registration System supported by Blockchain Technology for security

•Building an interface that is instinctive and user-friendly

•Customizing for specific sectors’ rules and requirements

•Allowing for scalability while maintaining integrity

•Growing our client list by offering high quality technology solutions

Registration Software

HCAS identified Imaging 101, a technology company based in Ft. Lauderdale, FL that worked with GES to create a very specific registration software that functions in authenticating and registering voting members in a data look-up system. It is important for the registrant to build a system that keeps members information secure and phase two of this system development is to develop registration systems with Blockchain Technology. In the event of an In-Person election, a voter ID can be scanned or any information typed in to pull that voter up. A digital signature can also be captured and saved for the final list of ‘Who Voted”. In the event of a Mail Ballot, a barcode on a Business Reply Envelope is scanned and the status of that member is identified. If the member is not eligible to vote, that ballot is removed from count. Because we must account for every single ballot, the system has multiple reporting options where we may deliver to the client the list of members who mailed in a ballot but were not able to vote, detailing the reason.

Scanning and Tabulation Software

The software is advanced OMR/OCR/Barcode scanning and tabulation software featuring de-skewing, de-speckling and image correction. The computer hardware was designed to run without Internet or Wi-Fi access and is hard wired, ensuring complete security. The system allows for triple auditing capabilities, which are; electronically generated tabulation results, jpeg imaging and storage, and the original physical ballot. This advancement gives GES the ability to tabulate elections faster and more efficiently, and brings the opportunity for GES to compete for larger elections. GES began deploying this system in our elections during the third quarter of 2017.

Online Voting

GES has a current client base of hundreds of unions. GES is committed to providing a comprehensive, secure voting platform, using state of the art technology for election officials charged with running their elections. GES has joint ventured with Voting Portals, LLC to use a proprietary software that not only allows for secure online voting, but also includes add-on features for our clients in a secure portal system such as posting documents like candidate statements, contracts or amendments to be voted on, streaming real-time or archived meetings or videos, sending real-time messages within the portal or tracking email communication to the membership. We also offer the option for a “hybrid” election, which allows members to choose between a Paper Ballot and Online Vote, while ensuring no one votes twice. These tools can be useful between elections as well and is a great way for leadership to communicate with and engage their members. GES is working to build a user experience that limits human error and makes the voting process as easy and seamless as possible while ensuring the highest level of secrecy, security and One Member=One Vote integrity that we have been committed to for over 3 decades.

Organized Labor/Unions

In the fourth quarter of 2016, the Department of Labor released official guidelines for voting online.  Since then, we have worked to develop our systems to offer our customers the most advanced software available today. This DOL announcement has encouraged many unions to look into this option because it is not only an easier process, but there is a significant cost savings for the client and a margin increase for GES.

Organized Labor Unions and their memberships in the United States are represented at the Local level, the Regional level and the International level. The smallest membership totals are at the Local level, groups of locals in a geographical area combine to make up a Regional level, and all members belong to an International Level. Elections occur in all these groups and subsets of them, which means that there could be multiple votes for the same union throughout the year, with GES charging a per-member fee for each one. Most Nominations and Officer Elections for union leaders occur every two to three years. Additionally, GES is regularly involved in other types of elections, including; Strike Votes, Contract Ratifications, Delegate Nominations, Dues Increases, Assessments, By-Law Changes and Unexpired Term Votes, all of which can be done online as well. Each union has by-laws that dictate the process and how often these elections occur. Due to our unique personal relationships with Local Union Leaders, it is a natural progression for GES to expand into administering Regional and International elections, which we have already begun to do. Below is a list of membership numbers for the top unions in the US, many of which GES already has as clients.

Residential Organizations, Co-op/Condos

The GES Team has been conducting elections for Homeowner and Co-Op Organizations for more than thirty years. At GES, we understand the sensitivity of the project, and the need to present a flawless experience to the owners. GES is the independent and impartial third party Organizations can trust to manage an election, and provide an Organization with the tools essential to strong leadership and good governance. GES provides complete management of an election project, from initial design of voting materials through tabulation. We support in-person, paper mail, and Internet voting using ballots or proxies. Signature verification, slates, and weighted, or share, voting are standard. No activity proceeds unless there is a quorum present. Interim results are available immediately and certified results normally follow within 24 hours. The GES Team has conducted elections at properties with fewer than 200 Membership Interests, and with more than 10,000. We have even conducted lotteries for public housing agencies including Section 8 Housing.

Election security is an absolute priority for GES. We have seen emotions run high in many projects. Our focus on the security and confidentiality of election information diffuses most concerns, and creates a broad consensus that the project is being conducted correctly and impartially. Teller Committees regularly observe our processing and tabulation activities.

Now more than ever it is important to know what property owners are thinking. For many clients, we've included a limited set of survey questions on the proxy for the Board election. This technique has proven effective in capturing voter interest and stimulating turnout, in addition to providing valuable feedback on the important issues. GES can develop a regular program of surveys to help the client more effectively gauge members' views on needed improvements, regulatory matters, or other association-related issues. This interaction is made even easier with our working relationship with Voting Portals LLC.

Working Relationship with Voting Portals, LLC

Voting Portals, LLC is a privately-owned software development company based in Miami, Florida specialized in developing and operating proprietary online/e-voting software systems in various regulated election sectors including: Condo/HOA; Labor Unions; Other not-for-profit; Shareholder; and Municipal.  VP’s software systems deliver the most advanced platform today in online e-voting and related services allowing users to vote securely in elections and on other issues from anywhere by using encrypted voting codes, credential authentication, and blockchain technology. VP software complies with Florida Statute, Chapter 718 (the Condominium Act), providing a unique, password-protected, user-friendly portal experience for all association members and a secure voting platform to use for “consenting” members. The multi-functional Internet program allows users to vote in elections and on other association issues in a secure manner by using encrypted voting codes with multiple levels of credential authentication. Each portal can be fully customized including adding logos, links to favorite websites, photos and other images to create a familiar look and feel for each association. The dynamic software also allows users to be able to view video recordings and/or live streaming video of meetings, presentations and other information, all from their mobile devices or computers. There is also the ability to customize menu buttons, upload documents, messages and other content an organization wishes to display, archive information, send emails and notices, keep roster information organized, and track voting and other status matters.

Management sees this relationship as an opportunity to not only grow our Co-Op/Condo client list and expanding in multiple states, but also offering this secure online voting system to our existing customers and adding online customers in other sectors GES services.

The Voting Portals platform is fully functional in the Co-op/Condo space in Florida and may be expanded nationwide in the community association sector of the US Housing Market. This will require the adaptation of numerous individual State laws and regulations.

Government Elections

The registrant plans to enter the US Government elections market in the 1st quarter of 2018, providing registration and software solutions for paper ballot elections administered by US municipalities. We intend to use our new registration and OMR/OCR/Barcode in Paper/Mail Ballots and incorporate our newly developed registration system and wherever possible, specific registration systems based on US Patent #9,608,829, issued March 28, 2017; System and Method for Creating a Multi-Branched Blockchain with Configurable Protocol Rules which claims priority over; Provisional application No. 62/090,370 entitled “Use of Blockchain Database to Enhance Security of Support Secure Electronic Voting and Election Result Tabulation” filed Aug. 6, 2014.  The Company, along with its software developers, is also exploring other blockchain technologies for voter registration and election balloting.

In the US there are 3,007 counties, 64 parishes, 19 organized boroughs, 11 census areas, 41 independent cities, and the District of Columbia, all of whom are going to buy updated Election Machines and Software in the near future.

Each municipal county individually purchases election voting machines under the guidance of each State’s Secretary of State. In January 2017, President Barack Obama issued an Executive Order declaring United States government elections a “Critical Infrastructure”. President Donald J. Trump further extended this “Executive Order”. This means US Government will have a more active role in US elections.

The National Conference of State Legislatures recently announced that 22 states have provisions allowing certain elections to be conducted entirely by mail. As of January 2017, 3 of these states, Oregon, Washington and Colorado hold all elections entirely by mail. California will begin all mail in 2018

GAHI Acquisition Corp.

This registrant formed on May 20, 2015 for the investment in Blockchain Technologies Corporation and other software system development. GAHI purchased 10% of Blockchain Technologies Corp. on September 30, 2015 with the intention to use their United States Patent in Elections Administration. GAHC does not trade crypto currency, nor participate in Initial Coin Offerings.

The technology underlying bitcoin is blockchain – a decentralized ledger that records every verified transaction and has the potential to be a much greater disruptive force than the crypto currency itself. Investors and technologists think the technology could replace huge aspects of the financial and insurance industries, and eventually even corporate management teams. In fact, big names like Google, Microsoft and IBM are already working on developing applications.

On March 28, 2017 the United States Patent Office issued patents to Blockchain Technologies Corporation covering Election Intellectual Property.

>US Patent #9,608,829, Issued March 28, 2017: System and Method for Creating a Multi-Branched Blockchain with Configurable Protocol Rules claims priority from;

•Provisional application No. 62/029,409 entitled “System and Method for Database for Self-Actuating

Contracts and Other Data” filed July 25, 2014,

•Provisional application No. 62/090,370 entitled “Use of Blockchain Database to Enhance Security of

Support Secure Electronic Voting and Election Result Tabulation” filed Aug. 6, 2014,

•Provisional application No. 62/112,130 entitled “System and Method for Blockchain-Type-Based Search

Engine Database Within an Internet Browser Supporting a User Affinity Program filed Feb. 4, 2015

•Provisional application No. 62/170/131 entitled “Retailer-Captive Blockchain-Derivative System for

Hosting Secure and Non-Counterfeit Transactions within a Retailer’s Customer Affinity Program filed June 3, 2015,

•Provisional application No. 62/185,613 entitled “System and Method for Blockchain-Inspired Database

Allowing Remote Access to Medical Records filed June 27, 2015.

Management sees an opportunity in Blockchain Voting Technology, which could positively impact Global in many aspects of its business, including;

•Securely storing Voter Registration Information on the blockchain

•Creating an international capability to administer or joint-venture foreign government elections.

•Creating a secure Internet voting record on the blockchain for online elections.

•Administer Financial Services Elections, such as Proxy’s and shareholder votes.

•Documenting current voting applications.

•Reducing cost and time of deliver enabling scalability.

Growth Strategy for the Registrant

The Companies Management believes the proprietary registration and scanning software developed in 2017 using advanced OMR/OCR/Barcode scanning and tabulation software featuring de-skewing, de-speckling and image correction will give the registrant a competitive advantage in the elections market in 2018 and 2019.The registrant has also focused on developing comprehensive voter registration using Blockchain Technology.

Employees

The registrant currently has two full-time employees.

ITEM 1A.  RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The registrant maintains a holding address at 208 East 51 Street, Suite 112, New York, NY 10022.  During the years ended December 31, 2017 and 2016, the registrant paid $209,517 and $461,563 for all office, storage, and other expenses, respectively.

ITEM 3.  LEGAL PROCEEDINGS.

The registrant may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On October 10, 2013, GACOM settled a complaint with the National Futures Association for a fine of $50,000 for certain noncompliance with Commodity Futures Trading Commission regulations.  The fine has not been paid and is included in accounts payable and accrued expenses at December 31, 2017 and 2016.

On October 27, 2014, FINRA indicated that it might recommend enforcement proceedings against GACC, our chairman John Matthews and Brian Joseph Hagerman, the former president and chief compliance officer of GACC. FINRA’s action is commonly referred to as a “Wells Notice” and is a preliminary determination by FINRA staff to recommend disciplinary action against GACC and these individuals.  FINRA is not proposing disciplinary action against the registrant.  The allegations are against GACC and these individuals and assert that there were violations of Sections 17(a)(2) and 5 of the Securities Act of 1933 (“Securities Act”); NASD Rules 3010 and 3040; and FINRA Rules 2010, 5122(b)(2) and 5122(b)(1)(B).  GACC and Messrs. Matthews and Hagerman are responding to this Wells Notice and believe that they have meritorious arguments.

On December 1, 2015, John S. Matthews, the chief executive officer and director, signed a "Letter of Acceptance, Waiver and Consent ("AWC") with FINRA consenting to the entry of findings by FINRA, without admitting or denying any wrongdoing, that he did not provide any written disclosures to, or receive any written approval from, his member firm prior to selling promissory notes issued by the registrant, some of the investors were not qualified purchasers as defined in Section 2(a)(51)(A) of the Investment Company Act, and the sales were not exempt from the requirements of FINRA Rule 5122, and he willfully failed to disclose an unsatisfied $25,590 federal tax lien within 30 days.   The AWC was accepted by FINRA on December 2, 2015.

As a result of the AWC, Mr. Matthews was subject to a six-month suspension from association with any FINRA member, and a fine of $25,000.  As such, Mr. Matthews was statutorily disqualified with respect to association with a FINRA member.  This suspension expired on June 2, 2016.

On December 23, 2014, one of the registrant’s prior attorneys commenced an action against GACC, GAHI, and PMC Capital seeking payment of $150,019 in unpaid legal fees. This amount is included in accounts payable. This action and all related claims were discontinued and dismissed without prejudice in their entirety on January 12, 2018.

On November 5, 2015, one of the registrant’s prior attorneys commenced an action against GAHI, seeking payment of $27,518 in unpaid legal fees. This amount is included in accounts payable. On June 22, 2017, the registrant made a $5,000 payment adding to the previous payments totaling $22,518 in 2016.  The registrant is currently negotiating a final payment of $6,000 to end the litigation.

On December 1, 2016, an action was commenced by an individual against GES, the registrant, and the chief executive officer of the registrant, which asserts claims for violation of the Fair Labor Standards Act, and overtime violations under New York State Labor Law, and seeks damages in an amount to be determined at trial, plus interest, attorneys’ fees and costs. On August 31, 2017, upon payment of the settlement of $40,000, the action was dismissed in its entirety with prejudice.

On July 28, 2017, Mr. Matthews received a letter notifying him of an arbitration award against him in connection to Global Arena Capital Corp., a former subsidiary of the registrant.  An appeal to this decision was timely filed on August 25, 2017.  This appeal is still pending.

On December 26, 2017, the registrant entered into a settlement agreement with a prior attorney with regards to outstanding legal fees owed.  Pursuant to this settlement agreement, the registrant paid $50,000 on December 29, 2017, and will pay an additional $200,000 during 2018.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

   Item 5(a)

a)  Market Information.  The registrant began trading publicly on the NASD Over the Counter Bulletin Board on July 19, 2006.  We began trading under the symbol GAHC on May 27, 2011, and now trade under the symbol “GAHC.OB”.

The following table sets forth the range of high and low bid quotations for our common stock.  The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
3/31/17	0.019	0.001
6/30/17	0.074	0.005
9/30/17	0.045	0.012
12/31/17	0.069	0.010

3/31/16	0.06	0.01
6/30/16	0.02	0.01
9/30/16	0.02	0.003
12/31/16	0.006	0.0007

b)  Holders.  At May 4, 2018, there were approximately 165 shareholders of record of our common stock.

c)  Dividends.  Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors.  No dividends on our common stock have ever been paid, and we do not anticipate that dividends will be paid on our common stock in the foreseeable future.

d)  Securities authorized for issuance under equity compensation plans.

Stock options plan

In June, 2011, the Board of Directors adopted a Stock Awards Plan (“Plan”).  The purpose of the Plan is to attract, retain and motivate employees, directors and persons affiliated with the registrant and to provide such participants with additional incentive and reward opportunities.  The awards may be in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards, or any combination of the foregoing. The total number of shares of stock reserved for issuance under the Plan is 3,000,000.

On December 8, 2017, the registrant granted stock options to purchase 45,000,000 shares of the registrant common stock.  The options were fully vested when issued with a fair value of approximately $972,000 at the grant date. Weighted average assumptions used to estimate the fair value of stock options on the date of grant are as follows:

December 8, 2017
Expected dividend yield	0%
Expected stock price volatility	478%
Risk free interest rate	2.14%
Expected life (years)	5 year

The stock-based compensation related to stock options, included in stock compensation expense in the consolidated statements of operations, was $972,000 and $0 for the years ended December 31, 2017 and 2016, respectively.

A summary of the option activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2015	3,000,000	0.07	4.63	-
Granted	-
Exercised	-
Forfeited/Canceled	-
Outstanding, December 31, 2016	3,000,000	0.07	3.63	-
Granted	45,000,000	0.02
Exercised	-
Forfeited/Canceled	-
Outstanding, December 31, 2017	48,000,000	0.03	4.80	549,000
Exercisable, December 31, 2017	48,000,000	0.03	4.80	549,000

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the registrant’s common stock. There were no options exercised during the years ended December 31, 2017 and 2016.

As of December 31, 2017 and 2016, there are no unrecognized compensation costs.

e)  Performance graph.  Not applicable.

f)  Sale of unregistered securities.

Common Shares

On April 28, 2016 the stockholders approved an amendment to the registrant’s articles of incorporation to increase the number of authorized common shares from 100,000,000 to 1,000,000,000. In addition, the stockholders also approved an amendment to the registrant’s Stock Awards Plan, originally filed June 27, 2011, which will increase the number of shares authorized to be issued under the Plan from 3,000,000 shares to 7,460 ,000 shares.

During the year ended December 31, 2017, the registrant issued 314,783,542 shares of common stock for convertible promissory notes payable of $726,308 and accrued interest of $168,604.  In addition, the registrant issued 10,526,316 shares of common stock for services rendered valued at $60,000.  The value was determined based on the registrant’s closing price on the date of grant.

During the year ended December 31, 2016, the registrant issued 250,721,956 shares of common stock for convertible promissory notes payable of $176,494 and accrued interest of $1,766.

On April 28, 2016, the registrant received a total of $130,000 from various investors for the subscription of investment units at $0.02 per unit. Each unit contains two common shares, one A warrant and one B warrant. The registrant issued a total of 13,000,000 common shares, 6,500,000 A warrants and 6,500,000 B warrants to these investors.   Each A warrant is exercisable into one common share of the registrant at $0.02 per common share with an exercise period of three years.  Each B warrant is exercisable into one common share of the registrant at $0.03 per common share with an exercise period of three years.

During the year ended December 31, 2016, the registrant extended the due date of certain convertible promissory notes payable.  In consideration of extending the due dates, the registrant lowered the conversion price for certain convertible promissory notes payable and lowered the exercise price of certain warrants.  The registrant took a change to earnings of $61,845 which represents the change in fair value of the conversion features and warrants between the old terms and the new terms.

Warrants

A summary of warrant activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2015	64,586,931	0.15	2.33	666,279
Granted	55,066,665	0.03
Exercised	-
Forfeited/Canceled	(9,504,118)	0.08
Outstanding, December 31, 2016	110,149,478	0.080	2.17	2,140
Granted	241,759,782	0.006
Exercised	-
Forfeited/Canceled	(14,517,245)	0.220
Outstanding, December 31, 2017	337,392,015	0.020	2.08	8,634,053
Exercisable, December 31, 2017	337,392,015	0.020	2.08	8,634,053

During the year ended December 31, 2017, the registrant issued a total of 227,643,115 warrants in connection with a new convertible notes. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

•Expected life of 3.0 years

•Volatility of 371% - 478%;

•Dividend yield of 0%;

•Risk free interest rate of 1.44% – 2.11%

During the year ended December 31, 2016, the registrant issued a total of 41,649,999 warrants in connection with a new convertible note and an extension to an existing convertible note. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

•Expected life of 3.0 years

•Volatility of 375% - 439%;

•Dividend yield of 0%;

•Risk free interest rate of 0.71 - 1.58%

    Item 5(b) Use of Proceeds.  Not applicable.

   Item 5(c) Purchases of Equity Securities by the issuer and affiliated purchasers.  Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as in certain other parts of this Annual report on Form 10-K (as well as information included in oral statements or other written statements made or to be made by the registrant) that look forward in time, are forward-looking statements made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements that are other than statements of historical facts. Although the registrant believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct.  Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by those statements. These risks, uncertainties and other factors include, but are not limited to the registrant’s ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors set forth in the registrant’s filings with the Securities and Exchange Commission, including without limitation to this Annual Report on Form 10-K.

GAHI undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

Critical Accounting Policies

The registrant’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Critical accounting policies for the registrant include revenue recognition, valuation of convertible promissory notes and related warrants, stock and stock option compensation, estimates, and derivative financial instruments.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of GAHI and its wholly-owned and majority owned subsidiaries, GES and GAHI Acquisition Corp.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The registrant’s revenue recognition policies comply with SEC revenue recognition rules and the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-10-S99. The registrant earns revenues through various services it provides to its clients. GES’s income is recognized at the presentation date of the certification of the election results. The payments received in advance are recorded as deferred revenue on the balance sheet. Should an election not proceed, all non-refundable deferred revenue will be recognized as revenue.

Convertible Debt

Convertible debt is accounted for under FASB ASC 470, Debt – Debt with Conversion and Other Options. The registrant records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that has conversion features at fixed or adjustable rates that are in-the-money when issued and records the relative fair value of any warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to the warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to additional paid-in capital.  The registrant calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing stock options, except that the contractual life of the warrant is used.

Under these guidelines, the registrant allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis.  The allocated fair value of the BCF and warrants are recorded as a debt discount and is accreted over the expected term of the convertible debt as interest expense.

The registrant accounts for modifications of its embedded conversion features in accordance with the ASC which requires the modification of a convertible debt instrument that changes the fair value of an embedded conversion feature and the subsequent recognition of interest expense or the associated debt instrument when the modification does not result in a debt extinguishment.

Derivative Financial Instruments

The registrant evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The registrant uses the Black-Scholes-Merton model to value the derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

Share-Based Compensation

The registrant periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. The registrant accounts for share-based payments under the guidance as set forth in the Share-Based Payment Topic of the FASB Accounting Standards Codification, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options, based on estimated fair values. The registrant estimates the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in the registrant's Statements of Operations. The registrant accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance where the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) the date at which the necessary performance to earn the equity instruments is complete. Stock-based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB and the SEC did not have, are not believed by management to have, a material impact, or are currently evaluating the potential impact of updated authoritative guidance on the registrant’s present or future consolidated financial statements.

Trends and Uncertainties

The registrant currently has minimal revenues and operations and is investigating potential businesses and companies for acquisition to create and/or acquire a sustainable business. Our ability to acquire or create a sustainable business may be adversely affected by our current financial conditions, availability of capital and/ or loans, general economic conditions which can be cyclical in nature along with prolonged recessionary periods, and other economic and political situations.

The registrant has generated recurring losses and cash flow deficits from its operations since inception and has had to continually borrow to continue operations. These matters raise substantial doubt about the registrant’s ability to continue as a going concern. The continued operations of the registrant are dependent upon its ability to raise additional capital, obtain additional financing and/or generate positive cash flows from operations.  As further described in “Liquidity and Capital Resources”, management believes that it will be successful in obtaining additional financing, from which the proceeds will be primarily used to execute its new operating plans. The registrant plans to use its available cash and new financing to develop and execute its new business plan and hopefully create and maintain a self-sustaining business.  However, the registrant can give no assurances that it will be successful in achieving its plans or if financing will be available or, if available, on terms acceptable to the registrant, or at all.  Should the registrant not be successful in obtaining the necessary financing to fund its operations, and ultimately achieve adequate profitability and cash flows from operations, the registrant would need to curtail certain or all of its operating activities.

There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from our continuing operations except for the fair value change on derivative financial instruments and settlement on arbitration.

The rapid advances in computing and telecommunications technology over the past several decades have brought with them increasingly sophisticated methods of delivering administrating elections. Along with these advances, though, have come risks regarding the integrity and privacy of data, and these risks apply to election companies, falling into the general classification of cybersecurity. While it is not possible for anyone to give an absolute guarantee that data will not be compromised, when applicable, the registrant shall utilize third-party service providers to secure the registrant’s financial and personal data; the registrant believes that third-party service providers provide reasonable assurance that the financial and personal data that they hold are secure.

Liquidity and Capital Resources

As of December 31, 2017, the registrant has an accumulated deficit of $32,941,453 and a working capital deficiency of $16,452,499.  Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

For the year ended December 31, 2017, the registrant recorded a net loss of $13,688,700.  We recorded an amortization of debt discount of $656,983, a change in fair value of derivative liability of $5,603,003, and non-cash financing costs of $4,238,425.  We recorded convertible promissory notes payable issued for penalty interest of $138,321, common stock issued for services of $60,000, the fair value of warrants issued for services of $153,132, and the fair value of vested stock options of $972,000.  We recorded the following changes in current assets and liabilities: a change in deferred revenue of $7,009, a change in accounts payable of $138,162, and a change of accrued expenses of $396,825.  As a result, we recorded net cash used in operating activities of $1,324,840 for the year ended December 31, 2017.

For the year ended December 31, 2017, we made a payment of $380,000 as a deposit for acquisition, resulting in net cash used in investing activities for the period.

For the year ended December 31, 2017, we received $1,174,500 as proceeds from convertible promissory notes payable and $900,000 as proceeds from the issuance of Series B preferred stock.  We repaid convertible promissory notes payable of $363,000.  As a result, we had net cash provided by financing activities of $1,711,500 for the year ended December 31, 2017.

Management believes that it will be able to continue its operations and further advance its acquisition plans. However, management cannot give assurances that such plans will materialize and be successful in the near term or on terms advantageous to the registrant, or at all. Should the registrant not be successful in its new business plans or obtain additional financing, the registrant would need to curtail certain or all of its operating activities.

The registrant’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. For the years ended December 31, 2017 and 2016, our auditors have included a “going concern” modification in their auditors’ reports.  A “going concern” modification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot presently be determined.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve our operating results

Results of Operations for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Revenues for the year ended December 31, 2017 were $532,666 compared to $1,224,469 for the year ended December 31, 2016, a decrease of $691,803.  The majority of our clients hold elections on a three year cycle.  This decrease in revenues is due primarily to 2017 being the off year in this three year cycle.

Salaries and benefits and stock-based compensation totaled $1,254,918 for the year ended December 31, 2017 compared to $122,739 for the year ended December 31, 2016, an increase of $1,132,179.  This increase was due primarily to the stock compensation granted in 2017.

Professional fees for the year ended December 31, 2017 totaled $1,333,042 compared to $570,622 for the year ended December 31, 2016, an increase of $762,420.  This increase is primarily due to the legal costs which were incurred as part of settling outstanding litigation, seeking acquisition advice, and settling the former potential liabilities of former subsidiaries.  In addition, our professional fees increased due to the registrant developing proprietary election software and hardware.

For the year ended December 31, 2017, we paid occupancy expenses of $8,276, business development expenses of $370,652, and office and other expenses of $209,517, totaling $588,445.  Comparatively, we paid occupancy expenses of $56,297, business development expenses of $320,343, and office and other expenses of $461,563, totaling 838,203.  This decrease of $249,758 is primarily due to the decrease in office expenses during the year ended December 31, 2017.

Total operating expenses for the year ended December 31, 2017 were $2,643,739 compared to $307,095 for the year ended December 31, 2016, an increase of $2,336,644 principally due to reasons discussed above.

Contractual Obligations

Our significant contractual obligations as of December 31, 2017, are as follows:

				More than
	Less than	One to three	Three to five	Five
	One Year	Years	Years	Years	Total
Convertible notes payable	$2,179,215	$-	$-	$-	$2,179,215

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

818-248-6325

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Global Arena Holding Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Arena Holding Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the years in the two year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going concern uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company has suffered recurring losses since inception, experiences a deficiency of cash flow from operations, sold its principal operating business, is currently in default of certain outstanding notes, and has a stockholders’ deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. Our opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Raul Carrega

Raul Carrega, CPA

We have served as the Company’s auditor since 2016.

Glendale, California

April 30, 2018

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2017 AND 2016

	December 31,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$20,887	$14,227
Total current assets	20,887	14,227

Deposit for proposed acquisition	421,650	41,650
Investment	284,270	284,270
Other assets	3,346	3,346
TOTAL ASSETS	$730,153	$343,493

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$722,636	$1,377,207
Accrued expenses	1,020,954
Convertible promissory notes payable, in default	626,000	1,366,815
Convertible promissory notes payable, net of debt discount of $760,942 and $201,628	1,553,215	599,738
Promissory notes payable, in default	230,000	230,000
Deferred revenue	17,009	10,000
Derivative liability	12,303,572	2,010,181
Total current liabilities	16,473,386	5,593,941

Convertible promissory notes payable, net of debt discount of $187,100	-	313,468
TOTAL LIABILITIES	16,473,386	5,907,409

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 2,000,000 shares authorized; Series B preferred stock; 250,000 shares authorized 90,000 and 0 issued and outstanding	90	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 639,660,023 and 314,350,165 shares issued and outstanding	639,660	314,350
Additional paid-in capital	16,558,470	13,374,487
Accumulated deficit	(32,941,453)	(19,252,753)
Total stockholders' deficit	(15,743,233)	(5,563,916)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$730,153	$343,493

See notes to consolidated financial statements

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Years Ended December 31,
	2017	2016

Revenues:
Services	$532,666	$1,224,469

Operating expenses:
Salaries and benefits	1,254,918	122,739
Occupancy	8,276	56,297
Business development	370,652	320,343
Professional fees	1,333,042	570,622
Office and other	209,517	461,563
Total operating expenses	3,176,405	1,531,564

Income (loss) from operations	(2,643,739)	(307,095)

Other expenses:
Interest expense and financing costs	(5,441,958)	(1,806,944)
Change in fair value of derivative liability	(5,603,003)	86,458
Total operating expenses	(11,044,961)	(1,720,486)

Income (loss) before provision for taxes	(13,688,700)	(2,027,581)

Provision for income taxes	-	-

Net income (loss)	$(13,688,700)	$(2,027,581)

Weighted average shares outstanding - basic and diluted	446,122,941	103,224,706

Loss per share - basic and diluted	$(0.03)	$(0.02)

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIENCY) FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2015	-	$-	50,628,209	$50,628	$13,045,187	$(17,225,172)	$(4,129,357)

Issuance of common stock for convertible promissory notes and accrued interest	-	-	250,721,956	250,722	(69,590)	-	181,132
Issuance of common stock for cash	-	-	13,000,000	13,000	117,000	-	130,000
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt	-	-	-	-	220,045	-	220,045
Modification of warrants and convertible features of convertible debt	-	-	-	-	61,845	-	61,845
Net loss	-	-	-	-	-	(2,027,581)	(2,027,581)

Balance, December 31, 2016	-	-	314,350,165	314,350	13,374,487	(19,252,753)	(5,563,916)

Issuance of common stock for convertible promissory notes and accrued interest	-	-	314,783,542	314,783	580,129	-	894,912
Issuance of common stock for services	-	-	10,526,316	10,527	49,473	-	60,000
Issuance of series B preferred stock for cash	90,000	90	-	-	899,910	-	900,000
Fair value of warrants issued for services	-	-	-	-	153,132	-	153,132
Fair value of stock options issued for services	-	-	-	-	972,000	-	972,000
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt	-	-	-	-	529,339	-	529,339
Net loss	-	-	-	-	-	(13,688,700)	(13,688,700)

Balance, December 31, 2017	90,000	$90	639,660,023	$639,660	$16,558,470	$(32,941,453)	$(15,743,233)

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Years Ended December 31,
	2017	2016
OPERATING ACTIVITIES:
Net income (loss)	$(13,688,700)	$(2,027,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	656,983	660,146
Change in fair value of derivative liability	5,603,003	(86,458)
Non-cash financing costs	4,238,425	614,028
Convertible promissory notes payable issued for penalty interest	138,321	211,225
Common stock issued for services	60,000	-
Fair value of warrants issued for services	153,132	-
Fair value of vested stock options	972,000	-
Debt modification expense	-	61,845
Change in current assets and liabilities:
Prepaid expenses	-	30,700
Other assets	-	10,221
Deferred revenue	7,009	(377,410)
Accounts payable	138,162	71,672
Accrued expenses	396,825	193,589
Net cash used in operating activities	(1,324,840)	(638,023)

INVESTING ACTIVITIES:
Payment of deposit for acquisition	(380,000)	(21,650)
Net cash used in investing activities	(380,000)	(21,650)

FINANCING ACTIVITIES:
Proceeds from convertible promissory notes payable	1,174,500	674,000
Proceeds from the issuance of common stock	-	130,000
Proceeds from the issuance of series B preferred stock	900,000	-
Repayment of convertible promissory notes payable	(363,000)	(178,500)
Net cash provided by financing activities	1,711,500	625,500

NET INCREASE (DECREASE) IN CASH	6,660	(34,173)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	14,227	48,400

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$20,887	$14,227

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Allocated value of warrants and beneficial conversion features related to debt	$5,219,727	$1,296,276
Debt converted to common stock	$894,912	$178,260
Accrued interest added to debt	$-	$10,900

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

Global Arena Commodities Corporation (“GACOM”), which is 100% owned by GAHI, ceased all operations in 2014 and the Company closed GACOM in 2016.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company has generated recurring losses and cash flow deficits from its continuing operations since inception and has had to continually borrow to continue operating. Certain debt continues to be in default as of December 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations.  In May, 2015, the Company entered into an agreement and plan of merger with Blockchain Technologies Corporation (“BTC”), which holds provisional patents and intellectual property for creating a new 3D Blockchain technology. In October, 2015, the Company acquired 10% of the outstanding equity in BTC. The management of the Company is also in negotiations with other companies it believes could be beneficial to the Company’s operations. The Company continues to raise funds from the issuance of additional convertible promissory note. Management is hopeful that with its new focus on business acquisitions and their ability to raise additional funds that the Company should be able to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of GAHI and its wholly-owned and majority owned subsidiaries, GES and GAHI Acquisition Corp.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

	December 31,
	2017	2016
Options	48,000,000	3,000,000
Warrants	337,392,015	110,149,478
Convertible notes	331,182,784	2,179,437,105
Total	716,574,799	2,292,586,583

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

Advertising Costs

Advertising costs are expensed as incurred and are not significant.

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

Fair Value Measurements

The Company applies the provisions of ASC 820-10, Fair Value Measurements and Disclosures. ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels of valuation hierarchy are defined as follows:

•Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of December 31, 2017 and 2016.

	Fair Value	Fair Value Measurements at
	As of	December 31, 2017
Description	December 31, 2017	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$12,303,572	$-	$12,303,572	$-

Total	$12,303,572	$-	$12,303,572	$-

	Fair Value	Fair Value Measurements at
	As of	December 31, 2016
Description	December 31, 2016	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$1,752,681	$-	$1,752,681	$-
Warrant derivative	257,500		257,500

Total	$2,010,181	$-	$2,010,181	$-

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its statements of cash flows.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ASU 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  ASU 2014-15 requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern.  ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter.  Early adoption is permitted.  The Company is currently evaluating the impact of the adoption of ASU 2014-15 on the Company's financial statements and disclosures.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.   Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein.  Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  The Company has evaluated the impact of ASU 2014-09 on the Company's financial statements and disclosures does not believe the impact will be material.  The Company will adopt this ASU beginning on January 1, 2018 and will use the prospective method of adoption.

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

NOTE 4 - PROMISSORY NOTES PAYABLE

In March 2014, the Company issued two promissory notes for a total of $230,000. The interest rate is the short-term applicable federal rate as determined by the Internal Revenue Service for the calendar month plus 10%. These two promissory notes were expired on September 14, 2015 and are in default as of December 31, 2017 and 2016.

NOTE 5 - CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes payable at December 31, 2017 and 2016 consist of the following:

	2017	2016
Convertible promissory notes with interest at 12% per annum, convertible into common shares at a fixed price ranging from $0.01 to $0.14 per share. Maturity dates through June 30, 2018. ($375,000 and $995,000 in default at December 31, 2017 and 2016)	$1,552,500	$1,505,000
Convertible promissory notes with interest at 12% per annum, convertible into common shares at a price ranging from $0.08 to $0.14 or a 50% discount from the lowest trade price in the 20 trading days prior to conversion (as of December 31, 2017 the conversion price would be $0.0171 per share) ($51,000 and $79,315 is in default at December 31, 2017 and 2016)	808,157	729,749
Convertible promissory notes with interest at 8% per annum, convertible into common shares at a fixed price of $0.02 per share. The maturity date is May 1, 2018, as amended. At December 31, 2017 and 2016, this note is in default.	205,000	230,000
Convertible promissory notes with interest at 12% per annum, convertible into 3% of the common shares of GES. The maturity date range from September 20, 2016 to June 30, 2018. ($200,00 and $137,500 is in default at December 31, 2017 and 2016)	406,500	406,500
Total convertible promissory notes payable	2,972,157	2,871,249
Unamortized debt discount	(760,942)	(388,728)

Convertible promissory notes payable, net discount	2,211,215	2,482,521
Less notes receivable collateralized by convertible promissory notes payable	(32,000)	(202,500)
	2,179,215	2,280,021
Less current portion	(2,179,215)	(1,966,553)
Long-term portion	$-	$313,468

During the year ended December 31, 2017, the Company issued two convertible promissory notes payable totaling $64,000 to one investor for which the Company received $32,000 in cash and notes receivable from the same investor totaling $32,000.  During the year ended December 31, 2016, the Company issued six convertible promissory notes payable totaling $405,000 to one investor for which the Company received $202,500 in cash and notes receivable from the same investor totaling $202,500.  Since the notes receivable were issued to the Company as payment for certain convertible promissory notes payable, the Company has not presented these notes receivable as an asset, but as an offset to the convertible promissory notes payable balance.

A rollfoward of the convertible promissory notes payable from December 31, 2015 to December 31, 2017 is below:

Convertible promissory notes payable, December 31, 2015	$1,763,864
Issued for cash	674,000
Issued for penalty interest	211,225
Issued for capitalized interest	10,900
Repayment for cash	(178,500)
Conversion to common stock	(176,494)
Debt discount related to new convertible promissory notes	(685,120)
Amortization of debt discounts	660,146
Convertible promissory notes payable, December 31, 2016	2,280,021
Issued for cash	1,174,500
Issued for penalty interest	138,321
Issued for original issue discount	47,895
Repayment for cash	(363,000)
Conversion to common stock	(726,308)
Debt discount related to new convertible promissory notes	(1,029,197)
Amortization of debt discounts	656,983
Convertible promissory notes payable, December 31, 2017	$2,179,215

NOTE 6 - DERIVATIVE FINANCIAL INSTRUMENTS

On December 31, 2012, in connection with an extension of the maturity date of certain convertible notes which were due on May 31, 2012, the Company issued the holder a warrant to purchase shares of common stock of the Company not exceeding 9.99% of the issued and outstanding shares and potential issuable shares related to outstanding options, warrants and convertible debt of the Company. The Company determined that the anti-dilution provision feature of the warrants to be an embedded derivative instrument.  This derivative is adjusted to fair value at each balance sheet with the changes in fair value recognized in operations.   This warrant expired in 2017.  In addition, certain of the Company’s convertible promissory notes payable are convertible into shares of the Company’s common stock at a percentage of the market price on the date of conversion.  The Company has determined that the variable conversion rate is an embedded derivative instrument. The Company uses the Black-Scholes valuation method to value the derivative instruments at inception and on subsequent valuation dates. Weighted average assumptions used to estimate fair values are as follows:

	December 31,	December 31,
	2017	2016
Risk-free interest rate	1.76%	0.59%
Expected life of the options (Years)	0.12	0.14
Expected volatility	479%	375%
Expected dividend yield	0%	0%

Fair Value	$12,303,572	$2,010,181

For the years ended December 31, 2017 and 2016, the Company recognized a change in this derivative liability of $(5,603,003) and $86,458, respectively, in other income (expense).

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

During the year ended December 31, 2017, the Company sold 90,000 shares of Series B Preferred Stock for cash proceeds of $900,000.

Common Stock

On April 28, 2016 the stockholders approved an amendment to the Company’s articles of incorporation to increase the number of authorized common shares from 100,000,000 to 1,000,000,000. In addition, the stockholders also approved an amendment to the Company’s Stock Awards Plan, originally filed June 27, 2011, which increased the number of shares authorized to be issued under the Plan from 3,000,000 shares to 7,460 ,000 shares.

During the year ended December 31, 2017, the Company issued 314,783,542 shares of common stock for convertible promissory notes payable of $726,308 and accrued interest of $168,604.  In addition, the Company issued 10,526,316 shares of common stock for services rendered valued at $60,000.  The value was determined based on the Company’s closing price on the date of grant.

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

During the year ended December 31, 2016, the Company extended the due date of certain convertible promissory notes payable.  In consideration of extending the due dates, the Company lowered the conversion price for certain convertible promissory notes payable and lowered the exercise price of certain warrants.  The Company took a change to earnings of $61,845 which represents the change in fair value of the conversion features and warrants between the old terms and the new terms.

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

On December 8, 2017, the Company granted stock options to purchase 45,000,000 shares of the Company common stock.  The options was fully vested when issued with a fair value of approximately $972,000 at the grant date. Weighted average assumptions used to estimate the fair value of stock options on the date of grant are as follows:

December 8, 2017
Expected dividend yield	0%
Expected stock price volatility	478%
Risk free interest rate	2.14%
Expected life (years)	5 year

The stock-based compensation related to stock options, included in stock compensation expense in the consolidated statements of operations, was $972,000 and $0 for the years ended December 31, 2017 and 2016, respectively.

A summary of the option activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2015	3,000,000	0.07	4.63	-
Granted	-
Exercised	-
Forfeited/Canceled	-
Outstanding, December 31, 2016	3,000,000	0.07	3.63	-
Granted	45,000,000	0.02
Exercised	-
Forfeited/Canceled	-
Outstanding, December 31, 2017	48,000,000	0.03	4.80	549,000
Exercisable, December 31, 2017	48,000,000	0.03	4.80	549,000

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock. There were no options exercised during the years ended December 31, 2017 and 2016.

As of December 31, 2017 and 2016, there are no unrecognized compensation costs.

Warrant Activity

A summary of warrant activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2015	64,586,931	0.15	2.33	666,279
Granted	55,066,665	0.03
Exercised	-
Forfeited/Canceled	(9,504,118)	0.08
Outstanding, December 31, 2016	110,149,478	0.080	2.17	2,140
Granted	241,759,782	0.006
Exercised	-
Forfeited/Canceled	(14,517,245)	0.220
Outstanding, December 31, 2017	337,392,015	0.020	2.08	8,634,053
Exercisable, December 31, 2017	337,392,015	0.020	2.08	8,634,053

During the year ended December 31, 2017, the Company issued a total of 227,643,115 warrants in connection with a new convertible notes. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

•Expected life of 3.0 years

•Volatility of 371% - 478%;

•Dividend yield of 0%;

•Risk free interest rate of 1.44% – 2.11%

During the year ended December 31, 2016, the Company issued a total of 41,649,999 warrants in connection with a new convertible note and an extension to an existing convertible note. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

•Expected life of 3.0 years

•Volatility of 375% - 439%;

•Dividend yield of 0%;

•Risk free interest rate of 0.71 - 1.58%

NOTE 8 – INCOME TAXES

As of December 31, 2017 and 2016, the Company had approximately $17,000,000 of federal net operating loss carryforwards available to offset future taxable income.  These net operating losses which, if not utilized, begin expiring in 2029. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s net operating loss carryforwards may be subject to an annual limitation in the event of a change of control.

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

FASB ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized.  A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the length of carryback and carryforward periods, and expectations of future profits, etc.  The Company believes that significant uncertainty exists with respect to the future realization of the deferred tax assets and has therefore established a full valuation allowance as of December 31, 2017 and 2016.  The change in the deferred tax valuation allowance increased (decreased) by approximately $(2,119,000) and $484,000 during the years ended December 31, 2017 and 2016, respectively.  The decrease in 2017 was a result of a reduction of federal income tax rate from 34% to 21% offset additional operating losses and in 2017.  The increase in 2016 was a result of additional net operating losses.

The components of deferred tax assets (liabilities) at December 31, 2017 and 2016 are as follows:

Deferred income tax asset
Net operating loss carryforwards	$4,608,000	$6,727,000
Less: valuation allowance	(4,608,000)	(6,727,000)
Net deferred tax asset	$-	$-

The Company evaluated the provisions of FASB ASC 740 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.”  A liability is recognized (or amount of net operating loss carryforward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FASB ASC 740. Interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “interest expense, net” in the statement of operations.  Penalties would be recognized as a component of “general and administrative expenses.”  No interest or penalties were recorded during the years ended December 31, 2017 and 2016.  As of December 31, 2017 and 2016, no liability for unrecognized tax benefits was required to be reported.

The Company files income tax returns in the United States and in New York State and City.  The Company is no longer subject to Federal, state and local income tax examinations by the tax authorities for tax years prior to 2013.

The reconciliation between the statutory federal income tax rate (34%) and the Company’s effective rate for the years ended December 31, 2017 and 2016 is as follows:

	2017	2016

Federal statutory rates	(34.0%)	(34.0%)
State income taxes, net of federal benefit	(6.0%)	(6.0%)
Non-deductible expenses	34.4%	16.1%
Valuation allowance against net deferred tax assets	5.6%	23.7%
Effective rate	0.0%	0.0%

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On October 10, 2013, GACOM settled a complaint with the National Futures Association for a fine of $50,000 for certain noncompliance with Commodity Futures Trading Commission regulations.  The fine has not been paid and is included in accounts payable and accrued expenses at December 31, 2017 and 2016.

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

As a result of the AWC, Mr. Matthews was subject to a six-month suspension from association with any FINRA member, and a fine of $25,000.  As such, Mr. Matthews was statutorily disqualified with respect to association with a FINRA member.  This suspension expired on June 2, 2016.

On December 23, 2014, one of the Company’s prior attorneys commenced an action against GACC, GAHI, and PMC Capital seeking payment of $150,019 in unpaid legal fees. This amount is included in accounts payable. This action and all related claims were discontinued and dismissed without prejudice in their entirety on January 12, 2018.

On November 5, 2015, one of the Company’s prior attorneys commenced an action against GAHI, seeking payment of $27,518 in unpaid legal fees. This amount is included in accounts payable. On June 22, 2017, the Company made a $5,000 payment adding to the previous payments totaling $22,518 in 2016.  The Company is currently negotiating a final payment of $6,000 to end the litigation.

On December 1, 2016, an action was commenced by an individual against GES, the Company, and the chief executive officer of the Company, which asserts claims for violation of the Fair Labor Standards Act, and overtime violations under New York State Labor Law, and seeks damages in an amount to be determined at trial, plus interest, attorneys’ fees and costs. On August 31, 2017, upon payment of the settlement of $40,000, the action was dismissed in its entirety with prejudice.

On July 28, 2017, Mr. Matthews received a letter notifying him of an arbitration award against him in connection to Global Arena Capital Corp., a former subsidiary of the Company.  An appeal to this decision was timely filed on August 25, 2017.  This appeal is still pending.

On December 26, 2017, the Company entered into a settlement agreement with a prior attorney with regards to outstanding legal fees owed.  Pursuant to this settlement agreement, the Company paid $50,000 on December 29, 2017, and will pay an additional $200,000 during 2018.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to December 31, 2017, the Company received $342,000 from the issuance of convertible notes.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Controls and Procedures.

During the year ended December 31, 2017, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2017. Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures were not effective as of December 31, 2017 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

•The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.

•Our internal financial staff lack expertise in identifying and addressing complex accounting issued under U.S. Generally Accepted Accounting Principles.

Upon receiving adequate financing, the registrant plans to increase its controls in these areas by hiring more employees in financial reporting, and establishing an audit committee.

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

The board of directors has primary responsibility for adopting and reviewing implementation of the business plan of the registrant, supervising the development business plan, review of the officers' performance of specific business functions.  The board is responsible for monitoring management, and from time to time, to revise the strategic and operational plans of the registrant.  A director shall be elected by the shareholders to serve until the next annual meeting of shareholders, or until his or her death, or resignation and his or her successor is elected.

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

Facundo Bacardi, age 72, is a current shareholder and member of the family that owns and controls Bacardi Ltd., a worldwide liquor manufacturer and distributor.  From 1979 to 1991, he was in charge of Bacardi’s manufacturing and distribution division for Nassau, Brazil, Trinidad and Central America.  Currently, Mr. Bacardi serves as a director of Suramericana de Inversiones, S.A., an investment company located in Panama, and has served in that capacity since 1990.  Mr. Bacardi is a founding shareholder of JSM Capital Holding Corp. and a significant shareholder of Global Arena.

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

Indemnification

The registrant shall indemnify to the fullest extent permitted by, and in the manner permissible under the laws of the State of Delaware, any person made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he is or was a director or officer of the registrant, or served any other enterprise as director, officer or employee at the request of the registrant.

The board of directors, in its discretion, shall have the power on behalf of the registrant to indemnify any person, other than a director or officer, made a party to any action, suit or proceeding by reason of the fact that he/she is or was an employee of the registrant.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to our executive officers.

Summary Compensation Table

Name and Principal Position	Cash Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John Matthews	2017	248,919 (1)	-	-	-	248,919
CEO	2016	188,017	-	-	-	188,017
Anthony Crisci, Jr.	2017	-	-	-	-	-
CFO (2)	2016	-	-	-	-	-

(1)Mr. Matthews received $138,919 as his salary and $110,000 as back owed salary.  In addition, he received $134,773 from GES.

(2)Mr. Crisci resigned as Chief Financial Officer as of April 10, 2016.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the stock options outstanding to Global Arena's executive officers.

Option Awards

Outstanding Equity Awards at December 31, 2017

There are currently no equity awards outstanding.  All prior awards expired on July 17, 2015.

Director Compensation

The following table set forth certain information as to the compensation paid to our Directors.

Summary Compensation Table

Name and Principal Position	Cash Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John S. Matthews	2017	248,919 (1)	-	-	-	248,919
Chairman	2016	188,017	-	-	-	188,017
Facundo Bacardi	2017	-	-	-		-
Director	2016	-	-	-	-	-
Martin Doane	2017	-	-	-		-
Director	2016	-	-	-	-	-

1)Mr. Matthews received $138,919 as his salary and $110,000 as back owed salary.  In addition, he received $134,773 from GES.

Outstanding Equity Awards at Fiscal Year End

There are currently no equity awards outstanding.  All prior awards expired on July 17, 2015.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of May 4, 2018, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

Name and Address	Amount	Percentage
John Matthews	2,842,028	0.29%
208 East 51 Street, Suite 112
New York, NY 10022

Facundo Bacardi (1)	0	0%
208 East 51 Street, Suite 112
New York, NY 10022

Martin Doane (1)	0	0%
208 East 51 Street, Suite 112
New York, NY 10022

All Officers and Directors as a Group (3 persons)	2,842,028	0.29%

1)On April 20, 2017, the registrant authorized the issuance of 5,263,158 shares to both Mr. Bacardi and Mr. Doane.  As of May 4, 2018, these shares are unissued.

Based upon 977,013,462 outstanding common shares as of May 4, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the years ended December 31, 2017 and 2016 for professional services rendered by Raul Carrega for the audit of the registrant’s annual financial statements and review of the financial statements included in the registrant’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the periods ended December 31, 2017 and 2016 were $40,000 and $40,000, respectively.

The aggregate fees billed for the years ended December 31, 2017 and 2016 for professional services rendered by Wei, Wei & Co. LLP for the audit of the registrant’s annual financial statements and review of the financial statements included in the registrant’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the periods ended December 31, 2017 and 2016 were $15,000 and $20,000, respectively.

The aggregate fees billed for the year ended December 31, 2016 for professional services rendered by Anton & Chia, LLP for the audit of the registrant’s annual financial statements and review of the financial statements included in the registrant’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the period ended December 31, 2016 were $7,875.

Audit related fees

The aggregate fees billed for the years ended December 31, 2017 and 2016 for assurance and related services by Raul Carrega that are reasonably related to the performance of the audit or review of the registrant’s financial statements for those fiscal years were included in the above listed were $0 and $0, respectively.

The aggregate fees billed for the years ended December 31, 2017 and 2016 for assurance and related services by Wei, Wei & Co., LLP that are reasonably related to the performance of the audit or review of the registrant’s financial statements for those fiscal years were included in the above listed were $0 and $0, respectively.

The aggregate fees billed for the year ended December 31, 2016 for assurance and related services by Anton & Chia LLP that are reasonably related to the performance of the audit or review of the registrant’s financial statements for that fiscal year were included in the above listed were $0.

Tax Fees

We incurred aggregate tax fees and expenses from Raul Carrega during the years ended December 31, 2017 and 2016 for professional services rendered for tax compliance, tax advice, and tax planning of $0 and $0, respectively.

We incurred aggregate tax fees and expenses from Wei, Wei and Co., LLP during the years ended December 31, 2017 and 2016 for professional services rendered for tax compliance, tax advice, and tax planning of $0 and $0, respectively.

We incurred aggregate tax fees and expenses from Anton & Chia, LLP during the year ended December 31, 2016 for professional services rendered for tax compliance, tax advice, and tax planning of $0.

All Other Fees

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.  All of the services described above for fiscal year 2017 were approved by the board of directors pursuant to its policies and procedures.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2017 and 2016

Statements of Operations for the years ended December 31, 2017 and 2016

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2017 and 2016

Statements of Cash Flows for the years ended December 31, 2017 and 2016

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

NO.	DESCRIPTION	FILED WITH	DATE FILED
1.1	Form of Underwriting Agreement	Form SB-2	February 11, 2002
1.2	Form of Agreement Among Underwriters	Form SB-2	February 11, 2002
1.3	Form of Selected Dealer Agreement	Form SB-2	February 11, 2002
1.4	Form of Consulting Agreement with Schneider Securities, Inc.	Form SB-2	February 11, 2002
2.1	Form of Agreement and Plan of Merger between Dickie Walker Marine, Inc., a California corporation and Dickie Walker Marine, Inc., a Delaware Corporation	Form SB-2	February 11, 2002
2.2	Acquisition Agreement	Form 8-K	February 8, 2005
2.3	Amendment No. 2 to Acquisition Agreement	Form 8-K	July 20, 2005
2.4	Share Change Agreement	Form 8-K	April 13, 2006
2.5	Broker Dealer Stock Purchase Agreement	Form 8-K	August 8, 2014
3.1a	Articles of Incorporation for Montiel Marketing Group, Inc. as filed with the California Secretary of State on February 16, 2001	Form SB-2	February 11, 2002
3.1b	Certificate of Amendment to the Articles of Incorporation as filed with the California Secretary of State on February 16, 2002	Form SB-2/A	February 11, 2002
3.1c	Certificate of Incorporation for Dickie Walker Marine, Inc. as filed with the Delaware Secretary of State on February 4, 2002	Form SB-2	February 11, 2002
3.2a	Bylaws of the California corporation as adopted by its Board of Directors on October 10, 2000	Form SB-2	February 11, 2002
3.2b	Amended and Restated Bylaws of the Delaware corporation as adopted by its Board of Directors May 1, 2002	Form SB-2/A	May 13, 2002
3.3	Certificate of Amendment of Certificate of Incorporation of Dickie Walker Marine, Inc.	Form 8-K	July 20, 2006
4.1	Specimen stock certificate representing shares of common stock of the Company	Form SB-2/A	April 18, 2002
4.2	Form of Representative's Warrant	Form SB-2	February 11, 2002
4.3	Placement Agent's Warrant	Form SB-2	February 11, 2002
4.4	Form of Investor Note from 2001 Private Placement	Form SB-2	February 11, 2002
4.5	Selling Agent Agreement	Form 10KSB	December 29, 2004
4.6	Investor Promissory Note	Form 10KSB	December 29, 2004
4.7	Investor Warrant	Form 10KSB	December 29, 2004
4.8	Placement Agent's Warrants	Form 10KSB	December 29, 2004

4.9	Certificate of Designation for Preferred Stock	Form 8-K	April 13, 2006
4.10	Stock Option and Proxy	Form SC 13D	December 7, 2010
4.11	2011 Stock Awards Plan	Form S-8	July 6, 2011
10.1	$50,000 Promissory Note in favor of Gerald W. Montiel dated January 15, 2002	Form SB-2	February 11, 2002
10.2	$45,000 Promissory Note in favor of Gerald W. Montiel dated January 31, 2002	Form SB-2	February 11, 2002
10.3	Form of Reimbursement Agreement between Gerald W. Montiel and the Company dated February 1, 2002	Form SB-2	February 11, 2002
10.4	License Agreement between Gerald W. Montiel and the Company dated February 1, 2001	Form SB-2	February 11, 2002
10.5	Strategic Alliance Agreement with West Marine Products, Inc. dated October 19, 2001 (Confidential Treatment Requested)	Form SB-2/A	May 13, 2002
10.6	Facility Lease Agreement with WHMF dated February 1, 2002 for the facility located at 1414 South Tremont Street, Oceanside, California	Form SB-2	February 11, 2002
10.7	2002 Equity Incentive Plan	Form SB-2	February 11, 2002
10.8	Form of Lock-Up Agreement among the officers, directors and stockholders and the representative	Form SB-2	February 11, 2002
10.9	Form of Employment Agreement with Gerald W. Montiel dated February 1, 2002	Form SB-2	February 11, 2002
10.10	Equipment Lease Agreement with Emtex Leasing Corporation dated April 4, 2001	Form SB-2	February 11, 2002
10.11	Form of Stockholder Rights Agreement	Form SB-2/A	April 1, 2002
10.12	Lease Agreement	Form 10KSB	December 20, 2002
10.16	Separation Agreement and Complete Release	Form 8-K	October 21, 2003
10.17	Dick Walker Marine Inc. Code of Ethics	Form 10KSB	December 17, 2003
10.18	Financial and Code of Ethics Complaint Procedure Policy	Form 10KSB	December 17, 2003
10.19	Amendment to Strategic Alliance Agreement	Form 10KSB	December 17, 2003
10.20	Form of Parent Support Agreement	Form 8-K	February 8, 2005
10.21	Form of Lock-Up Agreement	Form 8-K	February 8, 2005
10.22	Consulting Agreement with Gerald Montiel	Form 8-K	February 8, 2005
10.23	Form of Incentive Stock Option Grant Under DWM 2002 Equity Incentive Plan	Form S-4	May 10, 2005
10.24	Form of Non-Qualified Stock Option Grant Under DWM 2002 Equity Incentive Plan	Form S-4	May 10, 2005
10.25	Mutual Lease Agreement	Form 8-K	October 14, 2005

10.26	Form of Employment Agreement with Gerald W. Montiel	Form 8-K	April 13, 2006
10.27	Form of Employment Agreement with Javier Vidrio	Form 8-K	April 13, 2006
10.28	Form of Consulting Agreement with Montiel Marketing Group	Form 8-K	April 13, 2006
10.29	Agreement and Plan of Reorganization	Form 8-K	January 25, 2011
10.30	Assignment and Assumption and Management Agreement	Form 8-K	January 25, 2011
10.31	Securities Purchase Agreement	Form 8-K	January 7, 2013
10.32	Amendment 1 to Securities Purchase Agreement	Form 8-K	January 25, 2013
10.33	Agreement of Sale	Form 8-K	January 31, 2013
10.34	Member Interests Purchase Agreement by and between the Company and Courtney Smith	Form 8-K	March 19, 3013
10.35	Management and Investor Rights Agreement	Form 8-K	May 10, 2013
10.36	Subordinated Promissory Note and Conversion Agreement between the Company and Jia Hui New Climate Investment Ltd.,	Form 8-K	December 4, 2013
10.37	Warrant to purchase common stock issued to Jia Hui New Climate Investment Ltd.	Form 8-K	December 4, 2013
10.38	Settlement agreement between the Company, GAIM and FireRock	Form 8-K	December 12, 2013
10.39	Securities purchase agreement between the Company, GAIM and FireRock	Form 8-K	December 12, 2013
10.40	Convertible Promissory Note and Warrant Purchase Agreement	Form 8-K	December 19, 2014
10.41	Master Services Agreement with HCAS	Form 8-K	January 29, 2018
10.42	Securities purchase agreement with UAHC Ventures	Form 8-K	December 22, 2017
10.43	Convertible promissory note with UAHC Ventures	Form 8-K	December 22, 2017
10.44	Warrant issued to UAHC	Form 8-K	December 22, 2017
10.45	John Matthews GAHC Chairman agreement	Form 8-K	December 15, 2017
10.46	John Matthews GAHC employment agreement	Form 8-K	December 15, 2017
10.47	Kathryn Weisbeck GAHC employment agreement	Form 8-K	December 15, 2017
10.48	John Matthews GES Chairman agreement	Form 8-K	December 15, 2017
10.49	John Matthews GES employment agreement	Form 8-K	December 15, 2017
10.50	Kathryn Weisbeck GES employment agreement	Form 8-K	December 15, 2017

10.51	Stock purchase agreement with Nikolaos Spanos	Form 8-K	October 21, 2015
10.52	John Matthews GAHC employment agreement	Form 8-K	August 11, 2015
10.53	Anthony Crisci GAHC employment agreement	Form 8-K	August 11, 2015
10.54	Kathryn Weisbeck GAHC employment agreement	Form 8-K	August 11, 2015
10.55	Convertible promissory note and warrant purchase agreement with Apollo Capital	Form 8-K	July 6, 2015
10.56	Convertible promissory note with Apollo Capital	Form 8-K	July 6, 2015
10.57	Convertible promissory note with Capitoline Ventures II	Form 8-K	July 6, 2015
10.58	Consulting agreement with Complete Advisory Partners	Form 8-K	June 24, 2015
16.1	Letter from Ernst and Young LLP	Form 8-K	September 15, 2005
16.2	Letter from Mendoza Berger and Company, LLP	Form 8-K/A	June 30, 2006
16.3	Letter from Patricia and Zhao, LLC	Form 8-K/A	March 20, 2008
16.4	Auditor's Letter: P.C. Liu	Form 8-K/A	September 15, 2011
16.5	Change of Accountant Letter	Form 8-K	February 9, 2012
16.6	Change of Accountant Letter – Anton and Chia	Form 8-K/A	January 25, 2017
16.7	Change of Accountant Letter – Wei Wei	Form 8-K	June 14, 2016
24.1	Limited Power of Attorney	Form 4	July 30, 2003
99.1	Certification for CEO	Form 10KSB	December 20, 2002
99.2	Certification for CFO	Form 10KSB	December 20, 2002
99.3	Press Release for Dickie Walker Marine, Inc.	Form 8-K	December 18, 2003
99.4	Press Release Dated February 11, 2004	Form 8-K	February 12, 2004
99.5	Press Release	Form 8-K	April 4, 2004
99.6	Press Release	Form 8-K	September 3, 2004
99.7	Press Release	Form 8-K	December 30, 2004
99.8	Press Release	Form 8-K	February 8, 2005
99.9	Press Release	Form 8-K	May 13, 2005
99.10	Press Release	Form 8-K	June 1, 2005
99.11	Press Release	Form 8-K	July 7, 2005
99.12	Press Release	Form 8-K	July 20, 2005
99.13	Press Release	Form 8-K	August 3, 2005
99.14	Press Release	Form 8-K	August 17, 2005
99.15	Press Release	Form 8-K	October 14, 2005
99.16	Press Release	Form 8-K	November 7, 2005
99.17	Press Release	Form 8-K	April 13, 2006
99.18	Agreement and Plan of Merger	DEF 14C	April 29, 2011
99.19	Section 262 of DGCL	DEF 14C	April 29, 2011

99.20	Share Purchase Agreement	Form 8-K	July 20, 2012
99.21	Financial Statements and Supplementary Information	Form 8-K	July 20, 2012
99.22	Financial Statements and Supplemental Schedule and Independent Auditor's Report and Supplemental Report on Internal Control and Independent Accountants' Report on Applying Agreed-Upon Procedures	Form 8-K	July 20, 2012
99.23	Statement of Financial Condition	Form 8-K	July 20, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Arena Holding, Inc.

/s/ John S. Matthews

By: John S. Matthews

Chief Executive Officer, Chief Financial Officer

Director

Date:  May 4, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Matthews	CEO, CFO Controller	May 4, 2018
Director,
/s/Facundo Bacardi	Director	May 4, 2018

/s/Martin Doane	Director	May 4, 2018