Form 10-Q
period 2018-03-31
Global Arena Holding, Inc.
filed 2018-05-21
CIK 1138724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2018

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

May 21, 2018:  Common Stock  -  733,214,505

GLOBAL ARENA HOLDING, INC.

FORM 10-Q

For the three months ended March 31, 2018

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$68,965	$20,887
Total current assets	68,965	20,887

Deposit for proposed acquisition	466,150	421,650
Investment	284,270	284,270
Other assets	3,346	3,346
TOTAL ASSETS	$822,731	$730,153

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$721,156	$722,636
Accrued expenses	1,129,684	1,020,954
Convertible promissory notes payable, in default	736,000	626,000
Convertible promissory notes payable, net of debt discount of $1,465,651 and $760,942	1,109,506	1,553,215
Promissory notes payable, in default	230,000	230,000
Deferred revenue	103,153	17,009
Derivative liability	5,067,071	12,303,572
Total current liabilities	9,096,570	16,473,386

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 2,000,000 shares authorized; Series B preferred stock; 250,000 shares authorized 60,000 and 90,000 issued and outstanding	60	90
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 723,214,505 and 639,660,023 shares issued and outstanding	723,215	639,660
Additional paid-in capital	17,224,951	16,558,470
Accumulated deficit	(26,222,065)	(32,941,453)
Total stockholders' deficit	(8,273,839)	(15,743,233)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$822,731	$730,153

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017

Revenues:
Services	$28,009	$77,500

Operating expenses:
Salaries and benefits	9,613	175,296
Occupancy	4,540	1,084
Business development	90,169	69,115
Professional fees	269,288	200,146
Office and other	59,205	30,548
Total operating expenses	432,815	476,189

Loss from operations	(404,806)	(398,689)

Other expenses:
Interest expense and financing costs	(1,710,906)	(2,836,213)
Change in fair value of derivative liability	8,835,100	1,047,969
Total operating expenses	7,124,194	(1,788,244)

Income (loss) before provision for taxes	6,719,388	(2,186,933)

Provision for income taxes	-	-

Net income (loss)	$6,719,388	$(2,186,933)

Weighted average shares outstanding - basic and diluted	676,786,210	334,766,132

Earnings (loss) per share - basic and diluted	$0.01	$(0.01)
	$0.01	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017

OPERATING ACTIVITIES:
Net income (loss)	$6,719,388	$(2,186,933)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discount	351,291	202,498
Change in fair value of derivative liability	(8,835,100)	(1,047,969)
Non-cash financing costs	992,963	2,515,983
Convertible promissory notes payable issued for penalty interest	221,676	34,213
Change in current assets and liabilities:
Deferred revenue	86,144	63,750
Accounts payable	(1,480)	6,512
Accrued expenses	148,696	252,303
Net cash used in operating activities	(316,422)	(159,643)

INVESTING ACTIVITIES:
Payment of deposit for acquisition	(44,500)	(10,000)
Net cash used in investing activities	(44,500)	(10,000)

FINANCING ACTIVITIES:
Proceeds from convertible promissory notes payable	409,000	265,000
Repayment of convertible promissory notes payable	-	(90,000)
Net cash provided by financing activities	409,000	175,000

NET INCREASE IN CASH	48,078	5,357

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	20,887	14,227

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$68,965	$19,584

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Allocated value of warrants and beneficial conversion features related to debt	$1,976,963	$2,780,983
Debt converted to common stock	$371,642	$14,508

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

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

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the financial condition of the Company and its operating results for the respective periods. The condensed consolidated balance sheet at December 31, 2017 has been derived from the Company's audited consolidated financial statements. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission. The results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company has generated recurring losses from operations and cash flow deficits from its operations since inception and has had to continually borrow to continue operating. In addition, certain of the Company’s debt is in default as of March 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations.  In May, 2015, the Company entered into an agreement and plan of merger with Blockchain Technologies Corporation (“BTC”), which holds provisional patents and intellectual property for creating a new 3D Blockchain technology. In October, 2015, the Company acquired 10% of the outstanding equity in BTC. The management of the Company is also in negotiations with other companies it believes could be beneficial to the Company’s operations. The Company continues to raise funds from the issuance of additional convertible promissory note. Management is hopeful that with its new focus on business acquisitions and their ability to raise additional funds that the Company should be able to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of GAHI and its wholly-owned and majority owned subsidiaries, GES, and GAHI Acquisition Corp.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

	March 31,
	2018	2017
Options	48,000,000	3,000,000
Warrants	382,676,825	281,608,620
Convertible notes	611,615,512	604,166,894
Total	1,042,292,337	888,775,514

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

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 606, Revenue From Contracts with Customers. The Company earns revenues through various services it provides to its clients. GES’s income is recognized at the presentation date of the certification of the election results. The payments received in advance are recorded as deferred revenue on the balance sheet. Should an election not proceed, all non-refundable deferred revenue will be recognized as revenue.

Share-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. The Company accounts for share-based payments under the guidance as set forth in the Share-Based Payment Topic of the ASC, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options, based on estimated fair values. The Company estimates the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in the Company's Statements of Operations. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance where the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) the date at which the necessary performance to earn the equity instruments is complete. Stock-based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Cash, accounts payable and accrued expenses and deferred revenue – The carrying amounts reported in the consolidated balance sheets for these items are a reasonable estimate of fair value due to their short term nature.

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

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of March 31, 2018 and December 31, 2017.

	Fair Value	Fair Value Measurements at
	As of	March 31, 2018
Description	March 31, 2018	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$5,067,071	$-	$5,067,071	$-

Total	$5,067,071	$-	$5,067,071	$-

	Fair Value	Fair Value Measurements at
	As of	December 31, 2017
Description	December 31, 2017	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$12,303,572	$-	$12,303,572	$-

Total	$12,303,572	$-	$12,303,572	$-

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

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The adoption of this ASC did not have an impact on its financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of this ASC did not have an impact on its financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of this ASC did not have an impact on its financial statements.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.   Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein.  Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company adopted this ASU beginning on January 1, 2018 and used the modified prospective method of adoption.  The adoption of this ASC did not have a material impact on the Company’s financial statements and disclosures.

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

NOTE 4 - PROMISSORY NOTES PAYABLE

In March 2014, the Company issued two promissory notes for a total of $230,000. The interest rate is the short-term applicable federal rate as determined by the Internal Revenue Service for the calendar month plus 10%. These two promissory notes were expired on September 14, 2015 and are in default as of March 31, 2018 and December 31, 2017.

NOTE 5 - CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes payable at March 31, 2018 and December 31, 2017 consist of the following:

	March 31,	December 31,
	2018	2017
Convertible promissory notes with interest at 12% per annum, convertible into common shares at a fixed price ranging from $0.01 to $0.14 per share. Maturity dates through January 12, 2019. ($435,000 and $375,000 in default at March 31, 2018 and December 31, 2017)	$1,616,500	$1,552,500
Convertible promissory notes with interest at 12% per annum, convertible into common shares at a price ranging from $0.08 to $0.14 or a 50% to 60% discount from the lowest trade price in the 20 trading days prior to conversion (as of March 31, 2018 the conversion price would be $0.0051 to $0.0061 per share) ($101,000 and $51,000 is in default at March 31, 2018 and December 31, 2017)	1,790,157	808,157
Convertible promissory notes with interest at 8% per annum, convertible into common shares at a fixed price of $0.02 per share. The maturity date is May 1, 2018, as amended. At March 31, 2018 and December 31, 2017, this note is in default.	105,000	205,000
Convertible promissory notes with interest at 12% per annum, convertible into 3% of the common shares of GES. The maturity date range from September 20, 2016 to June 30, 2018. ($200,000 and $200,00 is in default at March 31, 2018 and December 31, 2017)	406,500	406,500
Total convertible promissory notes payable	3,918,157	2,972,157
Unamortized debt discount	(1,465,651)	(760,942)
Convertible promissory notes payable, net discount	2,452,506	2,211,215
Less notes receivable collateralized by convertible promissory notes payable	(607,000)	(32,000)
	1,845,506	2,179,215
Less current portion	(1,845,506)	(2,179,215)
Long-term portion	$-	$-

During the three months ended March 31, 2018, the Company issued convertible promissory notes payable totaling $982,000 to one investor for which the Company received $335,000 in cash and notes receivable from the same investor totaling $575,000.  These convertible promissory notes payable also contained an original issue discount of $72,000.  During the year ended December 31, 2017, the Company issued two convertible promissory notes payable totaling $64,000 to one investor for which the Company received $32,000 in cash and notes receivable from the same investor totaling $32,000. Since the notes receivable were issued to the Company as payment for certain convertible promissory notes payable, the Company has not presented these notes receivable as an asset, but as an offset to the convertible promissory notes payable balance as the investor has the right of offset.

A rollfoward of the convertible promissory notes payable from December 31, 2017 to March 31, 2018 is below:

Convertible promissory notes payable, December 31, 2017	$2,179,215
Issued for cash	409,000
Issued for penalty interest	221,676
Issued for original issue discount	72,000
Conversion to common stock	(331,676)
Debt discount related to new convertible promissory notes	(1,056,000)
Amortization of debt discounts	351,291
Convertible promissory notes payable, March 31, 2018	$1,845,506

NOTE 6 - DERIVATIVE FINANCIAL INSTRUMENTS

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

	March 31,	December 31,
	2018	2017
Risk-free interest rate	2.09%	1.76%
Expected life of the options (Years)	0.60	0.12
Expected volatility	337%	479%
Expected dividend yield	0%	0%

Fair Value	$5,067,071	$12,303,572

A rollfoward of the derivative liability from December 31, 2017 to March 31, 2018 is below:

Derivative liabilities, December 31, 2017	$12,303,572
Conversion features related to new convertible promissory notes	1,598,599
Change in fair value of derivative liabilities	(8,835,100)
Derivative liabilities, March 31, 2018	$5,067,071

For the three months ended March 31, 2018 and 2017, the Company recognized a change in this derivative liability of $8,835,100 and $1,047,969, respectively, in other income (expense).

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

During the year ended December 31, 2017, the Company sold 90,000 shares of Series B Preferred Stock for cash proceeds of $900,000.  During the three months ended March 31, 2018, 30,000 of these preferred shares were converted into 30,743,885 shares of common stock

Common Stock

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

During the three months ended March 31, 2018, the Company issued 52,810,597 shares of common stock for convertible promissory notes payable of $331,676 and accrued interest of $39,966.  In addition, the Company issued 30,743,885 shares of common stock for the conversion of 30,000 shares of Series B Preferred Stock.

Option Activity

A summary of the option activity is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2017	48,000,000	0.03	4.80	549,000
Granted	-
Exercised	-
Forfeited/Canceled	-
Outstanding, March 31, 2018	48,000,000	0.03	4.55	-
Exercisable, March 31, 2018	48,000,000	0.03	4.55	-

Warrant Activity

A summary of warrant activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2017	337,392,015	0.020	2.08	8,634,053
Granted	45,284,810	0.043
Exercised	-
Forfeited/Canceled	-
Outstanding, March 31, 2018	382,676,825	0.023	2.16	2,231,333
Exercisable, March 31, 2018	382,676,825	0.023	2.16	2,231,333

During the three months ended March 31, 2018, the Company issued a total of 45,284,810 warrants in connection with a new convertible promissory note payable. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

•Expected life of 3-5 years

•Volatility of 337%;

•Dividend yield of 0%;

•Risk free interest rate of 2.06%

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

NOTE 9– SUBSEQUENT EVENTS

Subsequent to March 31, 2018, the Company issued 10,000,000 shares of common stock in connection with the conversion of convertible promissory notes payable.

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

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 606, Revenue From Contracts with Customers. The Company earns revenues through various services it provides to its clients. GES’s income is recognized at the presentation date of the certification of the election results. The payments received in advance are recorded as deferred revenue on the balance sheet. Should an election not proceed, all non-refundable deferred revenue will be recognized as revenue.

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

Liquidity and Capital Resources

As of March 31, 2018, the Company has an accumulated deficit of $26,222,065 and a working capital deficit of $9,027,605.  Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

For the three months ended March 31, 2018, the Company recorded a net income of $6,719,388.  We recorded an amortization of debt discount of $351,291.  We recorded a financing costs associated with the issuance convertible promissory notes payable of $992,963 and took a charge to earnings of $221,676 for penalty interest on certain convertible promissory notes payable. We recorded a gain from the change in fair value of derivative liability of $8,835,100.  We had an increase in accounts payable and accrued expenses of $148,696, a decrease in accounts payable of $1,480, and an increase in deferred revenue of $86,144.  As a result, we had net cash used in operating activities of $316,422 for the three months ended March 31, 2018.

For the three months ended March 31, 2018, we paid an additional $44,500 as payment for proposed acquisition.  As a result, we had net cash used in investing activities of $44,500 for the period.

For the three months ended March 31, 2018, we received $409,000 as proceeds from the issuance of convertible promissory notes payable resulting in net cash provided by financing activities of $409,000 for the period.

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

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. Our auditors for the years ended December 31, 2017 and 2016 have included a “going concern” modification in their auditors’ reports.  A “going concern” modification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot presently be determined.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve our operating results.

Results of Operations for the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Revenues for the three months ended March 31, 2018 were $28,009 compared to $77,500 for the three months ended March 31, 2017, a decrease of $49,491.  The decrease is due to the timing of the completion of certain election services during the three months ended March 31, 2018.

Salaries and benefits and stock-based compensation totaled $9,613 for the three months ended March 31, 2018 compared to $175,296 for the three months ended March 31, 2017, a decrease of $165,683 due to compensation accrued to our CEO and another employee during the three months ended March 31, 2018.

Professional fees for the three months ended March 31, 2018 amounted to $269,288 compared to $200,146 for the three months ended March 31, 2017, an increase of $69,142.  The increase is due to us hiring outside consultants rather than salaried employees and additional legal and accounting fees.

For the three months ended March 31, 2018, we had occupancy expenses of $4,540, business development expenses of $90,169, and office and other expenses of $59,205, totaling $153,914. Comparatively, for the three months ended March 31, 2017, we had occupancy expenses of $1,084, business development expenses of $69,115, and office and other expenses of $30,548 totaling $100,747.  Increase in these expenses was $53,167 principally due to an increase in business development and office and other expenses due to management focusing on growing its election services business.

Total operating expenses for the three months ended March 31, 2018 were $432,815 compared to $476,189 for the three months ended March 31, 2017, a decrease of $43,374 principally due to reasons discussed above.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2018.

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of March 31, 2018 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2018.  Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Not applicable for smaller reporting company

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2018, the Company issued 52,810,597 shares of common stock for convertible promissory notes payable and accrued interest of $371,642 and issued 30,743,885 shares of common stock for the conversion of 30,000 shares of Series B Preferred Stock.

The above shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3.   Defaults Upon Senior Securities

The Company is currently in default on $736,000 of convertible promissory notes payable and $230,000 of promissory notes.

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

Dated: May 21, 2018

Global Arena Holding, Inc.

/s/John Matthews

  John Matthews

  Chief Executive Officer

  Chief Financial Officer