Form 10-Q
period 2018-06-30
Global Arena Holding, Inc.
filed 2018-08-20
CIK 1138724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

August 20, 2018:  Common Stock  -  772,219,260

GLOBAL ARENA HOLDING, INC.

FORM 10-Q

For the three and six months ended June 30, 2018

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$2,828	$20,887
Total current assets	2,828	20,887

Deposit for proposed acquisition	466,150	421,650
Investment	284,270	284,270
Other assets	3,346	3,346
TOTAL ASSETS	$756,594	$730,153

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$721,156	$722,636
Accrued expenses	1,179,875	1,020,954
Convertible promissory notes payable, in default	949,572	626,000
Convertible promissory notes payable, net of debt discount of $958,822 and $760,942	1,570,379	1,553,215
Promissory notes payable, in default	230,000	230,000
Deferred revenue	123,500	17,009
Derivative liability	2,909,180	12,303,572
Total current liabilities	7,683,662	16,473,386

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 2,000,000 shares authorized; Series B preferred stock; 250,000 shares authorized 60,000 and 90,000 issued and outstanding	60	90
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 772,219,260 and 639,660,023 shares issued and outstanding	772,219	639,660
Additional paid-in capital	17,492,926	16,558,470
Accumulated deficit	(25,192,273)	(32,941,453)
Total stockholders' deficit	(6,927,068)	(15,743,233)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$756,594	$730,153

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues:
Services	$201,604	$275,300	$229,613	$352,800

Operating expenses:
Salaries and benefits	-	-	9,613	175,296
Occupancy	4,187	1,545	8,727	2,629
Business development	94,361	85,256	184,530	154,371
Professional fees	280,180	341,298	549,468	541,444
Office and other	87,345	54,626	146,550	85,174
Total operating expenses	466,073	482,725	898,888	958,914

Loss from operations	(264,469)	(207,425)	(669,275)	(606,114)

Other expenses:
Interest expense and financing costs	(863,630)	(696,176)	(2,574,536)	(3,532,389)
Change in fair value of derivative liability	2,157,891	(4,582,722)	10,992,991	(3,534,753)
Total operating expenses	1,294,261	(5,278,898)	8,418,455	(7,067,142)

Income (loss) before provision for taxes	$1,029,792	$(5,486,323)	$7,749,180	$(7,673,256)

Provision for income taxes	-	-	-	-

Net income (loss)	$1,029,792	$(5,486,323)	$7,749,180	$(7,673,256)

Weighted average shares outstanding - basic and diluted	736,086,048	375,981,516	706,559,940	355,487,679

Earnings (loss) per share - basic and diluted	$0.00	$(0.01)	$0.01	$(0.02)
	$0.00	$(0.01)	$0.01	$(0.02)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

	Six Months Ended June 30,
	2018	2017

OPERATING ACTIVITIES:
Net income (loss)	$7,749,180	$(7,673,256)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discount	921,756	348,450
Change in fair value of derivative liability	(10,992,991)	3,534,753
Non-cash financing costs	992,963	2,979,652
Convertible promissory notes payable issued for penalty interest	398,676	34,213
Common stock issued for services	118,000	60,000
Change in current assets and liabilities:
Deferred revenue	106,491	1,750
Accounts payable	(1,480)	24,680
Accrued expenses	264,846	323,090
Net cash used in operating activities	(442,559)	(366,668)

INVESTING ACTIVITIES:
Payment of deposit for acquisition	(44,500)	(85,000)
Net cash used in investing activities	(44,500)	(85,000)

FINANCING ACTIVITIES:
Proceeds from convertible promissory notes payable	491,500	567,500
Repayment of convertible promissory notes payable	(22,500)	(115,000)
Net cash provided by financing activities	469,000	452,500

NET INCREASE IN CASH	(18,059)	832

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	20,887	832

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$2,828	$15,059

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Allocated value of warrants and beneficial conversion features related to debt	$2,040,599	$3,321,954
Debt converted to common stock	$506,985	$179,319

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

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

On May 20, 2015, the Company incorporated a wholly owned subsidiary in the State of Delaware called “GAHI Acquisition Corp.”  This entity is the owner of 10% of Blockchain Technology Corporation. (See Note 9)

Global Arena Commodities Corporation (“GACOM”), which is 100% owned by GAHI, ceased all operations in 2014 and the Company closed GACOM in 2016.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the financial condition of the Company and its operating results for the respective periods. The condensed consolidated balance sheet at December 31, 2017 has been derived from the Company's audited consolidated financial statements. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission. The results for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company has generated recurring losses from operations and cash flow deficits from its operations since inception and has had to continually borrow to continue operating. In addition, certain of the Company’s debt is in default as of June 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations.  In May, 2015, the Company entered into an agreement and plan of merger with Blockchain Technologies Corporation (“BTC”), which holds provisional patents and intellectual property for creating a new 3D Blockchain technology. In October, 2015, the Company acquired 10% of the outstanding equity in BTC. The management of the Company is also in negotiations with other companies it believes could be beneficial to the Company’s operations. The Company continues to raise funds from the issuance of additional convertible promissory note. Management is hopeful that with its new focus on business acquisitions and their ability to raise additional funds that the Company should be able to continue as a going concern.

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

	June 30,
	2018	2017
Options	48,000,000	3,000,000
Warrants	385,550,825	318,281,532
Convertible notes	616,549,681	400,695,398
Total	1,050,100,506	721,976,930

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

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of June 30, 2018 and December 31, 2017.

	Fair Value	Fair Value Measurements at
	As of	June 30, 2018
Description	June 30, 2018	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$2,909,180	$-	$2,909,180	$-

Total	$2,909,180	$-	$2,909,180	$-

	Fair Value	Fair Value Measurements at
	As of	December 31, 2017
Description	December 31, 2017	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$12,303,572	$-	$12,303,572	$-

Total	$12,303,572	$-	$12,303,572	$-

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

NOTE 4 - PROMISSORY NOTES PAYABLE

In March 2014, the Company issued two promissory notes for a total of $230,000. The interest rate is the short-term applicable federal rate as determined by the Internal Revenue Service for the calendar month plus 10%. These two promissory notes were expired on September 14, 2015 and are in default as of June 30, 2018 and December 31, 2017.

NOTE 5 - CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes payable at June 30, 2018 and December 31, 2017 consist of the following:

	June 30,	December 31,
	2018	2017
Convertible promissory notes with interest at 12% per annum, convertible into common shares at a fixed price ranging from $0.01 to $0.14 per share. Maturity dates through January 12, 2019. ($435,000 and $375,000 in default at June 30, 2018 and December 31, 2017)	$1,676,500	$1,552,500
Convertible promissory notes with interest at 12% per annum, convertible into common shares at a price ranging from $0.08 to $0.14 or a 50% to 60% discount from the lowest trade price in the 20 trading days prior to conversion (as of June 30, 2018 the conversion price would be $0.0051 to $0.0061 per share) ($101,000 and $51,000 is in default at June 30, 2018 and December 31, 2017)	1,757,201	808,157
Convertible promissory notes with interest at 8% per annum, convertible into common shares at a fixed price of $0.02 per share. The maturity date is May 1, 2018, as amended. At June 30, 2018 and December 31, 2017, this note is in default.	213,572	205,000
Convertible promissory notes with interest at 12% per annum, convertible into 3% of the common shares of GES. The maturity date range from September 20, 2016 to June 30, 2018. ($200,000 and $200,00 is in default at June 30, 2018 and December 31, 2017)	406,500	406,500
Total convertible promissory notes payable	4,053,773	2,972,157
Unamortized debt discount	(958,822)	(760,942)
Convertible promissory notes payable, net discount	3,094,951	2,211,215
Less notes receivable collateralized by convertible promissory notes payable	(575,000)	(32,000)
	2,519,951	2,179,215
Less current portion	(2,519,951)	(2,179,215)
Long-term portion	$-	$-

During the six months ended June 30, 2018, the Company issued convertible promissory notes payable totaling $982,000 to one investor for which the Company received $335,000 in cash and notes receivable from the same investor totaling $575,000.  These convertible promissory notes payable also contained an original issue discount of $72,000.  Since the notes receivable were issued to the Company as payment for certain convertible promissory notes payable, the Company has not presented these notes receivable as an asset, but as an offset to the convertible promissory notes payable balance as the investor has the right of offset.

A rollfoward of the convertible promissory notes payable from December 31, 2017 to June 30, 2018 is below:

Convertible promissory notes payable, December 31, 2017	$2,179,215
Issued for cash	491,500
Issued for penalty interest	398,676
Issued for original issue discount	72,000
Repayment for cash	(22,500)
Conversion to common stock	(401,060)
Debt discount related to new convertible promissory notes	(1,119,636)
Amortization of debt discounts	921,756
Convertible promissory notes payable, June 30, 2018	$2,519,951

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

	June 30,	December 31,
	2018	2017
Risk-free interest rate	2.33%	1.76%
Expected life of the options (Years)	0.54	0.12
Expected volatility	328%	479%
Expected dividend yield	0%	0%

Fair Value	$2,909,180	$12,303,572

A rollfoward of the derivative liability from December 31, 2017 to June 30, 2018 is below:

Derivative liabilities, December 31, 2017	$12,303,572
Conversion features related to new convertible promissory notes	1,598,599
Change in fair value of derivative liabilities	(10,992,991)
Derivative liabilities, June 30, 2018	$2,909,180

For the six months ended June 30, 2018 and 2017, the Company recognized a change in this derivative liability of $10,992,991 and $(3,534,753), respectively, in other income (expense).

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

During the year ended December 31, 2017, the Company sold 90,000 shares of Series B Preferred Stock for cash proceeds of $900,000.  During the six months ended June 30, 2018, 30,000 of these preferred shares were converted into 30,743,885 shares of common stock.

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

During the six months ended June 30, 2018, the Company issued 91,815,352 shares of common stock for convertible promissory notes payable of $401,060 and accrued interest of $105,925.  Also, the Company issued 10,000,000 shares of stock for a settlement of $108,000.  The shares were valued based on the market price on the date of issuance.  In addition, the Company issued 30,743,885 shares of common stock for the conversion of 30,000 shares of Series B Preferred Stock.

Option Activity

A summary of the option activity is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2017	48,000,000	0.03	4.80	549,000
Granted	-
Exercised	-
Forfeited/Canceled	-
Outstanding, June 30, 2018	48,000,000	0.03	4.30	-
Exercisable, June 30, 2018	48,000,000	0.03	4.30	-

Warrant Activity

A summary of warrant activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2017	337,392,015	0.020	2.08	8,634,053
Granted	52,159,810	0.004
Exercised	-
Forfeited/Canceled	(4,001,000)	0.140
Outstanding, June 30, 2018	385,550,825	0.022	1.95	538,310
Exercisable, June 30, 2018	385,550,825	0.022	1.95	538,310

During the six months ended June 30, 2018, the Company issued a total of 52,159,810 warrants in connection with a new convertible promissory note payable. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

•Expected life of 3-5 years

•Volatility of 328% - 337%;

•Dividend yield of 0%;

•Risk free interest rate of 2.06% - 2.74%

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

NOTE 9– AGREEMENTS

On June 28, 2018, the Company entered into an application development and services agreement with Synectic Advisors.  Under the terms of the agreement Synectic Advisors will connect the election software programs to the Blockchain. Under the terms of the agreement, the Company will pay $85,000, 4.99% of the Company’s common stock, upon approval of the corporate actions at the 2018 annual meeting, and a 6% net revenue participation.

On June 28, 2018, the Company entered into a joint venture agreement with Voting Portals, LLC (VP), a Florida limited liability company.  Pursuant to this agreement, the joint venture will be making use of the VP online e-voting web portal solutions and proprietary e-voting software programs to service and fulfill GES’s clients’ online elections and other e-voting events pursuant to the terms of the agreement, as well as any other ventures and relationships agreed to pursuant to the goals of the agreement.  As part of this agreement, the Company will be issuing 2,666,667 post-split common shares to VP for services rendered, upon approval of the corporate actions at the 2018 annual meeting.  VP will own 100% of the rights to the software, while GES will be responsible for all administrative and other election procedures.  The closing of this transaction will occur upon the approval of certain corporate actions at the 2018 annual meeting.

On June 28, 2018, the Company amended the master services agreement with HCAS Technologies (the “MSA”), Under the MSA, the Company will be acquiring information technology services and management from HCAS Technologies, as well as hiring Mr. Magdiel Rodriguez to act as Chief Information Officer. Pursuant to this MSA, the Company will pay a monthly fee of $5,000 and issue a total of 4,000,000 warrants to purchase the Company’s post-split common shares at a price of $0.01 as consideration for the services of HCAS and Mr. Magdiel. The closing of this transaction will occur upon the approval of certain corporate actions at the 2018 annual meeting.

On June 28, 2018, the Company entered into an asset purchase agreement with Election Services Solutions, LLC (the “APA”).  Under the APA, the Company will purchase 100% of the assets of Election Services Solutions, LLC.  The Company will pay $500,000, of which $466,150 has already been paid, and issue 6,666,667 post-split common shares to purchase these assets under this APA. The closing of this transaction will occur upon the approval of certain corporate actions at the 2018 annual meeting.

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

Liquidity and Capital Resources

As of June 30, 2018, the Company has an accumulated deficit of $25,192,273 and a working capital deficit of $7,680,834.  Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

For the six months ended June 30, 2018, the Company recorded a loss from operations of $669,275.  We recorded an amortization of debt discount of $921,756.  We recorded a financing costs associated with the issuance convertible promissory notes payable of $992,963 and took a charge to earnings of $398,676 for penalty interest on certain convertible promissory notes payable. We recorded a gain from the change in fair value of derivative liability of $10,992,991.  We had an increase in accounts payable and accrued expenses of $263,366 and an increase in deferred revenue of $106,491.  As a result, we had net cash used in operating activities of $442,559 for the six months ended June 30, 2018.

For the six months ended June 30, 2018, we paid an additional $44,500 as payment for proposed acquisition.  As a result, we had net cash used in investing activities of $44,500 for the period.

For the six months ended June 30, 2018, we received $491,500 as proceeds from the issuance of convertible promissory notes payable and repaid $22,500 of such convertible notes.

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

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve our operating results

Results of Operations for the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Revenues for the three months ended June 30, 2018 were $201,604 compared to $275,300 for the three months ended June 30, 2017, a decrease of $73,696.  The decrease is due to the timing of the completion of certain election services during the three months ended June 30, 2018.

Professional fees for the three months ended June 30, 2018 amounted to $280,180 compared to $341,298 for the three months ended June 30, 2017, a decrease of $61,118.  The decrease is due to lower legal and accounting fees.

For the three months ended June 30, 2018, we had occupancy expenses of $4,187, business development expenses of $94,361, and office and other expenses of $87,345, totaling $185,893. Comparatively, for the three months ended June 30, 2017, we had occupancy expenses of $1,545, business development expenses of $85,256, and office and other expenses of $54,626 totaling $141,427.  Increase in these expenses was $44,466 principally due to an increase in business development and office and other expenses due to management focusing on growing its election services business.

Total operating expenses for the three months ended June 30, 2018 were $466,073 compared to $482,725 for the three months ended June 30, 2017, a decrease of $16,652 principally due to reasons discussed above.

Results of Operations for the Six Months Ended June 30, 2018 Compared to the Six months Ended June 30, 2017

Revenues for the six months ended June 30, 2018 were $229,613 compared to $352,800 for the six months ended June 30, 2017, a decrease of $123,187.  The decrease is due to the timing of the completion of certain election services during the six months ended June 30, 2018.

Salaries and benefits and stock-based compensation totaled $9,613 for the six months ended June 30, 2018 compared to $175,296 for the six months ended June 30, 2017, a decrease of $165,683 due to compensation accrued to our CEO and another employee during the six months ended June 30, 2017.

Professional fees for the six months ended June 30, 2018 amounted to $549,468 compared to $541,444 for the six months ended June 30, 2017, an increase of $8,024.  The increase is not significant.

For the six months ended June 30, 2018, we had occupancy expenses of $8,727, business development expenses of $184,530, and office and other expenses of $146,550, totaling $339,807. Comparatively, for the six months ended June 30, 2017, we had occupancy expenses of $2,629, business development expenses of $154,371, and office and other expenses of $85,174 totaling $242,174.  Increase in these expenses was $97,633 principally due to an increase in business development and office and other expenses due to management focusing on growing its election services business.

Total operating expenses for the six months ended June 30, 2018 were $898,888 compared to $958,914 for the six months ended June 30, 2017, a decrease of $60,026 principally due to reasons discussed above.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2018.

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of June 30, 2018 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2018.  Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Not applicable for smaller reporting company

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2018, the Company issued 91,815,352 shares of common stock for convertible promissory notes payable of $401,060 and accrued interest of $105,925.  Also, the Company issued 10,000,000 shares of stock for a settlement of $108,000.  The shares were valued based on the market price on the date of issuance.  In addition, the Company issued 30,743,885 shares of common stock for the conversion of 30,000 shares of Series B Preferred Stock.

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

Dated: August 20, 2018

Global Arena Holding, Inc.

/s/John Matthews

  John Matthews

  Chief Executive Officer

  Chief Financial Officer