Form 10-Q
period 2018-09-30
Global Arena Holding, Inc.
filed 2018-11-19
CIK 1138724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

November 19, 2018:  Common Stock  -  882,693,736

GLOBAL ARENA HOLDING, INC.

FORM 10-Q

For the three and nine months ended September 30, 2018

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$35,345	$20,887
Total current assets	35,345	20,887

Deposit for proposed acquisition	466,150	421,650
Investment	284,270	284,270
Other assets	3,346	3,346
TOTAL ASSETS	$789,111	$730,153

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$721,156	$722,636
Accrued expenses	1,300,873	1,020,954
Convertible promissory notes payable, in default	2,083,729	626,000
Convertible promissory notes payable, net of debt discount of $688,689 and $760,942	986,355	1,553,215
Promissory notes payable, in default	230,000	230,000
Deferred revenue	131,019	17,009
Derivative liability	2,782,185	12,303,572
Total current liabilities	8,235,317	16,473,386

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 2,000,000 shares authorized; Series B preferred stock; 250,000 shares authorized 60,000 and 90,000 issued and outstanding	60	90
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 849,011,830 and 639,660,023 shares issued and outstanding	849,023	639,660
Additional paid-in capital	17,869,077	16,558,470
Accumulated deficit	(26,164,366)	(32,941,453)
Total stockholders' deficit	(7,446,206)	(15,743,233)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$789,111	$730,153

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues:
Services	$189,312	$67,046	$418,925	$419,846

Operating expenses:
Salaries and benefits	-	-	9,613	175,296
Occupancy	4,691	2,173	13,418	4,802
Business development	105,800	83,844	290,330	238,215
Professional fees	301,662	510,566	851,130	1,052,010
Office and other	156,765	9,269	303,315	94,443
Total operating expenses	568,918	605,852	1,467,806	1,564,766

Loss from operations	(379,606)	(538,806)	(1,048,881)	(1,144,920)

Other expenses:
Interest expense and financing costs	(877,520)	(330,685)	(3,452,056)	(3,863,074)
Change in fair value of derivative liability	285,033	2,010,475	11,278,024	(1,524,278)
Total operating expenses	(592,487)	1,679,790	7,825,968	(5,387,352)

Income (loss) before provision for taxes	$(972,093)	$1,140,984	$6,777,087	$(6,532,272)

Provision for income taxes	-	-	-	-

Net income (loss)	$(972,093)	$1,140,984	$6,777,087	$(6,532,272)

Weighted average shares outstanding - basic and diluted	895,779,738	489,885,904	740,023,169	400,779,388

Earnings (loss) per share - basic and diluted	$(0.00)	$0.00	$0.01	$(0.02)
	$(0.00)	$0.00	$0.01	$(0.02)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017

OPERATING ACTIVITIES:
Net income (loss)	$6,777,087	$(6,532,272)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discount	1,512,261	482,019
Change in fair value of derivative liability	(11,278,024)	1,524,278
Non-cash financing costs	1,101,610	3,069,208
Convertible promissory notes payable issued for penalty interest	398,676	42,139
Common stock issued for services	175,371	60,000
Fair value of warrants issued for services	14,603	153,132
Change in current assets and liabilities:
Deferred revenue	114,010	17,777
Accounts payable	(1,480)	35,385
Accrued expenses	385,844	314,698
Net cash used in operating activities	(800,042)	(833,636)

INVESTING ACTIVITIES:
Payment of deposit for acquisition	(44,500)	(310,000)
Net cash used in investing activities	(44,500)	(310,000)

FINANCING ACTIVITIES:
Proceeds from convertible promissory notes payable	881,500	599,500
Proceeds from the issuance of Series B preferred stock	-	900,000
Repayment of convertible promissory notes payable	(22,500)	(140,000)
Net cash provided by financing activities	859,000	1,359,500

NET INCREASE IN CASH	14,458	215,864

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	20,887	14,227

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$35,345	$230,091

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Allocated value of warrants and beneficial conversion features related to debt	$2,469,618	$3,475,510
Debt converted to common stock	$616,985	$426,976

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

On May 20, 2015, the Company incorporated a wholly owned subsidiary in the State of Delaware called “GAHI Acquisition Corp.”  This entity is to be the merger subsidiary for the potential acquisition of Blockchain Technologies Corp. (See Note 9)

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the financial condition of the Company and its operating results for the respective periods. The condensed consolidated balance sheet at December 31, 2017 has been derived from the Company's audited consolidated financial statements. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission. The results for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company has generated recurring losses from operations and cash flow deficits from its operations since inception and has had to continually borrow to continue operating. In addition, certain of the Company’s debt is in default as of September 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations.  In May, 2015, the Company entered into an agreement and plan of merger with Blockchain Technologies Corporation (“BTC”), which holds provisional patents and intellectual property for creating a new 3D Blockchain technology. In October, 2015, the Company acquired 10% of the outstanding equity in BTC. The management of the Company is also in negotiations with other companies it believes could be beneficial to the Company’s operations. The Company continues to raise funds from the issuance of additional convertible promissory note. Management is hopeful that with its new focus on business acquisitions and their ability to raise additional funds that the Company should be able to continue as a going concern.

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

	September 30,
	2018	2017
Options	48,000,000	3,000,000
Warrants	461,839,515	325,464,864
Convertible notes	1,312,368,328	409,475,548
Total	1,822,207,843	737,940,412

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

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of September 30, 2018 and December 31, 2017.

	Fair Value	Fair Value Measurements at
	As of	September 30, 2018
Description	September 30, 2018	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$2,782,185	$-	$2,782,185	$-

Total	$2,782,185	$-	$2,782,185	$-

	Fair Value	Fair Value Measurements at
	As of	December 31, 2017
Description	December 31, 2017	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$12,303,572	$-	$12,303,572	$-

Total	$12,303,572	$-	$12,303,572	$-

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

NOTE 4 - PROMISSORY NOTES PAYABLE

In March 2014, the Company issued two promissory notes for a total of $230,000. The interest rate is the short-term applicable federal rate as determined by the Internal Revenue Service for the calendar month plus 10%. These two promissory notes were expired on September 14, 2015 and are in default as of September 30, 2018 and December 31, 2017.

NOTE 5 - CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes payable at September 30, 2018 and December 31, 2017 consist of the following:

	September 30,	December 31,
	2018	2017
Convertible promissory notes with interest at 12% per annum, convertible into common shares at a fixed price ranging from $0.01 to $0.14 per share. Maturity dates through March 25, 2019. ($1,257,500 (1) and $375,000 in default at September 30, 2018 and December 31, 2017)	$1,874,000	$1,552,500
Convertible promissory notes with interest at 12% per annum, convertible into common shares at a price ranging from $0.08 to $0.14 or a 50% to 60% discount from the lowest trade price in the 20-25 trading days prior to conversion (as of September 30, 2018 the conversion price would be $0.0013 to $0.0061 per share) ($231,157 (1) and $51,000 is in default at September 30, 2018 and December 31, 2017)	1,747,201	808,157
Convertible promissory notes with interest at 8% per annum, convertible into common shares at a fixed price of $0.02 per share. The maturity date is May 1, 2018, as amended. At September 30, 2018 and December 31, 2017, this note is in default (1).	213,572	205,000
Convertible promissory notes with interest at 12% per annum, convertible into 3% of the common shares of GES. The maturity date range from September 20, 2016 to August 15, 2019. ($381,500 (1) and $200,00 is in default at September 30, 2018 and December 31, 2017)	449,000	406,500
Total convertible promissory notes payable	4,283,773	2,972,157
Unamortized debt discount	(688,689)	(760,942)
Convertible promissory notes payable, net discount	3,595,084	2,211,215
Less notes receivable collateralized by convertible promissory notes payable	(525,000)	(32,000)
	3,070,084	2,179,215
Less current portion	(3,070,084)	(2,179,215)
Long-term portion	$-	$-

(1)The Company is currently working with note holders to cure the defaults.

During the nine months ended September 30, 2018, the Company issued convertible promissory notes payable totaling $982,000 to one investor for which the Company received $335,000 in cash and notes receivable from the same investor totaling $575,000.  During the three months ended September 30, 2018, the Company received $50,000 from a note receivable.  These convertible promissory notes payable also contained an original issue discount of $72,000.  Since the notes receivable were issued to the Company as payment for certain convertible promissory notes payable, the Company has not presented these notes receivable as an asset, but as an offset to the convertible promissory notes payable balance as the investor has the right of offset.

A rollfoward of the convertible promissory notes payable from December 31, 2017 to September 30, 2018 is below:

Convertible promissory notes payable, December 31, 2017	$2,179,215
Issued for cash	881,500
Issued for penalty interest	398,676
Issued for original issue discount	72,000
Repayment for cash	(22,500)
Conversion to common stock	(511,060)
Debt discount related to new convertible promissory notes	(1,440,008)
Amortization of debt discounts	1,512,261
Convertible promissory notes payable, September 30, 2018	$3,070,084

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

	September 30,	December 31,
	2018	2017
Risk-free interest rate	2.59%	1.76%
Expected life of the options (Years)	0.54	0.12
Expected volatility	320%	479%
Expected dividend yield	0%	0%

Fair Value	$2,782,185	$12,303,572

A rollfoward of the derivative liability from December 31, 2017 to September 30, 2018 is below:

Derivative liabilities, December 31, 2017	$12,303,572
Conversion features related to new convertible promissory notes	1,756,637
Change in fair value of derivative liabilities	(11,278,024)
Derivative liabilities, September 30, 2018	$2,782,185

For the nine months ended September 30, 2018 and 2017, the Company recognized a change in this derivative liability of $11,278,024 and $(1,524,278), respectively, in other income (expense).

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

During the year ended December 31, 2017, the Company sold 90,000 shares of Series B Preferred Stock for cash proceeds of $900,000.  During the nine months ended September 30, 2018, 30,000 of these preferred shares were converted into 30,743,885 shares of common stock.

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

During the nine months ended September 30, 2018, the Company issued 148,129,307 shares of common stock for convertible promissory notes payable of $511,060 and accrued interest of $105,925.  Also, the Company issued 30,489,615 shares of stock for a settlement of $175,371.  The shares were valued based on the market price on the date of issuance.  In addition, the Company issued 30,743,885 shares of common stock for the conversion of 30,000 shares of Series B Preferred Stock.

Option Activity

A summary of the option activity is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2017	48,000,000	0.03	4.80	549,000
Granted	-
Exercised	-
Forfeited/Canceled	-
Outstanding, September 30, 2018	48,000,000	0.03	4.05	-
Exercisable, September 30, 2018	48,000,000	0.03	4.05	-

Warrant Activity

A summary of warrant activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2017	337,392,015	0.020	2.08	8,634,053
Granted	131,,493,143	0.018
Exercised	-
Forfeited/Canceled	(7,045,643)	0.110
Outstanding, September 30, 2018	461,839,515	0.019	2.02	299,353
Exercisable, September 30, 2018	461,839,515	0.019	2.02	299,353

During the nine months ended September 30, 2018, the Company issued a total of 127,993,143 warrants in connection with a new convertible promissory note payable. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

•Expected life of 3-5 years

•Volatility of 320% - 337%;

•Dividend yield of 0%;

•Risk free interest rate of 2.06% - 2.74%

During the nine months ended September 30, 2018, the Company issued 3,500,000 warrants to a consultant for services rendered valued at $14,603. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

•Expected life of 3 years

•Volatility of 328%,

•Dividend yield of 0%;

•Risk free interest rate of 2.68%

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On October 10, 2013, GACOM settled a complaint with the National Futures Association for a fine of $50,000 for certain noncompliance with Commodity Futures Trading Commission regulations.  The fine has not been paid and is included in accounts payable and accrued expenses at September 30, 2018 and December 31, 2017.

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

Liquidity and Capital Resources

As of September 30, 2018, the Company has an accumulated deficit of $26,164,366 and a working capital deficit of $8,199,972.  Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

For the nine months ended September 30, 2018, the Company recorded a loss from operations of $1,048,881.  We recorded an amortization of debt discount of $1,512,261.  We recorded a financing costs associated with the issuance convertible promissory notes payable of $1,101,610 and took a charge to earnings of $398,676 for penalty interest on certain convertible promissory notes payable. We recorded a gain from the change in fair value of derivative liability of $11,278,024.  We had an increase in accounts payable and accrued expenses of $384,364 and an increase in deferred revenue of $114,010.  As a result, we had net cash used in operating activities of $800,042 for the nine months ended September 30, 2018.

For the nine months ended September 30, 2018, we paid an additional $44,500 as payment for proposed acquisition.  As a result, we had net cash used in investing activities of $44,500 for the period.

For the nine months ended September 30, 2018, we received $881,500 as proceeds from the issuance of convertible promissory notes payable and repaid $22,500 of such convertible notes.

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

Results of Operations for the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Revenues for the three months ended September 30, 2018 were $189,312 compared to $67,046 for the three months ended September 30, 2017, an increase of $122,266.  The increase is due to the timing of the completion of certain election services during the three months ended September 30, 2018.

Professional fees for the three months ended September 30, 2018 amounted to $301,662 compared to $510,566 for the three months ended September 30, 2017, a decrease of $208,904.  The decrease is due to lower legal and accounting fees.

For the three months ended September 30, 2018, we had occupancy expenses of $4,691, business development expenses of $105,800, and office and other expenses of $156,765, totaling $267,256. Comparatively, for the three months ended September 30, 2017, we had occupancy expenses of $2,173, business development expenses of $83,844, and office and other expenses of $9,269 totaling $95,286.  Increase in these expenses was $171,970 principally due to an increase in business development and office and other expenses due to management focusing on growing its election services business.

Total operating expenses for the three months ended September 30, 2018 were $568,918 compared to $605,852 for the three months ended September 30, 2017, a decrease of $36,934 principally due to reasons discussed above.

Results of Operations for the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Revenues for the nine months ended September 30, 2018 were $418,925 compared to $419,846 for the nine months ended September 30, 2017, a decrease of $921.  The decrease is not significant.

Salaries and benefits and stock-based compensation totaled $9,613 for the nine months ended September 30, 2018 compared to $175,296 for the nine months ended September 30, 2017, a decrease of $165,683 due to compensation accrued to our CEO and another employee during the nine months ended September 30, 2017.

Professional fees for the nine months ended September 30, 2018 amounted to $851,130 compared to $1,052,010 for the nine months ended September 30, 2017, a decrease of $200,880.  The decrease is due to lower legal and accounting fees.

For the nine months ended September 30, 2018, we had occupancy expenses of $13,418, business development expenses of $290,330, and office and other expenses of $303,315, totaling $607,063. Comparatively, for the nine months ended September 30, 2017, we had occupancy expenses of $4,802, business development expenses of $238,215, and office and other expenses of $94,443 totaling $337,460.  Increase in these expenses was $269,603 principally due to an increase in business development and office and other expenses due to management focusing on growing its election services business.

Total operating expenses for the nine months ended September 30, 2018 were $1,467,806 compared to $1,564,766 for the nine months ended September 30, 2017, a decrease of $96,960 principally due to reasons discussed above.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2018.

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of September 30, 2018 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2018.  Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Not applicable for smaller reporting company

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2018, the Company issued 56,313,955 shares of common stock for convertible promissory notes payable and accrued interest of $110,000 and issued 20,489,615 shares of stock for a settlement.

The above shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3.   Defaults Upon Senior Securities

The Company is currently in default on $2,083,729 of convertible promissory notes payable and $230,000 of promissory notes.

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

Dated: November 19, 2018

Global Arena Holding, Inc.

/s/John Matthews

  John Matthews

  Chief Executive Officer

  Chief Financial Officer