Form 10-K
period 2018-12-31
Global Arena Holding, Inc.
filed 2019-05-20
CIK 1138724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

OR

[ ]  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 000-49819

GLOBAL ARENA HOLDING, INC.

(Exact name of Company in its charter)

Delaware	33-0931599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

208 East 51 Street, Suite 112, New York, NY 10022

(Address of principal executive offices, including zip code)

Company's Telephone number, including area code:  (646) 801-5524

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.001 par value

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [x]

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes [  ] No [x]

Indicate by check mark whether the Company has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the Company was required to submit and post such files).  Yes [X] No [ ]

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months

(or such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for at least the part 90 days.

Yes [x] No[  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained hereof, and will not be contained, to will be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

  Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the Company has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    [  ]

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Company’s most recently completed second fiscal quarter. The market value of the Company’s voting $0.001 par value common stock held by non-affiliates of the Company was approximately $5,171,569.

Indicate the number of shares outstanding of each of the Company’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the Company's only class of common stock, as of May 20, 2019 was 960,539,957 shares of its $.001 par value common stock.

No documents are incorporated into the text by reference.

Global Arena Holding, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2018

Table of Contents

Page
Part I
Item 1. Business	4
Item 1A. Risk Factors	14
Item 1B. Unresolved staff comments	14
Item 2. Properties	14
Item 3. Legal Proceedings	14
Item 4. Mine Safety Disclosures	14

Part II
Item 5. Market for Company's Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities	15
Item 6. Selected Financial Data	18
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 7A. Quantitative and Qualitative Disclosures about Market Risk	26
Item 8. Financial Statements and Supplementary Data	24
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	44
Item 9A. Controls and Procedures	44
Item 9B. Other Information	45

Part III
Item 10. Directors, Executive Officers and Corporate Governance	46
Item 11. Executive Compensation	49
Item 12. Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	51
Item 13. Certain Relationships and Related Transactions, and Director Independence	51
Item 14. Principal Accountant Fees and Services	51

Part IV
Item 15. Exhibits, Financial Statement Schedules	53
Signatures	59

PART I

PART I

ITEM 1.   BUSINESS

Global Arena Holding Inc. (“GAHI or the Company”), a Delaware corporation, is organized as a holding company, specializing in elections technology software and hardware. GAHI became a public company on May 18, 2011 when it successfully completed a reverse merger with China Stationary and Office Supply, Inc. (CSOF), an OTC Bulletin Board company.

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

On May 20, 2015, the Company entered into an agreement and plan of merger with BTC.  Under this agreement, BTC will merge with GAHI Acquisition Corp., and GAHI Acquisition Corp. will be the surviving corporation.  As consideration for the merger, the Company will reserve a number of shares equal to 1/3 the total issued and outstanding of the Company to be issued to BTC shareholders.  On October 20, 2015, the parties agreed to extend the closing date of the merger to December 15, 2015.  This agreement expired on December 15, 2015.

Concurrently, on October 20, 2015, the Company paid $125,000 in cash and authorized the issuance to Nikolaos Spanos of 1,377,398 of its common shares and 1,993,911 warrants to purchase its common shares at the exercise price of $.10 per common share with an exercise period of three years.  The common shares and warrants are being issued for the purchase of 1,000,000 common shares of Blockchain Technologies Corporation (“BTC”).  Said common shares represent ten (10) percent of the outstanding equity in BTC.  The securities are issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933.

Acquisition of Election Services Solutions, LLC

On February 25, 2015, Global Election Services, Inc., (GES) a majority owned subsidiary was incorporated under the laws of the State of Delaware. GES provides comprehensive technology-enabled election services primarily for organized labor associations. The key employees were previously employed by Election Service Solutions, LLC (“ESS)

GES has an amended term sheet in place for the asset purchase of ESS assets for the sum of $550,000. Management is currently negotiating the closing and expects to close in the 2nd Quarter of 2018. The proceeds will be used to buy only the assets of ESS and pay off all existing debts/loans. Their current clients include United States and International labor unions, Residential Organizations, Co-Op and Condominiums, Private Colleges and Universities and Trade Organizations.

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

The Company’s senior management team has conducted over 8,500 elections, involving more than 40,000,000 voters. Each organized labor election result requires an election certification submitted to the US Department of Labor, and for over 35 years, not one of our elections has been overturned.

Management believes there are 3 significant opportunities to increase market share:

1)The Company is growing our existing organized labor/union business by using our new registration and OMR/OCR/Barcode scanning software for Paper/Mail ballots in conjunction with the introduction of online voting which we believe will save our clients significant dollars in the reduction of printing and US Mail.

2)The Company, working with its joint venture partner Voting Portals LLC, will expand its online voting platforms for Residential Organizations, Co-Ops and Condos, and other Associations.

3)The Company plans to enter the Political Party/ US Government elections market in the 2nd quarter of 2019, providing registration and software solutions for paper ballot elections administered by US municipalities. We intend to use our new registration and OMR/OCR/Barcode scanning technology in Paper/Mail Ballots and incorporate our newly developed registration system and wherever possible, specific registration systems based on Blockchain patents we invested in on September 30, 2015. The Company, with its current software developers, is exploring the use of US Patent #9,608,829, issued March 28, 2017; System and Method for Creating a Multi-Branched Blockchain with Configurable Protocol Rules which claims priority over; Provisional application No. 62/090,370 entitled “Use of Blockchain Database to Enhance Security of Support Secure Electronic Voting and Election Result Tabulation” filed Aug. 6, 2014.

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

•Building an interface that is instinctive and user-friendly

•Customizing for specific sectors’ rules and requirements

•Allowing for scalability while maintaining integrity

•Growing our client list by offering high quality technology solutions

Registration Software

HCAS identified Imaging 101, a technology company based in Ft. Lauderdale, FL that worked with GES to create a very specific registration software that functions in authenticating and registering voting members in a data look-up system. It is important for the Company to build a system that keeps members information secure and phase two of this system development is to develop registration systems with Blockchain

Technology. In the event of an In-Person election, a voter ID can be scanned or any information typed in to pull that voter up. A digital signature can also be captured and saved for the final list of ‘Who Voted”. In the event of a Mail Ballot, a barcode on a Business Reply Envelope is scanned and the status of that member is identified. If the member is not eligible to vote, that ballot is removed from count. Because we must account for every single ballot, the system has multiple reporting options where we may deliver to the client the list of members who mailed in a ballot but were not able to vote, detailing the reason.  This software was successfully deployed in the 3rd quarter for an organized labor election held at one location for over 44,500 members, and in the 4thth quarter an election held at 4 geographically separate locations, for 18,000 members involving 12 trained GES staff, each working with individual hardware and software, who simultaneously conducted registration of voters to determine voter eligibility.

Scanning and Tabulation Software

The software is advanced OMR/OCR/Barcode scanning and tabulation software featuring de-skewing, de-speckling and image correction. The computer hardware was designed to run without Internet or Wi-Fi access and is hard wired, ensuring complete security. The system allows for triple auditing capabilities, which are; electronically generated tabulation results, jpeg imaging and storage, and the original physical ballot. This advancement gives GES the ability to tabulate elections faster and more efficiently, and brings the opportunity for GES to compete for larger elections. GES began deploying this system in our elections during the third quarter of 2017.  This software was successfully deployed in the 3rd quarter for an organized labor election held at one location for over 44,500 members, and in the 4thth quarter an election held at 4 geographically separate locations, for 18,000 members involving 12 trained GES staff, each working with individual hardware and software, who simultaneously conducted scanning and tabulation of the ballots.

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

Government Elections

The Company amended its plans to enter the Political Party/ US Government elections market in the 2nd quarter of 2019, providing registration and software solutions for paper ballot elections administered by US municipalities. The Company is currently preparing to acquire the qualifications and certifications.  We intend to use our new registration and OMR/OCR/Barcode in Paper/Mail Ballots and incorporate our newly developed registration system.  The Company, wherever possible, will deploy specific registration systems based on US Patent #9,608,829, issued March 28, 2017; System and Method for Creating a Multi-Branched Blockchain with Configurable Protocol Rules which claims priority over; Provisional application No. 62/090,370 entitled “Use of Blockchain Database to Enhance Security of Support Secure Electronic Voting and Election Result Tabulation” filed Aug. 6, 2014.

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

The National Conference of State Legislatures recently announced that 22 states have provisions allowing certain elections to be conducted entirely by mail. As of January 2017, three of these states, Oregon, Washington and Colorado hold all elections entirely by mail. California will begin all mail in 2018

GAHI Acquisition Corp.

This Company formed on May 20, 2015 for the investment in Blockchain Technologies Corporation and other software system development. GAHI purchased 10% of Blockchain Technologies Corp. on September 30, 2015 with the intention to use their United States Patent in Elections Administration. The Company’s Board of Directors is currently reviewing opportunities of GAHI Acquisition Corp.  GAHC does not trade crypto currency, nor participate in Initial Coin Offerings.

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

Growth Strategy for the Company

The Companies Management believes the proprietary registration and scanning software developed in 2017 using advanced OMR/OCR/Barcode scanning and tabulation software featuring de-skewing, de-speckling and image correction will give the Company a competitive advantage in the elections market in 2019 and 2020.The Company has also focused on developing comprehensive voter registration using Blockchain Technology with other individual software companies.

Employees

The Company currently has four full-time employees.

ITEM 1A.  RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The Company maintains a holding address at 208 East 51 Street, Suite 112, New York, NY 10022.  During the years ended December 31, 2018 and 2017, the Company paid $14,664 and $209,517 for all office, storage, and other expenses, respectively.

ITEM 3.  LEGAL PROCEEDINGS.

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On October 10, 2013, GACOM settled a complaint with the National Futures Association for a fine of $50,000 for certain noncompliance with Commodity Futures Trading Commission regulations.  The fine has not been paid and is included in accounts payable and accrued expenses at December 31, 2018 and December 31, 2017.  The Company is currently attempting to adjudicate and settle this fine.

On November 5, 2015, one of the Company’s prior attorneys commenced an action against GAHI, seeking payment of $27,518 in unpaid legal fees. This amount is included in accounts payable. On June 22, 2017, the Company made a $5,000 payment adding to the previous payments totaling $22,518 in 2016.  The Company made a final payment and the matter has been discharged.

On December 26, 2017, the Company entered into a settlement agreement with a prior attorney with regards to outstanding legal fees owed.  Pursuant to this settlement agreement, the Company paid $25,000 on January 5, 2018, and $ 25,000 on February 5, 2018, and was required to pay an additional $200,000 during 2018. The $ 200,000 settlement is in default, and is carried in the accounts payable, however the Company is in the process of settling the outstanding balance.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5.  MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

   Item 5(a)

a)  Market Information.  The Company began trading publicly on the NASD Over the Counter Bulletin Board on July 19, 2006.  We began trading under the symbol GAHC on May 27, 2011, and now trade under the symbol “GAHC.OB”.  The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

b)  Holders.  At May 20, 2019, there were approximately 154 shareholders of record of our common stock.

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

The stock-based compensation related to stock options, included in stock compensation expense in the consolidated statements of operations, was $0 and $972,000 for the years ended December 31, 2018 and 2017, respectively.

A summary of the option activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2016	3,000,000	0.07	3.63	-
Granted	45,000,000	0.02
Exercised	-
Forfeited/Canceled	-
Outstanding, December 31, 2017	48,000,000	0.03	4.80	549,000
Granted	-
Exercised	-
Forfeited/Canceled	-
Outstanding, December 31, 2018	48,000,000	0.03	3.80	-
Exercisable, December 31, 2018	48,000,000	0.03	3.80	-

e)  Performance graph.  Not applicable.

f)  Sale of unregistered securities.

Common Shares

During the year ended December 31, 2018, the Company issued 200,004,307 shares of common stock for convertible promissory notes payable of $554,560 and accrued interest of $105,925.  Also, the Company issued 64,160,521 shares of stock for settlements of $293,219.  The shares were valued based on the market price on the grant date.  In addition, the Company issued 30,743,885 shares of common stock for the conversion of 30,000 shares of Series B Preferred Stock.

Warrants

A summary of warrant activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2016	110,149,478	0.080	2.17	2,140
Granted	241,759,782	0.006
Exercised	-
Forfeited/Canceled	(14,517,245)	0.220
Outstanding, December 31, 2017	337,392,015	0.020	2.08	8,634,053
Granted	161,493,143	0.016
Exercised	-
Forfeited/Canceled	(32,608,568)	0.100
Outstanding, December 31, 2018	466,276,590	0.013	1.95	14,560
Exercisable, December 31, 2018	466,276,590	0.013	1.95	14,560

During the year ended December 31, 2018, the Company issued a total of 157,993,143 warrants in connection with a new convertible promissory note payable. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

•Expected life of 3-5 years

•Volatility of 314% - 337%;

•Dividend yield of 0%;

•Risk free interest rate of 2.06% - 2.74%

During the year ended December 31, 2018, the Company issued 3,500,000 warrants to a consultant for services rendered valued at $14,603. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

•Expected life of 3 years

•Volatility of 328%;

•Dividend yield of 0%;

•Risk free interest rate of 2.68%

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

Liquidity and Capital Resources

As of December 31, 2018, the Company has an accumulated deficit of $25,021,933 and a working capital deficiency of $6,847,657.  Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

For the year ended December 31, 2018, the Company recorded a net income of $7,919,520.  We recorded an amortization of debt discount of $1,986,876, a change in fair value of derivative liability of $12,790,971, and non-cash financing costs of $1,101,610.  We recorded convertible promissory notes payable issued for penalty interest of $392,676, common stock issued for settlements of $293,219, and the fair value of warrants issued for services of $14,603.  We recorded the following changes in current assets and liabilities: a change in deferred revenue of $5,009, a change in accounts payable of $405,650, and a change of accrued expenses of $508,813.  As a result, we recorded net cash used in operating activities of $984,313 for the year ended December 31, 2018.

For the year ended December 31, 2018, we made a payment of $79,500 as a deposit for acquisition, resulting in net cash used in investing activities for the period.

For the year ended December 31, 2018, we received $1,109,000 as proceeds from convertible promissory notes payable.  We repaid convertible promissory notes payable of $22,500.  As a result, we had net cash provided by financing activities of $1,086,500 for the year ended December 31, 2018.

Management believes that it will be able to continue its operations and further advance its business plans. However, management cannot give assurances that such plans will materialize and be successful in the near term or on terms advantageous to the Company, or at all. Should the Company not be successful in its business plans or obtain additional financing, the Company would need to curtail certain or all of its operating activities.

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. For the years ended December 31, 2018 and 2017, our auditors have included a “going concern” modification in their auditors’ reports.  A “going concern” modification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot presently be determined.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve our operating results

Results of Operations for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Revenues for the year ended December 31, 2018 were $716,517 compared to $532,666 for the year ended December 31, 2017, an increase of $183,851.  The majority of our clients hold elections on a three year cycle.  This increase in revenues is due primarily to increased elections held during this year.

Salaries and benefits totaled $377,977 for the year ended December 31, 2018 compared to $733,514 for the year ended December 31, 2016, a decrease of $355,537.  This decrease was due primarily to the stock compensation granted in 2017, which was not granted in 2018.

Professional fees for the year ended December 31, 2018 totaled $293,667 compared to $481,315 for the year ended December 31, 2017, a decrease of $187,648.  This decrease is primarily due to the reduced legal activities during the year ended December 31, 2018.

For the year ended December 31, 2018, we paid marketing and advertising expenses of $5,352 compared to the $21,000 paid in the year ended December 31, 2017.  We paid software development expenses of $111,709 in 2018 compared to $144,959 in 2017, we paid printing costs of $186,015 in 2018 compared to $105,987 in 2017, and we paid general and administrative expenses of $617,607 in 2018 compared to $1,689,630 in 2017.  These decreases are all due to efforts to reduce overhead during the year ended December 31, 2018.

Total operating expenses for the year ended December 31, 2018 were $875,810 compared to $2,643,739 for the year ended December 31, 2017, a decrease of $1,767,929 principally due to reasons discussed above.

Contractual Obligations

Our significant contractual obligations as of December 31, 2018, are as follows:

				More than
	Less than	One to three	Three to five	Five
	One Year	Years	Years	Years	Total
Convertible notes payable	$3,639,165	$-	$-	$-	$3,639,165

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

412 W. Broadway, Suite 301

Glendale, California 91204

818-248-6325

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Global Arena Holding Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Arena Holding Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the years in the two year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Glendale, California

May 20, 2019

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2018 AND 2017

	December 31,	December 31,
	2018	2017
ASSETS

Current Assets:
Cash and cash equivalents	$43,574	$20,887
Total current assets	43,574	20,887

Deposit for proposed acquisition	501,150	421,650
Investment	284,270	284,270
Other assets	3,346	3,346
TOTAL ASSETS	$832,340	$730,153

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$316,986	$722,636
Accrued expenses	1,423,842	1,020,954
Convertible promissory notes payable, net of debt discount of $297,608 and $760,942	3,639,165	2,179,215
Promissory notes payable	230,000	230,000
Deferred revenue	12,000	17,009
Derivative liability	1,269,238	12,303,572
Total current liabilities	6,891,231	16,473,386

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 2,000,000 shares authorized; Series B preferred stock; 250,000 shares authorized 60,000 and 90,000 issued and outstanding	60	90
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 934,568,736 and 639,660,023 shares issued and outstanding	934,569	639,660
Additional paid-in capital	18,028,413	16,558,470
Accumulated deficit	(25,021,933)	(32,941,453)
Total stockholders' deficit	(6,058,891)	(15,743,233)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$832,340	$730,153

See notes to consolidated financial statements

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Years Ended December 31,
	2018	2017

Revenues:
Services	$716,517	$532,666

Operating expenses:
Salaries and benefits	377,977	733,514
Marketing and advertising	5,352	21,000
Software development	111,709	144,959
Professional fees	293,667	481,315
General and administrative	617,607	1,689,630
Printing	186,015	105,987
Total operating expenses	1,592,327	3,176,405

Loss from operations	(875,810)	(2,643,739)

Other expenses:
Interest expense and financing costs	(4,163,988)	(5,441,958)
Other income	168,347
Change in fair value of derivative liability	12,790,971	(5,603,003)
Total operating expenses	8,795,330	(11,044,961)

Income (loss) before provision for taxes	7,919,520	(13,688,700)

Provision for income taxes	-	-

Net income (loss)	$7,919,520	(13,688,700)

Weighted average shares outstanding - basic and diluted	779,840,176	446,122,941

Earnings (loss) per share - basic and diluted	$0.01	$(0.03)
	$0.01	$(0.03)

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIENCY) FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2016	-	$ -	314,350,165	$314,350	$13,374,487	$(19,252,753)	$(5,563,916)

Issuance of common stock for convertible promissory notes and accrued interest			314,783,542	314,783	580,129		894,912
Issuance of common stock for services			10,526,316	10,527	49,473		60,000
Issuance of series B preferred stock for cash	90,000	90			899,910		900,000
Fair value of warrants issued for services					153,132		153,132
Fair value of stock options issued for services					972,000		972,000
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt					529,339		529,339
Net loss						(13,688,700)	(13,688,700)

Balance, December 31, 2017	90,000	90	639,660,023	639,660	16,558,470	(32,941,453)	(15,743,233)

Issuance of common stock for convertible promissory notes and accrued interest			200,004,307	200,004	460,481		660,485
Issuance of common stock for settlements			64,160,521	64,161	229,058		293,219
Issuance of common stock for conversion of series B preferred stock	(30,000)	(30)	30,743,885	30,744	(30,714)		-
Fair value of warrants issued for services					14,603		14,603
Fair value of stock options issued for services							-
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt					796,515		796,515
Net income						7,919,520	7,919,520

Balance, December 31, 2018	60,000	$ 60	934,568,736	$934,569	$18,028,413	$(25,021,933)	$(6,058,891)

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Years Ended December 31,
	2018	2017

OPERATING ACTIVITIES:
Net income (loss)	$7,919,520	$(13,688,700)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discount	1,986,876	656,983
Change in fair value of derivative liability	(12,790,971)	5,603,003
Non-cash financing costs	1,101,610	4,238,425
Convertible promissory notes payable issued for penalty interest	392,676	138,321
Common stock issued for services	-	60,000
Common stock issued for settlements	293,219	-
Fair value of warrants issued for services	14,603	153,132
Fair value of vested stock options	-	972,000
Change in current assets and liabilities:
Deferred revenue	(5,009)	7,009
Accounts payable	(405,650)	138,162
Accrued expenses	508,813	396,825
Net cash used in operating activities	(984,313)	(1,324,840)

INVESTING ACTIVITIES:
Payment of deposit for acquisition	(79,500)	(380,000)
Net cash used in investing activities	(79,500)	(380,000)

FINANCING ACTIVITIES:
Proceeds from convertible promissory notes payable	1,109,000	1,174,500
Proceeds from the issuance of series B preferred stock	-	900,000
Repayment of convertible promissory notes payable	(22,500)	(363,000)
Net cash provided by financing activities	1,086,500	1,711,500

NET INCREASE IN CASH	22,687	6,660

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	20,887	14,227

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$43,574	$20,887

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Allocated value of warrants and beneficial conversion features related to debt	$2,469,618	$5,219,727
Debt converted to common stock	$616,985	$894,912

See notes to consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

On May 20, 2015, the Company incorporated a wholly owned subsidiary in the State of Delaware called “GAHI Acquisition Corp.”  This entity was to be the merger subsidiary for the potential acquisition of Blockchain Technologies Corp. (See Note 9) The Board of Directors is currently reviewing potential opportunities, for this entity.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company has generated recurring losses from operations and cash flow deficits from its operations since inception and has had to continually borrow to continue operating. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations.  In May, 2015, the Company entered into an agreement and plan of merger with Blockchain Technologies Corporation (“BTC”), which holds provisional patents and intellectual property for creating a new Elections Blockchain technology. In October, 2015, the Company acquired 10% of the outstanding equity in BTC. The management of the Company is also in negotiations with other companies it believes could be beneficial to the Company’s operations. The Company continues to raise funds from the issuance of additional convertible promissory note. Management is hopeful that with its new focus on business acquisitions and their ability to raise additional funds that the Company should be able to continue as a going concern.

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

	December 31,
	2018	2017
Options	48,000,000	48,000,000
Warrants	466,276,590	337,392,015
Convertible notes	2,305,126,959	331,182,784
Total	2,819,403,549	716,574,799

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

Revenue Recognition

Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers ("Topic 606"), became effective for the Company on January 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the "modified retrospective" transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily from election services, and the Company has no significant post-delivery obligations, this new standard did not result in a material recognition of revenue on the Company’s accompanying consolidated financial statements for the cumulative impact of applying this new standard. The Company made no adjustments to its previously-reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

Revenue from election services are recognized under Topic 606 in a manner that reasonably reflects the delivery of its services to customers in return for expected consideration and includes the following elements:

•executed contracts with the Company’s customers that it believes are legally enforceable;

•identification of performance obligations in the respective contract;

•determination of the transaction price for each performance obligation in the respective contract;

•allocation the transaction price to each performance obligation; and

•recognition of revenue only when the Company satisfies each performance obligation.

Revenue  is recognized when the Company completes its obligations under the contracts with its customers and revenue is generally recognized at the presentation date of the certification of the election results. The payments received in advance are recorded as deferred revenue on the balance sheet. Should an election not proceed, all non-refundable deferred revenue will be recognized as revenue.

:

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

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of December 31, 2018 and 2017.

	Fair Value	Fair Value Measurements at
	As of	December 31, 2018
Description	December 31, 2018	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$1,269,238	$-	$1,269,238	$-

Total	$1,269,238	$-	$1,269,238	$-

	Fair Value	Fair Value Measurements at
	As of	December 31, 2017
Description	December 31, 2017	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$12,303,572	$-	$12,303,572	$-

Total	$12,303,572	$-	$12,303,572	$-

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

Reclassifications

Certain prior period amounts were reclassified to conform to the manner of presentation in the current period. These reclassifications had no effect on the net loss or stockholders’ deficit.

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The adoption of this ASU did not have an impact on its financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of this ASU did not have an impact on its financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of this ASU did not have an impact on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.   Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein.  Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company adopted this ASU beginning on January 1, 2018 and used the modified prospective method of adoption.  The adoption of this ASU did not have a material impact on the Company’s financial statements and disclosures.

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

NOTE 4 - PROMISSORY NOTES PAYABLE

In March 2014, the Company issued two promissory notes for a total of $230,000. The interest rate is the short-term applicable federal rate as determined by the Internal Revenue Service for the calendar month plus 10%. These two promissory notes are due on June 30, 2019, as amended.

NOTE 5 - CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes payable at December 31, 2018 and  2017 consist of the following:

	2018	2017
Convertible promissory notes with interest at 12% per annum, convertible into common shares at a fixed price ranging from $0.01 to $0.25 per share. Maturity dates through December 31, 2019, as amended.	$1,939,000	$1,552,500
Convertible promissory notes with interest at 12% per annum, convertible into common shares at a price ranging from $0.08 to $0.14 or a 50% to 60% discount from the lowest trade price in the 20-25 trading days prior to conversion (as of December 31, 2018 the conversion price would be $0.001 to $0.008 per share). Maturity dates through December 31, 2019, as amended.	1,717,701	808,157
Convertible promissory notes with interest at 8% per annum, convertible into common shares at a fixed price of $0.02 per share. The maturity date is September 30, 2019, as amended.	213,572	205,000
Convertible promissory notes with interest at 12% per annum, convertible into 3% of the common shares of GES. The maturity dates through December 31, 2019, as amended.	591,500	406,500
Total convertible promissory notes payable	4,461,773	2,972,157
Unamortized debt discount	(297,608)	(760,942)
Convertible promissory notes payable, net discount	4,164,165	2,211,215
Less notes receivable collateralized by convertible promissory notes payable	(525,000)	(32,000)
	3,639,165	2,179,215
Less current portion	(3,639,165)	(2,179,215)
Long-term portion	$-	$-

During the year ended December 31, 2018, the Company issued convertible promissory notes payable totaling $982,000 to one investor for which the Company received $335,000 in cash and notes receivable from the same investor totaling $575,000.  During the year ended December 31, 2018, the Company received $50,000 from a note receivable.  These convertible promissory notes payable also contained an original issue discount of $72,000.  Since the notes receivable were issued to the Company as payment for certain convertible promissory notes payable, the Company has not presented these notes receivable as an asset, but as an offset to the convertible promissory notes payable balance as the investor has the right of offset.

A rollforward of the convertible promissory notes payable from December 31, 2016 to December 31, 2018 is below:

Convertible promissory notes payable, December 31, 2016	$2,280,021
Issued for cash	1,174,500
Issued for penalty interest	138,321
Issued for original issue discount	47,895
Repayment for cash	(363,000)
Conversion to common stock	(726,308)
Debt discount related to new convertible promissory notes	(1,029,197)
Amortization of debt discounts	656,983
Convertible promissory notes payable, December 31, 2017	2,179,215
Issued for cash	1,109,000
Issued for penalty interest	392,676
Issued for original issue discount	72,000
Repayment for cash	(22,500)
Conversion to common stock	(554,560)
Debt discount related to new convertible promissory notes	(1,523,542)
Amortization of debt discounts	1,986,876
Convertible promissory notes payable, December 31, 2018	$3,639,165

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

	December 31,	December 31,
	2018	2017
Risk-free interest rate	2.51%	1.76%
Expected life of the options (Years)	0.43	0.12
Expected volatility	314%	479%
Expected dividend yield	0%	0%

Fair Value	$1,269,238	$12,303,572

A rollforward of the derivative liability from December 31, 2016 to December 31, 2018 is below:

Derivative liabilities, December 31, 2016	$2,010,181
Conversion features related to new convertible promissory notes	4,690,388
Change in fair value of derivative liabilities	5,603,003
Derivative liabilities, December 31, 2017	12,303,572
Conversion features related to new convertible promissory notes	1,756,637
Change in fair value of derivative liabilities	(12,790,971)
Derivative liabilities, December 31, 2018	$1,269,238

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

During the year ended December 31, 2017, the Company sold 90,000 shares of Series B Preferred Stock for cash proceeds of $900,000.  During the year ended December 31, 2018, 30,000 of these preferred shares were converted into 30,743,885 shares of common stock

Common Stock

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

During the year ended December 31, 2018, the Company issued 200,004,307 shares of common stock for convertible promissory notes payable of $554,560 and accrued interest of $105,925.  Also, the Company issued 64,160,521 shares of stock for settlements of $293,219.  The shares were valued based on the market price on the grant date.  In addition, the Company issued 30,743,885 shares of common stock for the conversion of 30,000 shares of Series B Preferred Stock.

Option Activity

A summary of the option activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2016	3,000,000	0.07	3.63	-
Granted	45,000,000	0.02
Exercised	-
Forfeited/Canceled	-
Outstanding, December 31, 2017	48,000,000	0.03	4.80	549,000
Granted	-
Exercised	-
Forfeited/Canceled	-
Outstanding, December 31, 2018	48,000,000	0.03	3.80	-
Exercisable, December 31, 2018	48,000,000	0.03	3.80	-

Warrant Activity

A summary of warrant activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2016	110,149,478	0.080	2.17	2,140
Granted	241,759,782	0.006
Exercised	-
Forfeited/Canceled	(14,517,245)	0.220
Outstanding, December 31, 2017	337,392,015	0.020	2.08	8,634,053
Granted	161,493,143	0.016
Exercised	-
Forfeited/Canceled	(32,608,568)	0.100
Outstanding, December 31, 2018	466,276,590	0.013	1.95	14,560
Exercisable, December 31, 2018	466,276,590	0.013	1.95	14,560

During the year ended December 31, 2018, the Company issued a total of 157,993,143 warrants in connection with a new convertible promissory note payable. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

•Expected life of 3-5 years

•Volatility of 314% - 337%;

•Dividend yield of 0%;

•Risk free interest rate of 2.06% - 2.74%

During the year ended December 31, 2018, the Company issued 3,500,000 warrants to a consultant for services rendered valued at $14,603. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

•Expected life of 3 years

•Volatility of 328%;

•Dividend yield of 0%;

•Risk free interest rate of 2.68%

NOTE 8 – INCOME TAXES

As of December 31, 2018, the Company had approximately $18,700,000 of federal net operating loss carryforwards available to offset future taxable income.  These net operating losses which, if not utilized, begin expiring in 2029. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s net operating loss carryforwards may be subject to an annual limitation in the event of a change of control.

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

FASB ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized.  A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the length of carryback and carryforward periods, and expectations of future profits, etc.  The Company believes that significant uncertainty exists with respect to the future realization of the deferred tax assets and has therefore established a full valuation allowance as of December 31, 2018 and 2017.  The change in the deferred tax valuation allowance increased (decreased) by approximately $676,000 and $(2,119,000) during the years ended December 31, 2018 and 2017, respectively.  The decrease in 2017 was a result of a reduction of federal income tax rate from 34% to 21% offset additional operating losses and in 2017.  The increase in 2018 was a result of additional net operating losses.

The components of deferred tax assets (liabilities) at December 31, 2018 and 2017 are as follows:

	2018	2017
Deferred income tax asset
Net operating loss carryforwards	$5,284,000	$4,608,000
Less: valuation allowance	(5,284,000)	(4,608,000)
Net deferred tax asset	$-	$-

The Company evaluated the provisions of FASB ASC 740 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.”  A liability is recognized (or amount of net operating loss carryforward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FASB ASC 740. Interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “interest expense, net” in the statement of operations.  Penalties would be recognized as a component of “general and administrative expenses.”  No interest or penalties were recorded during the years ended December 31, 2018 and 2017.  As of December 31, 2018 and 2017, no liability for unrecognized tax benefits was required to be reported.

The Company files income tax returns in the United States and in New York State and City.  The Company is no longer subject to Federal, state and local income tax examinations by the tax authorities for tax years prior to 2014.

The reconciliation between the statutory federal income tax rate and the Company’s effective rate for the years ended December 31, 2018 and 2017 is as follows:

	2018	2017

Federal statutory rates	21.0%	(34.0%)
State income taxes, net of federal benefit	6.0%	(6.0%)
Non-deductible expenses	(32.8%)	34.4%
Valuation allowance against net deferred tax assets	5.8%	5.6%
Effective rate	0.0%	0.0%

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On October 10, 2013, GACOM settled a complaint with the National Futures Association for a fine of $50,000 for certain noncompliance with Commodity Futures Trading Commission regulations.  The fine has not been paid and is included in accounts payable and accrued expenses at December 31, 2018 and December 31, 2017.  The Company is currently attempting to adjudicate and settle this fine.

On November 5, 2015, one of the Company’s prior attorneys commenced an action against GAHI, seeking payment of $27,518 in unpaid legal fees. This amount is included in accounts payable. On June 22, 2017, the Company made a $5,000 payment adding to the previous payments totaling $22,518 in 2016.  The Company made a final payment and the matter has been discharged.

On December 26, 2017, the Company entered into a settlement agreement with a prior attorney with regards to outstanding legal fees owed.  Pursuant to this settlement agreement, the Company paid $25,000 on January 5, 2018, and $ 25,000 on February 5, 2018, and was required to pay an additional $200,000 during 2018. The $ 200,000 settlement is in default, and is carried in the accounts payable, however the Company is in the process of settling the outstanding balance.

NOTE 10– AGREEMENTS

On June 28, 2018, the Company entered into an application development and services agreement with Synectic Advisors.  Under the terms of the agreement Synectic Advisors will connect the election software programs to the Blockchain. Under the terms of the agreement, the Company will pay $85,000, 4.99% of the Company’s common stock, upon approval of the corporate actions at the 2019 annual meeting, and a 6% net revenue participation. On August 2, 2018 the Company made a $20,000 payment and work is ongoing.

NOTE 11– SUBSEQUENT EVENTS

On May 13, 2019, the Company entered into a joint venture agreement with Voting Portals, LLC (VP), a Florida limited liability company.  Pursuant to this agreement, the joint venture will be making use of the VP online e-voting web portal solutions and proprietary e-voting software programs to service and fulfill GES’s clients’ online elections and other e-voting events pursuant to the terms of the agreement, as well as any other ventures and relationships agreed to pursuant to the goals of the agreement. The Agreement was amended and as part of this agreement, the Company will be issuing 10,000,000 common shares to VP for services rendered, upon approval of the corporate actions at the 2019 annual meeting.  VP will own 100% of the rights to the software, while GES will be responsible for all administrative and other election procedures.  The closing of this transaction will occur upon the approval of certain corporate actions at the 2019 annual meeting.

On May 13, 2019, the Company amended the master services agreement with HCAS Technologies (the “MSA”), Under the MSA, the Company will be acquiring information technology services and management from HCAS Technologies, as well as retaining Mr. Magdiel Rodriguez to act as Chief Information Officer. Pursuant to this Amended MSA, the Company will issue a total of 30,000,000 warrants to purchase the Company’s common shares at a price of $0.005 as consideration for the services of HCAS and Mr. Magdiel. The closing of this transaction will occur upon the approval of certain corporate actions at the 2019 annual meeting.

On May 10, 2019, the Company entered into an asset purchase agreement with Election Services Solutions, LLC (the “APA”).  Under the APA, the Company will purchase 100% of the assets of Election Services Solutions, LLC.  The Company will pay $550,000, of which $501,150 has already been paid, and issue 20,000,000 common shares to purchase these assets under this APA. The closing of this transaction will occur upon the approval of certain corporate actions at the 2019 annual meeting.

Subsequent to December 31, 2018, the Company issued promissory notes totaling $107,500.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Controls and Procedures.

During the year ended December 31, 2018, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2018. Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures were not effective as of December 31, 2018 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Resumes

John Matthews, age 57, has served as the Chief Executive Officer, Chief Financial Officer, and director of Global Arena Holding Inc. Mr. Matthews has served as the Chairman of Global Election Services since 2015 and a Director of GAHI Acquisition Corp. since 2015.  In these positions, he has directed the investment into Blockchain Technologies Corp and has initiated the upgraded elections software and hardware applications covering registration, election tabulation, and reporting.  Mr. Matthews has been involved in United States politics since the 1980s, having worked on and for numerous State, Congressional and Presidential elections.  Mr. Matthews worked on Senator Daniel Patrick Moynihan’s campaign for the US Senate in 1988 and concurrently served as Senator Moynihan’s Director of the Senator’s New York Office acting as the Senator’s senior Ombudsman, and was responsible for all constituent services and legislative initiatives. Mr. Matthews served as the Chairman and Chief Executive Officer of the Company’s former subsidiary, Global Arena Capital Corp., a registered broker dealer, from 2007 to 2014.  Global Arena Capital Corp. was sold in August 2014.  Prior to this, Mr. Matthews served as an officer in various United States broker dealers..  He received a BA from Long Island University in 1987.

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

Martin J. Doane, age 50, is a director of Global Arena Holdings Corp. since November 7, 2011. He has been a founding partner and CEO of Ubequity Capital since 2006.  He served as vice president and secretary of Northern Empire Energy Corporation from March 20, 2012 to September 4, 2013.  He was the chief executive officer of Adenyo Inc. from 2004 through 2009.  He has served as the chief executive officer of MeeMee Media Inc. since April 2013.  He was the vice president and secretary of EnDev Holdings Inc. from July 2010 to April 2013.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the Company must file a Form 4 reporting the acquisition or disposition of Company's equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply.  Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the Company's fiscal year.  Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder.  To our knowledge, based solely on a review of the copies of these reports furnished to it, the officers, directors, and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements during 2018.

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

INDEMNIFICATION OF OFFICERS OR PERSONS CONTROLLING THE COMPANY FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933, IS HELD TO BE AGAINST PUBLIC POLICY BY THE SECURITIES AND EXCHANGE COMMISSION AND IS THEREFORE UNENFORCEABLE.

ITEM 11. EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to our executive officers.

Summary Compensation Table

Name and Principal Position	Cash Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John Matthews	2018	228,850 (1)	-	-	-	228,850
CEO	2017	248,919 (2)	-	-	-	248,919

(1)Mr. Matthews received $79,250 as his salary from Global Arena and $149,600 from GES.

(2)Mr. Matthews received $138,919 as his salary and $110,000 as back owed salary from Global Arena.  In addition, he received $134,773 from GES.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the stock options outstanding to Global Arena's executive officers.

Option Awards

Outstanding Equity Awards at December 31, 2018

There are currently no equity awards outstanding.

Director Compensation

The following table set forth certain information as to the compensation paid to our Directors.

Summary Compensation Table

Name and Principal Position	Cash Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John S. Matthews	2018	228,850 (1)	-	-	-	228,850
Chairman	2017	248,919 (2)	-	-	-	248,919
Facundo Bacardi	2018	-	-	-		-
Director	2017	-	-	-	-	-
Martin Doane	2018	-	-	-		-
Director	2017	-	-	-	-	-

1)Mr. Matthews received $79,250 as his salary from Global Arena and $149,600 from GES.

2)Mr. Matthews received $138,919 as his salary and $110,000 as back owed salary from Global Arena.  In addition, he received $134,773 from GES.

Outstanding Equity Awards at Fiscal Year End

There are currently no equity awards outstanding.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of May 20, 2019, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

Name and Address	Amount	Percentage
John Matthews	2,842,028	0.29%
208 East 51 Street, Suite 112
New York, NY 10022

Facundo Bacardi (1)	0	0%
208 East 51 Street, Suite 112
New York, NY 10022

Martin Doane (1)	0	0%
208 East 51 Street, Suite 112
New York, NY 10022

All Officers and Directors as a Group (3 persons)	2,842,028	0.29%

1)On April 20, 2017, the Company authorized the issuance of 5,263,158 shares to both Mr. Bacardi and Mr. Doane.  As of May 20, 2019, these shares are unissued.

Based upon 960,539,957 outstanding common shares as of May 20, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the years ended December 31, 2018 and 2017 for professional services rendered by Raul Carrega for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the periods ended December 31, 2018 and 2017 were $53,000 and $40,000, respectively.

Audit related fees

The aggregate fees billed for the years ended December 31, 2018 and 2017 for assurance and related services by Raul Carrega that are reasonably related to the performance of the audit or review of the Company’s financial statements for those fiscal years were included in the above listed were $0 and $0, respectively.

Tax Fees

We incurred aggregate tax fees and expenses from Raul Carrega during the years ended December 31, 2018 and 2017 for professional services rendered for tax compliance, tax advice, and tax planning of $0 and $0, respectively.

All Other Fees

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.  All of the services described above for fiscal year 2018 were approved by the board of directors pursuant to its policies and procedures.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2018 and 2017

Statements of Operations for the years ended December 31, 2018 and 2017

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2018 and 2017

Statements of Cash Flows for the years ended December 31, 2018 and 2017

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

Date:  May 20, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/John Matthews	CEO, CFO Controller	May 20, 2019
Director,
/s/Facundo Bacardi	Director	May 20, 2019

/s/Martin Doane	Director	May 20, 2019