Form 10-Q
period 2019-03-31
Global Arena Holding, Inc.
filed 2019-06-20
CIK 1138724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2019

-OR-

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

Large accelerated filer [ ]	Non-accelerated Filer [ ]
Accelerated filer [ ]	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      ☐ [x]

The number of outstanding shares of the registrant's common stock,

June 20, 2019:  Common Stock  -  960,539,957

GLOBAL ARENA HOLDING, INC.

FORM 10-Q

For the three months ended March 31, 2019

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,883	$43,574
Total current assets	6,883	43,574

Deposit for proposed acquisition	501,150	501,150
Investment	284,270	284,270
Other assets	3,346	3,346
TOTAL ASSETS	$795,649	$832,340

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$330,986	$316,986
Accrued expenses	1,499,692	1,423,842
Convertible promissory notes payable, net of debt discount of $162,653 and $297,608	3,874,120	3,639,165
Promissory notes payable	230,000	230,000
Deferred revenue	23,000	12,000
Derivative liability	1,297,930	1,269,238
Total current liabilities	7,255,728	6,891,231

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 2,000,000 shares authorized; Series B preferred stock; 250,000 shares authorized 60,000 and 90,000 issued and outstanding	60	60
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 945,539,957 and 934,568,736 shares issued and outstanding	945,540	934,569
Additional paid-in capital	18,066,806	18,028,413
Accumulated deficit	(25,472,485)	(25,021,933)
Total stockholders' deficit	(6,460,079)	(6,058,891)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$795,649	$832,340

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
Revenues:
Services	$57,354	$28,009

Operating expenses:
Salaries and benefits	72,979	9,613
Marketing and advertising	-	1,545
Software development	-	27,613
Professional fees	66,213	269,288
General and administrative	74,785	121,756
Printing	3,055	3,000
Total operating expenses	217,032	432,815

Loss from operations	(159,678)	(404,806)

Other expenses:
Interest expense and financing costs	(262,182)	(1,710,906)
Change in fair value of derivative liability	(28,692)	8,835,100
Total other expenses	290,874	7,124,194

Income (loss) before provision for taxes	(450,552)	6,719,388

Provision for income taxes	-	-

Net income (loss)	$(450,552)	$6,719,388

Weighted average shares outstanding - basic and diluted	937,006,785	676,786,210

Earnings (loss) per share - basic and diluted	$(0.00)	$0.01
	$(0.00)	$0.01

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2018	60,000	$60	934,568,736	$934,569	$18,028,413	$(25,021,933)	$(6,058,891)

Issuance of common stock for accrued interest			10,971,221	10,971	(4,827)		6,144
Fair value of stock options issued for services							-
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt					43,220		43,220
Net loss						(450,552)	(450,552)

Balance, March 31, 2019	60,000	$60	945,539,957	$945,540	$18,066,806	$(25,472,485)	$(6,460,079)

	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2017	90,000	$90	639,660,023	$639,660	$16,558,470	$(32,941,453)	$(15,743,233)

Issuance of common stock for convertible promissory notes and accrued interest			52,810,597	52,811	318,831		371,642
Issuance of common stock for conversion of series B preferred stock	(30,000)	(30)	30,743,885	30,744	(30,714)		-
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt					378,364		378,364
Net income						6,719,388	6,719,388

Balance, March 31, 2018	60,000	$60	723,214,505	$723,215	$17,224,951	$(26,222,065)	$(8,273,839)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES:
Net income (loss)	$(450,552)	$6,719,388

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discount	178,175	351,291
Change in fair value of derivative liability	28,692	(8,835,100)
Non-cash financing costs	-	992,963
Convertible promissory notes payable issued for penalty interest	-	221,676
Change in current assets and liabilities:
Deferred revenue	11,000	86,144
Accounts payable	14,000	(1,480)
Accrued expenses	81,994	148,696
Net cash used in operating activities	(136,691)	(316,422)

INVESTING ACTIVITIES:
Payment of deposit for acquisition	-	(44,500)
Net cash used in investing activities	-	(44,500)

FINANCING ACTIVITIES:
Proceeds from convertible promissory notes payable	122,500	409,000
Repayment of convertible promissory notes payable	(22,500)	-
Net cash provided by financing activities	100,000	409,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(36,691)	48,078

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	43,574	20,887

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$6,883	$68,965

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Allocated value of warrants and beneficial conversion features related to debt	$47,003	$1,976,963
Debt converted to common stock	$6,144	$371,642

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

On May 20, 2015, the Company incorporated a wholly owned subsidiary in the State of Delaware called “GAHI Acquisition Corp.”  This entity was to be the merger subsidiary for the potential acquisition of Blockchain Technologies Corp. The Board of Directors has directed GAHC to cause GAHI to explore opportunities in the energy and minerals business, which may provide investment opportunities, including possibly providing blockchain technology software to energy companies.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the financial condition of the Company and its operating results for the respective periods. The condensed consolidated balance sheet at December 31, 2018 has been derived from the Company's audited consolidated financial statements. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission. The results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company has generated recurring losses from operations and cash flow deficits from its operations since inception and has had to continually borrow to continue operating. In addition, certain of the Company’s debt is in default as of March 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations.  The Company continues to raise funds from the issuance of additional convertible promissory note. Management is hopeful that with their ability to raise additional funds that the Company should be able to continue as a going concern.

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

	March 31,
	2019	2018
Options	48,000,000	3,000,000
Warrants	466,276,590	382,676,825
Convertible notes	1,056,924,578	611,615,512
Total	1,571,201,168	1,042,292,337

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

Share-Based Compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 718-10, Compensation – Stock Compensation, and the conclusions reached by ASC 505-50, Equity – Equity-Based Payments to Non-Employees. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment is reached or completion of performance by the provider of goods or services as defined by ASC 505-50.

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

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of March 31, 2019 and December 31, 2018.

	Fair Value	Fair Value Measurements at
	As of	March 31, 2019
Description	March 31, 2019	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$1,297,930	$-	$1,297,930	$-

Total	$1,297,930	$-	$1,297,930	$-

	Fair Value	Fair Value Measurements at
	As of	December 31, 2017
Description	December 31, 2018	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$1,269,238	$-	$1,269,238	$-

Total	$1,269,238	$-	$1,269,238	$-

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

Recently Issued Accounting Pronouncements

In June 2018, the FASB issued Accounting Standards Update (“ASU”) ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting , which simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 is effective on January 1, 2019. Early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory , which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) . ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements as the Company did not have any lease arrangements that were subject to this new pronouncement.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

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

NOTE 4 - PROMISSORY NOTES PAYABLE

In March 2014, the Company issued two promissory notes for a total of $230,000. The interest rate is the short-term applicable federal rate as determined by the Internal Revenue Service for the calendar month plus 10%. These two promissory notes are due on June 30, 2019, as amended.  The outstanding balance was $230,000 and $230,000 as of March 31, 2019 and December 31, 2018, respectively.

NOTE 5 - CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes payable at March 31, 2019 and December 31, 2018 consist of the following:

	March 31,	December 31,
	2019	2018
Convertible promissory notes with interest at 10% to 12% per annum, convertible into common shares at a fixed price ranging from $0.001 to $0.25 per share. Maturity dates through December 31, 2019, as amended.	$1,939,000	$1,939,000
Convertible promissory notes with interest at 12% per annum, convertible into common shares at a price ranging from $0.08 to $0.14 or a 50% to 60% discount from the lowest trade price in the 20-25 trading days prior to conversion (as of March 31, 2019 the conversion price would be $0.0015 to $0.0018 per share). Maturity dates through December 31, 2019, as amended.	1,192,701	1,717,701
Convertible promissory notes with interest at 8% per annum, convertible into common shares at a fixed price of $0.02 per share. The maturity date is September 30, 2019, as amended.	213,572	213,572
Convertible promissory notes with interest at 12% per annum, convertible into 3% of the common shares of GES. The maturity dates through March 11, 2010, as amended.	691,500	591,500
Total convertible promissory notes payable	4,036,773	4,461,773
Unamortized debt discount	(162,653)	(297,608)
Convertible promissory notes payable, net discount	3,874,120	4,164,165
Less notes receivable collateralized by convertible promissory notes payable	-	(525,000)
	3,874,120	3,639,165
Less current portion	(3,874,120)	(3,639,165)
Long-term portion	$-	$-

During the year ended December 31, 2018, the Company issued convertible promissory notes payable totaling $982,000 to one investor for which the Company received $335,000 in cash and notes receivable from the same investor totaling $575,000.  During the year ended December 31, 2018, the Company received $50,000 from a note receivable.  These convertible promissory notes payable also contained an original issue discount of $72,000.  Since the notes receivable were issued to the Company as payment for certain convertible promissory notes payable, the Company has not presented these notes receivable as an asset, but as an offset to the convertible promissory notes payable balance as the investor has the right of offset.  During the three months ended March 31, 2019, the Company and the investor agreed to cancel convertible promissory notes payable for $525,000 and the notes receivable for $525,000.

A rollfoward of the convertible promissory notes payable from December 31, 2018 to March 31, 2019 is below:

Convertible promissory notes payable, December 31, 2018	$3,639,165
Issued for cash	122,500
Repayment for cash	(22,500)
Debt discount related to new convertible promissory notes	(43,220)
Amortization of debt discounts	178,175
Convertible promissory notes payable, March 31, 2019	$3,874,120

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

	March 31,	December 31,
	2019	2018
Risk-free interest rate	2.44%	2.51%
Expected life of the options (Years)	0.18	0.43
Expected volatility	308%	314%
Expected dividend yield	0%	0%

Fair Value	$1,297,930	$1,269,238

A rollfoward of the derivative liability from December 31, 2018 to March 31, 2019 is below:

Derivative liabilities, December 31, 2018	$1,269,238
Change in fair value of derivative liabilities	28,692
Derivative liabilities, March 31, 2019	$1,297,930

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

During the three months ended March 31, 2019, the Company issued 10,971 shares of common stock for accrued interest of $6,144.

Option Activity

A summary of the option activity is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2018	48,000,000	0.03	4.80	549,000
Granted	-
Exercised	-
Forfeited/Canceled	-
Outstanding, March 31, 2019	48,000,000	0.03	4.05	-
Exercisable, March 31, 2019	48,000,000	0.03	4.05	-

Warrant Activity

A summary of warrant activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2018	466,276,59-	0.013	1.95	14,560
Granted	26,000,000	0.003
Exercised	-
Forfeited/Canceled	(1,083,332)	0.003
Outstanding, March 31, 2019	491,193,258	0.013	1.76	377,800
Exercisable, March 31, 2019	491,193,258	0.013	1.76	377,800

During the three months ended March 31, 2019, the Company issued a total of 26,000,000 warrants in connection with a new convertible promissory note payable. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

•Expected life of 3 years

•Volatility of 308%;

•Dividend yield of 0%;

•Risk free interest rate of 2.45% - 2.51%

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On October 10, 2013, GACOM settled a complaint with the National Futures Association for a fine of $50,000 for certain noncompliance with Commodity Futures Trading Commission regulations.  The fine has not been paid and is included in accounts payable and accrued expenses at March 31, 2019 and December 31, 2018.  The Company is currently attempting to adjudicate and settle this fine.

On November 5, 2015, one of the Company’s prior attorneys commenced an action against GAHI, seeking payment of $27,518 in unpaid legal fees. This amount is included in accounts payable. On June 22, 2017, the Company made a $5,000 payment adding to the previous payments totaling $22,518 in 2016.  The Company made a final payment and the matter has been discharged.

On December 26, 2017, the Company entered into a settlement agreement with a prior attorney with regards to outstanding legal fees owed.  Pursuant to this settlement agreement, the Company paid $25,000 on January 5, 2018, and $ 25,000 on February 5, 2018, and was required to pay an additional $200,000 during 2018. The $200,000 settlement is in default, and is carried in the accounts payable, however the Company is in the process of settling the outstanding balance.

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

NOTE 10– SUBSEQUENT EVENTS

On May 10, 2019, the Company entered into an Amended asset purchase agreement with Election Services Solutions, LLC (the “APA”).  Under the APA, the Company will purchase 100% of the assets of Election Services Solutions, LLC.  The Company will pay $550,000, of which $501,150 has already been paid, and issue 20,000,000 common shares to purchase these assets under this APA. The closing of this transaction will occur upon the approval of certain corporate actions at the 2019 annual meeting.

On May 13, 2019, the Company entered into an Amended a master services agreement with HCAS Technologies (the “MSA”). Under the terms of the MSA the Company will issue a total of 30,000,000 warrants to purchase the Company’s common shares at a price of $0.005 as consideration for the services of HCAS and Mr. Magdiel Rodriguez. Under the terms of the MSA Mr. Rodriguez will become the Chief Information Officer. Mr. Rodriguez has over 25 years’ experience in the areas of Information Security, Enterprise Risk Management and Compliance, Information Technology and Operations including 21 years with Visa Inc. where he performed as Senior Business Leader of Information Security.  Magdiel has extensive experience in a broad range of areas related to Information Security, Network Engineering, and Enterprise Governance, Risk and Compliance and Payment networks within the financial industry.

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

On June 7th, 2019 Board of Directors of GAHC decided to infuse an initial deposit of $ 50,000 into its subsidiary GAHI Acquisition Corp (GAHI) for General Capital and Administrative expenses. GAHI will be repurposed in order to explore potential new business ventures in an effort to increase shareholder value. GAHC will cause GAHI to explore opportunities in the energy and minerals business, which may provide investment opportunities, including possibly providing blockchain technology software to energy and mineral companies. The Company added Mr. Jason N. Old to the GAHI Acquisition Board as a Director.

The Company’s subsidiary Global Election Services Inc., (GES) signed an engagement letter on June 19, 2019 with Blockchain Valley Ventures (BVV) of Zug Switzerland. Under the terms of the agreement GES will pay BVV CHF 50,000 and BVV will serve as an advisor in connection with the development of a Voter Registration, Voter Authentication, and Voter Eligibility software platform using a Blockchain Platform.  BVV will also Chair an extended workshop to develop a high-level technology solution architecture and its requirements for the blockchain based voting registration platform with inputs from third party blockchain technology companies; provide documentation of the results in order to provide a Working Paper discussing a envisaged Blockchain platform including a foundational flowchart, and implementation recommendation. BVV will also provide legal facilitation with respect to outside tax and legal advisors in connection with compliance with local and international regulation. BVV is a Crypto Valley, Switzerland based venture capital firm consisting of finance experts, blockchain technology experts and ICO experienced analysts and consultants. The documents created will be used by GES, to create a Minimum Viable Product. This Product, along with GES licensing rights on GES existing Registration and Tabulation Software will be owned by GES.

On June 19, 2019 Global Election Services Inc., (GES) entered into a Term Sheet to create a joint venture with TrueVote, Inc. Under the terms of the agreement GES will invest $50,000 by July 31, 2019, into a 24 Month Debenture and GAHC will issue a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of Global Arena Holding Inc., Global Election Services Inc., will receive 3 million common shares of TrueVote, representing 30% of TrueVote Inc. TrueVote, Inc. is building a comprehensive end-to-end, de-centralized, completely digital voting system. This will be based on traditional, proven database methodologies, and layered with a "checksum" that's posted on the Blockchain, proving all data is immutable and unalterable. This design will ensure that every vote is transparently counted and verifiable.  TrueVote's approach is to first write and publish an extensive White Paper for peer review and start building the software based on the design laid out in the white paper. TrueVote's code will be completely open source, and

TrueVote, Inc. will provide value-added services. This is similar to how Red Hat grew to be a leader in the enterprise operating systems segment. TrueVote is led by Brett Morrison and Ped Hasid. The closing of this transaction will occur upon the approval of certain corporate actions at the 2019 annual meeting.

Brett spent his time as Director of Enterprise Information Systems at SpaceX. His biggest professional achievement though was as an e-commerce pioneer, getting brands online and creating a new channel for sales at the beginning of the e-commerce boom. Brett co-founded Onestop Internet in 2003 out of his garage and built the original e-commerce and warehouse management software that started the company. Throughout his time as Chief Technology Officer and Chief Innovation Officer at Onestop he oversaw and managed its growth and architected and helped build the new Onestop 2.0 platform. Prior to Onestop, Brett co-founded one of the first photo sharing companies on the Internet, ememories.com, which was sold to PhotoWorks, one of the largest photo processing companies in the U.S. During ememories.com, he made the move from Silicon Valley to Silicon Beach. Prior to that success, Brett held executive technology positions with several high-profile software companies. As an early employee and Chief Architect at Scopus Technology (acquired by Siebel Systems, then Oracle), Mr. Morrison was instrumental in designing state-of-the-art call center and Customer Relationship Management (CRM) software applications. Brett also spent some time in the Entertainment industry, and produced two feature films, including THE COOLER, which garnered critical praise and an Oscar nomination for best supporting actor. Brett received a bachelor's degree in interdisciplinary studies consisting of Computer Science, Management Information Systems, and Communication from the University of Arizona (Top 10 at time of graduation).

Ped Hasid's career started in his early teens interning at tech startups, while simultaneously attending school. Graduating UCLA with Magna Cum Laude Honors in 2007 he launched multiple successful IT service companies that leveraged his knowledge and expertise in information systems and custom turnkey solutions for a wide array of businesses applications. Ped was introduced to Bitcoin in 2011 reading the Satoshi Nakamoto whitepaper, igniting a force within him to be more involved in the field of distributed ledger technology & crypto-currency. Ped's passion led him to host what would turn out to be one of the first Bitcoin meetups in Silicon Beach, successfully introducing many individuals to the world of crypto-currency and (DLT) distributed ledger technology. Ped later went on to cofound Block26, a venture vehicle for the DLT space established in 2014, leading the technology and investment strategy for the firm. Block26 to date has financed and incubated innovative projects that aim to enhance consumer adoption of DLT technology. Ped is an avid outdoorsman and loves spending time in nature with his family and friends and relishes the opportunity to manifest and create ideas that would help those in need and believes crypto-currency and blockchain technologies are integral for that. He is passionate about decentralization and is dedicated to advancing distributed ledger technology, the underlying protocol powering Bitcoin, Ethereum, and other world-class technology platforms.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as in certain other parts of this Quarterly Report on Form 10-Q (as well as information included in oral statements or other written statements made or to be made by the Company) that look forward in time, are forward-looking statements made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements that are other than statements of historical facts. Although The Company believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct.  Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by those statements. These risks, uncertainties and other factors include, but are not limited to the Company’s ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors set forth in the Company’s filings with the Securities and Exchange Commission, including without limitation to our Annual Report on Form 10-K.

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

Share-Based Compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 718-10, Compensation – Stock Compensation, and the conclusions reached by ASC 505-50, Equity – Equity-Based Payments to Non-Employees. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment is reached or completion of performance by the provider of goods or services as defined by ASC 505-50.

Recent Accounting Pronouncements

In June 2018, the FASB issued Accounting Standards Update (“ASU”) ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 is effective on January 1, 2019. Early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements as the Company did not have any lease arrangements that were subject to this new pronouncement.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Trends and Uncertainties

The Company currently has minimal revenues.  We operate through our subsidiary, Global Elections Services, Inc. Our ability to acquire or create a sustainable business may be adversely affected by our current financial conditions, availability of capital and/ or loans, general economic conditions which can be cyclical in nature along with prolonged recessionary periods, and other economic and political situations.

The Company has generated recurring losses and cash flow deficits from its operations since inception and has had to continually borrow to continue operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or generate positive cash flows from operations.  As further described in “Liquidity and Capital Resources”, management believes that it will be successful in obtaining additional financing, from which the proceeds will be primarily used to execute its operating plans. The Company plans to use its available cash and new financing to develop and execute its business plan and hopefully create and maintain a self-sustaining business.  However, the Company can give no assurances that it will be successful in achieving its plans or if financing will be available or, if available, on terms acceptable to the Company, or at all.  Should the Company not be successful in obtaining the necessary financing to fund its operations, and ultimately achieve adequate profitability and cash flows from operations, the Company would need to curtail certain or all of its operating activities.

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

Liquidity and Capital Resources

As of March 31, 2019, the Company has an accumulated deficit of $25,472,485 and a working capital deficit of $7,248,845.  Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

For the three months ended March 31, 2019, the Company recorded a loss from operations of $159,678.  We recorded an amortization of debt discount of $178,175.   We recorded a loss from the change in fair value of derivative liability of $28,692.  We had an increase in accounts payable and accrued expenses of $95,994 and an increase in deferred revenue of $11,000.  As a result, we had net cash used in operating activities of $136,691 for the three months ended March 31, 2019.

For the three months ended March 31, 2019, we did not pursue any investing activities.

For the three months ended March 31, 2019, we received $122,500 as proceeds from the issuance of convertible promissory notes payable and repaid $22,500 of such convertible notes.  As a result, we had net cash provided by financing activities of $100,000 for the three months ended March 31, 2019.

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

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. Our auditors for the years ended December 31, 2018 and 2017 have included a “going concern” modification in their auditors’ reports.  A “going concern” modification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot presently be determined.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve our operating results.

Results of Operations for the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Revenues for the three months ended March 31, 2019 were $57,354 compared to $28,009 for the three months ended March 31, 2018, an increase of $29,345.  The majority of our clients hold elections on a three year cycle.  This increase in revenues is due primarily to increased elections held during this three month period.

Salaries and benefits totaled $72,979 for the three months ended March 31, 2019 compared to $9,613 for the three months ended March 31, 2018, an increase of $63,366.  This increase was due primarily to employment agreements entered into with our key employees.

Professional fees for the three months ended March 31, 2019 totaled $66,213 compared to $269,288 for the three months ended March 31, 2018, a decrease of $203,075.  This decrease is primarily due to the reduced legal activities during the three months ended March 31, 2019.

For the three months ended March 31, 2019, we incurred marketing and advertising expenses of $0 compared to the $1,545 paid in the three months ended March 31, 2018.  We incurred software development expenses of $0 in 2019 compared to $27,613 in 2018, we incurred printing costs of $3,055 in 2019 compared to $3,000 in 2018, and we incurred general and administrative expenses of $74,785 in 2019 compared to $121,756 in 2018.  These decreases are all due to efforts to reduce overhead during the three months ended March 31, 2019.

Total operating expenses for the three months ended March 31, 2019 were $217,032 compared to $432,815 for the three months ended March 31, 2018, a decrease of $215,783 principally due to reasons discussed above.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2019.

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of March 31, 2019 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2019.  Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 10, 2013, GACOM settled a complaint with the National Futures Association for a fine of $50,000 for certain noncompliance with Commodity Futures Trading Commission regulations.  The fine has not been paid and is included in accounts payable and accrued expenses.  The Company is currently attempting to adjudicate and settle this fine.

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

Item 1A.  Risk Factors

Not applicable for smaller reporting company

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2019, the Company issued 10,971 shares of common stock for accrued interest of $6,144.

The above shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3.   Defaults Upon Senior Securities

Not applicable

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

Dated: June 20, 2019

Global Arena Holding, Inc.

/s/John Matthews

  John Matthews

  Chief Executive Officer

  Chief Financial Officer