Form 10-Q
period 2019-06-30
Global Arena Holding, Inc.
filed 2019-08-19
CIK 1138724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

August 19, 2019:  Common Stock  -  985,539,957

GLOBAL ARENA HOLDING, INC.

FORM 10-Q

For the three and six months ended June 30, 2019

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$110,038	$43,574
Total current assets	110,038	43,574

Deposit for proposed acquisition	506,150	501,150
Investment	284,270	284,270
Other assets	3,346	3,346
TOTAL ASSETS	$903,804	$832,340

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$297,987	$316,986
Accrued expenses	1,565,126	1,423,842
Convertible promissory notes payable, net of debt discount of $213,868 and $297,608	4,365,833	3,639,165
Promissory notes payable	230,000	230,000
Deferred revenue	27,250	12,000
Derivative liability	1,619,692	1,269,238
Total current liabilities	8,105,888	6,891,231

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 2,000,000 shares authorized; Series B preferred stock; 250,000 shares authorized 60,000 and 90,000 issued and outstanding	60	60
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 960,539,957 and 934,568,736 shares issued and outstanding	960,540	934,569
Additional paid-in capital	18,266,192	18,028,413
Accumulated deficit	(26,428,876)	(25,021,933)
Total stockholders' deficit	(7,202,084)	(6,058,891)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$903,804	$832,340

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenues:
Services	$98,156	$201,604	$155,510	$229,613

Operating expenses:
Salaries and benefits	101,865	-	174,844	9,613
Marketing and advertising	-	1,545	-	3,090
Software development	34,700	86,853	34,700	114,466
Professional fees	180,469	162,180	246,682	431,468
General and administrative	94,248	174,995	169,033	296,751
Printing	36,534	40,500	39,589	43,500
Total operating expenses	447,816	466,073	664,848	898,888

Loss from operations	(349,660)	(264,469)	(509,338)	(669,275)

Other expenses:
Interest expense and financing costs	(284,969)	(863,630)	(547,151)	(2,574,536)
Change in fair value of derivative liability	(321,762)	2,157,891	(350,454)	10,992,991
Total other expenses	(606,731)	1,294,261	(897,605)	8,418,455

Income (loss) before provision for taxes	(956,391)	1,029,792	(1,406,943)	7,749,180

Provision for income taxes	-	-	-	-

Net income (loss)	$(956,391)	$1,029,792	$(1,406,943)	$7,749,180

Weighted average shares outstanding – basic and diluted	956,254,243	736,086,048	946,683,684	706,559,940

Earnings (loss) per share - basic and diluted	$(0.00)	$0.00	$(0.00)	$0.01
	$(0.00)	$0.00	$(0.00)	$0.01

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

					Additional		Total
	Series B Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2018	60,000	$60	934,568,736	$934,569	$18,028,413	$(25,021,933)	$(6,058,891)

Issuance of common stock for accrued interest	-		10,971,221	10,971	(4,827)		6,144
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt	-				43,220		43,220
Net loss	-					(450,552)	(450,552)

Balance, March 31, 2019	60,000	60	945,539,957	945,540	18,066,806	(25,472,485)	(6,460,079)

Issuance of common stock for accrued interest	-		15,000,000	15,000	-		15,000
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt	-				199,386		199,386
Net loss	-					(956,391)	(956,391)

Balance, June 30, 2019	60,000	60	960,539,957	960,540	18,266,192	(26,428,876)	(7,202,084)

Balance, December 31, 2017	90,000	$90	639,660,023	$639,660	$16,558,470	$(32,941,453)	$(15,743,233)

Issuance of common stock for convertible promissory notes and accrued interest	-		52,810,597	52,811	318,831		371,642
Issuance of common stock for conversion of series B preferred stock	(30,000)	(30)	30,743,885	30,744	(30,714)		-
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt	-				378,364		378,364
Net income	-					6,719,388	6,719,388

Balance, March 31, 2018	60,000	$60	723,214,505	$723,215	$17,224,951	$(26,222,065)	$(8,273,839)

Issuance of common stock for convertible promissory notes and accrued interest	-		39,004,755	39,004	96,339		135,343
Issuance of common stock for settlement	-		10,000,000	10,000	108,000		118,000
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt	-				63,636		63,636
Net income	-					1,029,792	1,029,792

Balance, June 30, 2018	60,000	$60	772,219,260	$772,219	$17,492,926	$(25,192,273)	$(6,927,068)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES:
Net income (loss)	$(1,406,943)	$7,749,180
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discount	326,346	921,756
Change in fair value of derivative liability	350,454	(10,992,991)
Non-cash financing costs	-	992,963
Convertible promissory notes payable issued for penalty interest	-	398,676
Common stock issued for services	-	118,000
Change in current assets and liabilities:
Deferred revenue	15,250	106,491
Accounts payable	(18,999)	(1,480)
Accrued expenses	151,856	264,846
Net cash used in operating activities	(582,036)	(442,559)

INVESTING ACTIVITIES:
Payment of deposit for acquisition	(5,000)	(44,500)
Net cash used in investing activities	(5,000)	(44,500)

FINANCING ACTIVITIES:
Proceeds from convertible promissory notes payable	676,000	491,500
Repayment of convertible promissory notes payable	(22,500)	(22,500)
Net cash provided by financing activities	653,500	469,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	66,464	(18,059)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	43,574	20,887

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$110,038	$2,828

CASH PAID FOR:
Interest	$12,250	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Allocated value of warrants and beneficial conversion features related to debt	$242,606	$2,040,599
Debt converted to common stock	$21,144	$506,985

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

2. GAHI Acquisition Corp., formed on May 20, 2015 for the investment in Blockchain Technologies Corp. and other software system development. GAHI invested into Blockchain Technologies Corporation on September 30, 2015 with the intention to use their United States Patent in Elections Administration. On June 7, 2019, the Company’s was authorized by the Board of Directors of GAHC to infuse an initial deposit of $50,000 into the subsidiary for general capital and administrative expenses. GAHI will be repurposed in order to explore potential new business ventures in an effort to increase shareholder value. GAHC will cause GAHI to explore opportunities in the energy and minerals business, which may provide investment opportunities, including the possibility of providing blockchain technology software to energy and mineral companies. The Company added Mr. Jason N. Old to the GAHI Acquisition Board as a Director.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the financial condition of the Company and its operating results for the respective periods. The condensed consolidated balance sheet at December 31, 2018 has been derived from the Company's audited consolidated financial statements. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the

Securities and Exchange Commission. The results for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company has generated recurring losses from operations and cash flow deficits from its operations since inception and has had to continually borrow to continue operating. In addition, certain of the Company’s debt is in default as of June 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations.  The Company continues to raise funds from the issuance of additional convertible promissory note. Management is hopeful that with their ability to raise additional funds that the Company should be able to continue as a going concern.

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

	June 30,
	2019	2018
Options	48,000,000	3,000,000
Warrants	466,276,590	382,676,825
Convertible notes	1,184,173,756	611,615,512
Total	1,698,450,346	1,042,292,337

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

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of June 30, 2019 and December 31, 2018.

	Fair Value	Fair Value Measurements at
	As of	June 30, 2019
Description	June 30, 2019	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$1,619,692	$-	$1,619,692	$-

Total	$1,619,692	$-	$1,619,692	$-

	Fair Value	Fair Value Measurements at
	As of	December 31, 2018
Description	December 31, 2018	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$1,269,238	$-	$1,269,238	$-

Total	$1,269,238	$-	$1,269,238	$-

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

NOTE 4 - PROMISSORY NOTES PAYABLE

In March 2014, the Company issued two promissory notes for a total of $230,000. The interest rate is the short-term applicable federal rate as determined by the Internal Revenue Service for the calendar month plus 10%. These two promissory notes are due on June 30, 2019, as amended.  The outstanding balance was $230,000 and $230,000 as of June 30, 2019 and December 31, 2018, respectively.

NOTE 5 - CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes payable at June 30, 2019 and December 31, 2018 consist of the following:

	June 30,	December 31,
	2019	2018
Convertible promissory notes with interest at 10% to 12% per annum, convertible into common shares at a fixed price ranging from $0.001 to $0.25 per share. Maturity dates through December 31, 2019, as amended.	$2,439,000	$1,939,000
Convertible promissory notes with interest at 12% per annum, convertible into common shares at a price ranging from $0.08 to $0.14 or a 50% to 60% discount from the lowest trade price in the 20-25 trading days prior to conversion (as of June 30, 2019 the conversion price would be $0.0015 to $0.0018 per share). Maturity dates through December 31, 2019, as amended.	1,192,701	1,717,701
Convertible promissory notes with interest at 8% per annum, convertible into common shares at a fixed price of $0.02 per share. The maturity date is September 30, 2019, as amended.	203,000	213,572
Convertible promissory notes with interest at 12% per annum, convertible into 3% of the common shares of GES. The maturity dates through March 11, 2010, as amended.	745,000	591,500
Total convertible promissory notes payable	4,579,701	4,461,773
Unamortized debt discount	(213,868)	(297,608)
Convertible promissory notes payable, net discount	4,365,833	4,164,165
Less notes receivable collateralized by convertible promissory notes payable	-	(525,000)
	4,365,833	3,639,165
Less current portion	(4,365,833)	(3,639,165)
Long-term portion	$-	$-

During the year ended December 31, 2018, the Company issued convertible promissory notes payable totaling $982,000 to one investor for which the Company received $335,000 in cash and notes receivable from the same investor totaling $575,000.  During the year ended December 31, 2018, the Company received $50,000 from a note receivable.  These convertible promissory notes payable also contained an original issue discount of $72,000.  Since the notes receivable were issued to the Company as payment for certain convertible promissory notes payable, the Company has not presented these notes receivable as an asset, but as an offset to the convertible promissory notes payable balance as the investor has the right of offset.  During the six months ended June 30, 2019, the Company and the investor agreed to cancel convertible promissory notes payable for $525,000 and the notes receivable for $525,000.

A rollfoward of the convertible promissory notes payable from December 31, 2018 to June 30, 2019 is below:

Convertible promissory notes payable, December 31, 2018	$3,639,165
Issued for cash	676,000
Repayment for cash	(22,500)
Conversion to common stock	(10,572)
Debt discount related to new convertible promissory notes	(242,606)
Amortization of debt discounts	326,346
Convertible promissory notes payable, June 30, 2019	$4,365,833

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

	June 30,	December 31,
	2019	2018
Risk-free interest rate	2.09%	2.51%
Expected life of the options (Years)	0.18	0.43
Expected volatility	303%	314%
Expected dividend yield	0%	0%

Fair Value	$1,619,692	$1,269,238

A rollfoward of the derivative liability from December 31, 2018 to June 30, 2019 is below:

Derivative liabilities, December 31, 2018	$1,269,238
Change in fair value of derivative liabilities	350,454
Derivative liabilities, June 30, 2019	$1,619,692

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

On April 28, 2016 the stockholders approved an amendment to the Company’s articles of incorporation to increase the number of authorized common shares from 100,000,000 to 1,000,000,000. In addition, the stockholders also approved an amendment to the Company’s Stock Awards Plan, originally filed June 27, 2011, which will increase the number of shares authorized to be issued under the Plan from 3,000,000 shares to 7,460,000 shares.

During the six months ended June 30, 2019, the Company issued 25,971,221 shares of common stock for convertible notes of $10,572 and accrued interest of $10,572.

Option Activity

A summary of the option activity is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2018	48,000,000	0.03	3.80	-
Granted	-
Exercised	-
Forfeited/Canceled	-
Outstanding, June 30, 2019	48,000,000	0.03	3.30	-
Exercisable, June 30, 2019	48,000,000	0.03	3.30	-

Warrant Activity

A summary of warrant activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2018	466,276,590	0.013	1.95	14,560
Granted	66,700,000	0.000
Exercised	-
Forfeited/Canceled	(22,096,665)	0.050
Outstanding, June 30, 2019	510,879,925	0.011	1.68	742,400
Exercisable, June 30, 2019	510,879,925	0.011	1.68	742,400

During the six months ended June 30, 2019, the Company issued a total of 66,700,000 warrants in connection with a new convertible promissory note payable. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

•Expected life of 3 years

•Volatility of 303% -308%;

•Dividend yield of 0%;

•Risk free interest rate of 2.29% - 2.51%

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On October 10, 2013, GACOM settled a complaint with the National Futures Association for a fine of $50,000 for certain noncompliance with Commodity Futures Trading Commission regulations.  The fine has not been paid and is included in accounts payable and accrued expenses at June 30, 2019 and December 31, 2018.  The Company is currently attempting to adjudicate and settle this fine.

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

NOTE 9– AGREEMENTS

On June 28, 2018, the Company entered into an application development and services agreement with Synectic Advisors.  Under the terms of the agreement Synectic Advisors will connect the election software programs to the Blockchain. Under the terms of the agreement, the Company will pay $85,000, 4.99% of the Company’s common stock, upon approval of the corporate actions at the 2019 annual meeting, and a 6% net revenue participation. On August 2, 2018 the Company made a $20,000 payment and work is ongoing. As of June 30, 2019, the Company is no longer pursuing this agreement.

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

On May 10, 2019, the Company entered into an asset purchase agreement with Election Services Solutions, LLC (the “APA”).  Under the APA, the Company will purchase 100% of the assets of Election Services Solutions, LLC.  The Company will pay $550,000, of which $506,150 has already been paid, and issue 20,000,000 common shares to purchase these assets under this APA. The closing of this transaction will occur upon the approval of certain corporate actions at the 2019 annual meeting.

On June 19, 2019, Global Election Services, Inc. signed an engagement letter with Blockchain Valley Ventures (“BVV”) of Zug Switzerland. Under the terms of the agreement, GES will pay BVV 50,000 Swiss Francs (CHF) and BVV will serve as an advisor in connection with a Voter Registration, Voter Authentication, and Voter Eligibility using a Blockchain Platform primarily covering the following matters:

(a)  Development and facilitation of an extended workshop with relevant and best in class third party blockchain technology companies such as Phoenix Systems AG, Securosys AG and others as well as any subject matter expert to be invited by Global Election Services Inc.

(b)  Development of a high-level technology solution architecture and its requirements for the blockchain based voting registration platform with inputs from third party blockchain technology.

(c)  Documentation of the results of (a) and (b) in order to provide the basis of the technical development of the platform.

(d) Development of an implementation recommendation with respect to Voting on the Blockchain Platform.

(e) Legal facilitation with respect to outside tax and legal advisors in connection with compliance with local and international regulation.

(f) Project Management during the engagement.

This will be delivered as a Working Paper discussing a high-level envisaged Blockchain platform, including a foundational flowchart, and implementation recommendation;

BVV is a Crypto Valley, Switzerland based venture capital firm who consists of highly successful entrepreneurs, finance experts, blockchain technology experts and ICO experienced analysts and consultants. The documents created will be used by GES, to create a Minimal Viable Product. This Product, along with GES licensing rights on GES existing Registration and Tabulation Software will be owned by GES.

Upon closing, the Company will have paid a total of CHF 50,000 for development of blockchain voting technologies and advisory services.

On June 15, 2019 Global Election Services Inc., (“GES”) entered into a Term Sheet to create a joint venture with TrueVote, Inc. Under the terms of the agreement GES will invest $50,000 into a 24 Month Debenture and issue a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of Global Arena Holding Inc., (“GAHC”). GAHC will receive 3 million common shares of TrueVote, representing 30% of TrueVote Inc.  The closing of this transaction will occur upon the approval of certain corporate actions at the 2019 annual meeting.

TrueVote, Inc. is building a comprehensive end-to-end, de-centralized, completely digital voting system. This will be based on traditional, proven database methodologies, and layered with a "checksum" that's posted on the Blockchain, proving all data is immutable and unalterable. This design will ensure that every vote is transparently counted and verifiable.

Upon the closing of the agreement, GES will have invested $50,000 into a 24 Month Debenture and will have issued a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company, and the Company will receive 3,000,000 common shares of TrueVote Inc. as part of the joint venture between the companies.

On June 7, 2019, the Company’s second subsidiary, GAHI Acquisition Corp. (GAHI) was authorized by the Board of Directors of GAHC to infuse an initial deposit of $50,000 into the subsidiary for general capital and administrative expenses. GAHI will be repurposed in order to explore potential new business ventures in an effort to increase shareholder value. GAHC will cause GAHI to explore opportunities in the energy and minerals business, which may provide investment opportunities, including the possibility of providing blockchain technology software to energy and mineral companies. The Company added Mr. Jason N. Old to the GAHI Acquisition Board as a Director.

NOTE 10– SUBSEQUENT EVENTS

Subsequent to June 30, 2019, an investor converted $68,000 in convertible notes into 25,000,000 shares of the Company’s common stock; the Company’s subsidiary GES repaid in cash $32,500 in convertible notes.  In addition, the Company received $60,000 from the issuance of a convertible note.

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

Liquidity and Capital Resources

As of June 30, 2019, the Company has an accumulated deficit of $26,428,876 and a working capital deficit of $7,995,850.  Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

For the six months ended June 30, 2019, the Company recorded a net loss of $1,406,943.  We recorded an amortization of debt discount of $326,346.   We recorded a loss from the change in fair value of derivative liability of $350,454.  We had an increase in accounts payable and accrued expenses of $132,857 and an increase in deferred revenue of $15,250.  As a result, we had net cash used in operating activities of $582,036 for the six months ended June 30, 2019.

For the six months ended June 30, 2019, we paid $5,000 for an acquisition deposit, resulting in net cash used in investing activities of $5,000 for the period.

For the six months ended June 30, 2019, we received $676,000 as proceeds from the issuance of convertible promissory notes payable and repaid $22,500 of such convertible notes.  As a result, we had net cash provided by financing activities of $653,500 for the period.

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

Results of Operations for the Three months Ended June 30, 2019 Compared to the Three months Ended June 30, 2018

Revenues for the three months ended June 30, 2019 were $98,156 compared to $201,604 for the three months ended June 30, 2018, a decrease of $103,448.  The majority of our clients hold elections on a three year cycle.  This decrease in revenues is due primarily to fewer elections held during the three month period in 2019.

Salaries and benefits totaled $101,865 for the three months ended June 30, 2019 compared to $0 for the three months ended June 30, 2018, an increase of $101,865.  This increase was due primarily to employment agreements entered into with our key employees.

Professional fees for the three months ended June 30, 2019 totaled $180,469 compared to $162,180 for the three months ended June 30, 2018, an increase of $18,289.  This increase is primarily due to a reduction in legal fees during the three months ended June 30, 2019.

For the three months ended June 30, 2019, we incurred marketing and advertising expenses of $0 compared to the $1,545 in the three months ended June 30, 2018.  We incurred software development expenses of $34,700 in 2019 compared to $86,853 in 2018, we incurred printing costs of $36,534 in 2019 compared to $40,500 in 2018, and we incurred general and administrative expenses of $94,248 in 2019 compared to $174,995 in 2018.  These decreases are all due to efforts to reduce overhead during the three months ended June 30, 2019.

Total operating expenses for the three months ended June 30, 2019 were $447,816 compared to $466,073 for the three months ended June 30, 2018, a decrease of $18,257 principally due to reasons discussed above.

For the three months ended June 30, 2019, we incurred interest expenses and financing costs of $284,969 compared to $863,630 for the three months ended June 30, 2018.  For the three months ended June 30, 2019 we had a negative change in the fair value of derivative liability of $321,762 compared to the positive change in the fair value of derivative liability of $2,157,891 for the three months ended June 30, 2018.

As a result, we had a net loss of $956,391 for the three months ended June 30, 2019 and recorded a net income of $1,029,792 for the three months ended June 30, 2018.

Results of Operations for the Six months Ended June 30, 2019 Compared to the Six months Ended June 30, 2018

Revenues for the six months ended June 30, 2019 were $155,510 compared to $229,613 for the six months ended June 30, 2018, a decrease of $74,103.  The majority of our clients hold elections on a three year cycle.  This decrease in revenues is due primarily to fewer elections held during the six month period in 2019.

Salaries and benefits totaled $174,844 for the six months ended June 30, 2019 compared to $9,613 for the six months ended June 30, 2018, an increase of $165,231.  This increase was due primarily to employment agreements entered into with our key employees.

Professional fees for the six months ended June 30, 2019 totaled $246,682 compared to $431,468 for the six months ended June 30, 2018, a decrease of $184,786.  This decrease is primarily due to the reduced legal activities during the six months ended June 30, 2019.

For the six months ended June 30, 2019, we incurred marketing and advertising expenses of $0 compared to the $3,090 in the six months ended June 30, 2018.  We incurred software development expenses of $34,700 in 2019 compared to $114,466 in 2018, we incurred printing costs of $39,589 in 2019 compared to $43,500 in 2018, and we incurred general and administrative expenses of $169,033 in 2019 compared to $296,751 in 2018.  These decreases are all due to efforts to reduce overhead during the six months ended June 30, 2019.

Total operating expenses for the six months ended June 30, 2019 were $664,848 compared to $898,888 for the six months ended June 30, 2018, a decrease of $234,040 principally due to reasons discussed above.

For the six months ended June 30, 2019, we incurred interest expenses and financing costs of $547,151 compared to $2,574,536 for the six months ended June 30, 2018.  For the three months ended June 30, 2019 we had a negative change in the fair value of derivative liability of $350,454 compared to the positive change in the fair value of derivative liability of $10,992,991 for the six months ended June 30, 2018.

As a result, we had a net loss of $1,406,943 for the six months ended June 30, 2019 and recorded a net income of $7,749,180 for the six months ended June 30, 2018.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2019.

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of June 30, 2019 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the six months ended June 30, 2019.  Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Not applicable for smaller reporting company

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2019, the Company issued 15,000,000 shares of common stock for debt of $15,000.

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

Dated: August 19, 2019

Global Arena Holding, Inc.

/s/John Matthews

  John Matthews

  Chief Executive Officer

  Chief Financial Officer