Form 10-Q/A
period 2019-06-30
Global Arena Holding, Inc.
filed 2019-08-20
CIK 1138724

UNITED STATES

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

August 20, 2019:  Common Stock  -  985,539,957

EXPLANATORY NOTE

This amendment to the Form 10-Q, as filed on August 19, 2019, is being filed solely to correctly add the XBRL documentation.  No other changes have been made to the document.

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$110,038	$43,574
Total current assets	110,038	43,574

Deposit for proposed acquisition	506,150	501,150
Investment	284,270	284,270
Other assets	3,346	3,346
TOTAL ASSETS	$903,804	$832,340

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$297,987	$316,986
Accrued expenses	1,565,126	1,423,842
Convertible promissory notes payable, net of debt discount of $213,868 and $297,608	4,365,833	3,639,165
Promissory notes payable	230,000	230,000
Deferred revenue	27,250	12,000
Derivative liability	1,619,692	1,269,238
Total current liabilities	8,105,888	6,891,231

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 2,000,000 shares authorized; Series B preferred stock; 250,000 shares authorized 60,000 and 60,000 issued and outstanding	60	60
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 960,539,957 and 934,568,736 shares issued and outstanding	960,540	934,569
Additional paid-in capital	18,266,192	18,028,413
Accumulated deficit	(26,428,876)	(25,021,933)
Total stockholders' deficit	(7,202,084)	(6,058,891)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$903,804	$832,340

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

Dated: August 20, 2019

Global Arena Holding, Inc.

/s/John Matthews

  John Matthews

  Chief Executive Officer

  Chief Financial Officer