Form 10-Q
period 2019-09-30
Global Arena Holding, Inc.
filed 2020-01-14
CIK 1138724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

January 14, 2020:  Common Stock  -  985,539,957

GLOBAL ARENA HOLDING, INC.

FORM 10-Q

For the three and nine months ended September 30, 2019

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$10,621	$43,574
Total current assets	10,621	43,574

Deposit for proposed acquisition	506,150	501,150
Investment	284,270	284,270
Other assets	3,346	3,346
TOTAL ASSETS	$804,387	$832,340

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$295,766	$316,986
Accrued expenses	1,700,829	1,423,842
Convertible promissory notes payable, net of debt discount of $109,966 and $297,608	4,514,235	3,639,165
Promissory notes payable	230,000	230,000
Deferred revenue	12,750	12,000
Derivative liability	649,285	1,269,238
Total current liabilities	7,402,865	6,891,231

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 2,000,000 shares authorized; Series B preferred stock; 250,000 shares authorized 60,000 and 90,000 issued and outstanding	60	60
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 985,539,957 and 934,568,736 shares issued and outstanding	985,540	934,569
Additional paid-in capital	18,380,654	18,028,413
Accumulated deficit	(25,964,732)	(25,021,933)
Total stockholders' deficit	(6,598,478)	(6,058,891)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$804,387	$832,340

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues:
Services	$220,928	$189,312	$376,438	$418,925

Operating expenses:
Salaries and benefits	122,832	-	297,676	9,613
Marketing and advertising	5,529	1,583	5,529	4,673
Software development	17,770	65,962	52,470	180,428
Professional fees	74,297	286,662	320,979	718,130
General and administrative	132,788	214,711	301,821	511,462
Printing	56,908	-	96,497	43,500
Total operating expenses	410,124	568,918	1,074,972	1,467,806

Loss from operations	(189,196)	(379,606)	(698,534)	(1,048,881)

Other expenses:
Interest expense and financing costs	(317,067)	(877,520)	(864,218)	(3,452,056)
Change in fair value of derivative liability	970,407	285,033	619,953	11,278,024
Total other expenses	653,340	(592,487)	(244,265)	7,825,968

Income (loss) before provision for taxes	464,144	(972,093)	(942,799)	6,777,087

Provision for income taxes	-	-	-	-

Net income (loss)	$464,144	$(972,093)	$(942,799)	$6,777,087

Weighted average shares outstanding – basic and diluted	974,942,131	805,779,738	956,206,677	740,023,169

Earnings (loss) per share - basic and diluted	$0.00	$(0.00)	$(0.00)	$0.01
	$0.00	$(0.00)	$(0.00)	$0.01

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Series B Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Amount
Balance, December 31, 2018	60,000	$60	934,568,736	$934,569	$18,028,413	$(25,021,933)	$(6,058,891)

Issuance of common stock for accrued interest			10,971,221	10,971	(4,827)		6,144
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt					43,220		43,220
Net loss						(450,552)	(450,552)

Balance, March 31, 2019	60,000	60	945,539,957	945,540	18,066,806	(25,472,485)	(6,460,079)

Issuance of common stock for accrued interest			15,000,000	15,000	-		15,000
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt					199,386		199,386
Net loss						(956,391)	(956,391)

Balance, June 30, 2019	60,000	60	960,539,957	960,540	18,266,192	(26,428,876)	(7,202,084)

Issuance of common stock for accrued interest			25,000,000	25,000	43,000		68,000
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt					71,462		71,462
Net income						464,144	464,144

Balance, September 30, 2019	60,000	$60	985,539,957	$985,540	$18,380,654	$(25,964,732)	$(6,598,478)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(Continued)

	Series B Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Amount
Balance, December 31, 2017	90,000	$90	639,660,023	$639,660	$16,558,470	$(32,941,453)	$(15,743,233)

Issuance of common stock for convertible promissory notes and accrued interest			52,810,597	52,811	318,831		371,642
Issuance of common stock for conversion of series B preferred stock	(30,000)	(30)	30,743,885	30,744	(30,714)		-
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt					378,364		378,364
Net income						6,719,388	6,719,388

Balance, March 31, 2018	60,000	$60	723,214,505	$723,215	$17,224,951	$(26,222,065)	$(8,273,839)

Issuance of common stock for convertible promissory notes and accrued interest			39,004,755	39,004	96,339		135,343
Issuance of common stock for settlement			10,000,000	10,000	108,000		118,000
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt					63,636		63,636
Net income						1,029,792	1,029,792

Balance, June 30, 2018	60,000	$60	772,219,260	772,219	17,492,926	(25,192,273)	(6,927,068)

Issuance of common stock for convertible promissory notes and accrued interest			56,313,955	56,314	53,686		110,000
Issuance of common stock for settlement			20,489,615	20,490	36,881		57,371

Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt					270,981		270,981
Fair value of warrants issued for services					14,603		14,603
Net loss						(972,093)	(972,093)

Balance, September 30, 2018	60,000	$60	849,022,830	$849,023	$17,869,077	$(26,164,366)	$(7,446,206)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES:
Net income (loss)	$(942,799)	$6,777,087

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discount	501,710	1,512,261
Change in fair value of derivative liability	(619,953)	(11,278,024)
Non-cash financing costs	-	1,101,610
Convertible promissory notes payable issued for penalty interest	-	398,676
Common stock issued for settlements	-	175,371
Fair value of warrants issued for services	-	14,603
Common stock issued for services	-	-
Change in current assets and liabilities:
Deferred revenue	750	114,010
Accounts payable	(21,220)	(1,480)
Accrued expenses	287,559	385,844
Net cash used in operating activities	(793,953)	(800,042)

INVESTING ACTIVITIES:
Payment of deposit for acquisition	(5,000)	(44,500)
Net cash used in investing activities	(5,000)	(44,500)

FINANCING ACTIVITIES:
Proceeds from convertible promissory notes payable	826,000	881,500
Repayment of convertible promissory notes payable	(60,000)	(22,500)
Net cash provided by financing activities	766,000	859,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(32,953)	14,458

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	43,574	20,887
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$10,621	$35,345

CASH PAID FOR:
Interest	$12,250	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Allocated value of warrants and beneficial conversion features related to debt	$314,068	$2,469,618
Debt converted to common stock	$89,144	$616,985

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

NOTE 1 - ORGANIZATION

Organization and Business

Global Arena Holding, Inc. (formerly, “Global Arena Holding Subsidiary Corp.”) (“GAHI”), was formed in February 2009, in the state of Delaware.  GAHI and its subsidiaries (the “Company”) was previously a financial services firm and currently is focusing on the following businesses through these subsidiaries:

On February 25, 2015, Global Election Services, Inc. (“GES”), a wholly owned subsidiary was incorporated in the State of Delaware. GES provides comprehensive technology-enabled election services to organizations such as craft and trade organizations, labor unions, political parties, co-operatives and housing organizations, associations and professional societies, universities, and political organizations. GES has developed proprietary election software for a data storage and retrieval registration system to determine voter eligibility and prevent duplicate votes with In-Person digital signature capture, as well as scanning/tabulation software utilizing advanced OMR/OCR/Barcode imaging software featuring de-skewing, de-speckling and image correction. This system provides 3 types of audit capabilities. The hardware includes high speed optical scanners that are hard lined to a computer with all Wi-Fi disabled so the entire tabulation process occurs offline, eliminating the opportunity for hacking.

On May 20, 2015, the Company incorporated GAHI Acquisition Corp. as a wholly owned entity in the State of Delaware. Currently the Company, along with its software developers, is exploring blockchain technologies for voter registration, tabulation and election balloting.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the financial condition of the Company and its operating results for the respective periods. The condensed consolidated balance sheet at December 31, 2018 has been derived from the Company's audited consolidated financial statements. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission. The results for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company has generated recurring losses from operations and cash flow deficits from its operations since inception and has had to continually borrow to continue operating. In addition, certain of the Company’s debt is in default as of September 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations.  The Company continues to raise funds from the issuance of additional convertible promissory note. Management is hopeful that with their ability to raise additional funds that the Company should be able to continue as a going concern.

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

	September 30,
	2019	2018
Options	48,000,000	48,000,000
Warrants	466,276,590	461,839,515
Convertible notes	1,484,245,515	1,312,368,328
Total	1,998,522,105	1,822,207,843

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

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of September 30, 2019 and December 31, 2018.

	Fair Value	Fair Value Measurements at
	As of	September 30, 2019
Description	September 30, 2019	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$649,285	$-	$649,285	$-

Total	$649,285	$-	$649,285	$-

	Fair Value	Fair Value Measurements at
	As of	December 31, 2018
Description	December 31, 2018	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$1,269,238	$-	$1,269,238	$-

Total	$1,269,238	$-	$1,269,238	$-

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

NOTE 4 - PROMISSORY NOTES PAYABLE

In March 2014, the Company issued two promissory notes for a total of $230,000. The interest rate is the short-term applicable federal rate as determined by the Internal Revenue Service for the calendar month plus 10%. These two promissory notes are due on September 30, 2019, as amended.  The outstanding balance was $230,000 and $230,000 as of September 30, 2019 and December 31, 2018, respectively.

NOTE 5 - CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes payable at September 30, 2019 and December 31, 2018 consist of the following:

	September 30,	December 31,
	2019	2018
Convertible promissory notes with interest at 10% to 12% per annum, convertible into common shares at a fixed price ranging from $0.001 to $0.25 per share. Maturity dates through December 31, 2019, as amended. ($300,000 in default)	2,429,000	1,939,000
Convertible promissory notes with interest at 12% per annum, convertible into common shares at a price ranging from $0.08 to $0.14 or a 50% to 60% discount from the lowest trade price in the 20-25 trading days prior to conversion (as of September 30, 2019 the conversion price would be $0.0009 to $0.0011 per share). Maturity dates through December 31, 2019, as amended. ($240,157 in default)	1,124,701	1,717,701
Convertible promissory notes with interest at 8% per annum, convertible into common shares at a fixed price of $0.02 per share. The maturity date is September 30, 2019, as amended.	203,000	213,572
Convertible promissory notes with interest at 12% per annum, convertible into common shares of GES. The maturity dates through August 7, 2010, as amended. ($417,500 in default)	867,500	591,500
Total convertible promissory notes payable	4,624,201	4,461,773
Unamortized debt discount	(109,966)	(297,608)
Convertible promissory notes payable, net discount	4,514,235	4,164,165
Less notes receivable collateralized by convertible promissory notes payable	-	(525,000)
	4,514,235	3,639,165
Less current portion	(4,514,235)	(3,639,165)
Long-term portion	-	-

During the year ended December 31, 2018, the Company issued convertible promissory notes payable totaling $982,000 to one investor for which the Company received $335,000 in cash and notes receivable from the same investor totaling $575,000.  During the year ended December 31, 2018, the Company received $50,000 from a note receivable.  These convertible promissory notes payable also contained an original issue discount of $72,000.  Since the notes receivable were issued to the Company as payment for certain convertible promissory notes payable, the Company has not presented these notes receivable as an asset, but as an offset to the convertible promissory notes payable balance as the investor has the right of offset.  During the nine months ended September 30, 2019, the Company and the investor agreed to cancel convertible promissory notes payable for $525,000 and the notes receivable for $525,000.

A rollfoward of the convertible promissory notes payable from December 31, 2018 to September 30, 2019 is below:

Convertible promissory notes payable, December 31, 2018	$3,639,165
Issued for cash	826,000
Repayment for cash	(60,000)
Conversion to common stock	(78,572)
Debt discount related to new convertible promissory notes	(314,068)
Amortization of debt discounts	501,710
Convertible promissory notes payable, September 30, 2019	$4,514,235

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

	September 30,	December 31,
	2019	2018
Risk-free interest rate	1.75%	2.51%
Expected life of the options (Years)	0.01	0.43
Expected volatility	296%	314%
Expected dividend yield	0%	0%

Fair Value	$649,285	$1,269,238

A rollfoward of the derivative liability from December 31, 2018 to September 30, 2019 is below:

Derivative liabilities, December 31, 2018	$1,269,238
Change in fair value of derivative liabilities	(619,953)
Derivative liabilities, September 30, 2019	$649,285

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

During the nine months ended September 30, 2019, the Company issued 50,971,221 shares of common stock for convertible notes of $78,572 and accrued interest of $10,572.

Option Activity

A summary of the option activity is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2018	48,000,000	0.03	3.80	-
Granted	-
Exercised	-
Forfeited/Canceled	-
Outstanding, September 30, 2019	48,000,000	0.03	3.05	-
Exercisable, September 30, 2019	48,000,000	0.03	3.05	-

Warrant Activity

A summary of warrant activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2018	466,276,590	0.013	1.95	14,560
Granted	104,200,000	0.004
Exercised	-
Forfeited/Canceled	(31,346,665)	0.040
Outstanding, September 30, 2019	539,129,925	0.010	1.42	143,067
Exercisable, September 30, 2019	539,129,925	0.010	1.42	143,067

During the nine months ended September 30, 2019, the Company issued a total of 104,200,000 warrants in connection with a new convertible promissory note payable. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

·Expected life of 3 years

·Volatility of 296% - 308%;

·Dividend yield of 0%;

·Risk free interest rate of 1.75% - 2.5%1

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On October 10, 2013, GACOM settled a complaint with the National Futures Association for a fine of $50,000 for certain noncompliance with Commodity Futures Trading Commission regulations.  The fine has not been paid and is included in accounts payable and accrued expenses at September 30, 2019 and December 31, 2018.  The Company is currently attempting to adjudicate and settle this fine.

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

On May 13, 2019, the Company entered into a joint venture agreement with Voting Portals, LLC (VP), a Florida limited liability company.  Pursuant to this agreement, the joint venture will be making use of the VP online e-voting web portal solutions and proprietary e-voting software programs to service and fulfill GES’s clients’ online elections and other e-voting events pursuant to the terms of the agreement, as well as any other ventures and relationships agreed to pursuant to the goals of the agreement. The Agreement was amended and as part of this agreement, the Company will be issuing 10,000,000 common shares to VP for services rendered, upon approval of the corporate actions at the 2019 annual meeting.  VP will own 100% of the rights to the software, while GES will be responsible for all administrative and other election procedures.  The Company is in the process of closing this transaction in the 1st quarter of 2020.

On May 13, 2019, the Company amended the master services agreement with HCAS Technologies (the “MSA”), Under the MSA, the Company will be acquiring information technology services and management from HCAS Technologies, as well as retaining Mr. Magdiel Rodriguez to act as Chief Information Officer. Pursuant to this Amended MSA, the Company will issue a total of 30,000,000 warrants to purchase the Company’s common shares at a price of $0.005 as consideration for the services of HCAS and Mr. Magdiel. The Company is in the process of closing this transaction in the 1st quarter of 2020.

On May 10, 2019, the Company entered into an asset purchase agreement with Election Services Solutions, LLC (the “APA”).  Under the APA, the Company will purchase 100% of the assets of Election Services Solutions, LLC.  The Company will pay $550,000, of which $506,150 has already been paid, and issue 20,000,000 common shares to purchase these assets under this APA. The Company is in the process of closing this transaction in the 1st quarter of 2020.

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

On June 27th 2019 BVV and GES signed and amended agreement calling for a $ 25,000 CHF Payment for the development and facilitation of an extended workshop with relevant and best in class third party blockchain technology companies, and a $ 25,000 CHF payment upon completion of the engagement. GES made payments of $ 25,000 CHF payment.

On September 12, 2019, representatives of GES attended a Blockchain workshop in Zurich Switzerland to discuss the specifics of using the Blockchain in the Elections Industry. GES representatives met with a Blockchain Technology Companies who have technology solution architecture and its requirements for the blockchain based on a voting registration platform. Currently this Blockchain Development is still being developed and GES and BVV are working on a Working Paper discussing a high-level envisaged Blockchain platform, including a foundational flowchart, and implementation recommendation.

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

Upon the closing of the agreement, GES will have invested $50,000 into a 24 Month Debenture and will have issued a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company, and the Company will receive 3,000,000 common shares of TrueVote Inc. as part of the joint venture between the companies. The Company on December 17, 2019 paid $ 40,000 to True Vote. As of the date of this filing the Company will pay an additional $ 10,000 and a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company, in the 1st quarter of 2020.

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

On November 28, 2019 the Board of Directors of GAHC authorized the termination of the transaction previously authorized to infuse an initial deposit of $50,000 into GAHI for general capital and administrative expenses and have GAHI repurposed in order to explore opportunities in the energy and minerals business, which may provide investment opportunities, including the possibility of providing blockchain technology software to energy and mineral companies. GAHI Acquisition will remain a 100% subsidiary of Global Arena Holding Inc. and will focus on Blockchain related Companies for Investments and Acquisition.

NOTE 10– SUBSEQUENT EVENTS

Subsequent to September 30, 2019, the Company received $300,000 from the issuance of a convertible note and issued 153,846,000 warrants.

On October 11, 2019 the Company’s shareholders approved an increase of the Company’s authorized shares by 1 Billion Common Shares. The Board of Directors John S. Matthews, Martin Doane, and Facundo Bacardi were elected to serve for 2020.

On October 21, 2019 the Company’s subsidiary Global Elections Services was retained to administer the North Dakota Dem-NPL Presidential Primary. GES will be handling a hybrid election where eligible voters in the state of North Dakota will have the option to call a GES managed call center to request a mail ballot for a period leading up to election day. On Election Day, GES will supervise 14 in-person voting locations around the state and upon polls closing, GES will process and tabulate all the ballots and report results for the state’s Democratic nominee. This contract is not material to the Company’s future earnings.

The Board authorized the forming of Tidewater Energy Group Inc. on November 18, 2019, a Delaware C Corporation, and appointed John S. Matthews and Jason Old as Board members. The Company is being formed to explore opportunities in the oil, gas, mineral and energy business.

Tidewater will be authorized to have 40,000,000 million shares in total, par value $0.001.

Tidewater will issue 10,000,000 million common shares to the following individuals:

-Global Arena Holding Inc. 5,100,000 common shares. (51%)

-Thomas Kivisto 3,150,000 common shares. (31.5%)

-Jason Old 1,250,000 common shares (12.5)

-Thirty-One Ten Investments 500,000 common shares (5%)

The Company invested $50,000 into Tidewater Energy Group Inc. for general capital and administrative expenses. This transaction closed in the 1st Quarter of 2020.

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

Liquidity and Capital Resources

As of September 30, 2019, the Company has an accumulated deficit of $25,964,732 and a working capital deficit of $7,392,244.  Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

For the nine months ended September 30, 2019, the Company recorded a net loss of $942,799.  We recorded an amortization of debt discount of $501,710.   We recorded a gain from the change in fair value of derivative liability of $619,953.  We had an increase in accounts payable and accrued expenses of $266,339 and a decrease in deferred revenue of $750.  As a result, we had net cash used in operating activities of $793,953 for the nine months ended September 30, 2019.

For the nine months ended September 30, 2019, we paid $5,000 for an acquisition deposit.

For the nine months ended September 30, 2019, we received $826,000 as proceeds from the issuance of convertible promissory notes payable and repaid $60,000 of such convertible notes.  As a result, we had net cash provided by financing activities of $766,000 for the period.

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

Results of operations for the three months ended September 30, 2019 compared to the three months ended September 30, 2018

Revenues for the three months ended September 30, 2019 were $220,928 compared to $189,312 for the three months ended September 30, 2018, an increase of $31,616.  The majority of our clients hold elections on a three year cycle.  This increase in revenues is due primarily to more elections held during the three month period in 2019.

Salaries and benefits totaled $122,832 for the three months ended September 30, 2019 compared to $0 for the three months ended September 30, 2018, an increase of $122,832.  This increase was due primarily to employment agreements entered into with our key employees.

Professional fees for the three months ended September 30, 2019 totaled $74,297 compared to $286,662 for the three months ended September 30, 2018, a decrease of $212,365.  This decrease is primarily due to a reduction in legal fees during the three months ended September 30, 2019.

For the three months ended September 30, 2019, we incurred marketing and advertising expenses of $5,529 compared to the $1,583 in the three months ended September 30, 2018.  We incurred software development expenses of $17,770 in 2019 compared to $65,962 in 2018, we incurred printing costs of $56,908 in 2019 compared to $0 in 2018, and we incurred general and administrative expenses of $132,788 in 2019 compared to $214,711 in 2018.  These decreases are all due to efforts to reduce overhead during the three months ended September 30, 2019.

Total operating expenses for the three months ended September 30, 2019 were $410,124 compared to $568,918 for the three months ended September 30, 2018, a decrease of $158,794 principally due to reasons discussed above.

Results of operations for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

Revenues for the nine months ended September 30, 2019 were $376,438 compared to $418,925 for the nine months ended September 30, 2018, a decrease of $42,487.  The majority of our clients hold elections on a three year cycle.  This decrease in revenues is due primarily to fewer elections held during the six month period in 2019.

Salaries and benefits totaled $297,676 for the nine months ended September 30, 2019 compared to $9,613 for the nine months ended September 30, 2018, an increase of $288,063.  This increase was due primarily to employment agreements entered into with our key employees.

Professional fees for the nine months ended September 30, 2019 totaled $320,979 compared to $718,130 for the nine months ended September 30, 2018, a decrease of $397,151.  This decrease is primarily due to the reduced legal activities during the nine months ended September 30, 2019.

For the nine months ended September 30, 2019, we incurred marketing and advertising expenses of $5,529 compared to the $4,673 in the nine months ended September 30, 2018.  We incurred software development expenses of $52,470 in 2019 compared to $180,428 in 2018, we incurred printing costs of $96,497 in 2019 compared to $43,500 in 2018, and we incurred general and administrative expenses of $301,821 in 2019 compared to $511,462 in 2018.  These decreases are all due to efforts to reduce overhead during the nine months ended September 30, 2019.

Total operating expenses for the nine months ended September 30, 2019 were $1,074,972 compared to $1,467,806 for the nine months ended September 30, 2018, a decrease of $392,834 principally due to reasons discussed above.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2019.

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of September 30, 2019 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the nine months ended September 30, 2019.  Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Not applicable for smaller reporting company

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2019, the Company issued 25,000,000 shares of common stock for debt of $68,000.

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

Dated: January 14, 2020

Global Arena Holding, Inc.

/s/John Matthews

  John Matthews

  Chief Executive Officer

  Chief Financial Officer