Form 10-Q/A
period 2019-09-30
Global Arena Holding, Inc.
filed 2020-01-16
CIK 1138724

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

January 16, 2020:  Common Stock  -  985,539,957

EXPLANATORY NOTE

This amendment to the Form 10-Q, as filed on January 14, 2020, is being filed solely to correctly add the XBRL documentation.  No other changes have been made to the document.

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

Dated: January 16, 2020

Global Arena Holding, Inc.

/s/John Matthews

  John Matthews

  Chief Executive Officer

  Chief Financial Officer