Form 10-K
period 2019-12-31
Global Arena Holding, Inc.
filed 2020-09-11
CIK 1138724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.001 par value

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

Yes [ ]  No[x]

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $0.001 par value common stock held by non-affiliates of the registrant at June 30, 2020 was approximately $4,026,728.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of September 11, 2020 was 1,352,033,120 shares of its $0.001 par value common stock.

No documents are incorporated into the text by reference.

Global Arena Holding, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2019

PART I

ITEM 1.   BUSINESS

Global Arena Holding Inc. (“the Company”), a Delaware corporation, is organized as a holding company. The Company became a public company on May 18, 2011 when it successfully completed a reverse merger with China Stationary and Office Supply, Inc., an OTC Bulletin Board company.

The Company currently has three subsidiary companies:

The Company, GAHI Acquisition and GES do not trade crypto currency, nor do they participate in Initial Coin Offerings.

1) Global Election Services (GES)

GES was formed on February 25, 2015, provides comprehensive technology-enabled paper absentee/mail ballot and Online election services to organizations such as craft and trade organizations, labor unions, political parties, co-operatives and housing organizations, associations and professional societies, universities, and political organizations. GES has developed proprietary election software for a data storage and retrieval registration system to determine voter eligibility and prevent duplicate votes with In-Person digital signature capture, as well as proprietary election software for scanning/tabulation utilizing advanced OMR/OCR/Barcode imaging software featuring de-skewing, de-speckling and image correction. This system provides 3 types of audit capabilities. The hardware includes high speed optical scanners that are hard lined to a computer with all Wi-Fi disabled so the entire tabulation process occurs offline, eliminating the opportunity for hacking.

GES is also working with multiple vendors and has made investments in companies who are developing Blockchain Technology for a data storage and retrieval registration system; tabulation of paper Absentee/Mail Ballots; and Internet voting.

The Company has also signed a letter of Intent to acquire the assets of Election Services Solutions including all clients, contracts and employment contracts. This asset purchase is currently pending.

GES Acquisition of Election Services Solutions, LLC

On May 10, 2019, GES entered into an asset purchase agreement with Election Services Solutions, LLC (the “APA”).  Under the APA, GES will purchase 100% of the assets of Election Services Solutions, LLC.  GES will pay $550,000, of which $506,150 has already been paid, and issue 20,000,000 common shares to purchase these assets under this APA. GES is in the process of closing this transaction in the 3rd quarter of 2020. The proceeds will be used to buy only the assets of ESS and pay off all existing debts/loans. Their current clients include United States and International labor unions, Residential Organizations, Co-Op and Condominiums, Private Colleges and Universities and Trade Organizations.

The ESS asset acquisition will give GES the ability to expand into the following areas:

•

Alumni Associations – The ESS team formally ran elections for Alumni organizations for over 25 years with memberships from 5,000 to 200,000.

•

Labor Unions – The ESS Management team has a 39-year history in administering elections to organized labor unions.

•

Pension and Retirement Groups – The ESS team formally ran elections for Pension and Retirement groups for over 25 years with memberships from 300,000.

•

Credit Unions – The ESS team formerly ran elections for Credit Unions for over 25 years with memberships from 100,000 to 500,000.

•

Professional Trade Associations – The ESS team formerly ran elections for Professional Trade Associations for over 25 years with memberships from 30,000 to 50,000.

•

Awards and Contests – The ESS team ran multiple public shows for the Country Music Awards in 2006, 2007 and 2008. These awards are all online voting, so we will have the ability to effectively reengage in that field.

GES Current Business

As one of the United States premier provider of comprehensive election services, GES focus on efficiency, accuracy, integrity and security. GES prides itself on being able to provide flawless results regardless of the size or complexity of the project. GES helps organizations manage elections, strengthen corporate governance, increase member participation and reduce costs.

Today’s election officials take on tremendous responsibility in managing all aspects of the voting process from selecting products to ensuring fair elections and every phase in between. In an industry that is constantly evolving, these tasks become more challenging every day. GES provides full-service technology enabled election solutions to clients while offering the experience, support, security and capacity needed to meet ever-changing client needs now and in the future. GES believes it is unique in its ability to integrate multiple methods of voting; customers can hold elections via Paper Ballots by mail or in person, Internet Voting, or any combination of these methods, which GES refers to as Hybrid elections. Every project begins with a formal review of the bylaws to ensure total compliance. GES then prepares a formal project plan and timeline. An experienced Election Administrator manages every facet of the project, while keeping the client fully informed every step of the way. GES provides telephone and/or email support for any procedural questions and help for management as well as voters. GES projects enhance the image of professionalism of the client organization, providing our clients with peace of mind every step of the way.

The GES’s senior management team has conducted over 8,530 elections, involving more than 40,000,000 voters. Each organized labor election result requires an election certification submitted to the US Department of Labor, and for over 39 years, not one of our elections has been overturned.

Election security is an absolute priority for GES. We have seen emotions run high in many projects. Our focus on the security and confidentiality of election information diffuses most concerns and creates a broad consensus that the project is being conducted correctly and impartially. Election Committees regularly observe our processing and tabulation activities.

Paper Ballots; Absentee/Mail and In-Person Voting

GES management has been handling paper mail ballot and in-person elections for Labor Unions, Associations and other private organizations for over 39 years. This process starts with a nominations meeting, creation and printing of the ballot and all materials. For an Absentee/Mail election, ballots are mailed to the eligible voting members. On the voting/tabulation day, we collect the mail and use the proprietary registration system that we developed to authenticate and register voters by scanning a barcode on the Business Reply Mail envelope with the ballot inside. For an in-person election, voters are authenticated in our system and they sign a digital signature pad for registration. The authentication is based on a database provided by the client and any ineligible or challenged votes are removed. Once this list of valid voters has been compiled, we open the envelopes with identifiers and pull out the secret ballot envelope containing the ballot. Once the ballots are pulled from the secret ballot envelopes, we scan them using our proprietary software and hardware system to tabulate the votes. We uphold the essential requirements that the vote is secret, and each voter only gets one vote.

Organized Labor/Unions

Organized Labor Unions and their memberships in the United States are represented at the Local level, the Regional level and the International level. The smallest membership totals are at the Local level, groups of locals in a geographical area combine to make up a Regional level, and all members belong to an International Level. Elections occur in all these groups and subsets of them, which means that there could be multiple votes for the same union throughout the year, with GES charging a per-member fee for each one. Most Nominations and Officer Elections for union leaders occur every two to three years. Additionally, GES is regularly involved in other types of elections, including; Strike Votes, Contract Ratifications, Delegate Nominations, Dues Increases, Assessments, By-Law Changes and Unexpired Term Votes, all of which can be done online. Each union has by-laws that dictate the process and how often these elections occur. Due to our experience, it is a natural progression for GES to expand into administering Regional and International elections, which GES has already begun to do.

In the fourth quarter of 2016, the Department of Labor released official guidelines for voting online. Since then, we have worked to develop our systems to offer our customers the most advanced software available today. The DOL announcement has encouraged many unions to look into this option because it is not only a more efficient process, there is a significant cost savings for the client and a margin increase for GES.

Residential Organizations, Co-op/Condos

GES has been conducting elections for Homeowner and Co-Op Organizations for more than thirty years. At GES, we understand the sensitivity of the project, and the need to present a flawless experience to the owners. GES is the independent and impartial third-party Organizations can trust to manage an election and provide an Organization with the tools essential to strong leadership and good governance. GES provides complete management of an election project, from initial design of voting materials through tabulation. We support in-person, paper mail, and Internet voting using ballots or proxies. Signature verification, slates, and weighted, or share, voting are standard. No activity proceeds unless there is a quorum present. Interim results are available immediately and certified results normally follow within 24 hours. The GES Team has conducted elections at properties with fewer than 200 Membership Interests, and with more than 10,000. We have also conducted lotteries for public housing agencies including Section 8 Housing.

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

GES Developed Election Technology

Voter Authentication and Registration Software

GES has worked diligently to create a very specific proprietary registration election software that functions in authenticating and registering voting members in a data look-up system. In the event of an In-Person election, a voter ID can be scanned, or any information typed in to pull that voter up. A digital signature is then captured and saved to complete the voter’s registration and is available in a final list of ‘Who Voted”. In the event of a Mail Ballot, a barcode on a Business Reply Envelope is scanned and the status of that member is identified. If the member is not eligible to vote, that ballot is removed from the count. Additionally, if a member requests a replacement ballot and mails back that and the original, the system will flag the duplicate ballot, which would be removed ensuring only one ballot from each voter is counted. Because we must account for every single ballot, the system has multiple reporting options where we may deliver to the client the list of members who mailed in a ballot but were not able to vote, detailing the reason.

Scanning and Tabulation Software

The GES proprietary scanning election software is advanced OMR/OCR/Barcode scanning and tabulation software featuring de-skewing, de-speckling and image correction. The computer hardware utilizes high-speed optical scanners and was designed to run without Internet or Wi-Fi access and is hard wired, ensuring complete security. The system allows for triple auditing capabilities, which are; electronically generated tabulation results, jpeg imaging and storage, and the original physical ballot. This advancement gives GES the ability to tabulate elections faster and more efficiently and brings the opportunity for GES to compete for larger elections. GES began successfully deploying this system in our elections during the third quarter of 2017.

Online Voting

GES has a current client base of hundreds of unions. GES is committed to providing a comprehensive, secure voting platform, using state of the art technology for election officials charged with running their elections. GES has joint ventured with Voting Portals LLC, to use a proprietary software that not only allows for secure online voting, but also includes add-on features for our clients in a secure portal system such as posting documents like candidate statements, contracts or amendments to be voted on, streaming real-time or archived meetings or videos, sending real-time messages within the portal or tracking email communication to the membership. We also offer the option for a “hybrid” election, which allows members to choose a Mail Ballot, In Person and/or Online Voting options, while ensuring no one votes twice. GES is working to build a user experience that limits human error and makes the voting process as easy and seamless as possible while ensuring the highest level of secrecy, security and One Voter = One Vote integrity that we have been committed to for nearly 4 decades.

Current GES Technology Providers

GES is currently working with HCAS Technologies (“HCAS”), Imaging 101, Voting Portals, True Vote Inc, and Blockchain Valley Ventures, to design and create information technology and information systems management including software development services, infrastructure, network, support, corporate security, and risk management.

HCAS, Imaging 101, Voting Portals, are technology companies TrueVote Inc, is a Blockchain technology company and Blockchain Valley Ventures is Blockchain Advisory company.

Working Relationship with HCAS Technologies;

HCAS Technologies offers information technology administrative services on a highly configurable, rules-driven risk management system that helps customers reduce administrative costs and increase profitability while increasing consumer satisfaction. The company has developed a suite of software solutions utilizing an advanced set of proprietary technologies and focused on risk management solutions, which generate revenues to existing businesses. More than 25 professionals leverage deep industry knowledge across various verticals including: Banking and Financial Services, Healthcare, and Insurance to deliver robust digital solutions in key areas of client growth. HCAS is a unique technology company that specializes in business process improvement and automation, helping organizations optimize their underlying processes to achieve more efficient results.

Given HCAS’ extensive background in healthcare and specifically in Information Security, Privacy and Regulatory Compliance related services, organizations have chosen HCAS to be their advisors. HCAS has been helping GES implement programs that will assure continuous compliance with Department of Labor, US Board of Elections, Election Assistance Commission, National Institute Standards and Technology, Payment Card Industry, Privacy and Data Breach Notification Rules as well as other data protection regulations with which GES must be compliant.

The development resources are being dedicated to:

•

Ensuring the highest level of security protocols that comply with all necessary standards

•

Developing a Registration System supported by Blockchain Technology for security

•

Building an interface that is instinctive and user-friendly

•

Customizing for specific sectors’ rules and requirements

•

Allowing for scalability while maintaining integrity

•

Growing our client list by offering high quality technology solutions

On May 13, 2019, the Company amended the master services agreement with HCAS Technologies (the “MSA”), Under the MSA, the Company will be acquiring information technology services and management from HCAS Technologies, as well as retaining Mr. Magdiel Rodriguez to act as Chief Information Officer. Pursuant to this Amended MSA, the Company will issue a total of 30,000,000 warrants to purchase the Company’s common shares at a price of $0.005 as consideration for the services of HCAS and Mr. Magdiel. The closing of this transaction will occur in the 3rd quarter of 2020.

Working Relationship with Imaging 101

Imaging 101, a technology company based in Ft. Lauderdale, FL has developed for GES a specific registration software that functions in authenticating and registering voting members in a data look-up system. In the event of an In-Person election, a voter ID can be scanned, or any information typed in to pull that voter up. A digital signature can also be captured and saved for the final list of ‘Who Voted”. In the event of a Mail Ballot, a barcode on a Business Reply Envelope is scanned and the status of that member is identified. If the member is not eligible to vote, that ballot is removed from count. Because we must account for every single ballot, the system has multiple reporting options where we may deliver to the client the list of members who mailed in a ballot but were not able to vote, detailing the reason.

Imaging 101 also developed for GES an advanced OMR/OCR/Barcode scanning and tabulation software system featuring de-skewing, de-speckling and image correction. The computer hardware was designed to run without Internet or Wi-Fi access and is hard wired, ensuring complete security. The system allows for triple auditing capabilities, which are; electronically generated tabulation results, jpeg imaging and storage, and the original physical ballot. This advancement gives GES the ability to tabulate elections faster and more efficiently and brings the opportunity for GES to compete for larger elections.

Working Relationship with Voting Portals, LLC

On May 13, 2019, the Company entered into a joint venture agreement with Voting Portals, LLC (VP), a Florida limited liability company.  Pursuant to this agreement, the joint venture will be making use of the VP online e-voting web portal solutions and proprietary e-voting software programs to service and fulfill GES’s clients’ online elections and other e-voting events pursuant to the terms of the agreement, as well as any other ventures and relationships agreed to pursuant to the goals of the agreement. The Agreement was amended and as part of this agreement, the Company will be issuing 10,000,000 common shares to VP for services rendered. VP will own 100% of the rights to the software, while GES will be responsible for all administrative and other election procedures.  The Company is in the process of closing this transaction in the 3rd quarter of 2020.

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

Working Relationship with Blockchain Valley Ventures

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

•

Development and facilitation of an extended workshop with relevant and best in class third party blockchain technology companies such as Phoenix Systems AG, Securosys AG and others as well as any subject matter expert to be invited by Global Election Services Inc.

•

Development of a high-level technology solution architecture and its requirements for the blockchain based voting registration platform with inputs from third party blockchain technology.

•

Documentation of the results of (a) and (b) in order to provide the basis of the technical development of the platform.

•

Development of an implementation recommendation with respect to Voting on the Blockchain Platform.

•

Legal facilitation with respect to outside tax and legal advisors in connection with compliance with local and international regulation.

•

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

On June 27, 2019 BVV and GES signed and amended agreement calling for a $ 25,000 CHF Payment for the development and facilitation of an extended workshop with relevant and best in class third party blockchain technology companies, and a $ 25,000 CHF payment upon completion of the engagement. GES completed payments of $ 25,000 CHF and received a Working Paper discussing a high-level envisaged Blockchain platform, including a foundational flowchart, and implementation recommendations.

GES Investment in TrueVote Inc.

GES is developing with TrueVote, Inc. a comprensive end-to-end, decentralized, completely digital voting system. GAHC, GES parent owns 30% of True Vote.

The TrueVote Voting System will be based on traditional, proven database methodologies and layered with a “checksum” that is posted on the blockchain, proving all data is immutable and unalterable

True Vote is directed by Brett Morrison recently the Director of Enterprise Information Systems at SpaceX. Brett was as an e-commerce pioneer, getting brands online and creating a new channel for sales at the beginning of the e-commerce boom. Brett co-founded Onestop Internet in 2003 out of his garage and built the original e-commerce and warehouse management software that started the company. Throughout his time as Chief Technology Officer and Chief Innovation Officer at Onestop, he oversaw and managed its growth and architected and helped build the new Onestop 2.0 platform. Prior to Onestop, Brett co-founded one of the first photo sharing companies on the Internet, ememories.com, which was sold to PhotoWorks, one of the largest photo processing companies in the U.S. True Vote is also directed by Ped Hasid who graduated UCLA with Magna Cum Laude Honors in 2007. Ped later went on to cofound Block26, a venture vehicle for the DLT space established in 2014, leading the technology and investment strategy for the firm. Block26 to date has financed and incubated innovative projects that aim to enhance consumer adoption of DLT technology.

On June 15, 2019, GES entered into a Term Sheet to create a joint venture with TrueVote, Inc. Under the terms of the agreement GES was to invest $50,000 into True Vote thru a 24 Month Debenture and issue a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of Global Arena Holding Inc., (“GAHC”). GAHC will receive 3 million common shares of TrueVote, representing 30% of TrueVote Inc.  On December 16, 2019 this Term Sheet was amended to provide for a December 17, 2019, payment by the Company for $ 40,000 to True Vote. As of the date of this filing the Company will pay an additional $ 10,000 and a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company, and the Company will receive 3,000,000 common shares of TrueVote Inc representing Thirty percent (30%) as part of the joint venture between the companies. This transaction is expected to close in the 3rd quarter of 2020.

2) Tidewater Energy Group Inc.

On November 19, 2019, the Company incorporated a new wholly owned entity in the State of Delaware called Tidewater Energy Group Inc. The Board of Directors appointed John S. Matthews and Jason Old as Board members. The Company was formed to explore opportunities in the oil, gas, mineral and energy business.  Tidewater Energy Group Inc. has 40,000,000 common shares authorized, par value $0.001. There are currently 10,000,000 common shares issued and outstanding of which the Company holds 5,100,000 common shares (51%).  The Company invested $50,000 into Tidewater Energy Group Inc. for general capital and administrative expenses in January 2020.

3) GAHI Acquisition Corp. (GAHI Acquisition)

On May 20th, 2015 the Company incorporated a new wholly owned entity in the State of Delaware called “GAHI Acquisition Corp.” This entity was incorporated at the time to be the merger subsidiary for the acquisition of Blockchain Technologies Corp. (BTC) and other software system development.

On May 20, 2015 the Company entered into an agreement and plan of merger with BTC. Under this agreement, BTC would have merged with GAHI Acquisition, and GAHI Acquisition, would have been the surviving corporation. As consideration for the merger, the Company was to reserve a number of shares equal to 1/3 the total issued and outstanding of the Company to be issued to BTC shareholders at closing. On October 20, 2015, the parties agreed to extend the closing date of the merger to December 15, 2015. This agreement expired on December 15, 2015.

Concurrently, on October 20, 2015, the Company paid $125,000 in cash to BTC and issued to Nikolaos Spanos 1,377,398 of its common shares and 1,993,911 warrants to purchase its common shares at the exercise price of $.10 per common share with an exercise period of three years. The warrants have expired. The common shares and warrants were issued for the purchase of 1,000,000 common shares of BTC. Said common shares of BTC represented ten percent (10%) of the outstanding equity in BTC on October 20, 2015. The securities issued by the Company were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933. There has been no further activity in GAHI Acquisition Corp.

On March 28, 2017 the United States Patent Office issued patents to BTC covering Election Intellectual Property, US Patent #9,608,829, Issued March 28, 2017.  As an equity shareholder in BTC only, GAHC and GES have not used the BTC US Patent. Any use of the patent would require a new negotiation, and new contract with BTC.

The Company has determined that the initial investment of Blockchain Technologies Corp. will be written off.  The Company’s Board of Directors cancelled all transactions previously proposed but never acted on concerning GAHI Acquisition. GAHI Acquisition will remain a subsidiary for the exclusive use of any future transactions involving Blockchain Technologies Corporation.

Growth Strategy for the Company

Management believes there are four significant opportunities to increase market share; the growth and expansion of GES paper absentee/mail ballot business; Internet voting for private non-government clients; development of Blockchain Voting Applications; and the diversification Tidewater Energy Group Inc can deliver.

1) GES plans to enter the Political Party elections market in the 1st quarter of 2020, and the US Government/Foreign Government by the second quarter of 2021, by providing proprietary comprehensive technology-enabled election software and services. In the US there are 3,007 counties, 64 parishes, 19 organized boroughs, 11 census areas, 41 independent cities, and the District of Columbia, all of whom are going to buy updated Election Machines and Software in the near future.

Each municipal county individually purchases election voting equipment and software under the guidance of each State’s Secretary of State. In January 2017, President Barack Obama issued an Executive Order declaring United States government elections a “Critical Infrastructure”. President Donald J. Trump further extended this “Executive Order”.

According to the National Conference of State Legislatures, five states currently conduct all elections entirely by mail; Colorado, Hawaii, Oregon, Washington and Utah and at least 21 other states have laws that allow certain elections to be conducted by mail.

2) GES also offers online voting for craft and trade organizations, labor unions, political parties, co-operatives, housing organizations, associations, professional societies, and universities. GES believes this is an option that will save clients significant dollars in the reduction of printing and US Mail costs. GES is working with its joint venture partner Voting Portals LLC on this effort.

3) Management sees a unique opportunity in Blockchain Voting Technology, and is working with Blockchain Valley Ventures and TrueVote Inc, which could positively impact Global in many aspects of its business, including;

•

Securely storing Voter Registration Information on the blockchain.

•

Creating an international capability to administer or joint venture in conducting foreign government elections.

•

Creating a secure Internet voting record on the blockchain for online elections.

•

Administer Financial Services Elections, such as Proxy’s and shareholder votes.

•

Documenting current voting applications.

•

Reducing cost and time of delivery, enabling scalability.

4) Tidewater Energy Group was formed for the purpose of creating diversification for the Company. Directed by Jason Old, Tidewater Energy Group brings a number of seasoned, well-respected members of the Energy Industry to the Company.

The new age of unconventional drilling has reset the life cycle of the exploration and production industry. Beginning in the mid-2000’s, management teams and their private equity sponsors were able to deploy capital and realize gains quickly by building contiguous acreage positions that they flipped to larger operators. This added value by creating high working interest, horizontal drilling locations and resulted in extremely high IRRs with low equity multiples.

As public companies and larger private independents secured their acreage positions, drilling locations became less attractive in the short-term. Public valuations soon became depressed, partially due to their expensive drilling inventory, the values of which would take time to realize (i.e. drill). Simultaneously, commodity prices began to fall, further reducing the value of upside.

Larger companies are now focused on acquiring production that is immediately accretive, and we are beginning to see consolidation. Assets are now priced on current production with little to no value given to upside. Management believes this creates an opportunity for Tidewater Energy Group Inc., for the following reasons:

•

Consolidation drives disposition of “non-core” assets

•

Tidewater Energy Group Inc can protect its downside by purchasing stable, low-risk cash flow at a discount

•

Tidewater Energy Group Inc technical team is uniquely positioned to cherry pick those opportunities with attractive upside through recompletions, workovers, and development drilling

ITEM 1A. RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company maintains a holding address at 208 East 51 Street, Suite 112, New York, NY 10022. During the years ended December 31, 2019 and 2018, the Company paid $14,664 and $14,664 for all office, storage, and other expenses, respectively.

ITEM 3. LEGAL PROCEEDINGS.

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On October 10, 2013, GACOM settled a complaint with the National Futures Association for a fine of $50,000 for certain noncompliance with Commodity Futures Trading Commission regulations. The fine has not been paid and is included in accounts payable and accrued expenses at December 31, 2018 and December 31, 2017. The Company is currently attempting to adjudicate and settle this fine. The Company is currently attempting to adjudicate and settle this fine. The Company contacted the NFA and was the debt had been written off. GACOM ceased all activities in 2013.

On December 26, 2017, the Company entered into a settlement agreement with a prior attorney with regards to outstanding legal fees owed. Pursuant to this settlement agreement, the Company paid $25,000 on January 5, 2018, and $25,000 on February 5, 2018, and was required to pay an additional $200,000 during 2018. The $200,000 settlement is in default, and is carried in the accounts payable, however the Company is in the process of settling the outstanding balance. The Company made payments of $10,000 on the owed legal fees in 2020.

ITEM 4.  MINE SAFETY DISCLOSURE

None

PART II

ITEM 5.  MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Item 5(a)

a)  Market Information.  The Company began trading publicly on the NASD Over the Counter Bulletin Board on July 19, 2006.  We began trading under the symbol GAHC on May 27, 2011, and now trade under the symbol “GAHC” on the OTC Markets Pink Sheets.  The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

b)  Holders.  At September 11, 2020, there were approximately 157 shareholders of record of our common stock.

c)  Dividends.  Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors.  No dividends on our common stock have ever been paid, and we do not anticipate that dividends will be paid on our common stock in the foreseeable future.

d)  Securities authorized for issuance under equity compensation plans.

Stock Awards plan

In June 2011, the Board of Directors adopted a Stock Awards Plan (“Plan”).  The purpose of the Plan is to attract, retain and motivate employees, directors and persons affiliated with the Company and to provide such participants with additional incentive and reward opportunities.  The awards may be in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards, or any combination of the foregoing. The total number of shares of stock reserved for issuance under the Plan is 3,000,000.

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

A summary of the option activity is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2017	48,000,000	0.03	4.80	549,000
Granted	-
Exercised	-
Forfeited/Canceled	-
Outstanding, December 31, 2018	48,000,000	0.03	3.80	-

Granted	-
Exercised	-
Forfeited/Canceled	-
Outstanding, December 31, 2019	48,000,000	0.03	2.80	-
Exercisable, December 31, 2019	48,000,000	0.03	2.80	-

On April 13, 2020, the Board of Directors cancelled the stock options granted to John Matthews and Kathyrn Weisbeck under their employment agreements and granted them stock awards aggregating 65,000,000 common shares at $.0018 per common share (110% of the market price on the date of grant).

On April 13, 2020, the Board of Directors cancelled the stock options authorized but never formally granted to Martin Doane and Facundi Bacardi as directors’ compensation for years ended December 31, 2017, 2018 and 2019 and granted Messrs Doane and Facundi Bacardi stock awards of 36,682,692 common shares each at $.0018 per common share (110% of the market price on the date of grant).   As of September 11, 2020, these common shares have not been issued.

e)  Performance graph.  Not applicable.

f)  Sale of unregistered securities.

Common Shares

On April 28, 2016, the stockholders approved an amendment to the Company’s articles of incorporation to increase the number of authorized common shares from 100,000,000 to 1,000,000,000. In addition, the stockholders also approved an amendment to the Company’s Stock Awards Plan, originally filed June 27, 2011, which will increase the number of shares authorized to be issued under the Plan from 3,000,000 shares to 7,460,000 shares.

On October 11, 2019, the Company’s shareholders approved an increase of the Company’s authorized shares to Two Billion (2,000,000,000) Common Shares.

During the year ended December 31, 2019, the Company issued 50,971,221 shares of common stock for convertible notes of $78,572 and accrued interest of $10,572.

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

Warrants

A summary of warrant activity is presented below:

	Number of Warrants	Exercise Price ($)	Contractual Life (in years)	Intrinsic Value ($)
Outstanding, December 31, 2017	337,392,015	0.020	2.08	8,634,053
Granted	161,493,143	0.016
Exercised	-
Forfeited/Canceled	(32,608,568)	0.100
Outstanding, December 31, 2018	466,276,590	0.013	1.95	14,560
Granted	189,623,000	0.003
Exercised	-
Forfeited/Canceled	(59,366,665)	0.020
Outstanding, December 31, 2019	596,532,925	0.009	1.47	79,800
Exercisable, December 31, 2019	596,532,925	0.009	1.47	79,800

During the year ended December 31, 2019, the Company issued a total of 189,623,000 warrants in connection with a new convertible promissory note payable. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

•

Expected life of 3.00-3.25 years

•

Volatility of 296% - 308%;

•

Dividend yield of 0%;

•

Risk free interest rate of 1.51% - 2.51%

During the year ended December 31, 2018, the Company issued a total of 157,993,143 warrants in connection with a new convertible promissory note payable. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

•

Expected life of 3-5 years

•

Volatility of 314% - 337%;

•

Dividend yield of 0%;

•

Risk free interest rate of 2.06% - 2.74%

During the year ended December 31, 2018, the Company issued 3,500,000 warrants to a consultant for services rendered valued at $14,603. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

•

Expected life of 3 years

•

Volatility of 328%;

•

Dividend yield of 0%;

•

Risk free interest rate of 2.68%

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

Liquidity and Capital Resources

As of December 31, 2019, the Company has an accumulated deficit of 26,961,606 and a working capital deficiency of $7,997,314.  Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

For the year ended December 31, 2019, the Company recorded a net loss of $1,939,673.  We recorded an amortization of debt discount of $576,568, a change in fair value of derivative liability of $(526,958), and impairment of investment of $284,270.  We recorded convertible promissory notes payable issued for penalty interest of $8,223.  We recorded the following changes in current assets and liabilities: a change in deferred revenue of $28,500, a change in accounts payable of $(35,745), and a change of accrued expenses of $667,897.  As a result, we recorded net cash used in operating activities of $(933,572) for the year ended December 31, 2019.

For the year ended December 31, 2019, we made a payment of $5,000 as a deposit for acquisition and a payment for equity investment, resulting in net cash used in investing activities of $(45,000) for the period.

For the year ended December 31, 2019, we received $1,027,500 as proceeds from convertible promissory notes payable.  We repaid convertible promissory notes payable of $75,000.  As a result, we had net cash provided by financing activities of $952,500 for the year ended December 31, 2019.

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

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. For the years ended December 31, 2019 and 2018, our auditors have included a “going concern” modification in their auditors’ reports.  A “going concern” modification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot presently be determined.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve our operating results

Results of Operations for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Revenues for the year ended December 31, 2019 were $477,773 compared to $716,517 for the year ended December 31, 2018, a decrease of $238,744.  The majority of our clients hold elections on a three year cycle.  This decrease in revenues is due primarily to decreased elections held during this year.

Salaries and benefits totaled $571,840 for the year ended December 31, 2019 compared to $377,977 for the year ended December 31, 2016, an increase of $193,863.  This increase was due primarily to an increase in compensation paid to management.

Professional fees for the year ended December 31, 2019 totaled $312,987 compared to $293,667 for the year ended December 31, 2018, an increase of $19,320.  This increase is primarily due to the increased legal activities during the year ended December 31, 2019.

For the year ended December 31, 2019, we paid marketing and advertising expenses of $6,596 compared to the $5,352 paid in the year ended December 31, 2018.  We paid software development expenses of $89,819 in 2019 compared to $111,709 in 2018, we paid printing costs of $146,695 in 2019 compared to $186,015 in 2018, and we paid general and administrative expenses of $617,607 in 2018 compared to $453,593 in 2018.  The overall decrease was due to continued efforts to reduce overhead during the year ended December 31, 2019.

Total operating expenses for the year ended December 31, 2019 were $1,581,530 compared to $1,592,327 for the year ended December 31, 2018, a decrease of $10,797 principally due to reasons discussed above.

Contractual Obligations

Our significant contractual obligations as of December 31, 2019, are as follows:

				More than
	Less than	One to three	Three to five	Five
	One Year	Years	Years	Years	Total
Convertible notes payable	$4,639,628	$ -	$ -	$ -	$4,639,628

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Global Arena Holding, Inc. and Subsidiaries

Index to the Financial Statements

Page
Report of Independent Registered Public Accounting Firm:
Report of Raul Carrega, CPA	21

Consolidated Financial Statements:
Consolidated Balance Sheets at December 31, 2019 and 2018	22

Consolidated Statements of Operations for the Years Ended December 31, 2019 and 2018	23

Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2019 and 2018	24

Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018	25

Notes to Consolidated Financial Statements	26

RAUL CARREGA

Certified Public Accountants

412 W. Broadway, Suite 301

Glendale, California 91204

818-248-6325

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Global Arena Holding Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Arena Holding Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the years in the two year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2016.

/s/Raul Carrega

Glendale, California

Raul Carrega, CPA

September 11, 2020

GLOBAL ARENA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATE BALANCE SHEETS

	December 31,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$ 17,502	$ 43,574
Total current assets	17,502	43,574

Deposits for proposed acquisitions	546,150	501,150
Investments	-	284,270
Other assets	-	3,346
TOTAL ASSETS	563,652	832,340

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	281,241	316,986
Accrued expenses	2,081,167	1,423,842
Convertible promissory notes payable,
net of debt discount of $197,296 and $297,608	4,639,628	3,639,165
Promissory notes payable	230,000	230,000
Deferred revenue	40,500	12,000
Derivative liability	742,280	1,269,238
Total current liabilities	8,014,816	6,891,231

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 2,000,000 shares authorized;
Series B preferred stock; 250,000 shares authorized
60,000 and 90,000 issued and outstanding	60	60
Common stock, $0.001 par value; 1,000,000,000 shares authorized;
985,539,957 and 934,568,736 shares issued and outstanding	985,540	934,569
Additional paid-in capital	18,524,842	18,028,413
Accumulated deficit	(26,961,606)	(25,021,933)
Total stockholders' deficit	(7,451,164)	(6,058,891)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	563,652	832,340

The accompanying notes are an integral part of these consolidate financial statements

GLOBAL ARENA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	2019	2018
Revenues:
Services	$ 477,773	$ 716,517

Operating expenses:
Salaries and benefits	571,840	377,977
Marketing and advertising	6,596	5,352
Software development	89,819	111,709
Professional fees	312,987	293,667
General and administrative	453,593	617,607
Printing	146,695	186,015
Total operating expenses	1,581,530	1,592,327

Loss from operations	(1,103,757)	(875,810)

Other expenses:
Interest expense and financing costs	(1,078,604)	(4,163,988)
Other income	-	168,347
Change in fair value of derivative liability	526,958	12,790,971
Impairment of investment	(284,270)
Total other expenses	(835,916)	8,795,330

Income (loss) before provision for taxes	(1,939,673)	7,919,520

Provision for income taxes	-	-
Net income (loss)	$ (1,939,673)	$ 7,919,520

Weighted average shares outstanding - basic and diluted	963,600,271	779,840,176

Earnings (loss) per share - basic and diluted	$ (0.00)	$ 0.01
	$ (0.00)	$ 0.01

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2017	90,000	90	639,660,023	639,660	16,558,470	(32,941,453)	(15,743,233)

Issuance of common stock for convertible promissory notes and accrued interest			200,004,307	200,004	460,481		660,485
Issuance of common stock for settlements			64,160,521	64,161	229,058		293,219
Issuance of common stock for conversion of series B preferred stock	(30,000)	(30)	30,743,885	30,744	(30,714)		-
Fair value of warrants issued for services					14,603		14,603
Fair value of stock options issued for services							-
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt					796,515		796,515
Net income						7,919,520	7,919,520
Balance, December 31, 2018	60,000	$ 60	934,568,736	$934,569	$18,028,413	$(25,021,933)	$(6,058,891)
Issuance of common stock for accrued interest			50,791,221	50,971	38,173		89,144
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt					458,256		458,256
Net income						(1,939,673)	(1,939,673)
Balance, December 31, 2019	60,000	$60	985,359,957	$985,540	$18,524,842	$(26,961,606)	$(7,451,164)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2019	2018
OPERATING ACTIVITIES:
Net income (loss)	$ (1,939,673)	$ 7,919,520
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Amortization of debt discount	576,568	1,986,876
Change in fair value of derivative liability	(526,958)	(12,790,971)
Impairment of investment	284,270	-
Non-cash financing costs	-	1,101,610
Convertible promissory notes payable issued for penalty interest	8,223	392,676
Common stock issued for settlements	-	293,219
Fair value of warrants issued for services	-	14,603
Change in assets and liabilities:
Other assets	3,346	-
Deferred revenue	28,500	(5,009)
Accounts payable	(25,745)	(405,650)
Accrued expenses	667,897	508,813
Net cash used in operating activities	(933,572)	(984,313)

INVESTING ACTIVITIES:
Payment of deposit for acquisition	(5,000)	(79,500)
Payment for equity investment	(40,000)	-
Net cash used in investing activities	(45,000)	(79,500)

FINANCING ACTIVITIES:
Proceeds from convertible promissory notes payable	1,027,500	1,109,000
Repayment of convertible promissory notes payable	(75,000)	(22,500)
Net cash provided by financing activities	952,500	1,086,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,072)	22,687
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	43,574	20,887
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$ 17,502	$ 43,574

CASH PAID FOR:
Interest	$ 12,250	$ -
Income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Allocated value of warrants and beneficial conversion features related to debt	$ 458,256	$ 2,469,618
Debt converted to common stock	$ 89,144	$ 616,985

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

NOTE 1 - ORGANIZATION

Organization and Business

On February 25, 2015, Global Election Services, Inc. (GES) formed on February 25, 2015, provides comprehensive technology-enabled paper absentee/mail ballot and internet election services to organizations such as craft and trade organizations, labor unions, political parties, co-operatives and housing organizations, associations and professional societies, universities, and political organizations. GES has developed proprietary election software for a data storage and retrieval registration system to determine voter eligibility and prevent duplicate votes with In-Person digital signature capture, as well as proprietary election software for scanning/tabulation utilizing advanced OMR/OCR/Barcode imaging software featuring de-skewing, de-speckling and image correction. This system provides three types of audit capabilities. The hardware includes high speed optical scanners that are hard lined to a computer with all Wi-Fi disabled so the entire tabulation process occurs offline, eliminating the opportunity for hacking.  GES is also working with multiple vendors and has made investments in company’s who are developing Blockchain Technology for a data storage and retrieval registration system; tabulation of paper Absentee/Mail Ballots; and internet voting.

On May 10, 2019, GES entered into an asset purchase agreement with Election Services Solutions, LLC (the “APA”).  Under the APA, GES will purchase 100% of the assets of Election Services Solutions, LLC.  GES will pay $550,000, of which $506,150 has already been paid, and issue 20,000,000 common shares to purchase these assets under this APA. GES is in the process of closing this transaction in the 3rd quarter of 2020.

On May 20, 2015 the Company incorporated a new wholly owned entity in the State of Delaware called “GAHI Acquisition Corp.” This entity was incorporated at the time to be the merger subsidiary for the acquisition of Blockchain Technologies Corp. (BTC) and other software system development.

On May 20, 2015 the Company entered into an agreement and plan of merger with BTC. Under this agreement, BTC would have merged with GAHI Acquisition Corp., and GAHI Acquisition Corp., would have been the surviving corporation. As consideration for the merger, the Company was to reserve a number of shares equal to 1/3 the total issued and outstanding of the Company to be issued to BTC shareholders at closing. On October 20, 2015, the parties agreed to extend the closing date of the merger to December 15, 2015. This agreement expired on December 15, 2015.

Concurrently, on October 20, 2015, the Company paid $125,000 in cash to BTC and issued to Nikolaos Spanos 1,377,398 of its common shares and 1,993,911 warrants to purchase its common shares at the exercise price of $.10 per common share with an exercise period of three years. The warrants have expired. The common shares and warrants were issued for the purchase of 1,000,000 common shares of BTC. Said common shares of BTC represented ten percent (10%) of the outstanding equity in BTC on October 20, 2015. The securities issued by the Company were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933. There has been no further activity in GAHI Acquisition Corp.

GAHI Acquisition currently holds the BTC Equity position and is inactive. The Company has determined that the initial investment of Blockchain Technologies Corp. will be written off.  The Company’s Board of Directors cancelled all transactions previously proposed but never acted on concerning GAHI Acquisition. GAHI Acquisition will remain a subsidiary for the exclusive use of any future transactions involving Blockchain Technologies Corporation.

The Company, GAHI, and GES do not trade crypto currency, nor participate in Initial Coin Offerings.

On June 15, 2019, GES entered into a Term Sheet to create a joint venture with TrueVote, Inc. Under the terms of the agreement GES was to invest $50,000 into True Vote thru a 24 Month Debenture and issue a three year warrant exercisable at $0.01 for 4,500,000 common shares of the Company. The Company will receive 3 million common shares of TrueVote, representing 30% of TrueVote Inc.  On December 16, 2019 this Term Sheet was amended to provide for a December 17, 2019, payment by the Company for $ 40,000 to True Vote. As of the date of this filing the Company will pay an additional $ 10,000 and a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company, and the Company will receive 3,000,000 common shares of TrueVote Inc representing Thirty percent (30%) as part of the joint venture between the companies. This transaction is expected to close in the third quarter of 2020.

On November 19, 2019 the Company incorporated a new wholly owned entity in the State of Delaware called “Tidewater Energy Group Inc”. The Board of Directors appointed John S. Matthews and Jason Old as Board members. The Company is being formed to explore opportunities in the oil, gas, mineral and energy business.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company has generated recurring losses from operations and cash flow deficits from its operations since inception and has had to continually borrow to continue operating. In addition, certain of the Company’s debt is in default as of December 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations.  The Company continues to raise funds from the issuance of additional convertible promissory note. Management is hopeful that with their ability to raise additional funds that the Company should be able to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of GAHI and its wholly-owned and majority owned subsidiaries, GES, GAHI Acquisition Corp and Tidewater Energy Group, Inc. (inactive at December 31, 2019). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

	December 31,
	2019	2018
Options	48,000,000	48,000,000
Warrants	466,276,590	466,276,590
Convertible notes	1,776,995,390	2,305,126,959
Total	2,291,271,980	2,819,403,549

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

Fair Value Measurements

The Company applies the provisions of ASC 820-10, Fair Value Measurements and Disclosures. ASC 820-10 defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels of valuation hierarchy are defined as follows:

•

Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•

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

	Fair Value	Fair Value Measurement at
	As of	December 31, 2019
Description	December 31, 2019	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$ 742,280	$ -	$ 742,280	$ -
Total	$ 742,280	$ -	$ 742,280	$ -

	Fair Value	Fair Value Measurement at
	As of	December 31, 2018
Description	December 31, 2018	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$ 1,269,238	$ -	$ 1,269,238	$ -
Total	$ 1,269,238	$ -	$ 1,269,238	$ -

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

NOTE 3 - INVESTMENT

On October 20, 2015, the Company paid $125,000 in cash and issued to Nikolaos Spanos, 1,377,398 of its common stock (valued at $68,870) and 1,993,911 warrants to purchase its common shares at the exercise price of $0.10 per common share exercisable for three years (valued at $90,400). The common shares and warrants are being issued for the purchase of 1,000,000 common shares of Blockchain Technologies Corporation (“BTC”). Said common shares represent ten percent (10%) of the outstanding equity in BTC. This investment is accounted for under the cost method.  During the year ended December 31, 2019, the Company determined that this investment was impaired and took an impairment charge of $284,270.

NOTE 4– ACQUISITION DEPOSITS

On May 10, 2019, the Company entered into an asset purchase agreement with Election Services Solutions, LLC (the “APA”). Under the APA, the Company will purchase 100% of the assets of Election Services Solutions, LLC. The Company will pay $550,000, of which $506,150 has already been paid, and issue 20,000,000 common shares to purchase these assets under this APA. The Company is in the process of closing this transaction in the third quarter of 2020.

On June 15, 2019 GES entered into a Term Sheet to create a joint venture with TrueVote, Inc. Under the terms of the agreement GES will invest $50,000 into a 24 Month Debenture and issue a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of Global Arena Holding Inc., (“GAHC”). GAHC will receive 3 million common shares of TrueVote, representing 30% of TrueVote Inc.

TrueVote, Inc. is building a comprehensive end-to-end, de-centralized, completely digital voting system. This will be based on traditional, proven database methodologies, and layered with a "checksum" that's posted on the Blockchain, proving all data is immutable and unalterable. This design will ensure that every vote is transparently counted and verifiable.

Upon the closing of the agreement, GES will have invested $50,000 into a 24 Month Debenture and will have issued a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company, and the Company will receive 3,000,000 common shares of TrueVote Inc. as part of the joint venture between the companies. The Company on December 17, 2019 paid $ 40,000 to True Vote. The Company will pay an additional $10,000 and a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company, in the third quarter of 2020.

NOTE 5– ACCRUED EXPENSES

Accrued expenses at December 31, 2019 and 2018 consisted of the following:

	2019	2018
Accrued interest	$1,672,391	$1,212,429
Accrued compensation	374,987	179,307
Other accrued expenses	33,789	32,106
	$2,081,167	$1,423,842

NOTE 6 - PROMISSORY NOTES PAYABLE

In March 2014, the Company issued two promissory notes for a total of $230,000. The interest rate is the short-term applicable federal rate as determined by the Internal Revenue Service for the calendar month plus 10%. These two promissory notes are due on September 30, 2019, as amended.  The outstanding balance was $230,000 and $230,000 as of and December 31, 2019 and 2018, respectively.

NOTE 7 - CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes payable at December 31, 2019 and 2018 consist of the following:

	2019	2018
Convertible promissory notes with interest at 12% per annum, convertible into common shares at a fixed price ranging from $0.01 to $0.25 per share. Maturity dates through December 31, 2019, as amended. ($2,069,000 in default)	2,519000	1,939,000
Convertible promissory notes with interest at 12% per annum, convertible into common shares at a price ranging from $0.08 to $0.14 or a 50% to 60% discount from the lowest trade price in the 20-25 trading days prior to conversion (as of December 31, 2018 the conversion price would be $0.001 to $0.008 per share). Maturity dates through December 31, 2019, as amended. ($1,074,701 in default)	1,132,924	1,717,701
Convertible promissory notes with interest at 8% per annum, convertible into common shares at a fixed price of $0.02 per share. The maturity date is September 30, 2019, as amended. ($203,000 in default)	203	213,572
Convertible promissory notes with interest at 12% per annum, convertible into common shares of GES. The maturity dates through August 7, 2010, as amended. ($820,500 in default)	982,000	591,500
Total convertible promissory notes payable	4,836,924	4,461,773
Unamortized debt discount	(197,296)	(297,608)
Convertible promissory notes payable, net discount	4,639,628	4,164,165
Less notes receivable collateralized by convertible promissory notes payable	-	(525,000)
	4,639,628	3,639,165
Less current portion	(4,639,628)	(3,639,165)
Long-term portion	-	-

During the year ended December 31, 2018, the Company issued convertible promissory notes payable totaling $982,000 to one investor for which the Company received $335,000 in cash and notes receivable from the same investor totaling $575,000.  During the year ended December 31, 2018, the Company received $50,000 from a note receivable.  These convertible promissory notes payable also contained an original issue discount of $72,000.  Since the notes receivable were issued to the Company as payment for certain convertible promissory notes payable, the Company has not presented these notes receivable as an asset, but as an offset to the convertible promissory notes payable balance as the investor has the right of offset. During the year ended December 31, 2019, the Company and the investor agreed to cancel convertible promissory notes payable for $525,000 and the notes receivable for $525,000.

A rollforward of the convertible promissory notes payable from December 31, 2016 to December 31, 2018 is below:

Convertible promissory notes payable, December 31, 2017	$ 2,179,215
Issued for cash	1,109,000
Issued for penalty interest	392,676
Issued for original issue discount	72,000
Repayment for cash	(22,500)
Conversion to common stock	(554,560)
Debt discount related to new convertible promissory notes	(1,523,542)
Amortization of debt discounts	1,986,876
Convertible promissory notes payable, December 31, 2018	3,639,165
Issued for cash	1,027,500
Issued for penalty interest	8,223
Issued for original issue discount	18,000
Repayment for cash	(75,000)
Conversion to common stock	(458,256)
Debt discount related to new convertible promissory notes	558,568
Amortization of debt discounts	$ 4,639,628

NOTE 8 - DERIVATIVE FINANCIAL INSTRUMENTS

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

	December 31,	December 31,
	2019	2018
Risk-free interest rate	1.59%	2.51%
Expected life of the options (Years)	0.01	0.43
Expected volatility	152%	314%
Expected dividend yield	0%	0%

Fair Value	$ 742,280	$ 1,269,238

A rollforward of the derivative liability from December 31, 2017 to December 31, 2019 is below:

Derivative liabilities, December 31, 2017	$ 12,303,572
Conversion features related to new convertible promissory notes	1,756,637
Change in fair value of derivative liabilities	(12,790,971)
Derivative liabilities, December 31, 2018	1,269,238
Change in fair value of derivative liabilities	(526,958)
Derivative liabilities, December 31, 2019	$ 742,280

NOTE 9- STOCKHOLDERS’ DEFICIT

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

During the year ended December 31, 2017, the Company sold 95,000 shares of Series B Preferred Stock for cash proceeds of $950,000.  During the year ended December 31, 2018, 31,048, of these preferred shares were converted into 31,048,885 shares of common stock.

Common Stock

On April 28, 2016, the stockholders approved an amendment to the Company’s articles of incorporation to increase the number of authorized common shares from 100,000,000 to 1,000,000,000. In addition, the stockholders also approved an amendment to the Company’s Stock Awards Plan, originally filed June 27, 2011, which will increase the number of shares authorized to be issued under the Plan from 3,000,000 shares to 7,460,000 shares.

On October 11, 2019, the Company’s shareholders approved an increase of the Company’s authorized shares to Two Billion (2,000,000,000) Common Shares.

During the year ended December 31, 2019, the Company issued 50,971,221 shares of common stock for convertible notes of $78,572 and accrued interest of $10,572.

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

Option Activity

A summary of the option activity is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2017	48,000,000	0.03	4.80	549,000
Granted	-
Exercised	-
Forfeited/Canceled	-
Outstanding, December 31, 2018	48,000,000	0.03	3.80	-
Granted	-
Exercised	-
Forfeited/Canceled	-
Outstanding, December 31, 2019	48,000,000	0.03	2.80	-
Exercisable, December 31, 2019	48,000,000	0.03	2.80	-

Warrant Activity

A summary of warrant activity is presented below:

	Number of Warrants	Exercise Price ($)	Contractual Life (in years)	Intrinsic Value ($)
Outstanding, December 31, 2017	337,392,015	0.020	2.08	8,634,053
Granted	161,493,143	0.016
Exercised	-
Forfeited/Canceled	(32,608,568)	0.100
Outstanding, December 31, 2018	466,276,590	0.013	1.95	14,560
Granted	189,623,000	0.003
Exercised	-
Forfeited/Canceled	(59,366,665)	0.020
Outstanding, December 31, 2019	596,532,925	0.009	1.47	79,800
Exercisable, December 31, 2019	596,532,925	0.009	1.47	79,800

During the year ended December 31, 2019, the Company issued a total of 189,623,000 warrants in connection with a new convertible promissory note payable. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

•

Expected life of 3.00-3.25 years

•

Volatility of 296% - 308%;

•

Dividend yield of 0%;

•

Risk free interest rate of 1.51% - 2.51%

During the year ended December 31, 2018, the Company issued a total of 157,993,143 warrants in connection with a new convertible promissory note payable. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

•

Expected life of 3-5 years

•

Volatility of 314% - 337%;

•

Dividend yield of 0%;

•

Risk free interest rate of 2.06% - 2.74%

During the year ended December 31, 2018, the Company issued 3,500,000 warrants to a consultant for services rendered valued at $14,603. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

•

Expected life of 3 years

•

Volatility of 328%;

•

Dividend yield of 0%;

•

Risk free interest rate of 2.68%

NOTE 10 – INCOME TAXES

As of December 31, 2019, the Company had approximately $20,048,000 of federal net operating loss carryforwards available to offset future taxable income. These net operating losses which, if not utilized, begin expiring in 2029. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s net operating loss carryforwards may be subject to an annual limitation in the event of a change of control.

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

FASB ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the length of carryback and carryforward periods, and expectations of future profits, etc.  The Company believes that significant uncertainty exists with respect to the future realization of the deferred tax assets and has therefore established a full valuation allowance as of December 31, 2019 and 2018. The change in the deferred tax valuation allowance increased by approximately $349,000 and $676,000 during the years ended December 31, 2019 and 2018, respectively. The increase in 2019 and 2018 was a result of additional net operating losses.

The components of deferred tax assets at December 31, 2019 and 2018 are as follows:

	2019	2018
Deferred income tax asset
Net operating loss carryforwards	$ 5,633,000	$ 5,284,000
Less: valuation allowance	(5,633,000)	(5,284,000)
Net deferred tax asset	$ -	$ -

The Company evaluated the provisions of FASB ASC 740 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.”  A liability is recognized (or amount of net operating loss carryforward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FASB ASC 740. Interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “interest expense, net” in the statement of operations. Penalties would be recognized as a component of “general and administrative expenses.” No interest or penalties were recorded during the years ended December 31, 2019 and 2018. As of December 31, 2019, and 2018, no liability for unrecognized tax benefits was required to be reported.

The Company files income tax returns in the United States and in New York State and City. The Company is no longer subject to Federal, state and local income tax examinations by the tax authorities for tax years prior to 2015.

The reconciliation between the statutory federal income tax rate and the Company’s effective rate for the years ended December 31, 2019 and 2018 is as follows:

	2019	2018
Federal statutory rates	21.0%	21.0%
State income taxes, net of federal benefit	6.0%	6.0%
Non-deductible expenses	(6.4%)	(32.8%)
Valuation allowance against net deferred tax assets	(20.6)%	5.8%
Effective rate	0.0%	0.0%

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

On December 26, 2017, the Company entered into a settlement agreement with a prior attorney with regards to outstanding legal fees owed. Pursuant to this settlement agreement, the Company paid $25,000 on January 5, 2018, and $ 25,000 on February 5, 2018, and was required to pay an additional $200,000 during 2018. The $ 200,000 settlement is in default, and is carried in the accounts payable, however the Company is in the process of settling the outstanding balance. The Company made payments of $10,000 on the owed legal fees in 2020.

NOTE 12– AGREEMENTS

On May 13, 2019, the Company entered into a joint venture agreement with Voting Portals, LLC (VP), a Florida limited liability company. Pursuant to this agreement, the joint venture will be making use of the VP online e-voting web portal solutions and proprietary e-voting software programs to service and fulfill GES’s clients’ online elections and other e-voting events pursuant to the terms of the agreement, as well as any other ventures and relationships agreed to pursuant to the goals of the agreement. The Agreement was amended and as part of this agreement, the Company will be issuing 10,000,000 common shares to VP for services rendered, upon approval of the corporate actions at the 2019 annual meeting. VP will own 100% of the rights to the software, while GES will be responsible for all administrative and other election procedures. The Company is in the process of closing this transaction in the third quarter of 2020.

On May 13, 2019, the Company amended the master services agreement with HCAS Technologies (the “MSA”), Under the MSA, the Company will be acquiring information technology services and management from HCAS Technologies, as well as retaining Mr. Magdiel Rodriguez to act as Chief Information Officer. Pursuant to this Amended MSA, the Company will issue a total of 30,000,000 warrants to purchase the Company’s common shares at a price of $0.005 as consideration for the services of HCAS and Mr. Magdiel. The Company is in the process of closing this transaction in the third quarter of 2020.

On June 19, 2019, GES Inc. signed an engagement letter with Blockchain Valley Ventures (“BVV”) of Zug Switzerland. Under the terms of the agreement, GES will pay BVV 50,000 Swiss Francs (CHF) and BVV will serve as an advisor in connection with a Voter Registration, Voter Authentication, and Voter Eligibility using a Blockchain Platform primarily covering the following matters:

•

Development and facilitation of an extended workshop with relevant and best in class third party blockchain technology companies such as Phoenix Systems AG, Securosys AG and others as well as any subject matter expert to be invited by Global Election Services Inc.

•

Development of a high-level technology solution architecture and its requirements for the blockchain based voting registration platform with inputs from third party blockchain technology.

•

Documentation of the results of a) and b) in order to provide the basis of the technical development of the platform.

•

Development of an implementation recommendation with respect to Voting on the Blockchain Platform.

•

Legal facilitation with respect to outside tax and legal advisors in connection with compliance with local and international regulation.

•

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

On June 27, 2019 BVV and GES signed and amended agreement calling for a $25,000 CHF Payment for the development and facilitation of an extended workshop with relevant and best in class third party blockchain technology companies, and a $ 25,000 CHF payment upon completion of the engagement. GES made payments of $25,000 CHF payment.

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

On June 7, 2019, the Company’s second subsidiary, GAHI Acquisition Corp. (GAHI) was authorized by the Company’s Board of Directors to infuse an initial deposit of $50,000 into the subsidiary for general capital and administrative expenses. GAHI Acquisition will be repurposed in order to explore potential new business ventures in an effort to increase shareholder value. The Company will cause GAHI Acquisition to explore opportunities in the energy and minerals business, which may provide investment opportunities, including the possibility of providing blockchain technology software to energy and mineral companies. The Company added Mr. Jason N. Old to the GAHI Acquisition Board as a Director.

On November 28, 2019 the Company’s Board of Directors authorized the termination of the transaction previously authorized to infuse an initial deposit of $50,000 into GAHI Acquisition for general capital and administrative expenses and have GAHI Acquisition repurposed in order to explore opportunities in the energy and minerals business, which may provide investment opportunities, including the possibility of providing blockchain technology software to energy and mineral companies. GAHI Acquisition will remain a 100% subsidiary of the Company and will focus on Blockchain related companies for investments and acquisition.

NOTE 12– SUBSEQUENT EVENTS

Subsequent to December 31, 2019, the Company issued:

•

329,973,554 shares of common stock for the conversion of $458,000 of convertible debt;

•

36,519,609 shares of common stock for the conversion of 15,000 shares of Series B preferred stock; and

•

163,365,384 shares of common stock to officers and directors for services rendered.

On November 19, 2019, the Company incorporated a new wholly owned entity in the State of Delaware called Tidewater Energy Group Inc. The Board of Directors appointed John S. Matthews and Jason Old as Board members. The Company was formed to explore opportunities in the oil, gas, mineral and energy business.  Tidewater Energy Group Inc. has 40,000,000 common shares authorized, par value $0.001. There are currently 10,000,000 common shares issued and outstanding of which the Company holds 5,100,000 common shares (51%).  The Company invested $50,000 into Tidewater Energy Group Inc. for general capital and administrative expenses in January 2020.

In August 2020, the Company entered into an advisory agreement for strategic business development, capital sourcing and market development management services.  The agreement is for 18 months but may be canceled within the first 90 days.  Per the terms of the agreement the Company will pay the following compensation:

•

$50,000 retainer payable within 150 days of the date of the agreement;

•

Warrants to purchase 4% of GES (cashless warrants);

•

Warrants to purchase 50,000,000 shares of the Company’ common stock for $0.002 per shares;

•

Monthly compensation of $10,000 commencing October 1, 2020;

•

1% of net revenue from election services provided to municipal jurisdictions in the United States for 12 months; and

•

2% of all revenue generated from election services provided to municipal jurisdictions in the United States that were introduced by consultant.

Also, in August 2020, the Company entered into a software development agreement that provides for payments totaling $43,000 through September 30, 2020.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Controls and Procedures

During the year ended December 31, 2019, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2019. Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures were not effective as of December 31, 2019 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Upon receiving adequate financing, the Company plans to increase its controls in these areas by hiring more employees in financial reporting and establishing an audit committee.

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

Resumes

John Matthews, age 58, has served as the Chief Executive Officer, Chief Financial Officer, and director of Global Arena Holding Inc.  Mr. Matthews has served as the Chairman of Global Election Services since 2015 and a Director of GAHI Acquisition Corp. since 2015.  In these positions, he has directed the investment into Blockchain Technologies Corp and has initiated the upgraded elections software and hardware applications covering registration, election tabulation, and reporting.  Mr. Matthews has been involved in United States politics since the 1980s, having worked on and for numerous State, Congressional and Presidential elections.  Mr. Matthews worked on Senator Daniel Patrick Moynihan’s campaign for the US Senate in 1988 and concurrently served as Senator Moynihan’s Director of the Senator’s New York Office acting as the Senator’s senior Ombudsman and was responsible for all constituent services and legislative initiatives.  Mr. Matthews served as the Chairman and Chief Executive Officer of the Company’s former subsidiary, Global Arena Capital Corp., a registered broker dealer, from 2007 to 2014.  Global Arena Capital Corp. was sold in August 2014.  Prior to this, Mr. Matthews served as an officer in various United States broker dealers.  He received a BA from Long Island University in 1987.

Facundo Bacardi, age 73, is a current shareholder and member of the family that owns and controls Bacardi Ltd., a worldwide liquor manufacturer and distributor.  From 1979 to 1991, he was in charge of Bacardi’s manufacturing and distribution division for Nassau, Brazil, Trinidad and Central America.  Currently, Mr. Bacardi serves as a director of Suramericana de Inversiones, S.A., an investment company located in Panama, and has served in that capacity since 1990.

Martin J. Doane, age 51, is a director of Global Arena Holdings Corp. since November 7, 2011.  He has been a founding partner and CEO of Ubequity Capital since 2006.  He served as vice president and secretary of Northern Empire Energy Corporation from March 20, 2012 to September 4, 2013.  He was the chief executive officer of Adenyo Inc. from 2004 through 2009.  He has served as the chief executive officer of MeeMee Media Inc. since April 2013.  He was the vice president and secretary of EnDev Holdings Inc. from July 2010 to April 2013.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to our executive officers.

Summary Compensation Table

Name and Principal Position	Cash Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John Matthews	2019	242,754. (1)	-	-	-	242,754
CEO	2018	228,850 (2)	-	-	-	228,850

(1)

Mr. Matthews received $61,754 as his salary from the Company and $181,000 from GES.

(2)

Mr. Matthews received $79,250 as his salary from the Company and $149,000 from GES.

Outstanding Equity Awards at Fiscal Year End

There were no equity awards outstanding at December 31, 2019.  On April 13, 2020, the Board of Directors amended the employment contract of John Matthews dated December 8, 2017.  Pursuant to the amended terms, the stock options granted under Section 3.3 of the employment contract were cancelled and granted Mr. Matthews a stock award of 45,000,000 common shares at $.0018 per common share (110% of the market price on the date of grant).   As of September 11, 2020, these common shares have not been issued.

Director Compensation

The following table set forth certain information as to the compensation paid to our Directors.

Summary Compensation Table

Name and Principal Position	Cash Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John S. Matthews	2019	(1)	-	-	-
Chairman	2018	228,850 (2)	-	-	-	228,850
Facundo Bacardi	2019	-	-	-		-
Director	2018	-	-	-	-	-
Martin Doane	2019	-	-	-		-
Director	2018	-	-	-	-	-

1)  Mr. Matthews received $61,754 as his salary from the Company and $181,000 from GES.

2)  Mr. Matthews received $79,250 as his salary from the Company and $149,600 from GES.

On April 13, 2020, the Board of Directors cancelled the stock options authorized but never formally granted to Martin Doane and Facundi Bacardi as directors’ compensation for years ended December 31, 2017, 2018 and 2019 and granted Messrs Doane and Facundi Bacardi stock awards of 36,682,692 common shares each at $.0018 per common share (110% of the market price on the date of grant).   As of September 11, 2020, these common shares have not been issued.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of September 11, 2020, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

Name and Address	Amount	Percentage
John Matthews	2,842,028	0.21%
208 East 51 Street, Suite 112
New York, NY 10022

Facundo Bacardi (1)	0	0%
208 East 51 Street, Suite 112
New York, NY 10022

Martin Doane (1)	0	0%
208 East 51 Street, Suite 112
New York, NY 10022

All Officers and Directors as a Group (3 persons)	2,842,028	0.21%

On April 13, 2020, the Board of Directors granted the following stock awards to the directors at $.0018 per common share (110% of the market price on the date of grant).   As of September 11, 2020, these common shares have not been issued.

John Matthews - 45,000,000 common shares

Martin Doane - 36,682,692 common shares

Facundi Bacardi - 36,682,692 common shares

Based upon 1,352,033,120 outstanding common shares as of September 11, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the years ended December 31, 2019 and 2018 for professional services rendered by Raul Carrega for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the periods ended December 31, 2019 and 2018 were $70,000 and $53,000, respectively.

Audit related fees

The aggregate fees billed for the years ended December 31, 2019 and 2018 for assurance and related services by Raul Carrega that are reasonably related to the performance of the audit or review of the Company’s financial statements for those fiscal years were included in the above listed were $0 and $0, respectively.

Tax Fees

We incurred aggregate tax fees and expenses from Raul Carrega during the years ended December 31, 2019 and 2018 for professional services rendered for tax compliance, tax advice, and tax planning of $0 and $0, respectively.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2019 and 2018

Statements of Operations for the years ended December 31, 2019 and 2018

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2019 and 2018

Statements of Cash Flows for the years ended December 31, 2019 and 2018

Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:  None.

(a)(3) Exhibits

The following exhibits are included herewith:

Exhibit No.	Description
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
3.1d	Certificate of Amendment to Articles of Incorporation filed with the State of Delaware on October 13, 2019
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

NO.	DESCRIPTION	FILED WITH	DATE FILED
1.1	Form of Underwriting Agreement	Form SB-2	February 11, 2002
1.2	Form of Agreement Among Underwriters	Form SB-2	February 11, 2002
1.3	Form of Selected Dealer Agreement	Form SB-2	February 11, 2002
1.4	Form of Consulting Agreement with Schneider Securities, Inc.	Form SB-2	February 11, 2002
2.1	Form of Agreement and Plan of Merger between Dickie Walker Marine, Inc., a California corporation and Dickie Walker Marine, Inc., a Delaware Corporation	Form SB-2	February 11, 2002
2.2	Acquisition Agreement	Form 8-K	February 8, 2005
2.3	Amendment No. 2 to Acquisition Agreement	Form 8-K	July 20, 2005

2.4	Share Change Agreement	Form 8-K	April 13, 2006
2.5	Broker Dealer Stock Purchase Agreement	Form 8-K	August 8, 2014
3.1a	Articles of Incorporation for Montiel Marketing Group, Inc. as filed with the California Secretary of State on February 16, 2001	Form SB-2	February 11, 2002
3.1b	Certificate of Amendment to the Articles of Incorporation as filed with the California Secretary of State on February 16, 2002	Form SB-2/A	February 11, 2002
3.1c	Certificate of Incorporation for Dickie Walker Marine, Inc. as filed with the Delaware Secretary of State on February 4, 2002	Form SB-2	February 11, 2002
3.2a	Bylaws of the California corporation as adopted by its Board of Directors on October 10, 2000	Form SB-2	February 11, 2002
3.2b	Amended and Restated Bylaws of the Delaware corporation as adopted by its Board of Directors May 1, 2002	Form SB-2/A	May 13, 2002
3.3	Certificate of Amendment of Certificate of Incorporation of Dickie Walker Marine, Inc.	Form 8-K	July 20, 2006
4.1	Specimen stock certificate representing shares of common stock of the Company	Form SB-2/A	April 18, 2002
4.2	Form of Representative's Warrant	Form SB-2	February 11, 2002
4.3	Placement Agent's Warrant	Form SB-2	February 11, 2002
4.4	Form of Investor Note from 2001 Private Placement	Form SB-2	February 11, 2002
4.5	Selling Agent Agreement	Form 10KSB	December 29, 2004
4.6	Investor Promissory Note	Form 10KSB	December 29, 2004
4.7	Investor Warrant	Form 10KSB	December 29, 2004
4.8	Placement Agent's Warrants	Form 10KSB	December 29, 2004
4.9	Certificate of Designation for Preferred Stock	Form 8-K	April 13, 2006
4.10	Stock Option and Proxy	Form SC 13D	December 7, 2010
4.11	2011 Stock Awards Plan	Form S-8	July 6, 2011
10.1	$50,000 Promissory Note in favor of Gerald W. Montiel dated January 15, 2002	Form SB-2	February 11, 2002
10.2	$45,000 Promissory Note in favor of Gerald W. Montiel dated January 31, 2002	Form SB-2	February 11, 2002
10.3	Form of Reimbursement Agreement between Gerald W. Montiel and the Company dated February 1, 2002	Form SB-2	February 11, 2002
10.4	License Agreement between Gerald W. Montiel and the Company dated February 1, 2001	Form SB-2	February 11, 2002
10.5	Strategic Alliance Agreement with West Marine Products, Inc. dated October 19, 2001 (Confidential Treatment Requested)	Form SB-2/A	May 13, 2002

10.6	Facility Lease Agreement with WHMF dated February 1, 2002 for the facility located at 1414 South Tremont Street, Oceanside, California	Form SB-2	February 11, 2002
10.7	2002 Equity Incentive Plan	Form SB-2	February 11, 2002
10.8	Form of Lock-Up Agreement among the officers, directors and stockholders and the representative	Form SB-2	February 11, 2002
10.9	Form of Employment Agreement with Gerald W. Montiel dated February 1, 2002	Form SB-2	February 11, 2002
10.10	Equipment Lease Agreement with Emtex Leasing Corporation dated April 4, 2001	Form SB-2	February 11, 2002
10.11	Form of Stockholder Rights Agreement	Form SB-2/A	April 1, 2002
10.12	Lease Agreement	Form 10KSB	December 20, 2002
10.16	Separation Agreement and Complete Release	Form 8-K	October 21, 2003
10.17	Dick Walker Marine Inc. Code of Ethics	Form 10KSB	December 17, 2003
10.18	Financial and Code of Ethics Complaint Procedure Policy	Form 10KSB	December 17, 2003
10.19	Amendment to Strategic Alliance Agreement	Form 10KSB	December 17, 2003
10.20	Form of Parent Support Agreement	Form 8-K	February 8, 2005
10.21	Form of Lock-Up Agreement	Form 8-K	February 8, 2005
10.22	Consulting Agreement with Gerald Montiel	Form 8-K	February 8, 2005
10.23	Form of Incentive Stock Option Grant Under DWM 2002 Equity Incentive Plan	Form S-4	May 10, 2005
10.24	Form of Non-Qualified Stock Option Grant Under DWM 2002 Equity Incentive Plan	Form S-4	May 10, 2005
10.25	Mutual Lease Agreement	Form 8-K	October 14, 2005
10.26	Form of Employment Agreement with Gerald W. Montiel	Form 8-K	April 13, 2006
10.27	Form of Employment Agreement with Javier Vidrio	Form 8-K	April 13, 2006
10.28	Form of Consulting Agreement with Montiel Marketing Group	Form 8-K	April 13, 2006
10.29	Agreement and Plan of Reorganization	Form 8-K	January 25, 2011
10.30	Assignment and Assumption and Management Agreement	Form 8-K	January 25, 2011
10.31	Securities Purchase Agreement	Form 8-K	January 7, 2013
10.32	Amendment 1 to Securities Purchase Agreement	Form 8-K	January 25, 2013
10.33	Agreement of Sale	Form 8-K	January 31, 2013
10.34	Member Interests Purchase Agreement by and between the Company and Courtney Smith	Form 8-K	March 19, 3013
10.35	Management and Investor Rights Agreement	Form 8-K	May 10, 2013
10.36	Subordinated Promissory Note and Conversion Agreement between the Company and Jia Hui New Climate Investment Ltd.,	Form 8-K	December 4, 2013

10.37	Warrant to purchase common stock issued to Jia Hui New Climate Investment Ltd.	Form 8-K	December 4, 2013
10.38	Settlement agreement between the Company, GAIM and FireRock	Form 8-K	December 12, 2013
10.39	Securities purchase agreement between the Company, GAIM and FireRock	Form 8-K	December 12, 2013
10.40	Convertible Promissory Note and Warrant Purchase Agreement	Form 8-K	December 19, 2014
10.41	Master Services Agreement with HCAS	Form 8-K	January 29, 2018
10.42	Securities purchase agreement with UAHC Ventures	Form 8-K	December 22, 2017
10.43	Convertible promissory note with UAHC Ventures	Form 8-K	December 22, 2017
10.44	Warrant issued to UAHC	Form 8-K	December 22, 2017
10.45	John Matthews GAHC Chairman agreement	Form 8-K	December 15, 2017
10.46	John Matthews GAHC employment agreement	Form 8-K	December 15, 2017
10.47	Kathryn Weisbeck GAHC employment agreement	Form 8-K	December 15, 2017
10.48	John Matthews GES Chairman agreement	Form 8-K	December 15, 2017
10.49	John Matthews GES employment agreement	Form 8-K	December 15, 2017
10.50	Kathryn Weisbeck GES employment agreement	Form 8-K	December 15, 2017
10.51	Stock purchase agreement with Nikolaos Spanos	Form 8-K	October 21, 2015
10.52	John Matthews GAHC employment agreement	Form 8-K	August 11, 2015
10.53	Anthony Crisci GAHC employment agreement	Form 8-K	August 11, 2015
10.54	Kathryn Weisbeck GAHC employment agreement	Form 8-K	August 11, 2015
10.55	Convertible promissory note and warrant purchase agreement with Apollo Capital	Form 8-K	July 6, 2015
10.56	Convertible promissory note with Apollo Capital	Form 8-K	July 6, 2015
10.57	Convertible promissory note with Capitoline Ventures II	Form 8-K	July 6, 2015
10.58	Consulting agreement with Complete Advisory Partners	Form 8-K	June 24, 2015
10.59	Allonge Agreement with St. George Investments LLC dated 1/7/19	Form 8-K/A	January 15, 2019
10.60	1st Amendment to Allonge Agreement with St. George Investments LLC dated 2/6/19	Form 8-K/A	February 13, 2019
16.1	Letter from Ernst and Young LLP	Form 8-K	September 15, 2005
16.2	Letter from Mendoza Berger and Company, LLP	Form 8-K/A	June 30, 2006
16.3	Letter from Patricia and Zhao, LLC	Form 8-K/A	March 20, 2008
16.4	Auditor's Letter: P.C. Liu	Form 8-K/A	September 15, 2011
16.5	Change of Accountant Letter	Form 8-K	February 9, 2012
16.6	Change of Accountant Letter – Anton and Chia	Form 8-K/A	January 25, 2017
16.7	Change of Accountant Letter – Wei Wei	Form 8-K	June 14, 2016

24.1	Limited Power of Attorney	Form 4	July 30, 2003
99.1	Certification for CEO	Form 10KSB	December 20, 2002
99.2	Certification for CFO	Form 10KSB	December 20, 2002
99.3	Press Release for Dickie Walker Marine, Inc.	Form 8-K	December 18, 2003
99.4	Press Release Dated February 11, 2004	Form 8-K	February 12, 2004
99.5	Press Release	Form 8-K	April 4, 2004
99.6	Press Release	Form 8-K	September 3, 2004
99.7	Press Release	Form 8-K	December 30, 2004
99.8	Press Release	Form 8-K	February 8, 2005
99.9	Press Release	Form 8-K	May 13, 2005
99.10	Press Release	Form 8-K	June 1, 2005
99.11	Press Release	Form 8-K	July 7, 2005
99.12	Press Release	Form 8-K	July 20, 2005
99.13	Press Release	Form 8-K	August 3, 2005
99.14	Press Release	Form 8-K	August 17, 2005
99.15	Press Release	Form 8-K	October 14, 2005
99.16	Press Release	Form 8-K	November 7, 2005
99.17	Press Release	Form 8-K	April 13, 2006
99.18	Agreement and Plan of Merger	DEF 14C	April 29, 2011
99.19	Section 262 of DGCL	DEF 14C	April 29, 2011
99.20	Share Purchase Agreement	Form 8-K	July 20, 2012
99.21	Financial Statements and Supplementary Information	Form 8-K	July 20, 2012
99.22	Financial Statements and Supplemental Schedule and Independent Auditor's Report and Supplemental Report on Internal Control and Independent Accountants' Report on Applying Agreed-Upon Procedures	Form 8-K	July 20, 2012
99.23	Statement of Financial Condition	Form 8-K	July 20, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Arena Holding, Inc.

/s/ John S. Matthews

By: John S. Matthews

Chief Executive Officer, Chief Financial Officer

Director

Date:  September 11, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/John Matthews	CEO, CFO Controller	September 11, 2020
Director,
/s/Facundo Bacardi	Director	September 11, 2020

/s/Martin Doane	Director	September 11, 2020