Form 10-Q
period 2020-03-31
Global Arena Holding, Inc.
filed 2020-09-25
CIK 1138724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

-OR_

Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______.

Commission file number 000-49819

GLOBAL ARENA HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0931599 (I.R.S. Employer Identification No.)

208 East 51 Street, Suite 112 New York, New York (Address of principal executive offices)	10022 (Zip code)

(646) 801-6146
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company (as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [  ]

Non-accelerated filer [  ]

Accelerated filer [  ]

Smaller reporting company [x]

Emerging growth company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [x]

As of September 24, 2020, the registrant had 1,515,398,504 outstanding shares of common stock.

GLOBAL ARENA HOLDINGS, INC. TABLE OF CONTENTS

PART I - FINANCIAL INFORATION

PART II - OTHER INFORMATION

2

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

GLOBAL ARENA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATE BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$ 9,031	$ 17,502
Total current assets	9,031	17,502

Deposits for proposed acquisitions	546,150	546,150
TOTAL ASSETS	$ 555,181	$ 563,652

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$ 275,414	$ 281,241
Accrued expenses	2,255,151	2,081,167
Convertible promissory notes payable,
net of debt discount of $241,091 and $197,296	4,728,833	4,639,628
Promissory notes payable	230,000	230,000
Deferred revenue	79,313	40,500
Derivative liability	645,302	742,280
Total current liabilities	8,214,013	8,014,816

STOCKHOLDERS' DEFICIT
Global Arena Holdings, Inc.
Preferred stock, $0.001 par value; 2,000,000 shares authorized;
Series B preferred stock; 250,000 shares authorized
49,202 and 60,000 issued and outstanding	49	60
Common stock, $0.001 par value; 2,000,000,000 shares authorized;
1,125,507,119 and 985,539,957 shares issued and outstanding	1,125,507	985,540
Additional paid-in capital	18,652,567	18,524,842
Accumulated deficit	(27,413,913)	(26,961,606)
Total Global Arena Holdings, Inc. stockholders’ deficit	(7,635,790)	(7,451,164)
Noncontrolling interest	(23,042)	-
Total stockholders’ deficit	(7,658,832)	(7,451,164)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 555,181	$ 563,652

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL ARENA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Services	$ 108,429	$ 57,354

Operating expenses:
Salaries and benefits	117,713	72,979
Marketing and advertising	1,058	-
Software development	65,285	-
Professional fees	47,492	66,213
General and administrative	157,158	74,785
Printing	48,836	3,055
Total operating expenses	437,542	217,032

Loss from operations	(329,113)	(159,678)

Other expenses:
Interest expense and financing costs	(243,214)	(262,182)
Change in fair value of derivative liability	96,978	(28,692)
Total other expenses	(146,236)	(290,874)
Income (loss) before provision for taxes	(475,349)	(450,552)
Provision for income taxes	-	-
Net loss	(475,349)	(450,552)
Net loss attributed to noncontrolling interest	(23,042)	-
Net loss attributed to Global Arena Holdings, Inc.	$ (452,307)	$ (450,552)

Weighted average shares outstanding - basic and diluted	1,025,996,664	937,006,785

Earnings (loss) per share - basic and diluted	$ (0.00)	$ (0.00)
	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Global Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	60,000	$ 60	985,359,957	$985,540	$18,524,842	$(26,961,606)	$(7,451,164)
Issuance of common stock for convertible debt and accrued interest			103,447,553	103,448	18,752		122,200
Issuance of common stock for Series B Preferred Stock	(10,978)	(11)	36,519,609	36,519	(36,508)		-
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt					145,481		145,481
Net loss						(452,307)	(452,307)
Balance, March 31, 2020	49,202	$49	1,125,327,119	$1,125,507	$18,652,567	$(27,413,913)	$(7,635,790)

Balance, December 31, 2018	60,000	$ 60	934,568,736	$934,569	$18,028,413	$(25,021,933)	$(6,058,891)
Issuance of common stock for accrued interest			10,971,221	10,971	(4,827)		6,144
Fair value of stock options issued for services							-
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt					43,220		43,220
Net loss						(450,552)	(450,552)
Balance, March 31, 2019	60,000	$60	945,539,957	$945,540	$18,066,806	$(25,472,485)	$(6,460,079)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES:
Net income (loss)	$ (475,349)	$ (450,552)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Amortization of debt discount	101,686	178,175
Change in fair value of derivative liability	(96,978)	28,692
Change in assets and liabilities:
Deferred revenue	38,813	11,000
Accounts payable	(5,827)	14,000
Accrued expenses	189,184	81,994
Net cash used in operating activities	(248,471)	(136,691)

FINANCING ACTIVITIES:
Proceeds from convertible promissory notes payable	250,000	122,500
Repayment of convertible promissory notes payable	(10,000)	(22,500)
Net cash used in financing activities	240,000	100,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,471)	(36,691)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	17,502	43,574

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$ 9,031	$ 6,883

CASH PAID FOR:
Interest	$ 10,100	$ -
Income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Allocated value of warrants and beneficial conversion features related to debt	$ 145,481	$ 47,003
Debt converted to common stock	$ 122,000	$ 6,144

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Global Arena Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

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

The Company has also signed a letter of Intent to acquire the assets of Election Services Solutions including all clients, contracts and employment contracts. This asset purchase is currently pending to close in the third quarter 2020.

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

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the financial condition of the Company and its operating results for the respective periods. The condensed consolidated balance sheet at December 31, 2019 has been derived from the Company’s audited consolidated financial statements. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission. The results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company has generated recurring losses from operations and cash flow deficits from its operations since inception and has had to continually borrow to continue operating. In addition, certain of the Company’s debt is in default as of March 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations.  The Company continues to raise funds from the issuance of additional convertible promissory note. Management is hopeful that with their ability to raise additional funds that the Company should be able to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of GAHI and its wholly-owned and majority owned subsidiaries, GES, GAHI Acquisition Corp and Tidewater Energy Group, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Noncontrolling Interest

The Company follows ASC Topic 810, Consolidation, which governs the accounting for and reporting of non-controlling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance.

The net income (loss) attributed to the NCI is separately designated in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

	March 31,
	2020	2019
Options	48,000,000	48,000,000
Warrants	466,276,590	466,276,590
Convertible notes	1,748,036,416	1,056,924,578
Total	2,262,313,006	1,571,201,168

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

Share-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

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

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of March 31, 2020 and December 31, 2019.

	Fair Value	Fair Value Measurements at
	As of	March 31, 2020
Description	March 31, 2020	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$645,302	$-	$645,302	$-

Total	$645,302	$-	$645,302	$-

	Fair Value	Fair Value Measurements at
	As of	December 31, 2019
Description	December 31, 2019	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$742,280	$-	$742,280	$-

Total	$742,280	$-	$742,280	$-

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

NOTE 5– ACCRUED EXPENSES

Accrued expenses at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31,	December 31,
	2020	2019
Accrued interest	$1,788,244	$1,672,391
Accrued compensation	430,167	374,987
Other accrued expenses	36,740	33,789
	$2,255,151	$2,081,167

NOTE 6 - PROMISSORY NOTES PAYABLE

In March 2014, the Company issued two promissory notes for a total of $230,000. The interest rate is the short-term applicable federal rate as determined by the Internal Revenue Service for the calendar month plus 10%. These two promissory notes are due on September 30, 2019, as amended.  The outstanding balance was $230,000 and $230,000 as of March 31, 2020 and December 31, 2019, respectively.

NOTE 7 - CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes payable at March 31, 2020 and December 31, 2019 consist of the following:

	March 31,	December 31,
	2020	2019
Convertible promissory notes with interest at 10% to 12% per annum, convertible into common shares at a fixed price ranging from $0.001 to $0.25 per share. Maturity dates through January 31, 2021, as amended. ($2,019,000 in default)	$2,669,000	$2,519,000
Convertible promissory notes with interest at 12% per annum, convertible into common shares at a price ranging from $0.08 to $0.14 or a 50% to 60% discount from the lowest trade price in the 20-25 trading days prior to conversion (as of March 31, 2020 the conversion price would be $0.0007 to $0.0010 per share). Maturity dates through December 31, 2020, as amended. ($1,057,924 in default)	1,107,924	1,132,924
Convertible promissory notes with interest at 8% per annum, convertible into common shares at a fixed price of $0.02 per share. The maturity date was September 30, 2019, as amended. ($161,000 in default)	161,000	203,000
Convertible promissory notes with interest at 12% per annum, convertible into common shares of GES. The maturity dates through November 25, 2020, as amended. ($807,000 in default)	1,032,000	982,000
Total convertible promissory notes payable	4,969,924	4,836,924
Unamortized debt discount	(241,091)	(197,296)
Convertible promissory notes payable, net discount	4,728,833	4,639,628
Less current portion	(4,728,833)	(4,639,628)
Long-term portion	$-	$-

A rollfoward of the convertible promissory notes payable from December 31, 2019 to March 31, 2020 is below:

Convertible promissory notes payable, December 31, 2019	$4,639,628
Issued for cash	250,000
Repayment for cash	(10,000)
Conversion to common stock	(107,000)
Debt discount related to new convertible promissory notes	(145,481)
Amortization of debt discounts	101,686
Convertible promissory notes payable, March 31, 2020	$4,728,833

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

	March 31,	December 31,
	2020	2019
Risk-free interest rate	0.14%	1.59%
Expected life of the options (Years)	0.01	0.01
Expected volatility	135%	152%
Expected dividend yield	0%	0%

Fair Value	$645,302	$742,280

A rollfoward of the derivative liability from December 31, 2019 to March 31, 2020 is below:

Derivative liabilities, December 31, 2019	$742,280
Change in fair value of derivative liabilities	(96,978)
Derivative liabilities, March 31, 2020	$645,302

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

During the year ended December 31, 2017, the Company sold 90,000 shares of Series B Preferred Stock for cash proceeds of $900,000. During the year ended December 31, 2018, 30,000 of these preferred shares were converted into 30,743,885 shares of common stock  During the three months ended March 31, 2020, 10,798 of these preferred shares were converted into 36,519,609 shares of common stock.

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

On October 11, 2019, the Company’s shareholders approved an increase of the Company’s authorized shares to Two Billion (2,000,000,000) Common Shares.

During the three months ended March 31, 2020, the Company issued 103,447,553 shares of common stock for convertible notes of $107,000 and accrued interest of $15,200.

During the three months ended March 31, 2019, the Company issued 10,971 shares of common stock for accrued interest of $6,144.

Option Activity

A summary of the option activity is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2019	48,000,000	0.03	2.80	-
Granted	-
Exercised	-
Forfeited/Canceled	-
Outstanding, March 31, 2020	48,000,000	0.03	2.55	-
Exercisable, March 31, 2020	48,000,000	0.03	2.55	-

Warrant Activity

A summary of warrant activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2019	596,532,925	0.009	1.47	79,800
Granted	91,923,000	0.002
Exercised	-
Forfeited/Canceled	(195,833,333)	0.002
Outstanding, March 31, 2020	492,622,592	0.011	2.08	12,950
Exercisable, March 31, 2020	492,622,592	0.011	2.08	12,950

During the three months ended March 31, 2020, the Company issued a total of 91,923,000 warrants in connection with a new convertible promissory note payable. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

•

Expected life of 3.00-3.25 years

•

Volatility of 152%;

•

Dividend yield of 0%;

•

Risk free interest rate of 0.72% - 1.59%

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On October 10, 2013, GACOM settled a complaint with the National Futures Association for a fine of $50,000 for certain noncompliance with Commodity Futures Trading Commission regulations. The fine has not been paid and is included in accounts payable and accrued expenses at March 31, 2020 and December 31, 2019. The Company is currently attempting to adjudicate and settle this fine.

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

NOTE 11– AGREEMENTS

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

NOTE 12– SUBSEQUENT EVENTS

Subsequent to March 31, 2020, the Company issued:

•

226,526,001 shares of common stock for the conversion of $346,000 of convertible debt; and

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned and majority owned subsidiaries, GES, GAHI Acquisition Corp and Tidewater Energy Group, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Share-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

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

Liquidity and Capital Resources

As of March 31, 2020, the Company has an accumulated deficit of $27,413,913 and a working capital deficit of $8,204,982.  Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

For the three months ended March 31, 2020, the Company recorded a net loss of $475,349.  We recorded an amortization of debt discount of $101,686.   We recorded a gain from the change in fair value of derivative liability of $96,978.  We had an increase in accounts payable and accrued expenses of $2183,357 and a increase in deferred revenue of $38,813.  As a result, we had net cash used in operating activities of $248,471 for the three months ended March 31, 2020.

For the three months ended March 31, 2020, we received $250,000 as proceeds from the issuance of convertible promissory notes payable and repaid $10,000 of such convertible notes.

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

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. Our auditors for the years ended December 31, 2019 and 2018 have included a “going concern” modification in their auditors’ reports.  A “going concern” modification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot presently be determined.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve our operating results.

Results of Operations for the Three months Ended March 31, 2020 Compared to the Three months Ended March 31, 2019

Revenues for the three months ended March 31, 2020 were $108,429 compared to $57,354 for the three months ended March 31, 2019, an increase of $51,075.  The majority of our clients hold elections on a three year cycle.  This increase in revenues is due primarily to more elections held during the three month period in 2020.

Salaries and benefits totaled $117,713 for the three months ended March 31, 2020 compared to $72,979 for the three months ended March 31, 2019, an increase of $44,734.  This increase was due primarily to employment agreements entered into with our key employees.

Professional fees for the three months ended March 31, 2020 totaled $47,492 compared to $66,213 for the three months ended March 31, 2019, a decrease of $18,721.  This decrease is primarily due to a reduction in legal fees during the three months ended March 31, 2020.

For the three months ended March 31, 2020, we incurred marketing and advertising expenses of $1,058 compared to the $0 in the three months ended March 31, 2019.  We incurred software development expenses of $65,285 in 2020 compared to $0 in 2019, we incurred printing costs of $48,836 in 2020 compared to $3,055 in 2019, and we incurred general and administrative expenses of $157,158 in 2020 compared to $74,785 in 2018.  These increases are all due to efforts to expand the operations of our business.

Total operating expenses for the three months ended March 31, 2020 were $437,542 compared to $217,032 for the three months ended March 31, 2018, an increase of $220,510 principally due to reasons discussed above.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2020.

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of March 31, 2020 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2020.  Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 10, 2013, GACOM settled a complaint with the National Futures Association for a fine of $50,000 for certain noncompliance with Commodity Futures Trading Commission regulations. The fine has not been paid and is included in accounts payable and accrued expenses at March 31, 2020 and December 31, 2019. The Company is currently attempting to adjudicate and settle this fine. The Company is currently attempting to adjudicate and settle this fine. The Company contacted the NFA and was the debt had been written off. GACOM ceased all activities in 2013.

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

Item 1A.  Risk Factors

Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2020, the Company issued 103,447,553 shares of common stock for convertible notes of $107,000 and accrued interest of $15,200 and issued 36,519,609 shares of common stock for the conversion of Series B Preferred Stock.

The above shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

The following is a complete list of exhibits filed as part of the Quarterly Report on Form 10-Q, some of which are incorporated herein by reference from the reports, registration statements and other filings of the issuer with the Securities and Exchange Commission, as referenced below:

Exhibit 31* - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32* - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS -  XBRL Instance Document

101.SCH - XBRL Taxonomy Extension Schema Document

101.CAL -  XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF - XBRL Taxonomy Extension Definition Linkbase Document

101.LAB - XBRL Taxonomy Extension Label Linkbase Document

101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL ARENA HOLDINGS, INC. a Nevada corporation

Date: September 24, 2020	By:	/s/ JOHN MATTHEWS
John Matthews
Chief Executive Officer Chief Financial Officer