Form 10-Q
period 2020-06-30
Global Arena Holding, Inc.
filed 2020-10-01
CIK 1138724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

(646) 801-5524

 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]

Non-accelerated filer [  ]

Accelerated filer [  ]

Smaller reporting company [x]

Emerging growth company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]  No [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [x]

As of September 30, 2020, the registrant had 1,528,398,504 outstanding shares of common stock.

GLOBAL ARENA HOLDINGS, INC. TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets at June 30, 2020 (Unaudited) and December 31, 2019	4

Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2020 and 2019 (Unaudited) and for Six Months Ended June 30, 2020 and 2019 (Unaudited)	5

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the Period Ended June 30, 2020 and 2019 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019 (Unaudited)	8

Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosure About Market Risk	25
Item 4. Controls and Procedures	25

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	26

Signatures	28

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

GLOBAL ARENA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$ 28,120	$ 17,502
Total current assets	28,120	17,502

Deposits for proposed acquisitions	546,150	546,150
TOTAL ASSETS	$ 574,270	$ 563,652

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$ 275,414	$ 281,241
Accrued expenses	2,479,928	2,081,167
Convertible promissory notes payable,
net of debt discount of $166,391and $197,296	4,704,033	4,639,628
Promissory notes payable	230,000	230,000
Deferred revenue	47,900	40,500
Derivative liability	1,402,340	742,280
Total current liabilities	9,139,615	8,014,816

STOCKHOLDERS' DEFICIT
Global Arena Holdings, Inc.
Preferred stock, $0.001 par value; 2,000,000 shares authorized;
Series B preferred stock; 250,000 shares authorized
49,202 and 60,000 issued and outstanding	49	60
Common stock, $0.001 par value; 2,000,000,000 shares authorized;
1,365,539,169 and 985,539,957 shares issued and outstanding	1,365,539	985,540
Additional paid-in capital	18,829,200	18,524,842
Accumulated deficit	(28,737,091)	(26,961,606)
Total Global Arena Holdings, Inc. stockholders’ deficit	(8,542,303)	(7,451,164)
Noncontrolling interest	(23,042)	-
Total stockholders’ deficit	(8,565,345)	(7,451,164)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 574,270	$ 563,652

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30
	2020	2019	2020	2019
Revenues:
Services	$ 232,237	$ 98,156	$ 340,666	$ 155,510

Operating expenses:
Salaries and benefits	395,433	101,865	513,146	174,844
Marketing and advertising	1,058	-	2,116	-
Software development	5,382	34,700	70,667	34,700
Professional fees	46,080	180,469	93,572	246,682
General and administrative	37,406	94,248	194,564	169,033
Printing	76,779	36,534	125,615	39,589
Total operating expenses	562,138	447,816	999,680	664,848

Loss from operations	(329,901	(349,660)	(659,014)	(509,338)

Other expenses:
Interest expense and financing costs	(236,239)	(284,969)	(479,453)	(547,151)
Change in fair value of derivative liability	(757,038)	(321,762)	(660,060)	(350,454)
Total other expenses	(993,277)	(606,731)	(1,139,513)	(897,605)
Income (loss) before provision for taxes	(1,323,178)	(956,391)	(1,798,527)	(1,406,943)
Provision for income taxes	-	-	-	-
Net loss	(1,323,178)	(956,391)	(1,798,527)	(1,406,943)
Net loss attributed to noncontrolling interest	-	-	(23,042)	-
Net loss attributed to Global Arena Holdings, Inc.	$ (1,323,178)	$ (956,391)	(1,775,485)	(1,406,943)

Weighted average shares outstanding - basic and diluted	1,289,454,005	956,254,243	1,157,725,334	946,683,684

Earnings (loss) per share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series B Preferred Stock		Common Stock		Additional		Total Global '		Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’Deficit	Noncontrolling Interest	Stockholders’ Deficit
Balance, December 31, 2019	60,000	$ 60	985,359,957	$985,540	$18,524,842	$(26,961,606)	$(7,451,164)	$ -	$(7,451,164)
Issuance of common stock for convertible debt and accrued interest			103,447,553	103,448	18,752		122,200		122,200
Issuance of common stock for Series B Preferred Stock	(10,978)	(11)	36,519,609	36,519	(36,508)		-		-
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt					145,481		145,481		145,481
Net loss						(452,307)	(452,307)	(23,042)	(475,349)
Balance, March 31, 2020	49,202	$ 49	1,125,327,119	$1,125,507	$18,652,567	$(27,413,913)	$(7,635,790)	$(23,042)	(7,658,832)

Issuance of common stock for convertible debt and accrued interest			76,666,666	76,667	40,333		117,000		117,000
Issuance of common stock for services			163,365,384	163,365	114,356		227,721		227,721
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt					21,944		21,944		21,944
Net loss						(1,323,178)	(1,323,178)	-	(1,323,178)

Balance, June 30, 2020	49,202	49	1,365,359,169	1,365,539	$18,829,200	$(28,737,091)	$(8,542,303)	$(23,042)	$(8,565,345)

Balance, December 31, 2018	60,000	$ 60	934,568,736	$934,569	$18,028,413	$(25,021,933)	$(6,058,891)		$(6,058,891)
Issuance of common stock for accrued interest			10,971,221	10,971	(4,827)		6,144		6,144
Fair value of stock options issued for services							-
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt					43,220		43,220		43,220
Net loss						(450,552)	(450,552)		(450,552)

Balance, March 31, 2019	60,000	$ 60	945,539,957	$945,540	$18,066,806	$(25,472,485)	$(6,460,079)		$(6,460,079)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (continued)

	Series B Preferred Stock		Common Stock		Additional		Total Global '		Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’Deficit	Noncontrolling Interest	Stockholders’ Deficit

Issuance of common stock for convertible debt and accrued interest			15,000,000	15,000	-		15,000		15,000
Fair value of stock options issued for services							-
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt					199,836		199,836		199,836
Net loss						(956,391)	(956,391)		(956,391)

Balance, June 30, 2020	60,000	$ 60	960,539,957	$960,540	$18,266,192	$(26,428,876)	$7,202,084))	-	$(7,202,084)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES:
Net income (loss)	$ (1,798,527)	$(1,406,943)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Amortization of debt discount	198,330	326,346
Change in fair value of derivative liability	660,060	350,454
Common stock issued for services	277,721	-
Change in assets and liabilities:
Deferred revenue	7,400	15,250
Accounts payable	(5,827)	(18,999)
Accrued expenses	413,961	151,856
Net cash used in operating activities	(246,882)	(582,036)

INVESTING ACTIVITIES:
Payment of deposit for acquisition	-	(5,000)
Net cash used in investing activities	-	(5,000)

FINANCING ACTIVITIES:
Proceeds from convertible promissory notes payable	290,000	676,000
Repayment of convertible promissory notes payable	(32,500)	(22,500)
Net cash used in financing activities	257,500	653,500

NET DECREASE IN CASH AND CASH EQUIVALENTS	10,618	66,464

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	17,502	43,574

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$ 28,120	$ 110,038

CASH PAID FOR:
Interest	$ 10,100	$ 12,250
Income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Allocated value of warrants and beneficial conversion features related to debt	$ 167,425	$ 242,606
Debt converted to common stock	$ 239,200	$ 21,144

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Global Arena Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2020 and 2019

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

The Company has also signed a letter of Intent to acquire the assets of Election Services Solutions including all clients, contracts and employment contracts. This asset purchase is currently pending to close in the fourth quarter 2020.

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

On June 15, 2019, GES entered into a Term Sheet to create a joint venture with TrueVote, Inc. Under the terms of the agreement GES was to invest $50,000 into True Vote thru a 24 Month Debenture and issue a three year warrant exercisable at $0.01 for 4,500,000 common shares of the Company. The Company will receive 3 million common shares of TrueVote, representing 30% of TrueVote Inc.  On December 16, 2019 this Term Sheet was amended to provide for a December 17, 2019, payment by the Company for $ 40,000 to True Vote. As of the date of this filing the Company will pay an additional $ 10,000 and a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company, and the Company will receive 3,000,000 common shares of TrueVote Inc representing Thirty percent (30%) as part of the joint venture between the companies. This transaction is expected to close in the fourth quarter of 2020.

On November 19, 2019, the Company incorporated a new wholly owned entity in the State of Delaware called Tidewater Energy Group Inc. The Board of Directors appointed John S. Matthews and Jason Old as Board members. The Company was formed to explore opportunities in the oil, gas, mineral and energy business.  Tidewater Energy Group Inc. has 40,000,000 common shares authorized; par value $0.001. There are currently 10,000,000 common shares issued and outstanding of which the Company holds 5,100,000 common shares (51%).  The Company invested $50,000 into Tidewater Energy Group Inc. for general capital and administrative expenses in January 2020.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the financial condition of the Company and its operating results for the respective periods. The condensed consolidated balance sheet at December 31, 2019 has been derived from the Company's audited consolidated financial statements. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission. The results for the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company has generated recurring losses from operations and cash flow deficits from its operations since inception and has had to continually borrow to continue operating. In addition, certain of the Company’s debt is in default as of June 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations.  The Company continues to raise funds from the issuance of additional convertible promissory note. Management is hopeful that with their ability to raise additional funds that the Company should be able to continue as a going concern.

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

	June 30,
	2020	2019
Options	48,000,000	48,000,000
Warrants	480,955,926	466,276,590
Convertible notes	1,748,036,416	1,184,173,756
Total	2,276,992,342	1,698,450,346

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

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of June 30, 2020 and December 31, 2019.

	Fair Value	Fair Value Measurements at
	As of	June 30, 2020
Description	June 30, 2020	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$1,402,340	$-	$1,402,340	$-

Total	$1,402,340	$-	$1,402,340	$-

	Fair Value	Fair Value Measurements at
	As of	December 31, 2019
Description	December 31, 2019	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$742,280	$-	$742,280	$-

Total	$742,280	$-	$742,280	$-

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

NOTE 4– ACQUISITION DEPOSITS

On May 10, 2019, the Company entered into an asset purchase agreement with Election Services Solutions, LLC (the “APA”). Under the APA, the Company will purchase 100% of the assets of Election Services Solutions, LLC. The Company will pay $550,000, of which $506,150 has already been paid, and issue 20,000,000 common shares to purchase these assets under this APA. The Company is in the process of closing this transaction in the fourth quarter of 2020.

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

Upon the closing of the agreement, GES will have invested $50,000 into a 24 Month Debenture and will have issued a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company, and the Company will receive 3,000,000 common shares of TrueVote Inc. as part of the joint venture between the companies. The Company on December 17, 2019 paid $ 40,000 to True Vote. The Company will pay an additional $10,000 and a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company, in the fourth quarter of 2020.

On November 19, 2019, the Company incorporated a new wholly owned entity in the State of Delaware called Tidewater Energy Group Inc. The Board of Directors appointed John S. Matthews and Jason Old as Board members. The Company was formed to explore opportunities in the oil, gas, mineral and energy business.  Tidewater Energy Group Inc. has 40,000,000 common shares authorized; par value $0.001. There are currently 10,000,000 common shares issued and outstanding of which the Company holds 5,100,000 common shares (51%).  The Company invested $50,000 into Tidewater Energy Group Inc. for general capital and administrative expenses in January 2020.

NOTE 5– ACCRUED EXPENSES

Accrued expenses at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30,	December 31,
	2020	2019
Accrued interest	$1,927,840	$1,672,391
Accrued compensation	515,348	374,987
Other accrued expenses	36,740	33,789
	$2,479,928	$2,081,167

NOTE 6 - PROMISSORY NOTES PAYABLE

In March 2014, the Company issued two promissory notes for a total of $230,000. The interest rate is the short-term applicable federal rate as determined by the Internal Revenue Service for the calendar month plus 10%. These two promissory notes are due on September 30, 2019, as amended.  The outstanding balance was $230,000 and $230,000 as of June 30, 2020 and December 31, 2019, respectively.

NOTE 7 - CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes payable at June 30, 2020 and December 31, 2019 consist of the following:

	June 30,	December 31,
	2020	2019
Convertible promissory notes with interest at 10% to 12% per annum, convertible into common shares at a fixed price ranging from $0.001 to $0.25 per share. Maturity dates through June 21, 2021, as amended. ($2,294,000 in default)	$2,634,000	$2,519,000
Convertible promissory notes with interest at 12% per annum, convertible into common shares at a price ranging from $0.08 to $0.14 or a 50% to 60% discount from the lowest trade price in the 20-25 trading days prior to conversion (as of June 30, 2020 the conversion price would be $0.0009 to $0.0010 per share). Maturity dates through December 31, 2020, as amended. ($1,057,924 in default)	1,107,924	1,132,924
Convertible promissory notes with interest at 8% per annum, convertible into common shares at a fixed price of $0.02 per share. The maturity date was September 30, 2019, as amended. ($119,000 in default)	119,000	203,000
Convertible promissory notes with interest at 12% per annum, convertible into common shares of GES. The maturity dates through November 25, 2020, as amended. ($804,500 in default)	1,009,500	982,000
Total convertible promissory notes payable	4,870,424	4,836,924
Unamortized debt discount	(166,391)	(197,296)
Convertible promissory notes payable, net discount	4,704,033	4,639,628
Less current portion	(4,704,033)	(4,639,628)
Long-term portion	$-	$-

A rollfoward of the convertible promissory notes payable from December 31, 2019 to June 30, 2020 is below:

Convertible promissory notes payable, December 31, 2019	$4,639,628
Issued for cash	290,000
Repayment for cash	(32,500)
Conversion to common stock	(224,000)
Debt discount related to new convertible promissory notes	(167,425)
Amortization of debt discounts	198,330
Convertible promissory notes payable, June 30, 2020	$4,704,033

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

	June 30,	December 31,
	2020	2019
Risk-free interest rate	0.14%	1.59%
Expected life of the options (Years)	0.01	0.01
Expected volatility	188%	152%
Expected dividend yield	0%	0%

Fair Value	$1,402,340	$742,280

A rollfoward of the derivative liability from December 31, 2019 to June 30, 2020 is below:

Derivative liabilities, December 31, 2019	$742,280
Change in fair value of derivative liabilities	660,060
Derivative liabilities, June 30, 2020	$1,402,340

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

During the year ended December 31, 2017, the Company sold 90,000 shares of Series B Preferred Stock for cash proceeds of $900,000.  During the year ended December 31, 2018, 30,000 of these preferred shares were converted into 30,743,885 shares of common stock.  During the six months ended June 30, 2020, 10,798 of these preferred shares were converted into 36,519,609 shares of common stock.

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

On October 11, 2019, the Company’s shareholders approved an increase of the Company’s authorized shares to Two Billion (2,000,000,000) Common Shares.

During the six months ended June 30, 2020, the Company issued 180,114,219 shares of common stock for convertible notes of $224,000 and accrued interest of $15,200 and issued 163,365,384 shares of common stock for services rendered valued at $277,721.  The shares were valued based on the market price on the grant date.

During the six months ended June 30, 2019, the Company issued 25,971,221 shares of common stock for convertible notes of $10,572 and accrued interest of $10,572.

Option Activity

A summary of the option activity is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2019	48,000,000	0.03	2.80	-
Granted	-
Exercised	-
Forfeited/Canceled	-
Outstanding, June 30, 2020	48,000,000	0.03	2.30	-
Exercisable, June 30, 2020	48,000,000	0.03	2.30	-

Warrant Activity

A summary of warrant activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2019	596,532,925	0.009	1.47	79,800
Granted	99,423,000	0.002
Exercised	-
Forfeited/Canceled	(214,999,999)	0.005
Outstanding, June 30, 2020	480,955,926	0.009	1.93	245,654
Exercisable, June 30, 2020	480,955,926	0.009	1.93	245,654

During the six months ended June 30, 2020, the Company issued a total of 99,423,000 warrants in connection with a new convertible promissory note payable. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

•

Expected life of 3.00-3.25 years

•

Volatility of 135%-152%;

•

Dividend yield of 0%;

•

Risk free interest rate of 0.72% - 1.59%

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On October 10, 2013, GACOM a former subsidiary settled a complaint with the National Futures Association for a fine of $50,000 against GACOM for certain noncompliance with Commodity Futures Trading Commission regulations. GACOM ceased all operations in 2014 and was closed in 2016. The fine has not been paid and the Company is currently attempting to adjudicate and settle this fine.

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

NOTE 11– AGREEMENTS

On May 10, 2019, the Company entered into an asset purchase agreement with Election Services Solutions, LLC (the “APA”). Under the APA, the Company will purchase 100% of the assets of Election Services Solutions, LLC. The Company will pay $550,000, of which $506,150 has already been paid, and issue 20,000,000 common shares to purchase these assets under this APA. The Company is in the process of closing this transaction in the fourth quarter of 2020.

On May 13, 2019, the Company entered into a joint venture agreement with Voting Portals, LLC (VP), a Florida limited liability company. Pursuant to this agreement, the joint venture will be making use of the VP online e-voting web portal solutions and proprietary e-voting software programs to service and fulfill GES’s clients’ online elections and other e-voting events pursuant to the terms of the agreement, as well as any other ventures and relationships agreed to pursuant to the goals of the agreement. The Agreement was amended and as part of this agreement, the Company will be issuing 10,000,000 common shares to VP for services rendered, upon approval of the corporate actions at the 2019 annual meeting. VP will own 100% of the rights to the software, while GES will be responsible for all administrative and other election procedures. The Company is in the process of closing this transaction in the fourth quarter of 2020.

On May 13, 2019, the Company amended the master services agreement with HCAS Technologies (the “MSA”), Under the MSA, the Company will be acquiring information technology services and management from HCAS Technologies, as well as retaining Mr. Magdiel Rodriguez to act as Chief Information Officer. Pursuant to this Amended MSA, the Company will issue a total of 30,000,000 warrants to purchase the Company’s common shares at a price of $0.005 as consideration for the services of HCAS and Mr. Magdiel. The Company is in the process of closing this transaction in the fourth quarter of 2020.

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

NOTE 12– SUBSEQUENT EVENTS

Subsequent to June 30, 2020, the Company issued 162,859,335 shares of common stock for the conversion of $229,000 of convertible debt and $15,080 of accrued interest.

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

Liquidity and Capital Resources

As of June 30, 2020, the Company has an accumulated deficit of $28,737,091 and a working capital deficit of $9,111,495. Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

For the six months ended June 30, 2020, the Company recorded a net loss of $1,798,527. We recorded an amortization of debt discount of $198,330, a change in fair value of derivative liability of $660,060 and common stock issued for services of $277,721. We had an increase in accounts payable and accrued expenses of $408,134 and an increase in deferred revenue of $7,400. As a result, we had net cash used in operating activities of $246,882 for the six months ended June 30, 2020.

For the six months ended June 30, 2020, we received $290,000 as proceeds from the issuance of convertible promissory notes payable and repaid $32,500 of such convertible notes.

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

Results of Operations for the Three months Ended June 30, 2020 Compared to the Three months Ended June 30, 2019

Revenues for the three months ended June 30, 2020 were $232,237 compared to $98,156 for the three months ended June 30, 2019, an increase of $134,081.  The majority of our clients hold elections on a three year cycle.  This increase in revenues is due primarily to more elections held during the three month period in 2020.

Salaries and benefits totaled $395,433 for the three months ended June 30, 2020 compared to $101,865 for the three months ended June 30, 2019, an increase of $293,568. This increase was due primarily to employment agreements entered into with our key employees and the issuance of common stock for services rendered.

Professional fees for the three months ended June 30, 2020 totaled $46,080 compared to $180,469 for the three months ended June 30, 2019, a decrease of $134,389.   decrease is primarily due to a reduction in legal fees during the three months ended June 30, 2020.

For the three months ended June 30, 2020, we incurred marketing and advertising expenses of $1,058 compared to the $0 in the three months ended June 30, 2019. We incurred software development expenses of $5,382 in 2020 compared to $34,700 in 2019, we incurred printing costs of $76,779 in 2020 compared to $36,534 in 2019, and we incurred general and administrative expenses of $37,406 in 2020 compared to $94,248 in 2019.  These decreases in these expenses is a result of shutdowns due to COVID-19.

Total operating expenses for the three months ended June 30, 2020 were $562,138 compared to $447,816 for the three months ended June 30, 2019, an increase of $334,832 principally due to reasons discussed above.

Results of Operations for the Six months Ended June 30, 2020 Compared to the Six months Ended June 30, 2019

Revenues for the six months ended June 30, 2020 were $340,666 compared to $155,510 for the six months ended June 30, 2019, an increase of $185,156.  The majority of our clients hold elections on a three year cycle.  This increase in revenues is due primarily to more elections held during the six month period in 2020.

Salaries and benefits totaled $513,146 for the six months ended June 30, 2020 compared to $174,844 for the six months ended June 30, 2019, an increase of $338,302.  This increase was due primarily to employment agreements entered into with our key employees and the issuance of common stock for services rendered.

Professional fees for the six months ended June 30, 2020 totaled $93,572 compared to $246,682 for the six months ended June 30, 2019, a decrease of $153,110. This decrease is primarily due to a reduction in legal fees during the six months ended June 30, 2020.

For the six months ended June 30, 2020, we incurred marketing and advertising expenses of $2,116 compared to the $0 in the six months ended June 30, 2019. We incurred software development expenses of $70,667 in 2020 compared to $34,700 in 2019, we incurred printing costs of $125,615 in 2020 compared to $39,589 in 2019, and we incurred general and administrative expenses of $194,564 in 2020 compared to $169,033 in 2019. These increases are all due to efforts to expand the operations of our business.

Total operating expenses for the six months ended June 30, 2020 were $999,680 compared to $664,848 for the six months ended June 30, 2019, an increase of $334,832 principally due to reasons discussed above.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2020.

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of June 30, 2020 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the six months ended June 30, 2020. Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 10, 2013, GACOM a former subsidiary settled a complaint with the National Futures Association for a fine of $50,000 against GACOM for certain noncompliance with Commodity Futures Trading Commission regulations. GACOM ceased all operations in 2014 and was closed in 2016. The fine has not been paid and the Company is currently attempting to adjudicate and settle this fine.

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

Item 1A.  Risk Factors

Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2020, the Company issued 76,666,666 shares of common stock for convertible notes of $117,000 and issued 163,365,384 shares of common stock to officers and directors for services rendered.

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

GLOBAL ARENA HOLDINGS, INC. a Nevada corporation

Date: September 30, 2020	By:	/s/ JOHN MATTHEWS
John Matthews
Chief Executive Officer Chief Financial Officer