Form 10-Q
period 2020-09-30
Global Arena Holding, Inc.
filed 2020-11-16
CIK 1138724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

Yes [  ] No [x]

As of November 16, 2020, the registrant had 1,580,258,504 outstanding shares of common stock.

GLOBAL ARENA HOLDING, INC. TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults Upon Senior Securities	28
Item 4. Mine Safety Disclosures	28
Item 5. Other Information	28
Item 6. Exhibits	28

Signatures	29

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$ 27,733	$ 17,502
Total current assets	27,733	17,502

Deposits for proposed acquisitions	551,150	546,150
TOTAL ASSETS	$ 578,883	$ 563,652

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$ 268,255	$ 281,241
Accrued expenses	2,650,288	2,081,167
Convertible promissory notes payable,
net of debt discount of $157,849and $197,296	4,556,075	4,639,628
Promissory notes payable	230,000	230,000
Deferred revenue	270,365	40,500
Derivative liability	767,155	742,280
Total current liabilities	8,742,138	8,014,816

STOCKHOLDERS' DEFICIT
Global Arena Holding, Inc.
Preferred stock, $0.001 par value; 2,000,000 shares authorized;
Series B preferred stock; 250,000 shares authorized
49,202 and 60,000 issued and outstanding	49	60
Common stock, $0.001 par value; 2,000,000,000 shares authorized;
1,528,398,504 and 985,539,957 shares issued and outstanding	1,528,399	985,540
Additional paid-in capital	19,006,629	18,524,842
Accumulated deficit	(28,675,290)	(26,961,606)
Total Global Arena Holding, Inc. stockholders’ deficit	(8,140,213)	(7,451,164)
Noncontrolling interest	(23,042)	-
Total stockholders’ deficit	(8,163,255)	(7,451,164)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 578,883	$ 563,652

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30
	2020	2019	2020	2019
Revenues:
Services	$ 136,035	$ 220,928	$ 476,701	$ 376,438

Operating expenses:
Salaries and benefits	117,712	122,832	630,858	297,676
Marketing and advertising	-	5,529	2,116	5,529
Software development	46,887	17,770	117,554	52,470
Professional fees	170,854	74,297	264,426	320,979
General and administrative	48,997	132,788	243,561	301,821
Printing	65,159	56,908	190,774	96,497
Total operating expenses	449,609	410,124	1,449,289	1,074,972

Loss from operations	(313,574)	(189,196)	(972,588)	(698,534)

Other expenses:
Interest expense and financing costs	(259,810)	(317,067)	(739,263)	(864,218)
Change in fair value of derivative liability	635,185	970,407	(24,875)	619,953
Total other expenses	375,375	653,340	(764,138)	(244,265)
Income (loss) before provision for taxes	61,801	464,144	(1,736,726)	(942,799)
Provision for income taxes	-	-	-	-
Net loss	61,801	464,144	(1,736,726)	(942,799)
Net loss attributed to noncontrolling interest	-	-	(23,042)	-
Net loss attributed to Global Arena Holding, Inc.	$ 61,801	$ 464,144	$(1,713,684)	(942,799)

Weighted average shares outstanding - basic and diluted	1,475,980,568	974,942,131	1,264,584,756	956,206,677

Earnings (loss) per share - basic and diluted	$ 0.00	$ 0.00	$ (0.00)	$ (0.00)
	$ 0.00	$ 0.00	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series B Preferred Stock		Common Stock		Additional		Total Global '		Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’Deficit	Noncontrolling Interest	Stockholders’ Deficit
Balance, December 31, 2019	60,000	$ 60	985,359,957	$985,540	$18,524,842	$(26,961,606)	$(7,451,164)	$ -	$(7,451,164)
Issuance of common stock for convertible debt and accrued interest			103,447,553	103,448	18,752		122,200		122,200
Issuance of common stock for Series B Preferred Stock	(10,978)	(11)	36,519,609	36,519	(36,508)		-		-
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt					145,481		145,481		145,481
Net loss						(452,307)	(452,307)	(23,042)	(475,349)
Balance, March 31, 2020	49,202	$ 49	1,125,327,119	$1,125,507	$18,652,567	$(27,413,913)	$(7,635,790)	$(23,042)	(7,658,832)

Issuance of common stock for convertible debt and accrued interest			76,666,666	76,667	40,333		117,000		117,000
Issuance of common stock for services			163,365,384	163,365	114,356		227,721		227,721
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt					21,944		21,944		21,944
Net loss						(1,323,178)	(1,323,178)	-	(1,323,178)
Balance, June 30, 2020	49,202	49	1,365,359,169	1,365,539	$18,829,200	$(28,737,091)	$(8,542,303)	$(23,042)	$(8,565,345)
Issuance of common stock for convertible debt and accrued interest			162,859,335	162,800	81,220		244,080		244,080
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt					96,209		96,209		96,209
Net income						61,801	61,801	-	61,801
Balance, September 30, 2020	49,202	49	1,528,398,504	$1,528,399	$19,006,629	$(28,675,290)	$(8,140,213)	$(23,042)	$(8,163,255)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Continued)

Series B Preferred Stock			Common Stock		Additional		Total Global '		Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’Deficit	Noncontrolling Interest	Stockholders’ Deficit
Balance, December 31, 2018	60,000	$ 60	934,568,736	$934,569	$18,028,413	$(25,021,933)	$(6,058,891)		$(6,058,891)
Issuance of common stock for accrued interest			10,971,221	10,971	(4,827)		6,144		6,144
Fair value of stock options issued for services							-
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt					43,220		43,220		43,220
Net loss						(450,552)	(450,552)		(450,552)

Balance, March 31, 2019	60,000	$ 60	945,539,957	$945,540	$18,066,806	$(25,472,485)	$(6,460,079)		$(6,460,079)
Issuance of common stock for convertible debt and accrued interest			15,000,000	15,000	-		15,000		15,000
Fair value of stock options issued for services							-
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt					199,836		199,836		199,836
Net loss						(956,391)	(956,391)		(956,391)
Balance, June 30, 2019	60,000	$ 60	960,539,957	$960,540	$18,266,192	$(26,428,876)	$(7,202,084))	-	$(7,202,084)
Issuance of common stock for convertible debt and accrued interest			25,000,000,	25,000	43,000		68,000		68,000
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt					71,462		71,462		71,462
Net loss						464,144	464,144		464,144
Balance, September 30, 2019	60,000	$ 60	985,539,957	$984,540	$18,380,654	$(25,964,732)	$(6,598,478)	-	$(6,598,478)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$ (1,736,726)	$(942,799)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization of debt discount	303,081	501,710
Change in fair value of derivative liability	24,875	(619,953)
Common stock issued for services	277,721	-
Change in assets and liabilities:
Deferred revenue	229,865	750
Accounts payable	(12,986)	(21,220)
Accrued expenses	599,401	287,559
Net cash used in operating activities	(314,769)	(793,953)

INVESTING ACTIVITIES:
Payment of deposit for acquisition	(5,000)	(5,000)
Net cash used in investing activities	(5,000)	(5,000)

FINANCING ACTIVITIES:
Proceeds from convertible promissory notes payable	392,500	826,000
Repayment of convertible promissory notes payable	(62,500)	(60,000)
Net cash used in financing activities	330,000	766,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	10,231	(32,953)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	17,502	43,574

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$ 27,733	$ 10,621

CASH PAID FOR:
Interest	$ 10,100	$ 12,250
Income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Allocated value of warrants and beneficial conversion features related to debt	$ 263,634	$ 314,068
Debt converted to common stock	$ 483,280	$ 89,144

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Global Arena Holding, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2020 and 2019

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

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the financial condition of the Company and its operating results for the respective periods. The condensed consolidated balance sheet at December 31, 2019 has been derived from the Company's audited consolidated financial statements. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission. The results for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company has generated recurring losses from operations and cash flow deficits from its operations since inception and has had to continually borrow to continue operating. In addition, certain of the Company’s debt is in default as of September 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations. The Company continues to raise funds from the issuance of additional convertible promissory note. Management is hopeful that with their ability to raise additional funds that the Company should be able to continue as a going concern.

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

	September 30,
	2020	2019
Options	48,000,000	48,000,000
Warrants	520,450,370	466,276,590
Convertible notes	1,014,134,715	1,184,173,756
Total	1,582,585,085	1,698,450,346

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

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of September 30, 2020 and December 31, 2019.

	Fair Value	Fair Value Measurements at
	As of	September 30, 2020
Description	September 30, 2020	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$767,155	$-	$767,155	$-

Total	$767,155	$-	$767,155	$-

	Fair Value	Fair Value Measurements at
	As of	December 31, 2019
Description	December 31, 2019	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$742,280	$-	$742,280	$-

Total	$742,280	$-	$742,280	$-

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.  ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract.  ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40.  In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity.  ASU 2020-06 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year.  The Company is currently evaluation the impact this ASU will have on its consolidated financial statements.

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

NOTE 5– ACCRUED EXPENSES

Accrued expenses at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30,	December 31,
	2020	2019
Accrued interest	$2,067,817	$1,672,391
Accrued compensation	545,731	374,987
Other accrued expenses	36,740	33,789
	$2,650,288	$2,081,167

NOTE 6 - PROMISSORY NOTES PAYABLE

In March 2014, the Company issued two promissory notes for a total of $230,000. The interest rate is the short-term applicable federal rate as determined by the Internal Revenue Service for the calendar month plus 10%. These two promissory notes are due on September 30, 2019, as amended.  The outstanding balance was $230,000 and $230,000 as of September 30, 2020 and December 31, 2019, respectively.

NOTE 7 - CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes payable at September 30, 2020 and December 31, 2019 consist of the following:

	September 30,	December 31,
	2020	2019
Convertible promissory notes with interest at 10% to 12% per annum, convertible into common shares at a fixed price ranging from $0.001 to $0.25 per share. Maturity dates through June 21, 2021, as amended. ($2,294,000 in default)	$2,716,500	$2,519,000
Convertible promissory notes with interest at 12% per annum, convertible into common shares at a price ranging from $0.08 to $0.14 or a 50% to 60% discount from the lowest trade price in the 20-25 trading days prior to conversion (as of September 30, 2020 the conversion price would be $0.001 to $0.0015 per share). Maturity dates through December 31, 2020, as amended. ($932,924 in default)	932,924	1,132,924
Convertible promissory notes with interest at 8% per annum, convertible into common shares at a fixed price of $0.02 per share. The maturity date was September 30, 2019, as amended. ($65,000 in default)	65,000	203,000
Convertible promissory notes with interest at 12% per annum, convertible into common shares of GES. The maturity dates through December 6, 2020, as amended. ($804,500 in default)	999,500	982,000

Total convertible promissory notes payable	4,713,924	4,836,924
Unamortized debt discount	(157,849)	(197,296)
Convertible promissory notes payable, net discount	4,556,075	4,639,628
Less current portion	(4,556,075)	(4,639,628)
Long-term portion	$-	$-

A rollfoward of the convertible promissory notes payable from December 31, 2019 to September 30, 2020 is below:

Convertible promissory notes payable, December 31, 2019	$4,639,628
Issued for cash	392,500
Repayment for cash	(62,500)
Conversion to common stock	(453,000)
Debt discount related to new convertible promissory notes	(263,634)
Amortization of debt discounts	303,081
Convertible promissory notes payable, September 30, 2020	$4,556,075

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

	September 30,	December 31,
	2020	2019
Risk-free interest rate	0.14%	1.59%
Expected life of the options (Years)	0.01	0.01
Expected volatility	190%	152%
Expected dividend yield	0%	0%

Fair Value	$767,155	$742,280

A rollfoward of the derivative liability from December 31, 2019 to September 30, 2020 is below:

Derivative liabilities, December 31, 2019	$742,280
Change in fair value of derivative liabilities	24.875
Derivative liabilities, September 30, 2020	$767,155

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

During the year ended December 31, 2017, the Company sold 90,000 shares of Series B Preferred Stock for cash proceeds of $900,000.  During the year ended December 31, 2018, 30,000 of these preferred shares were converted into 30,743,885 shares of common stock.  During the nine months ended September 30, 2020, 10,798 of these preferred shares were converted into 36,519,609 shares of common stock.

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

On October 11, 2019, the Company’s shareholders approved an increase of the Company’s authorized shares to Two Billion (2,000,000,000) Common Shares.

During the nine months ended September 30, 2020, the Company issued 342,973,554 shares of common stock for convertible notes of $453,000 and accrued interest of $30,280 and issued 163,365,384 shares of common stock for services rendered valued at $277,721.  The shares were valued based on the market price on the grant date.

During the nine months ended September 30, 2019, the Company issued 50,971,221 shares of common stock for convertible notes of $78,572 and accrued interest of $10,572.

Option Activity

A summary of the option activity is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2019	48,000,000	0.03	2.80	-
Granted	-
Exercised	-
Forfeited/Canceled	-
Outstanding, September 30, 2020	48,000,000	0.03	2.04	-
Exercisable, September 30, 2020	48,000,000	0.03	2.04	-

Warrant Activity

A summary of warrant activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2019	596,532,925	0.009	1.47	79,800
Granted	146,367,444	0.002
Exercised	-
Forfeited/Canceled	(222,449,999)	0.005
Outstanding, September 30, 2020	520,450,370	0.009	1.98	365,330
Exercisable, September 30, 2020	520,450,370	0.009	1.98	365,330

During the nine months ended September 30, 2020, the Company issued a total of 146,367,444 warrants in connection with a new convertible promissory note payable. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

•

Expected life of 3.00-3.25 years

•

Volatility of 135%-158%;

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

On October 16, 2020, the Company’s subsidiary, Tidewater Energy Group Corp. was named as a defendant in a lawsuit filed in District Court in and For Tulsa County, State of Oklahoma, CJ-2020-3172. The plaintiffs are seeking damages, disgorgement and specific performance relief relating to a Purchase and Sale Agreement to purchase all of the membership interests in Foster Energy.   The defendants have obtained counsel to dispute the charges.

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

NOTE 12– SUBSEQUENT EVENTS

Subsequent to September 30, 2020, the Company issued 51,860,000 shares of common stock for the conversion of $15,574 of convertible debt and $43,216 of accrued interest.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.  ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract.  ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40.  In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity.  ASU 2020-06 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year.  The Company is currently evaluation the impact this ASU will have on its consolidated financial statements.

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

Liquidity and Capital Resources

As of September 30, 2020, the Company has an accumulated deficit of $28,675,290 and a working capital deficit of $8,714,405. Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

For the nine months ended September 30, 2020, the Company recorded net loss of $1,736,726. We recorded an amortization of debt discount of $303,081, a change in fair value of derivative liability of $24,875 and common stock issued for services of $277,721. We had an increase in accounts payable and accrued expenses of $586,415 and an increase in deferred revenue of $229,865. As a result, we had net cash used in operating activities of $(314,769) for the nine months ended September 30, 2020.

For the nine months ended September 30, 2020, we made a deposit for acquisition of $5,000 resulting in net cash used in investing activities of $5,000.

For the nine months ended September 30, 2020, we received $392,500 as proceeds from the issuance of convertible promissory notes payable and repaid $62,500 of such convertible notes resulting in net cash provided by financing activities of $330,000.

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

Results of Operations for the Three months Ended September 30, 2020 Compared to the Three months Ended September 30, 2019

Revenues for the three months ended September 30, 2020 were $136,035 compared to $220,928 for the three months ended September 30, 2019, a decrease of $$84,893. The majority of our clients hold elections on a three year cycle. This decrease in revenues is due primarily to less elections held during the three month period in 2020.

Salaries and benefits totaled $117,712 for the three months ended September 30, 2020 compared to $122,832 for the three months ended September 30, 2019, a decrease of $5,120. This decrease was not significant.

Professional fees for the three months ended September 30, 2020 totaled $170,854 compared to $74,297 for the three months ended September 30, 2019, an increase of $96,557.  This increase is primarily due to an increase in legal fees during the three months ended September 30, 2020.

For the three months ended September 30, 2020, we incurred marketing and advertising expenses of $0 compared to the $5,529 in the three months ended September 30, 2019. We incurred software development expenses of $46,887 in 2020 compared to $17,770 in 2019, we incurred printing costs of $65,159 in 2020 compared to $56,908 in 2019, and we incurred general and administrative expenses of $48,997 in 2020 compared to $132,788 in 2019. These increases in these expenses are a result of increased operations during third quarter of 2020.

Total operating expenses for the three months ended September 30, 2020 were $449,609 compared to $410,124 for the three months ended September 30, 2019, an increase of $39,485 principally due to reasons discussed above.

Results of Operations for the Nine months Ended September 30, 2020 Compared to the Nine months Ended September 30, 2019

Revenues for the nine months ended September 30, 2020 were $476,701 compared to $376,438 for the nine months ended September 30, 2019, an increase of $100,263. The majority of our clients hold elections on a three year cycle.  This increase in revenues is due primarily to more elections held during the nine month period in 2020.

Salaries and benefits totaled $630,858 for the nine months ended September 30, 2020 compared to $297,676 for the nine months ended September 30, 2019, an increase of $333,182. This increase was due primarily to employment agreements entered into with our key employees and the issuance of common stock for services rendered.

Professional fees for the nine months ended September 30, 2020 totaled $264,426 compared to $320,979 for the nine months ended September 30, 2019, a decrease of $56,553. This decrease is primarily due to a reduction in legal fees during the nine months ended September 30, 2020.

For the nine months ended September 30, 2020, we incurred marketing and advertising expenses of $2,116 compared to the $5,529 in the nine months ended September 30, 2019. We incurred software development expenses of $117,554 in 2020 compared to $52,470 in 2019, we incurred printing costs of $190,774 in 2020 compared to $96,497 in 2019, and we incurred general and administrative expenses of $243,561 in 2020 compared to $301,821 in 2019. These increases are all due to efforts to expand the operations of our business.

Total operating expenses for the nine months ended September 30, 2020 were $1,449,289 compared to $1,074,972 for the nine months ended September 2019, an increase of $374,317 principally due to reasons discussed above.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2020.

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of September 30, 2020 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the nine months ended September 30, 2020. Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 16, 2020, the Company’s subsidiary, Tidewater Energy Group Corp. was named as a defendant in a lawsuit filed in District Court in and For Tulsa County, State of Oklahoma, CJ-2020-3172. The plaintiffs are seeking damages, disgorgement and specific performance relief relating to a Purchase and Sale Agreement to purchase all of the membership interests in Foster Energy.  The defendants have obtained counsel to dispute the charges.

Item 1A.  Risk Factors

Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2020, the Company issued 162,859,335 shares of common stock for convertible notes of $229,000 and accrued interest of $15,080.

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

GLOBAL ARENA HOLDING, INC. a Nevada corporation

Date: November 16, 2020	By:	/s/ JOHN MATTHEWS
John Matthews
Chief Executive Officer Chief Financial Officer