Form 10-K
period 2020-12-31
Global Arena Holding, Inc.
filed 2021-04-07
CIK 1138724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $0.001 par value common stock held by non-affiliates of the registrant at June 30, 2020 was approximately $4,026,728. Is this the correct date

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of March 31, 2021 was 1,857,705,171 shares of its $0.001 par value common stock.

No documents are incorporated into the text by reference.

Global Arena Holding, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2020

PART I

ITEM 1.   BUSINESS

Global Arena Holding Inc. (“the Company”), a Delaware corporation, is organized as a holding company. The Company became a public company on May 18, 2011 when it successfully completed a reverse merger with China Stationery and Office Supply, Inc., an OTC Bulletin Board company.

The Company currently has three subsidiary companies:

The Company, GAHI Acquisition, Tidewater Energy Group and GES do not trade crypto currency, nor do they participate in Initial Coin Offerings.

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

GES Acquisition of Election Services Solutions, LLC

On May 10, 2019, the Company entered into an amended asset purchase agreement with Election Services Solutions, LLC.  Under the amended APA, the Company will purchase 100% of the assets of Election Services Solutions, LLC.  The Company will pay $550,000, of which $511,150  has already been paid, and issue 20,000,000 common shares to purchase these assets under this amended APA. GES derived over 80 % of its current business from Election Services Solutions. The closing of this transaction will occur upon the approval of certain corporate actions at the 2021 annual meeting.

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

The GES’s senior management team has conducted approximately over 8,600 elections, involving more than 40,000,000 voters. Each organized labor election result requires an election certification submitted to the US Department of Labor, and for over 39 years, not one of our elections has been overturned.

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

Paper Ballots; Absentee/Mail and In-Person Voting

GES management has been handling paper mail ballot and in-person elections for Labor Unions, Associations and other private organizations for over 40 years. This process starts with a nominations meeting, creation and printing of the ballot and all materials. For an Absentee/Mail election, ballots are mailed to the eligible voting members. On the voting/tabulation day, we collect the mail and use the proprietary registration system that we developed to authenticate and register voters by scanning a barcode on the Business Reply Mail envelope with the ballot inside. For an in-person election, voters are authenticated in our system and they sign a digital signature pad for registration. The authentication is based on a database provided by the client and any ineligible or challenged votes are removed. Once this list of valid voters has been compiled, we open the envelopes with identifiers and pull out the secret ballot envelope containing the ballot. Once the ballots are pulled from the secret ballot envelopes, we scan them using our proprietary software and hardware system to tabulate the votes. We uphold the essential requirements that the vote is secret, and each voter only gets one vote.

Management believes there is a unique opportunity in conducting United States and Foreign Government Elections. GES’ senior Management teams’ primary business for 40 years has been mail/absentee ballot elections. The market for GES conducting paper/mail ballot elections grew exponentially in January of 2017, when first President Barack Obama, and then President Donald Trump designated U.S. Elections “Critical Infrastructure”.  In the U.S. there are 3,007 counties, 64 parishes, 19 organized boroughs, 11 census areas, 41 independent cities, and the District of Columbia, all of whom purchase updated Election Machines and Software. Each municipal county individually purchases election voting machines under the guidance of their own State’s Secretary of State. The United States Government, through the Elections Assistance Commission, certifies election software and hardware for use in U.S. Government Elections. The certification process usually takes 6 months and companies applying for certification usually spend up to $750,000. The Company has engaged software and hardware developers, whom GES is working with to begin the qualification process for U.S. certification. This will require the hiring of additional technical software employees, and additional outside vendors who in initial discussions are interested in stock-based compensation. The closing of this transaction will occur upon the approval of certain corporate actions at the 2021 annual meeting.

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

Communication Software

GES is working to provide our current and future clients with the ability to create instant communication and feedback with their members, using any social media device available today.

GES is building an interface for communication and connection to:

Communicate a Message – An organization can get their message out clearly in the form required, without any unwanted media spin, bias, filtering or comment.

Fine Tune Policies – Test-drive policies and projects with immediate response, allowing for responsive adjustments to be made to make a message more acceptable to the community.

Build a Positive Image – Enhancing the concept of ‘open communication’ and ‘democratic politics’, which leads to an enhanced positive perception of leaders by their constituents.

Learn More About a Group – Learning more about a group’s preferences and opinions on an infinite number of topics can help the Organization, Institution or League and leaders can better serve its community and meet their needs in a variety of ways.

Management believes this type of software capabilities will give GES a unique opportunity to offer clients the ability to communicate in real time with their members; raising issues of concern, polling the attitude of their constituencies, interacting in question and answer seminars in addition to conducting elections that GES certifies.

In short, this software can be used in multiple formats for people to communicate instantly on issues of importance. The closing of this transaction will occur upon the approval of certain corporate actions at the 2021 annual meeting.

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

In 2020, GES developed, built and implemented a propriety online election voting solution that is compliant with Title IV of the United States Department of Labor Office of Labor-Management Standards. GES built the platform on one of the most secure global infrastructures Amazon Web Services (AWS) which is a comprehensive, evolving platform provided by Amazon that includes a mixture of infrastructure as a service (IaaS) platform as a service and packaged software (PaaS), and software as a service offerings (SaaS). The platform enables GES to protect individual client data, including the ability to encrypt it, move it, and manage retention (if required). All data flowing across the global network interconnects with the GES secured data center and is automatically encrypted at the physical layer before it leaves our secured facilities. Additional encryption layers exist as well. GES controls where our client data is stored, who can access it, and what resources your organization is utilizing at any given moment. Fine-grain identity and access controls combined with continuous monitoring for near real-time security information ensures that the right resources have the right access at all times, wherever your information is stored. GES encryption software uses AES 256 with a cryptographic key using a RSA elliptic curve of 4096, which is used to encrypt the communication of the client and the GES server, as well all client data hosted in the server. A six-digit security code, delivered to the voter’s email address provided by the client, must be validated by the prospective voter in order to authenticate the identity of the voter before the voter may access the ballot. After validating the voter, the voter then votes anomalously, so that the identity of the voter and the ballot cast can never be matched. The GES voting platform verifies that the users does not use the back and forward browser button, a safe mechanism against tampering. Distributed denial of service DDoS protection tools help secure websites and applications and prevent DDoS attacks, which bombard websites with traffic traditionally delivered via “botnets" that are created by networked endpoints connected via malware. The DDoS software protection provides always-on detection and automatic inline mitigations that minimize application downtime and latenc. GES will also need shares available thru an Employee Share Option program to hire and retain qualified personal. The closing of this transaction and the hiring of qualified employees will occur upon the approval of certain corporate actions at the 2021 annual meeting.

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

•

Allowing for scalability while maintaining integrity

•

Growing our client list by offering high quality technology solutions

The Company’s Board intends to enter into a master services agreement with HCAS Technologies (the “MSA”). Under the MSA, the Company will be acquiring information technology services and management from HCAS Technologies, as well as hiring Mr. Magdiel Rodriguez to act as Chief Information Officer. Magdiel Rodriguez has over 25 years’ experience in the areas of Information Security, Enterprise Risk Management and Compliance, Information Technology and Operations including 21 years with Visa Inc. where he performed as Senior Business Leader of Information Security. Magdiel has extensive experience in a broad range of areas related to Information Security, Network Engineering, and Enterprise Governance, Risk and Compliance and Payment networks within the financial industry. As such, the increase in authorized capital stock is necessary to ensure that enough common shares are available to issue under these agreements.  Pursuant to an Amended MSA signed on May 13, 2019, the Company will issue a total of 30,000,000 warrants to purchase the Company’s common shares at a price of $0.005 as consideration for the services of HCAS and Mr. Magdiel. The closing of this transaction will occur upon the approval of certain corporate actions at the 2021 annual meeting.

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

Working Relationship with Voting Portals, LLC

On May 13, 2019, the Company entered into a joint venture agreement with Voting Portals, LLC (“VP”), a Florida limited liability company. Pursuant to this agreement, the joint venture will be making use of the VP online e-voting web portal solutions and proprietary e-voting software programs to service and fulfill GES’s clients’ online elections and other e-voting events pursuant to the terms of the agreement, as well as any other ventures and relationships agreed to pursuant to the goals of the agreement. The Agreement was amended and as part of this agreement, the Company will be issuing 10,000,000 common shares to VP for services rendered, upon approval of the corporate actions at the 2021 annual meeting.  VP will own 100% of the rights to the software, while GES will be responsible for all administrative and other election procedures.  The closing of this transaction will occur upon the approval of certain corporate actions at the 2021 annual meeting.

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

This will be delivered as a Working Paper discussing a high-level envisaged Blockchain platform, including a foundational flowchart, and implementation recommendation; BVV is a Crypto Valley, Switzerland based venture capital firm who consists of highly successful entrepreneurs, finance experts, blockchain technology experts and ICO experienced analysts and consultants. The documents created will be used by GES, to create a Minimal Viable Product. This Product, along with GES licensing rights on GES existing Registration and Tabulation Software will be owned by GES. On June 27, 2019 BVV and GES signed and amended agreement calling for a $25,000 CHF Payment for the development and facilitation of an extended workshop with relevant and best in class third party blockchain technology companies, and a $ 25,000 CHF payment upon completion of the engagement. GES made payments of $25,000 CHF payment, and received the working paper.

GES Investment in TrueVote Inc.

GES is developing with TrueVote, Inc. a comprensive end-to-end, decentralized, completely digital voting system. GAHC, GES parent owns 30% of True Vote.

The TrueVote Voting System will be based on traditional, proven database methodologies and layered with a “checksum” that is posted on the blockchain, proving all data is immutable and unalterable.

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

On June 15, 2019 GES entered into a Term Sheet to create a joint venture with TrueVote, Inc. Under the terms of the agreement GES will invest $50,000 into a 24 Month Debenture and issue a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of Global Arena Holding Inc., (“GAHC”). GAHC will receive 3 million common shares of TrueVote, representing 30% of TrueVote Inc. TrueVote, Inc. is building a comprehensive end-to-end, de-centralized, completely digital voting system. This will be based on traditional, proven database methodologies, and layered with a "checksum" that's posted on the Blockchain, proving all data is immutable and unalterable. This design will ensure that every vote is transparently counted and verifiable.Upon the closing of the agreement, GES will have invested $50,000 into a 24 Month Debenture and will have issued a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company, and the Company will receive 3,000,000 common shares of TrueVote Inc. as part of the joint venture between the companies. The Company on December 17, 2019 paid $ 40,000 to True Vote. The Company will pay an additional $10,000 and a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company, in the 1st quarter of 2021. The closing of this transaction will occur upon the approval of certain corporate actions at the 2021 annual meeting.

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

1)  GES further expanded its track record in the 1st quarter of 2020 by entering the private government election space when GES successfully completed the Statewide Presidential Primary for North Dakota Democratic-NPL. GES administered the statewide polling for all North Dakota residents who wished to vote in Democratic Presidential Primary by; managing a call center and processed over 3,000 mail ballot requests, set up equipment and trained Staff on our proprietary Registration Software for In-Person voting at 14 locations across the state, and processed over 14,000 ballots with our proprietary Scanning and Tabulation software system.

GES’ IT staff customized our proprietary Voter Registration software to ensure voters cast only one ballot, whether by mail or in person and set up secure servers that processed voter sign-in and digital signature capture in real time from a database of over 600,000 potential voters. GES trained over 100 volunteers, many with limited or no technology experience on how to use the system. After a short tutorial, those volunteers handled the increased registration volume with ease. After the polls closed and all the votes were cast, GES’ tabulation systems processed the ballots using our proprietary Scanning and Tabulation software system. The 2020 North Dakota Democratic-NPL Presidential Primary caucus had the largest voter turnout in over a decade.

Management believes there is a unique opportunity in conducting United States and Foreign Government Elections. GES’ senior Management teams’ primary business for 40 years has been mail/absentee ballot elections. The market for GES conducting paper/mail ballot elections grew exponentially in January of 2017, when first President Barack Obama, and then President Donald Trump designated U.S. Elections “Critical Infrastructure”.  The effect of these Executive Orders was to refocus the Department of Homeland Security, and the Elections Assistance Commission to reenergize compliance on U.S. Government elections, and assist by making available resources such as intelligence, funding, training and best practices in election software and hardware, for all 50 States.

On March 23, 2018, President Trump signed the Consolidated Appropriations Act of 2018 into law, which included $380 million in Help America Vote Act (HAVA) grants for states to make election security improvements. Among the authorized uses of the grant funds is the replacement of voting equipment, specifically equipment that does not produce a paper record or that is determined to be at the end of its useful life. Recent published examples are:

•

On December 20, 2019, President Trump signed the Consolidated Appropriations Act of 2020 into law. The Act includes $425 million in new HAVA funds made available.

•

In 2019, Hawaii (SB 166) allocated $789,598 for the purpose of a vote counting system contract.

•

In 2019, Georgia issued a $150 million bond package for the replacement of voting equipment statewide. The state also appropriated $12,840,000 from the General Fund for the purpose of financing projects and facilities for the Office of Secretary of State.

•

In 2019, Wyoming appropriated $7.5 million into an election readiness account (HB 21). The state's $3 million HAVA allocation will also be placed in this account, the majority of which will go toward replacing outdated voting equipment statewide.

•

In 2019, North Dakota enacted SB 2002, which included a one-time appropriation for voting equipment and electronic poll books statewide. The total amount of $11.2 million included $8.2 million in state funds and $3 million in HAVA funds.

The opportunity for mail/absentee ballots became a page one story in 2020 due to the Coronavirus Pandemic. Subsequent accusations of voter fraud, compounded by President Trump declaring the 2020 U.S. election voting as rigged and fraudulent, has led to almost 40% of the U.S. Electorate believing the 2020 election was fraudulent.

On October 23, 2019, the Brennan Center has estimated that the national cost for some of the most critical election security measures to be approximately $ 2.2 Billion dollars over the next five years. The opportunity is even greater in the midst of the coronavirus pandemic. Due to social distancing requirements, voters should not be congregating at polling locations for In-Person voting. Mail and Absentee Ballot voting has emerged as a safe alternative to In-Person voting and which is a complicated process that requires a company like GES that has significant experience in conducting Mail Ballot voting to avoid problems.

Most states have a vote by mail process right now. Voters may request an Absentee Mail Ballot from their County Board of Elections or a Vote by Mail ballot is sent. In either case, our proprietary registration and tabulation software has an immediate need. In the 2016 U.S. Presidential election, approximately 33 Million ballots were cast by mail making up about 25% of the votes. Most individuals think only of the Presidential election every four years as the Election. In reality, municipal Board of Elections throughout the U.S. are conducting elections annually for such elected positions as; Governor, Mayor, City Council, State Assembly, State Senate, Members of U.S. Congress (House every 2 years, Senate every 6) Civil and Criminal Justices, Sheriffs, School Boards, Village Trustees, etc. In short, most State and local municipal Board of Elections are in the market purchasing software and hardware every year.

In the U.S. there are 3,007 counties, 64 parishes, 19 organized boroughs, 11 census areas, 41 independent cities, and the District of Columbia, all of whom must buy updated Election Machines and Software. Each municipal county individually purchases election voting machines under the guidance of their own State’s Secretary of State.

The United States Government, through the Elections Assistance Commission, certifies election software and hardware for use in U.S. Government Elections. On February 10, 2021 the U.S. Election Assistance Commission (EAC) announced the adoption of the Voluntary Voting System Guidelines (VVSG) 2.0. These guidelines have been formulated to improve cyber security, accessibility and usability requirements in the U.S. voting process.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company maintains a holding address at 208 East 51 Street, Suite 112, New York, NY 10022. During the years ended December 31, 2020 and 2010, the Company paid $14,664 and $14,664 for all office, storage, and other expenses, respectively.

ITEM 3. LEGAL PROCEEDINGS.

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On December 26, 2017, the Company entered into a settlement agreement with a prior attorney with regards to outstanding legal fees owed. Pursuant to this settlement agreement, the Company paid $25,000 on January 5, 2018, and $25,000 on February 5, 2018, and was required to pay an additional $200,000 during 2018. The $200,000 settlement is in default, and is carried in the accounts payable, however the Company is in the process of settling the outstanding balance. The Company made payments of $10,000 on the owed legal fees in 2020. On December 14, 2020, parties amended the settlement agreement to state that the Company shall pay the prior attorney Two Hundred Nineteen Thousand, Five Hundred and Seventy Six Dollars and thirty nine cents ($219,576.39).  The amount due shall be paid to the prior attorney in payments of Five Thousand Dollars per month for a period of thirty four (34) months.

On October 16, 2020, the Company’s subsidiary, Tidewater Energy Group Corp. was named as a defendant in a lawsuit filed in District Court in and For Tulsa County, State of Oklahoma, CJ-2020-3172. The plaintiffs are seeking damages, disgorgement and specific performance relief relating to a Purchase and Sale Agreement to purchase all of the membership interests in Foster Energy.  On January 13, 2021 the plaintiffs added the Company to the lawsuit. The Company has obtained counsel to dispute the charges.  On March 18, 2021, the Company filed a motion to dismiss and brief in support.  The Company asserted that the plaintiffs’ claims are entirely without merit as the Company was not a party to the Purchase and Sale Agreement or the related non-disclosure agreement.

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

b)  Holders.  At March 31, 2021, there were approximately 161 shareholders of record of our common stock.

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

The exercise price for options outstanding at December 31, 2020:

Outstanding and Exercisable
Number of	Exercise
Options	Price
45,000,000	$0.02
3,000,000	0.07
48,000,000

A summary of the option activity is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2018	48,000,000	0.03	3.80	-
Granted	-
Exercised	-
Forfeited/Canceled	-
Outstanding, December 31, 2019	48,000,000	0.03	2.80	-
Granted	-
Exercised	-
Forfeited/Canceled	-
Outstanding, December 31, 2020	48,000,000	0.03	1.79	-
Exercisable, December 31, 2020	48,000,000	0.03	1.79	-

On April 13, 2020, the Board of Directors cancelled the stock options granted to John Matthews and Kathryn Weisbeck under their employment agreements and granted them stock awards aggregating 90,000,000 common shares at $.0018 per common share (110% of the market price on the date of grant). The shares were issued on October 21, 2020.

On April 13, 2020, the Board of Directors cancelled the stock options authorized but never formally granted to Martin Doane and Facundi Bacardi as directors’ compensation for years ended December 31, 2017, 2018 and 2019 and granted Messrs Doane and Facundi Bacardi stock awards of 36,682,692 common shares each at $.0018 per common share (110% of the market price on the date of grant). The shares were issued on October 21, 2020.

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

During the year ended December 31, 2020 the Company issued:

•

522,533,554 shares of common stock for the conversion of $598,973 of convertible notes and $90,597 of accrued interest;

•

36,519,609 shares of common stock for the conversion of 10,798 shares of series B preferred stock; and

•

168,365,384 shares of common stock for services rendered valued at $290,221.  The shares were valued based on the market price at the date of grant.

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

Warrants

A summary of warrant activity is presented below:

	Number of Warrants	Exercise Price ($)	Contractual Life (in years)	Intrinsic Value ($)
Outstanding, December 31, 2018	466,276,590	0.013	1.95	14,560
Granted	189,623,000	0.003
Exercised	-
Forfeited/Canceled	(59,366,665)	0.020
Outstanding, December 31, 2019	596,532,925	0.009	1.47	79,800
Granted	167,675,780	0.002
Exercised	-
Forfeited/Canceled	(229,449,999)	0.005
Outstanding, December 31, 2020	534,758,706	0.009	1.80	32,015
Exercisable, December 31, 2020	534,758,706	0.009	1.80	32,015

During the year ended December 31, 2020, the Company issued a total of 167,675,780 warrants in connection with a new convertible promissory note payable. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

•

Expected life of 2.00-3.00 years

•

Volatility of 135% - 190%;

•

Dividend yield of 0%;

•

Risk free interest rate of 0.15% - 1.59%

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

Liquidity and Capital Resources

As of December 31, 2020, the Company has an accumulated deficit of $(28,684,689) and a working capital deficiency of $8,417,037.  Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

For the year ended December 31, 2020, the Company recorded a net loss of $(1,746,125).  We recorded an amortization of debt discount of $397,965, a change in fair value of derivative liability of $343,076.  We recorded the following changes in current assets and liabilities: a change in deferred revenue of $267,723, a change in accounts payable of $(12,986), and a change of accrued expenses of $779,221.  As a result, we recorded net cash used in operating activities of $(327,580) for the year ended December 31, 2020.

For the year ended December 31, 2020, we made a payment of $5,000 as a deposit for acquisition resulting in net cash used in investing activities of $(5,000) for the period.

For the year ended December 31, 2020, we received $445,000 as proceeds from convertible promissory notes payable.  We repaid convertible promissory notes payable of $72,500.  As a result, we had net cash provided by financing activities of $372,500 for the year ended December 31, 2020.

As of December 31, 2019, the Company has an accumulated deficit of $26,961,606 and a working capital deficiency of $7,997,314.  Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

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

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. For the years ended December 31, 2020 and 2019, our auditors have included a “going concern” modification in their auditors’ reports.  A “going concern” modification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot presently be determined.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve our operating results

Results of Operations for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Revenues for the year ended December 31, 2020 were $641,629 compared to $477,773 for the year ended December 31, 2019, an increase of $163,856.  The majority of our clients hold elections on a three year cycle.  This increase in revenues is due primarily to increased elections held during this year.

Salaries and benefits totaled $748,571 for the year ended December 31, 2020 compared to $571,840 for the year ended December 31, 2019, an increase of $176,731.  This increase was due primarily to an increase in compensation paid to management.

Professional fees for the year ended December 31, 2020 totaled $351,367 compared to $312,987 for the year ended December 31, 2018, an increase of $38,380.  This increase is primarily due to the increased legal activities during the year ended December 31, 2020.

For the year ended December 31, 2020, we paid marketing and advertising expenses of $3,703 compared to the $6,596 paid in the year ended December 31, 2019.  We paid software development expenses of $120,554 in 2020 compared to $89,819 in 2019, we paid printing costs of $220,043 in 2020 compared to $146,695 in 2019, and we paid general and administrative expenses of $303,336 in 2020 compared to $453,593 in 2019.  The overall decrease was due to continued efforts to reduce overhead during the year ended December 31, 2020.

Total operating expenses for the year ended December 31, 2020 were $1,747,574 compared to $1,581,530 for the year ended December 31, 2019, an increase of $166,044 principally due to reasons discussed above.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Global Arena Holding, Inc. and Subsidiaries

Index to the Financial Statements

Page
Report of Independent Registered Public Accounting Firm:
Report of Raul Carrega, CPA	24

Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2020 and 2019	25

Consolidated Statements of Operations for the Years Ended December 31, 2020 and 2019	26

Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2020 and 2019	27

Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and 2019	28

Notes to Consolidated Financial Statements	29

RAUL CARREGA

Certified Public Accountants

215 62nd Street

Newport Beach, California 92663

818-248-6325

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Global Arena Holding Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Arena Holding Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the years in the two year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Newport Beach, California

April 5, 2021

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$ 57,422	$ 17,502
Total current assets	57,422	17,502

Deposits for proposed acquisitions	551,150	546,150
TOTAL ASSETS	$ 608,572	$ 563,652

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$ 268,255	$ 281,241
Accrued expenses	2,769,791	2,081,167
Convertible promissory notes payable,
net of debt discount of $111,465 and $197,296	4,498,986	4,639,628
Promissory notes payable	230,000	230,000
Deferred revenue	308,223	40,500
Derivative liability	399,204	742,280
Total current liabilities	8,474,459	8,014,816

STOCKHOLDERS' DEFICIT
Global Arena Holding, Inc.
Preferred stock, $0.001 par value; 2,000,000 shares authorized;
Series B preferred stock; 250,000 shares authorized
49,202 and 90,000 issued and outstanding	49	60
Common stock, $0.001 par value; 2,000,000,000 shares authorized;
1,712,958,504 and 985,539,957 shares issued and outstanding	1,712,959	985,540
Additional paid-in capital	19,128,836	18,524,842
Accumulated deficit	(28,684,689)	(26,961,606)
Total Global Arena Holding, Inc. stockholders' deficit	(7,842,845)	(7,451,164)
Noncontrolling interest	(23,042)	-
Total stockholders’ deficit	(7,865,887)	(7,451,164)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 608,572	$ 563,652

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2020	2019
Revenues:
Services	$ 641,629	$ 477,773

Operating expenses:
Salaries and benefits	748,571	571,840
Marketing and advertising	3,703	6,596
Software development	120,554	89,819
Professional fees	351,367	312,987
General and administrative	303,336	453,593
Printing	220,043	146,695
Total operating expenses	1,747,574	1,581,530

Loss from operations	(1,105,945)	(1,103,757)

Other expenses:
Interest expense and financing costs	(983,256)	(1,078,604)
Change in fair value of derivative liability	343,076	526,958
Impairment of investment	-	(284,270)
Total other expenses	(640,180)	(835,916)

Income (loss) before provision for taxes	(1,746,125)	(1,939,673)

Provision for income taxes	-	-

Net loss	(1,746,125)	(1,939,673)

Net loss attributed to noncontrolling interest	(23,042)	-

Net loss attributed to Global Arena Holding, Inc.	$ (1,723,083)	$ (1,939,673)

Weighted average shares outstanding - basic and diluted	1,348,996,682	963,600,271

Earnings (loss) per share - basic and diluted	$ (0.00)	$ (0.00)
	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Global Stockholders'	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance, December 31, 2018	60,000	$ 60	934,568,736	$ 934,569	$18,028,413	$(25,021,933)	$(6,058,891)	$ -	$(6,058,891)
Issuance of common stock for accrued interest			50,971,221	50,971	38,173		89,144		89,144
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt					458,256		458,256		458,256
Net income						(1,939,673)	(1,939,673)		(1,939,673)
Balance, December 31, 2019	60,000	60	985,539,957	985,540	18,524,842	(26,961,606)	(7,451,164)	-	(7,451,164)
Issuance of common stock for convertible debt and accrued interest			522,533,554	522,535	167,035		689,570		689,570
Issuance of common stock for Series B Preferred Stock	(10,798)	(11)	36,519,609	36,519	(36,508)		-		-
Issuance of common stock for services			168,365,384	168,365	121,856		290,221		290,221
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt					312,134		312,134		312,134
Value of extension of warrants and change in conversion price associated with debt extensions					39,477		39,477		39,477
Net loss						(1,723,083)	(1,723,083)	(23,042)	(1,746,125)
Balance, December 31, 2020	49,202	$ 49	1,712,958,504	$1,712,959	$19,128,836	$(28,684,689)	$(7,842,845)	$(23,042)	$(7,865,887)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Years Ended December 31,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$ (1,746,125)	$ (1,939,673)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Amortization of debt discount	397,965	576,568
Change in fair value of derivative liability	(343,076)	(526,958)
Impairment of investment	-	284,270
Convertible promissory notes payable issued for penalty interest	-	8,223
Common stock issued for services	290,221	-
Non-cash expense associated with debt extensions	39,477	-
Change in assets and liabilities:
Other assets	-	3,346
Deferred revenue	267,723	28,500
Accounts payable	(12,986)	(35,745)
Accrued expenses	779,221	667,897
Net cash used in operating activities	(327,580)	(933,572)

INVESTING ACTIVITIES:
Payment of deposit for acquisition	(5,000)	(5,000)
Payment for equity investment	-	(40,000)
Net cash used in investing activities	(5,000)	(45,000)

FINANCING ACTIVITIES:
Proceeds from convertible promissory notes payable	445,000	1,027,500
Repayment of convertible promissory notes payable	(72,500)	(75,000)
Net cash provided by financing activities	372,500	952,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,920	(26,072)
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	17,502	43,574
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$ 57,422	$ 17,502

CASH PAID FOR:
Interest	$ 10,100	$ 12,250
Income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Allocated value of warrants and beneficial conversion features related to debt	$ 312,134	$ 458,256
Debt converted to common stock	$ 689,570	89,144

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

The Company has also signed a letter of Intent to acquire the assets of Election Services Solutions including all clients, contracts and employment contracts. The closing of this transaction will occur upon the approval of certain corporate actions at the 2021 annual meeting.

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

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 1 – ORGANIZATION (continued)

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

On June 15, 2019, GES entered into a Term Sheet to create a joint venture with TrueVote, Inc. Under the terms of the agreement GES was to invest $50,000 into True Vote thru a 24 Month Debenture and issue a three year warrant exercisable at $0.01 for 4,500,000 common shares of the Company. The Company will receive 3 million common shares of TrueVote, representing 30% of TrueVote Inc.  On December 16, 2019 this Term Sheet was amended to provide for a December 17, 2019, payment by the Company for $ 40,000 to True Vote. As of the date of this filing the Company will pay an additional $ 10,000 and a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company, and the Company will receive 3,000,000 common shares of TrueVote Inc representing Thirty percent (30%) as part of the joint venture between the companies. The closing of this transaction will occur upon the approval of certain corporate actions at the 2021 annual meeting.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company has generated recurring losses from operations and cash flow deficits from its operations since inception and has had to continually borrow to continue operating. In addition, certain of the Company’s debt is in default as of December 31, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations.  The Company continues to raise funds from the issuance of additional convertible promissory note. Management is hopeful that with their ability to raise additional funds that the Company should be able to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

	December 31,
	2020	2019
Options	48,000,000	48,000,000
Warrants	534,758,706	466,276,590
Convertible notes	1,499,831,154	1,776,995,390
Total	2,082,589,860	2,291,271,980

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of December 31, 2020 and 2019.

	Fair Value	Fair Value Measurements at
	As of	December 31, 2020
Description	December 31, 2020	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$399,204	$-	$399,204	$-

Total	$399,204	$-	$399,204	$-

	Fair Value	Fair Value Measurements at
	As of	December 31, 2019
Description	December 31, 2019	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$742,280	$-	$742,280	$-

Total	$742,280	$-	$742,280	$-

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 4 - ACQUISITION DEPOSITS

On May 10, 2019, the Company entered into an asset purchase agreement with Election Services Solutions, LLC (the “APA”). Under the APA, the Company will purchase 100% of the assets of Election Services Solutions, LLC. The Company will pay $550,000, of which $506,150 has already been paid, and issue 20,000,000 common shares to purchase these assets under this APA. The closing of this transaction will occur upon the approval of certain corporate actions at the 2021 annual meeting.

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

Upon the closing of the agreement, GES will have invested $50,000 into a 24 Month Debenture and will have issued a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company, and the Company will receive 3,000,000 common shares of TrueVote Inc. as part of the joint venture between the companies. The Company on December 17, 2019 paid $ 40,000 to True Vote. The Company will pay an additional $10,000 and a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company, in the fourth quarter of 2020. The closing of this transaction will occur upon the approval of certain corporate actions at the 2021 annual meeting.

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

NOTE 5– ACCRUED EXPENSES

Accrued expenses at December 31, 2020 and 2019 consisted of the following:

	December 31,	December 31,
	2020	2019
Accrued interest	$2,117,134	$1,672,391
Accrued compensation	615,919	374,987
Other accrued expenses	36,738	33,789
	$2,769,791	$2,081,167

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 6 - PROMISSORY NOTES PAYABLE

In March 2014, the Company issued two promissory notes for a total of $230,000. The interest rate is the short-term applicable federal rate as determined by the Internal Revenue Service for the calendar month plus 10%. These two promissory notes are due on December 31, 2021, as amended.  The outstanding balance was $230,000 and $230,000 as of and December 31, 2020 and 2019, respectively.

NOTE 7 - CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes payable at December 31, 2020 and 2019 consist of the following:

	December 31,	December 31,
	2020	2019
Convertible promissory notes with interest rates ranging from 10% to 12% per annum, convertible into common shares at a fixed price ranging from $0.001 to $0.03 per share. Maturity dates through December 31, 2021, as amended. ($67,500 in default)	$3,222,400	$3,157,000
Convertible promissory notes with interest rates ranging from 10% to 12% per annum, convertible into common shares at prices equal to 60% discount from the lowest trade price in the 20-25 trading days prior to conversion (as of December 31, 2020 the conversion price would be $0.001 per share). Maturity dates through December 31, 2021, as amended.	408,551	697,924
Convertible promissory notes with interest at 12% per annum, convertible into common shares of GES. The maturity dates through December 31, 2021, as amended. ($177,500 in default)	979,500	982,000
Total convertible promissory notes payable	4,610,451	4,836,924
Unamortized debt discount	(111,465)	(197,296)
Convertible promissory notes payable, net discount	4,498,986	4,639,628
Less current portion	(4,498,986)	(4,639,628)
Long-term portion	$-	$-

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 7 - CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

A rollforward of the convertible promissory notes payable from December 31, 2018 to December 31, 2020 is below:

Convertible promissory notes payable, December 31, 2018	$3,639,165
Issued for cash	1,027,500
Issued for penalty interest	8,223
Issued for original issue discount	18,000
Repayment for cash	(75,000)
Conversion to common stock	(78,572)
Debt discount related to new convertible promissory notes	(458,256)
Amortization of debt discounts	558,568
Convertible promissory notes payable, December 31, 2019	$4,639,628
Issued for cash	445,000
Repayment for cash	(72,500)
Conversion to common stock	(598,973)
Debt discount related to new convertible promissory notes	(312,134)
Amortization of debt discounts	397,965
Convertible promissory notes payable, December 31, 2020	$4,498,986

During the year ended December 31, 2020, the Company took a charge to earnings of $39,477 for debt modifications related to the reduction of the conversion price of certain convertible notes and the extension of the expiration date of certain warrants issued with convertible notes.

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

	December 31,	December 31,
	2020	2019
Risk-free interest rate	0.10%	1.59%
Expected life of the options (Years)	0.01	0.01
Expected volatility	189%	152%
Expected dividend yield	0%	0%

Fair Value	$399,204	$742,280

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 8 - DERIVATIVE FINANCIAL INSTRUMENTS (continued)

A rollforward of the derivative liability from December 31, 2018 to December 31, 2020 is below:

Derivative liabilities, December 31, 2018	$1,269,238
Change in fair value of derivative liabilities	(526,958)
Derivative liabilities, December 31, 2019	742,280
Change in fair value of derivative liabilities	(343,076)
Derivative liabilities, December 31, 2020	$399,204

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

During the year ended December 31, 2017, the Company sold 90,000 shares of Series B Preferred Stock for cash proceeds of $900,000.  During the year ended December 31, 2018, 30,000 of these preferred shares were converted into 30,743,885 shares of common stock.  During the year ended December 31, 2020, 10,798 of these preferred shares were converted into 36,519,609 shares of common stock.

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

On October 11, 2019 the Company’s shareholders approved an increase of the Company’s authorized shares by 1 Billion Common Shares

During the year ended December 31, 2020 the Company issued:

•

522,533,554 shares of common stock for the conversion of $598,973 of convertible notes and $90,597 of accrued interest;

•

36,519,609 shares of common stock for the conversion of 10,798 shares of series B preferred stock; and

•

168,365,384 shares of common stock for services rendered valued at $290,221.  The shares were valued based on the market price at the date of grant.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 9- STOCKHOLDERS’ DEFICIT (continued)

During the year ended December 31, 2019, the Company issued 50,971,221 shares of common stock for convertible notes of $78,572 and accrued interest of $10,572.

Option Activity

A summary of the option activity is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2018	48,000,000	0.03	3.80	-
Granted	-
Exercised	-
Forfeited/Canceled	-
Outstanding, December 31, 2019	48,000,000	0.03	2.80	-
Granted	-
Exercised	-
Forfeited/Canceled	-
Outstanding, December 31, 2020	48,000,000	0.03	1.79	-
Exercisable, December 31, 2020	48,000,000	0.03	1.79	-

The exercise price for options outstanding at December 31, 2020:

Outstanding and Exercisable
Number of	Exercise
Options	Price
45,000,000	$0.02
3,000,000	0.07
48,000,000

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 9- STOCKHOLDERS’ DEFICIT (continued)

Warrant Activity

A summary of warrant activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2018	466,276,590	0.013	1.95	14,560
Granted	189,623,000	0.003
Exercised	-
Forfeited/Canceled	(59,366,665)	0.020
Outstanding, December 31, 2019	596,532,925	0.009	1.47	79,800
Granted	167,675,780	0.002
Exercised	-
Forfeited/Canceled	(229,449,999)	0.005
Outstanding, December 31, 2020	534,758,706	0.009	1.80	32,015
Exercisable, December 31, 2020	534,758,706	0.009	1.80	32,015

The exercise price for warrants outstanding at December 31, 2020:

Outstanding and Exercisable
Number of	Exercise
Warrants	Price
18,500,000	$0.00100
15,000,000	0.00176
11,111,111	0.00180
76,923,000	0.00190
154,423,000	0.00200
10,833,333	0.00300
25,000,000	0.00400
118,700,000	0.00500
21,308,336	0.00600
11,333,333	0.00750
10,900,000	0.01000
6,875,000	0.01200
52,694,593	0.05000
1,157,000	0.25000
534,758,706

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 9- STOCKHOLDERS’ DEFICIT (continued)

During the year ended December 31, 2020, the Company issued a total of 167,675,780 warrants in connection with a new convertible promissory note payable. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

•

Expected life of 2.00-3.00 years

•

Volatility of 135% - 190%;

•

Dividend yield of 0%;

•

Risk free interest rate of 0.15% - 1.59%

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

•

Risk free interest rate of 1.51% - 2.51%

NOTE 10 – INCOME TAXES

As of December 31, 2020, the Company had approximately $21,667,000 of federal net operating loss carryforwards available to offset future taxable income.  These net operating losses which, if not utilized, begin expiring in 2029. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s net operating loss carryforwards may be subject to an annual limitation in the event of a change of control.

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

FASB ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized.  A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the length of carryback and carryforward periods, and expectations of future profits, etc.  The Company believes that significant uncertainty exists with respect to the future realization of the deferred tax assets and has therefore established a full valuation allowance as of December 31, 2020 and 2019.  The change in the deferred tax valuation allowance increased by approximately $437,000 and $349,000 during the years ended December 31, 2020 and 2019, respectively. The increase in 2020 and 2019 was a result of additional net operating losses.

The components of deferred tax assets at December 31, 2020 and 2019 are as follows:

	2020	2019
Deferred income tax asset
Net operating loss carryforwards	$6,070,000	$5,633,000
Less: valuation allowance	(6,070,000)	(5,633,000)
Net deferred tax asset	$-	$-

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 10 – INCOME TAXES (continued)

The Company evaluated the provisions of FASB ASC 740 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.”  A liability is recognized (or amount of net operating loss carryforward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FASB ASC 740. Interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “interest expense, net” in the statement of operations.  Penalties would be recognized as a component of “general and administrative expenses.”  No interest or penalties were recorded during the years ended December 31, 2020 and 2019.  As of December 31, 2020 and 2019, no liability for unrecognized tax benefits was required to be reported.

The Company files income tax returns in the United States and in New York State and City.  The Company is no longer subject to Federal, state and local income tax examinations by the tax authorities for tax years prior to 2017.

The reconciliation between the statutory federal income tax rate and the Company’s effective rate for the years ended December 31, 2020 and 2019 is as follows:

	2020	2019

Federal statutory rates	21.0%	21.0%
State income taxes, net of federal benefit	6.0%	6.0%
Non-deductible expenses	(1.9%)	(6.4%)
Valuation allowance against net deferred tax assets	(25.1)%	(20.6)%
Effective rate	0.0%	0.0%

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

On October 16, 2020, the Company’s subsidiary, Tidewater Energy Group Corp. was named as a defendant in a lawsuit filed in District Court in and For Tulsa County, State of Oklahoma, CJ-2020-3172. On January 13, 2021 the plaintiffs added the Company to the lawsuit. The plaintiffs are seeking damages, disgorgement and specific performance relief relating to a Purchase and Sale Agreement to purchase all of the membership interests in Foster Energy. The Company has obtained counsel to dispute the charges.  On March 18, 2021, the Company filed a motion

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 11 - COMMITMENTS AND CONTINGENCIES (continued)

to dismiss and brief in support.  The Company asserted that the plaintiffs’ claims are entirely without merit as the Company was not a party to the Purchase and Sale Agreement or the related non-disclosure agreement. Tidewater concurrently filed a motion to dismiss based on legal remedies available to Tidewater.

NOTE 12– AGREEMENTS

On May 10, 2019, the Company entered into an asset purchase agreement with Election Services Solutions, LLC (the “APA”). Under the APA, the Company will purchase 100% of the assets of Election Services Solutions, LLC. The Company will pay $550,000, of which $511,150 has already been paid, and issue 20,000,000 common shares to purchase these assets under this APA. The closing of this transaction will occur upon the approval of certain corporate actions at the 2021 annual meeting.

On May 13, 2019, the Company entered into a joint venture agreement with Voting Portals, LLC (VP), a Florida limited liability company. Pursuant to this agreement, the joint venture will be making use of the VP online e-voting web portal solutions and proprietary e-voting software programs to service and fulfill GES’s clients’ online elections and other e-voting events pursuant to the terms of the agreement, as well as any other ventures and relationships agreed to pursuant to the goals of the agreement. The Agreement was amended and as part of this agreement, the Company will be issuing 10,000,000 common shares to VP for services rendered, upon approval of the corporate actions at the 2019 annual meeting. VP will own 100% of the rights to the software, while GES will be responsible for all administrative and other election procedures. The closing of this transaction will occur upon the approval of certain corporate actions at the 2021 annual meeting.

On May 13, 2019, the Company amended the master services agreement with HCAS Technologies (the “MSA”), Under the MSA, the Company will be acquiring information technology services and management from HCAS Technologies, as well as retaining Mr. Magdiel Rodriguez to act as Chief Information Officer. Pursuant to this Amended MSA, the Company will issue a total of 30,000,000 warrants to purchase the Company’s common shares at a price of $0.005 as consideration for the services of HCAS and Mr. Magdiel. The closing of this transaction will occur upon the approval of certain corporate actions at the 2021 annual meeting.

Working Relationship with Blockchain Valley Ventures

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 12– AGREEMENTS (continued)

This will be delivered as a Working Paper discussing a high-level envisaged Blockchain platform, including a foundational flowchart, and implementation recommendation; BVV is a Crypto Valley, Switzerland based venture capital firm who consists of highly successful entrepreneurs, finance experts, blockchain technology experts and ICO experienced analysts and consultants. The documents created will be used by GES, to create a Minimal Viable Product. This Product, along with GES licensing rights on GES existing Registration and Tabulation Software will be owned by GES. On June 27, 2019 BVV and GES signed and amended agreement calling for a $25,000 CHF Payment for the development and facilitation of an extended workshop with relevant and best in class third party blockchain technology companies, and a $ 25,000 CHF payment upon completion of the engagement. GES made payments of $25,000 CHF payment, and received the working paper.

GES Investment in TrueVote Inc.

GES is developing with TrueVote, Inc. a comprensive end-to-end, decentralized, completely digital voting system. GAHC, GES parent owns 30% of True Vote.

The TrueVote Voting System will be based on traditional, proven database methodologies and layered with a “checksum” that is posted on the blockchain, proving all data is immutable and unalterable.

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

On June 15, 2019 GES entered into a Term Sheet to create a joint venture with TrueVote, Inc. Under the terms of the agreement GES will invest $50,000 into a 24 Month Debenture and issue a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of Global Arena Holding Inc., (“GAHC”). GAHC will receive 3 million common shares of TrueVote, representing 30% of TrueVote Inc. TrueVote, Inc. is building a comprehensive end-to-end, de-centralized, completely digital voting system. This will be based on traditional, proven database methodologies, and layered with a "checksum" that's posted on the Blockchain, proving all data is immutable and unalterable. This design will ensure that every vote is transparently counted and verifiable.Upon the closing of the agreement, GES will have invested $50,000 into a 24 Month Debenture and will have issued a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company, and the Company will receive 3,000,000 common shares of TrueVote Inc. as part of the joint venture between the companies. The Company on December 17, 2019 paid $ 40,000 to True Vote. The Company will pay an additional $10,000 and a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company, in the 1st quarter of 2021. The closing of this transaction will occur upon the approval of certain corporate actions at the 2021 annual meeting.

2) Tidewater Energy Group Inc.

On November 19, 2019, the Company incorporated a new wholly owned entity in the State of Delaware called Tidewater Energy Group Inc. The Board of Directors appointed John S. Matthews and Jason Old as Board members.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 12– AGREEMENTS (continued)

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

NOTE 13– SUBSEQUENT EVENTS

On March 15, 2021 the Company entered into a note settlement agreement with a noteholder, whereby the Company agreed to pay $25,000 in cash plus issue 75,000,000 shares of the Company’s common stock for the extinguishment of $622,767 of convertible notes and $199,189 of accrued interest.

Subsequent to December 31, 2020, the Company issued convertible notes in the aggregate amount of $248,250.  In addition, the Company issued to a consultant 10,000,000 warrants to purchase shares of the Company’s common stock with an exercise price of $0.02.

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

Resumes

John Matthews, age 59, has served as the Chief Executive Officer, Chief Financial Officer, and director of Global Arena Holding Inc.  Mr. Matthews has served as the Chairman of Global Election Services since 2015 and a Director of GAHI Acquisition Corp. since 2015 and as a Director in Tidewater Energy Group since 2019.  In these positions, he has directed the investment into Blockchain Technologies Corp and has initiated the upgraded elections software and hardware applications covering registration, election tabulation, and reporting.  Mr. Matthews has been involved in United States politics since the 1980s, having worked on and for numerous State, Congressional and Presidential elections.  Mr. Matthews worked on Senator Daniel Patrick Moynihan’s campaign for the US Senate in 1988 and concurrently served as Senator Moynihan’s Director of the Senator’s New York Office acting as the Senator’s senior Ombudsman and was responsible for all constituent services and legislative initiatives.  Mr. Matthews served as an officer in various United States broker dealers from 1992 to 2014.  He received a BA from Long Island University in 1987.

Facundo Bacardi, age 74, is a current shareholder and member of the family that owns and controls Bacardi Ltd., a worldwide liquor manufacturer and distributor.  From 1979 to 1991, he was in charge of Bacardi’s manufacturing and distribution division for Nassau, Brazil, Trinidad and Central America.  Currently, Mr. Bacardi serves as a director of Suramericana de Inversiones, S.A., an investment company located in Panama, and has served in that capacity since 1990.

Martin J. Doane, age 52, is a director of Global Arena Holdings Corp. since November 7, 2011.  He has been a founding partner and CEO of Ubequity Capital since 2006.  He served as vice president and secretary of Northern Empire Energy Corporation from March 20, 2012 to September 4, 2013.  He was the chief executive officer of Adenyo Inc. from 2004 through 2009.  He has served as the chief executive officer of MeeMee Media Inc. since April 2013.  He was the vice president and secretary of EnDev Holdings Inc. from July 2010 to April 2013.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the Company must file a Form 4 reporting the acquisition or disposition of Company's equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply.  Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the Company's fiscal year.  Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder.  To our knowledge, based solely on a review of the copies of these reports furnished to it, the officers, directors, and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements during 2020.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to our executive officers.

Summary Compensation Table

Name and Principal Position	Cash Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John Matthews	2020	177,235 (1)	-	-	-	177,235
CEO	2019	242,754 (2)	-	-	-	242,754

(1)

Mr. Matthews received $30,500 as his salary from the Company and $146,735 from GES.

(2)

Mr. Matthews received $61,754 as his salary from the Company and $181,000 from GES.

Outstanding Equity Awards at Fiscal Year End

There were no equity awards outstanding at December 31, 2019.  On April 13, 2020, the Board of Directors amended the employment contract of John Matthews dated December 8, 2017.  Pursuant to the amended terms, the stock options granted under Section 3.3 of the employment contract were cancelled and granted Mr. Matthews a stock award of 55,000,000 common shares at $.0018 per common share (110% of the market price on the date of grant).

The shares were issued on October 21, 2020.

Director Compensation

The following table set forth certain information as to the compensation paid to our Directors.

Summary Compensation Table

Name and Principal Position	Cash Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John S. Matthews	2020	177,235 (1)	-	-	-	177,235
Chairman	2019	242,754 (2)	-	-	-	242,754
Facundo Bacardi	2020	-	-	-		-
Director	2019	-	-	-	-	-
Martin Doane	2020	-	-	-		-
Director	2019	-	-	-	-	-

1) Mr. Matthews received $30,500 as his salary from the Company and $146,735 from GES.

2) Mr. Matthews received $61,754 as his salary from the Company and $181,000 from GES.

On April 13, 2020, the Board of Directors cancelled the stock options authorized but never formally granted to Martin Doane and Facundi Bacardi as directors’ compensation for years ended December 31, 2017, 2018 and 2019 and granted Messrs Doane and Facundi Bacardi stock awards of 36,682,692 common shares each at $.0018 per common share (110% of the market price on the date of grant. The shares were issued on October 21, 2020.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, as of March 31, 2021, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

Name and Address	Amount	Percentage
John Matthews	57,842,028	3.11%.
208 East 51 Street, Suite 112
New York, NY 10022

Facundo Bacardi	36,682,692(1)	1.97%
208 East 51 Street, Suite 112
New York, NY 10022

Martin Doane	36,682,692(1)	1.97%
208 East 51 Street, Suite 112
New York, NY 10022

All Officers and Directors as a Group (3 persons)	131,207,412	7.06%.

On April 13, 2020, the Board of Directors granted the following stock awards to the directors at $.0018 per common share (110% of the market price on the date of grant. The shares were issued on October 21, 2020.

John Matthews - 55,000,000 common shares

Martin Doane - 36,682,692 common shares

Facundi Bacardi - 36,682,692 common shares

Based upon 1,857,705,171 outstanding common shares as of March 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the years ended December 31, 2020 and 2019 for professional services rendered by Raul Carrega for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the periods ended December 31, 2020 and 2019 were $86,000 and $70,000, respectively.

Audit related fees

The aggregate fees billed for the years ended December 31, 2020 and 2019 for assurance and related services by Raul Carrega that are reasonably related to the performance of the audit or review of the Company’s financial statements for those fiscal years were included in the above listed were $0 and $0, respectively.

Tax Fees

We incurred aggregate tax fees and expenses from Raul Carrega during the years ended December 31, 2020 and 2019 for professional services rendered for tax compliance, tax advice, and tax planning of $0 and $0, respectively.

All Other Fees

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.  All of the services described above for fiscal year 2020 were approved by the board of directors pursuant to its policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2020 and 2019

Statements of Operations for the years ended December 31, 2020 and 2019

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2020 and 2019

Statements of Cash Flows for the years ended December 31, 2020 and 2019

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

NO.	DESCRIPTION	FILED WITH	DATE FILED
1.1	Form of Underwriting Agreement	Form SB-2	February 11, 2002
1.2	Form of Agreement Among Underwriters	Form SB-2	February 11, 2002
1.3	Form of Selected Dealer Agreement	Form SB-2	February 11, 2002
1.4	Form of Consulting Agreement with Schneider Securities, Inc.	Form SB-2	February 11, 2002
2.1	Form of Agreement and Plan of Merger between Dickie Walker Marine, Inc., a California corporation and Dickie Walker Marine, Inc., a Delaware Corporation	Form SB-2	February 11, 2002
2.2	Acquisition Agreement	Form 8-K	February 8, 2005
2.3	Amendment No. 2 to Acquisition Agreement	Form 8-K	July 20, 2005

2.4	Share Change Agreement	Form 8-K	April 13, 2006
2.5	Broker Dealer Stock Purchase Agreement	Form 8-K	August 8, 2014
3.1a	Articles of Incorporation for Montiel Marketing Group, Inc. as filed with the California Secretary of State on February 16, 2001	Form SB-2	February 11, 2002
3.1b	Certificate of Amendment to the Articles of Incorporation as filed with the California Secretary of State on February 16, 2002	Form SB-2/A	February 11, 2002
3.1c	Certificate of Incorporation for Dickie Walker Marine, Inc. as filed with the Delaware Secretary of State on February 4, 2002	Form SB-2	February 11, 2002
3.1d	Certificate of Amendment to Articles of Incorporation filed with the State of Delaware on October 13, 2019	Form 10-K	September 9, 2020
3.2a	Bylaws of the California corporation as adopted by its Board of Directors on October 10, 2000	Form SB-2	February 11, 2002
3.2b	Amended and Restated Bylaws of the Delaware corporation as adopted by its Board of Directors May 1, 2002	Form SB-2/A	May 13, 2002
3.3	Certificate of Amendment of Certificate of Incorporation of Dickie Walker Marine, Inc.	Form 8-K	July 20, 2006
4.1	Specimen stock certificate representing shares of common stock of the Company	Form SB-2/A	April 18, 2002
4.2	Form of Representative's Warrant	Form SB-2	February 11, 2002
4.3	Placement Agent's Warrant	Form SB-2	February 11, 2002
4.4	Form of Investor Note from 2001 Private Placement	Form SB-2	February 11, 2002
4.5	Selling Agent Agreement	Form 10KSB	December 29, 2004
4.6	Investor Promissory Note	Form 10KSB	December 29, 2004
4.7	Investor Warrant	Form 10KSB	December 29, 2004
4.8	Placement Agent's Warrants	Form 10KSB	December 29, 2004
4.9	Certificate of Designation for Preferred Stock	Form 8-K	April 13, 2006
4.10	Stock Option and Proxy	Form SC 13D	December 7, 2010
4.11	2011 Stock Awards Plan	Form S-8	July 6, 2011
10.1	$50,000 Promissory Note in favor of Gerald W. Montiel dated January 15, 2002	Form SB-2	February 11, 2002
10.2	$45,000 Promissory Note in favor of Gerald W. Montiel dated January 31, 2002	Form SB-2	February 11, 2002
10.3	Form of Reimbursement Agreement between Gerald W. Montiel and the Company dated February 1, 2002	Form SB-2	February 11, 2002
10.4	License Agreement between Gerald W. Montiel and the Company dated February 1, 2001	Form SB-2	February 11, 2002
10.5	Strategic Alliance Agreement with West Marine Products, Inc. dated October 19, 2001 (Confidential Treatment Requested)	Form SB-2/A	May 13, 2002

10.6	Facility Lease Agreement with WHMF dated February 1, 2002 for the facility located at 1414 South Tremont Street, Oceanside, California	Form SB-2	February 11, 2002
10.7	2002 Equity Incentive Plan	Form SB-2	February 11, 2002
10.8	Form of Lock-Up Agreement among the officers, directors and stockholders and the representative	Form SB-2	February 11, 2002
10.9	Form of Employment Agreement with Gerald W. Montiel dated February 1, 2002	Form SB-2	February 11, 2002
10.10	Equipment Lease Agreement with Emtex Leasing Corporation dated April 4, 2001	Form SB-2	February 11, 2002
10.11	Form of Stockholder Rights Agreement	Form SB-2/A	April 1, 2002
10.12	Lease Agreement	Form 10KSB	December 20, 2002
10.16	Separation Agreement and Complete Release	Form 8-K	October 21, 2003
10.17	Dick Walker Marine Inc. Code of Ethics	Form 10KSB	December 17, 2003
10.18	Financial and Code of Ethics Complaint Procedure Policy	Form 10KSB	December 17, 2003
10.19	Amendment to Strategic Alliance Agreement	Form 10KSB	December 17, 2003
10.20	Form of Parent Support Agreement	Form 8-K	February 8, 2005
10.21	Form of Lock-Up Agreement	Form 8-K	February 8, 2005
10.22	Consulting Agreement with Gerald Montiel	Form 8-K	February 8, 2005
10.23	Form of Incentive Stock Option Grant Under DWM 2002 Equity Incentive Plan	Form S-4	May 10, 2005
10.24	Form of Non-Qualified Stock Option Grant Under DWM 2002 Equity Incentive Plan	Form S-4	May 10, 2005
10.25	Mutual Lease Agreement	Form 8-K	October 14, 2005
10.26	Form of Employment Agreement with Gerald W. Montiel	Form 8-K	April 13, 2006
10.27	Form of Employment Agreement with Javier Vidrio	Form 8-K	April 13, 2006
10.28	Form of Consulting Agreement with Montiel Marketing Group	Form 8-K	April 13, 2006
10.29	Agreement and Plan of Reorganization	Form 8-K	January 25, 2011
10.30	Assignment and Assumption and Management Agreement	Form 8-K	January 25, 2011
10.31	Securities Purchase Agreement	Form 8-K	January 7, 2013
10.32	Amendment 1 to Securities Purchase Agreement	Form 8-K	January 25, 2013
10.33	Agreement of Sale	Form 8-K	January 31, 2013
10.34	Member Interests Purchase Agreement by and between the Company and Courtney Smith	Form 8-K	March 19, 3013
10.35	Management and Investor Rights Agreement	Form 8-K	May 10, 2013
10.36	Subordinated Promissory Note and Conversion Agreement between the Company and Jia Hui New Climate Investment Ltd.,	Form 8-K	December 4, 2013

10.37	Warrant to purchase common stock issued to Jia Hui New Climate Investment Ltd.	Form 8-K	December 4, 2013
10.38	Settlement agreement between the Company, GAIM and FireRock	Form 8-K	December 12, 2013
10.39	Securities purchase agreement between the Company, GAIM and FireRock	Form 8-K	December 12, 2013
10.40	Convertible Promissory Note and Warrant Purchase Agreement	Form 8-K	December 19, 2014
10.41	Master Services Agreement with HCAS	Form 8-K	January 29, 2018
10.42	Securities purchase agreement with UAHC Ventures	Form 8-K	December 22, 2017
10.43	Convertible promissory note with UAHC Ventures	Form 8-K	December 22, 2017
10.44	Warrant issued to UAHC	Form 8-K	December 22, 2017
10.45	John Matthews GAHC Chairman agreement	Form 8-K	December 15, 2017
10.46	John Matthews GAHC employment agreement	Form 8-K	December 15, 2017
10.47	Kathryn Weisbeck GAHC employment agreement	Form 8-K	December 15, 2017
10.48	John Matthews GES Chairman agreement	Form 8-K	December 15, 2017
10.49	John Matthews GES employment agreement	Form 8-K	December 15, 2017
10.50	Kathryn Weisbeck GES employment agreement	Form 8-K	December 15, 2017
10.51	Stock purchase agreement with Nikolaos Spanos	Form 8-K	October 21, 2015
10.52	John Matthews GAHC employment agreement	Form 8-K	August 11, 2015
10.53	Anthony Crisci GAHC employment agreement	Form 8-K	August 11, 2015
10.54	Kathryn Weisbeck GAHC employment agreement	Form 8-K	August 11, 2015
10.55	Convertible promissory note and warrant purchase agreement with Apollo Capital	Form 8-K	July 6, 2015
10.56	Convertible promissory note with Apollo Capital	Form 8-K	July 6, 2015
10.57	Convertible promissory note with Capitoline Ventures II	Form 8-K	July 6, 2015
10.58	Consulting agreement with Complete Advisory Partners	Form 8-K	June 24, 2015
10.59	Allonge Agreement with St. George Investments LLC dated 1/7/19	Form 8-K/A	January 15, 2019
10.60	1st Amendment to Allonge Agreement with St. George Investments LLC dated 2/6/19	Form 8-K/A	February 13, 2019
16.1	Letter from Ernst and Young LLP	Form 8-K	September 15, 2005
16.2	Letter from Mendoza Berger and Company, LLP	Form 8-K/A	June 30, 2006
16.3	Letter from Patricia and Zhao, LLC	Form 8-K/A	March 20, 2008
16.4	Auditor's Letter: P.C. Liu	Form 8-K/A	September 15, 2011
16.5	Change of Accountant Letter	Form 8-K	February 9, 2012
16.6	Change of Accountant Letter – Anton and Chia	Form 8-K/A	January 25, 2017
16.7	Change of Accountant Letter – Wei Wei	Form 8-K	June 14, 2016

24.1	Limited Power of Attorney	Form 4	July 30, 2003
99.1	Certification for CEO	Form 10KSB	December 20, 2002
99.2	Certification for CFO	Form 10KSB	December 20, 2002
99.3	Press Release for Dickie Walker Marine, Inc.	Form 8-K	December 18, 2003
99.4	Press Release Dated February 11, 2004	Form 8-K	February 12, 2004
99.5	Press Release	Form 8-K	April 4, 2004
99.6	Press Release	Form 8-K	September 3, 2004
99.7	Press Release	Form 8-K	December 30, 2004
99.8	Press Release	Form 8-K	February 8, 2005
99.9	Press Release	Form 8-K	May 13, 2005
99.10	Press Release	Form 8-K	June 1, 2005
99.11	Press Release	Form 8-K	July 7, 2005
99.12	Press Release	Form 8-K	July 20, 2005
99.13	Press Release	Form 8-K	August 3, 2005
99.14	Press Release	Form 8-K	August 17, 2005
99.15	Press Release	Form 8-K	October 14, 2005
99.16	Press Release	Form 8-K	November 7, 2005
99.17	Press Release	Form 8-K	April 13, 2006
99.18	Agreement and Plan of Merger	DEF 14C	April 29, 2011
99.19	Section 262 of DGCL	DEF 14C	April 29, 2011
99.20	Share Purchase Agreement	Form 8-K	July 20, 2012
99.21	Financial Statements and Supplementary Information	Form 8-K	July 20, 2012
99.22	Financial Statements and Supplemental Schedule and Independent Auditor's Report and Supplemental Report on Internal Control and Independent Accountants' Report on Applying Agreed-Upon Procedures	Form 8-K	July 20, 2012
99.23	Statement of Financial Condition	Form 8-K	July 20, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Arena Holding, Inc.

/s/ John S. Matthews

By: John S. Matthews

Chief Executive Officer, Chief Financial Officer

Director

Date:  April 7, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/John Matthews	CEO, CFO Controller	April 7, 2021
Director,
/s/Facundo Bacardi	Director	April 7, 2021

/s/Martin Doane	Director	April 7, 2021