Form 10-Q
period 2021-03-31
Global Arena Holding, Inc.
filed 2021-05-11
CIK 1138724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

Yes [  ] No [x]

As of May 10, 2021, the registrant had 1,857,705,171 outstanding shares of common stock.

GLOBAL ARENA HOLDING, INC. TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	26

Signatures	27

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$ 190,333	$ 57,422
Total current assets	190,333	57,422

Deposits for proposed acquisitions	551,150	551,150
TOTAL ASSETS	$ 741,483	$ 608,572

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$ 254,561	$ 268,255
Accrued expenses	2,766,161	2,769,791
Convertible promissory notes payable,
net of debt discount of $291,452 and $111,465	3,876,082	4,498,986
Promissory notes payable	230,000	230,000
Deferred revenue	202,128	308,223
Derivative liability	711,789	399,204
Total current liabilities	8,040,721	8,474,459

STOCKHOLDERS' DEFICIT
Global Arena Holdings, Inc.
Preferred stock, $0.001 par value; 2,000,000 shares authorized;
Series B preferred stock; 250,000 shares authorized
49,202 and 49,202 issued and outstanding	49	49
Common stock, $0.001 par value; 2,000,000,000 shares authorized;
1,857,705,171 and 1,712,958,504 shares issued and outstanding	1,857,705	1,712,959
Additional paid-in capital	19,766,678	19,128,836
Accumulated deficit	(28,900,628)	(28,684,689)
Total Global Arena Holdings, Inc. stockholders’ deficit	(7,276,196)	(7,842,845)
Noncontrolling interest	(23,042)	(23,042)
Total stockholders’ deficit	(7,299,238)	(7,865,887)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 741,483	$ 608,572

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Services	$ 234,585	$ 108,429

Operating expenses:
Salaries and benefits	117,712	117,713
Marketing and advertising	-	1,058
Software development	3,852	65,285
Professional fees	53,932	47,492
General and administrative	39,948	157,158
Printing	61,634	48,836
Total operating expenses	277,078	437,542

Loss from operations	(42,493)	(329,113)

Other expenses:
Interest expense and financing costs	(170,317)	(243,214)
Change in fair value of derivative liability	(512,209)	96,978
Gain on settlement of debt	509,080	-
Total other expenses	(173,446)	(146,236)
Income (loss) before provision for taxes	(215,939)	(475,349)
Provision for income taxes	-	-
Net loss	(215,939)	(475,349)
Net loss attributed to noncontrolling interest	-	(23,042)
Net loss attributed to Global Arena Holdings, Inc.	$ (215,939)	$ (452,307)

Weighted average shares outstanding - basic and diluted	1,751,440,282	1,025,996,664
Earnings (loss) per share - basic and diluted	$ (0.00)	$ (0.00)
	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Global Stockholders'	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance, December 31, 2020	49,202	$ 49	1,712,958,504	$1,712,959	$19,128,836	$(28,684,689)	$(7,842,845)	$(23,042)	$(7,865,887)
Issuance of common stock for convertible debt and accrued interest			69,746,667	69,746	12,758		82,504		82,504
Issuance of common stock for debt settlement			75,000,000	75,000	412,500		487,500		487,500
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt					212,584		212,584		212,584
Net loss						(215,939)	(215,939)		(215,939)
Balance, March 31, 2021	49,202	$ 49	1,857,705,171	$1,857,705	$19,766,678	$(28,900,628)	$(7,276,196)	$(23,042)	$(7,299,238)

Balance, December 31, 2019	60,000	$ 60	985,359,957	$985,540	$18,524,842	$(26,961,606)	$(7,451,164)	$ -	$(7,451,164)
Issuance of common stock for convertible debt and accrued interest			103,447,553	103,448	18,752		122,200		122,200
Fair value of stock options issued for Series B Preferred Stock	(10,798)	(11)	36,519,609	36,519	(36,508)		-		-
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt					145,481		145,481		145,481
Net loss						(452,307)	(452,307)	(23,042)	(475,349)
Balance, March 31, 2020	49,202	$ 49	1,125,327,119	$1,125,507	$18,652,567	$(27,413,913)	$(7,635,790)	$(23,042)	$(7,658,832)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES:
Net income (loss)	$ (215,939)	$ (475,349)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Amortization of debt discount	54,347	101,686
Change in fair value of derivative liability	512,209	(96,978)
Gain on settlement of debt	(509,080)	-
Change in assets and liabilities:
Deferred revenue	(106,095)	38,813
Accounts payable	(13,694)	(5,827)
Accrued expenses	184,663	189,184
Net cash used in operating activities	(93,589)	(248,471)

FINANCING ACTIVITIES:
Proceeds from convertible promissory notes payable	226,500	250,000
Repayment of convertible promissory notes payable	-	(10,000)
Net cash used in financing activities	226,500	240,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	132,911	(8,471)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	57,422	17,502

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$ 190,333	$ 9,031

CASH PAID FOR:
Interest	$ -	$ 10,100
Income taxes	$ -	$ -
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Allocated value of warrants and beneficial conversion features related to debt	$ 212,584	$ 145,481
Debt converted to common stock	$ 82,504	$ 122,000
Issuance of stock for debt settlement	$ 487,500	$ -

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

GES has developed proprietary election software for a data storage and retrieval registration system to determine voter eligibility and prevent duplicate votes with In-Person digital signature capture, as well as proprietary election software for scanning/tabulation utilizing advanced OMR/OCR/Barcode imaging software featuring de-skewing, de-speckling and image correction.  This system provides three types of audit capabilities.  The hardware includes high speed optical scanners that are hard lined to a computer with all Wi-Fi disabled so the entire tabulation utilizing process occurs offline, eliminating the opportunity for hacking.  GES is also working with multiple vendors and has made investments in companies that are developing Blockchain Technology for a data storage and retrieval registration system, tabulation of paper Absentee/Mail Ballots; and internet voting.

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

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the financial condition of the Company and its operating results for the respective periods. The condensed consolidated balance sheet at December 31, 2020 has been derived from the Company's audited consolidated financial statements. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission. The results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company has generated recurring losses from operations and cash flow deficits from its operations since inception and has had to continually borrow to continue operating. In addition, certain of the Company’s debt is in default as of March 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations. The Company continues to raise funds from the issuance of additional convertible promissory note. Management is hopeful that with their ability to raise additional funds that the Company should be able to continue as a going concern.

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

	March 31,
	2021	2020
Options	-	48,000,000
Warrants	35,854,978	466,276,590
Convertible notes	1,219,968,017	1,748,036,416
Total	1,255,822,995	2,262,313,006

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

Share-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires companies to measure compensation cost for stock-based  compensation at fair value at the grant date and recognize the expense over the requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

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

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of March 31, 2021 and December 31, 2020.

	Fair Value	Fair Value Measurements at
	As of	March 31, 2021
Description	March 31, 2021	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$711,789	$-	$711,789	$-

Total	$711,789	$-	$711,789	$-

	Fair Value	Fair Value Measurements at
	As of	December 31, 2020
Description	December 31, 2020	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$399,204	$-	$399,204	$-

Total	$399,204	$-	$399,204	$-

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

NOTE 3– ACQUISITION DEPOSITS

On May 10, 2019, the Company entered into an asset purchase agreement with Election Services Solutions, LLC (the “APA”). Under the APA, the Company will purchase 100% of the assets of Election Services Solutions, LLC. The Company will pay $550,000, and issue 20,000,000 common shares to purchase these assets under this APA. The closing of this transaction will occur upon the approval of certain corporate actions at the 2021 annual meeting.

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

Upon the closing of the agreement, GES will have invested $50,000 into a 24 Month Debenture and will have issued a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company, and the Company will receive 3,000,000 common shares of TrueVote Inc. as part of the joint venture between the companies. The Company on December 17, 2019 paid $ 40,000 to True Vote. The Company will pay an additional $10,000 and a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company. The closing of this transaction will occur upon the approval of certain corporate actions at the 2021 annual meeting.

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

NOTE 4– ACCRUED EXPENSES

Accrued expenses at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31,	December 31,
	2021	2020
Accrued interest	$2,019,811	$2,117,134
Accrued compensation	684,612	615,919
Other accrued expenses	61,738	36,738
	$2,766,161	$2,769,791

NOTE 5 - PROMISSORY NOTES PAYABLE

In March 2014, the Company issued two promissory notes for a total of $230,000. The interest rate is the short-term applicable federal rate as determined by the Internal Revenue Service for the calendar month plus 10%. These two promissory notes are due on December 31, 2021, as amended.  The outstanding balance was $230,000 and $230,000 as of March 31, 2021 and December 31, 2020, respectively.

NOTE 6 - CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes payable at March 31, 2021 and December 31, 2020 consist of the following:

	March 31,	December 31,
	2021	2020
Convertible promissory notes with interest rates ranging from 10% to 12% per annum, convertible into common shares at a fixed price ranging from $0.001 to $0.03 per share. Maturity dates through March 2022, as amended. ($67,500 in default)	$2,987,250	$3,222,400
Convertible promissory notes with interest rates ranging from 10% to 12% per annum, convertible into common shares at prices equal to 60% discount from the lowest trade price in the 20-25 trading days prior to conversion (as of December 31, 2020 the conversion price would be $0.001 per share). Maturity dates through December 31, 2021, as amended.	200,784	408,551
Convertible promissory notes with interest at 12% per annum, convertible into common shares of GES. The maturity dates through December 31, 2021, as amended. ($177,500 in default)	979,500	979,500

Total convertible promissory notes payable	4,167,534	4,610,451
Unamortized debt discount	(291,452)	(111,465)
Convertible promissory notes payable, net discount	3,876,082	4,498,986
Less current portion	(3,876,082)	(4,498,986)
Long-term portion	$-	$-

A rollforward of the convertible promissory notes payable from December 31, 2020 to March 31, 2021 is below:

Convertible promissory notes payable, December 31, 2020	$4,498,986
Issued for cash	226,500
Issued for original issue discount	21,750
Conversion to common stock	(68,400)
Issuance of common stock for debt settlement	(622,767)
Debt discount related to new convertible promissory notes	(234,334)
Amortization of debt discounts	54,347
Convertible promissory notes payable, March 31, 2021	$3,876,082

On March 15, 2021, the Company entered into a note settlement agreement with an investor whereby the investor agreed to settle certain convertible notes and accrued interest for the payment of $25,000 and 75,000,000 shares of the Company’s common stock.  The Company recognized a gain on settlement of debt of $509,080 as a result of this transactions.

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS

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

	March 31,	December 31,
	2021	2020
Risk-free interest rate	0.10%	0.10%
Expected life of the options (Years)	0.01	0.01
Expected volatility	219%	189%
Expected dividend yield	0%	0%

Fair Value	$711,789	$399,204

A rollfoward of the derivative liability from December 31, 2020 to March 31, 2021 is below:

Derivative liabilities, December 31, 2020	$399,204
Relieved with debt settlement agreement	(199,624)
Change in fair value of derivative liabilities	512,209
Derivative liabilities, March 31, 2021	$711,789

NOTE 8- STOCKHOLDERS’ DEFICIT

Series B Preferred Stock

Pursuant to the Company’s Certificate of Incorporation, the Company has authorized 2,000,000 shares of $0.001 par value Preferred Stock.  The Company has designated 250,000 of the 2,000,000 shares as Series B Preferred Stock. The Series B Preferred Stock dividend is cumulative and accruing at the rate of ten percent (10%) per annum.  The dividend shall be paid in common stock of the Company at the current market price.  No dividend may be paid on common shares so long as the Series B Preferred Stock dividend is outstanding. Each Series B preferred share, valued at $10 per Series B preferred share, shall be convertible into a number of common shares at the previous average of the 5 Trading day closing price as reported by OTC Pink, equal to a value of $11.5.  The conversion right is only available when the common shares are trading at above $.006. At any time prior to the second anniversary of issuance, the Company may redeem, in whole or in part, the Series B Preferred Stock at an amount equal to 115% of purchase price on not less than thirty (30) days nor more than sixty (60) days’ written notice.

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

On October 11, 2019, the Company’s shareholders approved an increase of the Company’s authorized shares to Two Billion (2,000,000,000) Common Shares.

During the three months ended March 31, 2021, the Company issued 69,745,667 shares of common stock for convertible notes of $68,400 and accrued interest of $14,104 and issued 75,000,000 shares of common stock in connection with a note settlement agreement valued at $487,500.  The shares were valued based on the market price on the grant date.

During the three months ended March 31, 2020, the Company issued 103,447,553 shares of common stock for convertible notes of $107,000 and accrued interest of $15,200.

Option Activity

A summary of the option activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2020	48,000,000	0.03	1.79	-
Granted	-
Exercised	-
Forfeited/Canceled	(33,000,000)	0.02
Outstanding, March 31, 2021	15,000,000	0.02	1.94	-
Exercisable, March 31, 2021	15,000,000	0.02	1.94	-

The exercise price for options outstanding at March 31, 2021 is as follows:

Outstanding and Exercisable
Number of	Exercise
Options	Price
15,000,000	$0.02
15,000,000

Warrant Activity

A summary of warrant activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2020	534,758,706	0.009	1.80	32,015
Granted	35,854,978	0.006
Exercised	-
Forfeited/Canceled	(8,400,000)	0.039
Outstanding, March 31, 2021	562,213,684	0.008	1.80	914,886
Exercisable, March 31, 2021	562,213,684	0.008	1.80	914,886

The exercise price for warrants outstanding at March 31, 2021 is as follows:

Outstanding and Exercisable
Number of	Exercise
Warrants	Price
18,500,000	$0.00100
15,000,000	0.00176
11,111,111	0.00180
76,923,000	0.00190
154,423,000	0.00200
15,000,000	0.00300
25,000,000	0.00400
118,700,000	0.00500
24,545,454	0.05500
21,308,336	0.00600
7,142,857	0.00700
11,333,333	0.00750
3,500,000	0.01000
6,875,000	0.01200
52,694,593	0.05000
157,000	0.25000
562,213,684

During the three months ended March 31, 2021, the Company issued a total of 35,854,978 warrants in connection with a new convertible promissory note payable. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

•

Expected life of 2.75-5.00 years

•

Volatility of 189%;

•

Dividend yield of 0%;

•

Risk free interest rate of 0.15% - 0.89%

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On December 26, 2017, the Company entered into a settlement agreement with a prior attorney with regards to outstanding legal fees owed. Pursuant to this settlement agreement, the Company paid $25,000 on January 5, 2018, and $25,000 on February 5, 2018, and was required to pay an additional $200,000 during 2018.. On December 14, 2020, parties amended the settlement agreement to state that the Company shall pay the prior attorney Two Hundred Nineteen Thousand, Five Hundred and Seventy-Six Dollars and thirty nine cents ($219,576.39). The amount due shall be paid to the prior attorney in payments of Five Thousand Dollars per month for a period of thirty four (34) months. On January 27, 2020 the Company made a payment of $ 5000.00 and subsequently on April 12, 2020 the Company made a payment of $ 15,000.

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

NOTE 10– AGREEMENTS

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

On May 13, 2019, the Company amended the master services agreement with HCAS Technologies (the “MSA”), Under the MSA, the Company will be acquiring information technology services and management from HCAS Technologies, as well as retaining Mr. Magdiel Rodriguez to act as Chief Information Officer. Pursuant to this Amended MSA, the Company will issue a total of 30,000,000 warrants to purchase the Company’s common shares at a price of $0.005 as consideration for the services of HCAS and Mr. Rodriguez. The closing of this transaction will occur upon the approval of certain corporate actions at the 2021 annual meeting.

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

GES Investment in TrueVote Inc.

GES is developing with TrueVote, Inc. a comprehensive end-to-end, decentralized, completely digital voting system. GAHC, GES parent owns 30% of True Vote.

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

NOTE 11– SUBSEQUENT EVENTS

On April 5, 2021 the Company issued a warrant to purchase 1,667,648 shares of the Company’s common stock.  The warrants expires on April 5, 2026 and has an exercise price of $0.0051.

The Company has evaluated subsequent events through the date the financials were issued.

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

Current GES Corporate Operations

GES has developed and deployed proprietary Registration software, which was designed specifically to authenticate and register voters. This proprietary software functions as a data storage and retrieval registration system by cross-referencing eligibility status within a control voter database. In a mail ballot election, the voter’s ID barcode, QR code, or signature on the Business Reply Envelope, can be scanned and the status of that voter is identified. If the voter is not eligible to vote or another ballot for that individual has already been registered in the system, that ballot is marked VOID and removed from the count. In an in-person election, the voter provides their name for look-up in the system. If they have not voted, a signature box pops up on the screen, the voter signs an electronic signature pad and the digital signature is captured next to their name. If a voter tries to vote more than once, an alert will pop up indicating that the voter has already registered, and the voter will not receive an additional ballot. Because we account for every single ballot, the system has multiple reporting options, which include the list of valid envelopes and list of voters whose ballot was void, detailing the reason. Once the voter is authenticated, the identifiers are removed to ensure a secret vote and the ballot is scanned for tabulation.

GES developed proprietary Scanning and Tabulation election software. This software features advanced OMR/OCR/Barcode scanning and tabulation system featuring de-skewing, de-speckling and image correction. The computer hardware was designed to run without Internet or Wi-Fi access and is hard wired, ensuring complete security. The system allows for triple-auditing capabilities, which are; electronically generated tabulation results, .jpeg imaging and storage, and the original physical ballot. This advancement gives GES the ability to tabulate elections faster and more efficiently. As experts in paper/mail ballot elections, GES began deploying this system in our elections in the third quarter of 2017 and it has been operating flawlessly.

In 2020 GES developed, built and implemented a propriety online election voting solution that is compliant with Title IV of the United States Department of Labor Office of Labor-Management Standards.

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

GES encryption software uses AES 256 with a cryptographic key using a RSA elliptic curve of 4096, which is used to encrypt the communication of the client and the GES server, as well all client data hosted in the server. A six-digit security code, delivered to the voter’s email address provided by the client, must be validated by the prospective voter in order to authenticate the identity of the voter before the voter may access the ballot. After validating the voter, the voter then votes anonymously, so that the identity of the voter and the ballot cast can never be matched.

The GES voting platform verifies that the users does not use the back and forward browser button, a safe mechanism against tampering. Distributed denial of service DDoS protection tools help secure websites and applications and prevent DDoS attacks, which bombard websites with traffic traditionally delivered via “botnets" that are created by networked endpoints connected via malware. The DDoS software protection provides always-on detection and automatic inline mitigations that minimize application downtime and latency.

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

Every state has a vote by mail process right now. Voters may request an Absentee Mail Ballot from their County Board of Elections or a Vote by Mail ballot is sent. In either case, our proprietary registration and tabulation software has an immediate need. In the 2016 U.S. Presidential election, approximately 33 Million ballots were cast by mail making up about 25% of the votes. Most individuals think only of the Presidential election every four years as the Election. In reality, municipal Board of Elections throughout the U.S. are conducting elections annually for such elected positions as; Governor, Mayor, City Council, State Assembly, State Senate, Members of U.S. Congress (House every 2 years, Senate every 6) Civil and Criminal Justices, Sheriffs, School Boards, Village Trustees, etc. In short, most State and local municipal Board of Elections are in the market purchasing software and hardware every year.

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

Election Software Developers and Manufactures may also qualify by meeting individual requirements for individual States in the United States.

GES has begun undertaking the following six step benchmarks to qualify for the updated U.S. certification and is also considering individual State certifications;

Step 1 - Voting System Testing, Testing current developed systems to U.S. Federal 2.0 Standards

Step 2 - Technical Data Package Review; Reviews submitted documents against documentation requirements of outside agencies, published standards, or U.S. specifications

Step 3 - Physical Configuration Audit; Examines the documentation of the system against the actual submitted system

Step 4 - System Integration Testing; Executes tests on all components of a system configured as if the system was deployed

Step 5 - Functional Configuration Audit; Examines submitted test data and conducts additional testing to verify submitted system hardware and software described in the documents submitted to the Elections Assistance Commission and the Department of Homeland Security

Step 6 - Security Testing; Performs vulnerability assessments and penetration analysis to assess system vulnerabilities

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

Liquidity and Capital Resources

As of March 31, 2021, the Company has an accumulated deficit of $28,900,628 and a working capital deficit of $7,850,388. Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

For the three months ended March 31, 2021, the Company recorded net loss of $215,939. We recorded an amortization of debt discount of $54,347, a change in fair value of derivative liability of $509,080 and a gain on settlement of debt of $509,080. We had an increase in accounts payable and accrued expenses of $170,969 and a decrease in deferred revenue of $106,095. As a result, we had net cash used in operating activities of $(93,589) for the three months ended March 31, 2021.

For the three months ended March 31, 2021, we received $226,500 as proceeds from the issuance of convertible promissory notes payable resulting in net cash provided by financing activities of $226,500.

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

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. Our auditors for the years ended December 31, 2020 and 2019 have included a “going concern” modification in their auditors’ reports. A “going concern” modification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot presently be determined.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve our operating results.

Results of Operations for the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Revenues for the three months ended March 31, 2021 were $234,585 compared to $108,429 for the three months ended March 31, 2020, an increase of $126,156. The majority of our clients hold elections on a three year cycle.  This increase in revenues is due primarily to more elections held during the three month period in 2021 and the result of revenue from new customer.

Salaries and benefits totaled $117,712 for the three months ended March 31, 2021 compared to $117,713 for the three months ended March 31, 2020. This decrease was not significant.

Professional fees for the three months ended March 31, 2021 totaled $53,932 compared to $47,492 for the three months ended March 31, 2020, an increase of $6,440. This increase is primarily due to higher audit fees during the three months ended March 31, 2021.

For the three months ended March 31, 2021, we incurred marketing and advertising expenses of $0 compared to the $1,058 in the three months ended March 31, 2020. We incurred software development expenses of $3,852 in 2021 compared to $65,285 in 2020, we incurred printing costs of $61,634 in 2021 compared to $48,836 in 2020, and we incurred general and administrative expenses of $39,948 in 2021 compared to $157,158 in 2020. The overall decrease is due to efforts to reduce operating costs.

Total operating expenses for the three months ended March 31, 2021 were $277,078 compared to $437,542 for the three months ended March 31, 2020, a decrease of $160,464 principally due to reasons discussed above.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2021.

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of March 31, 2021 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2021. Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 26, 2017, the Company entered into a settlement agreement with a prior attorney with regards to outstanding legal fees owed. Pursuant to this settlement agreement, the Company paid $25,000 on January 5, 2018, and $25,000 on February 5, 2018, and was required to pay an additional $200,000 during 2018. On December 14, 2020, parties amended the settlement agreement to state that the Company shall pay the prior attorney Two Hundred Nineteen Thousand, Five Hundred and Seventy Six Dollars and thirty nine cents ($219,576.39). The amount due shall be paid to the prior attorney in payments of Five Thousand Dollars per month for a period of thirty four (34) months. On January 27, 2020, the Company made a payment of $ 5000.00 and subsequently on April 12, 2020 the Company made a payment of $ 15,000.

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

Item 1A.  Risk Factors

Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2021, the Company issued 69,745,667 shares of common stock for convertible notes of $68,400 and accrued interest of $14,104 and issued 75,000,000 shares of common stock in connection with a note settlement agreement.

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

GLOBAL ARENA HOLDING, INC. a Nevada corporation

Date: May 11, 2021	By:	/s/ JOHN MATTHEWS
John Matthews
Chief Executive Officer Chief Financial Officer