Form 10-Q
period 2021-06-30
Global Arena Holding, Inc.
filed 2021-08-12
CIK 1138724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Yes [  ] No [x]

As of August 9, 2021, the registrant had 1,857,705,171 outstanding shares of common stock.

GLOBAL ARENA HOLDING, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	31
Item 1A. Risk Factors	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3. Defaults Upon Senior Securities	31
Item 4. Mine Safety Disclosures	31
Item 5. Other Information	31
Item 6. Exhibits	32

Signatures	32
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

3

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$35,358	$57,422
Total current assets	35,358	57,422

Deposits for proposed acquisitions	551,150	551,150
TOTAL ASSETS	$586,508	$608,572

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$239,561	$268,255
Accrued expenses	2,959,529	2,769,791
Convertible promissory notes payable,
net of debt discount of $201,347 and $111,465	4,016,187	4,498,986
Promissory notes payable	230,000	230,000
Deferred revenue	135,000	308,223
Derivative liability	401,854	399,204
Total current liabilities	7,982,131	8,474,459

STOCKHOLDERS' DEFICIT
Global Arena Holdings, Inc.
Preferred stock, $0.001 par value; 2,000,000 shares authorized;
Series B preferred stock; 250,000 shares authorized
49,202 and 49,202 issued and outstanding	49	49
Common stock, $0.001 par value; 2,000,000,000 shares authorized;
1,857,705,171 and 1,712,958,504 shares issued and outstanding	1,857,705	1,712,959
Additional paid-in capital	19,772,681	19,128,836
Accumulated deficit	(29,003,016)	(28,684,689)
Total Global Arena Holdings, Inc. stockholders’ deficit	(7,372,581)	(7,842,845)
Noncontrolling interest	(23,042)	(23,042)
Total stockholders’ deficit	(7,395,623)	(7,865,887)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$586,508	$608,572

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

4

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenues:
Services	$350,676	$232,237	$585,261	$340,666

Operating expenses:
Salaries and benefits	117,713	395,433	235,425	513,146
Marketing and advertising	-	1,058	-	2,116
Software development	17,877	5,382	21,729	70,667
Professional fees	168,669	46,080	222,601	93,572
General and administrative	158,978	37,406	198,926	194,564
Printing	80,455	76,779	142,089	125,615
Total operating expenses	543,692	562,138	820,770	999,680

Loss from operations	(193,016)	(329,901)	(235,509)	(659,014)

Other expenses:
Interest expense and financing costs	(219,307)	(236,239)	(389,624)	(479,453)
Change in fair value of derivative liability	309,935	(757,038)	(202,274)	(660,060)
Gain on settlement of debt	-	-	509,080	-
Total other expenses	90,628	(993,277)	(82,818)	(1,139,513)

Income (loss) before provision for taxes	(102,388)	(1,323,178)	(318,327)	(1,798,527)

Provision for income taxes	-	-	-	-

Net loss	(102,388)	(1,323,178)	(318,327)	(1,798,527)

Net loss attributed to noncontrolling interest	-	-	-	(23,042)

Net loss attributed to Global Arena Holding, Inc.	$(102,388)	$(1,323,178)	$(318,327)	$(1,775,485)

Weighted average shares outstanding - basic and diluted	1,857,705,171	1,289,454,005	1,804,866,276	1,157,725,334

Earnings (loss) per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Global Stockholders'	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance, December 31, 2020	49,202	$49	1,712,958,504	$1,712,959	$19,128,836	$(28,684,689)	$(7,842,845)	$(23,042)	$(7,865,887)
Issuance of common stock for convertible debt and accrued interest			69,746,667	69,746	12,758		82,504		82,504
Issuance of common stock for debt settlement			75,000,000	75,000	412,500		487,500		487,500
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt					212,584		212,584		212,584
Net loss						(215,939)	(215,939)		(215,939)
Balance, March 31, 2021	49,202	49	1,857,705,171	1,857,705	19,766,678	(28,900,628)	(7,276,196)	(23,042)	(7,299,238)
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt					6,003		6,003		6,003
Net loss						(102,388)	(102,388)		(102,388)
Balance, June 30, 2021	49,202	$49	1,857,605,171	$1,857,705	$19,772,681	$(29,003,016)	$(7,372,581)	$(23,042)	$(7,395,623)

6

                                                                           GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (continued_

	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Global Stockholders'	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance, December 31, 2019	60,000	$60	985,359,957	$985,540	$18,524,842	$(26,961,606)	$(7,451,164)	$-	$(7,451,164)
Issuance of common stock for convertible debt and accrued interest			103,447,553	103,448	18,752		122,200		122,200
Fair value of stock options issued for Series B Preferred Stock	(10,798)	(11)	36,519,609	36,519	(36,508)		-		-
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt					145,481		145,481		145,481
Net loss						(452,307)	(452,307)	(23,042)	(475,349)
Balance, March 31, 2020	49,202	49	1,125,327,119	1,125,507	18,652,567	(27,413,913)	(7,635,790)	(23,042)	(7,658,832)

Issuance of common stock for convertible debt and accrued interest			766,666,666	76,667	40,333		117,000		117,000
Issuance of common stock for services			163,365,384	163,365	114,356		277,721		277,721
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt					21,944		21,944		21,944
Net loss						(1,323,178)	(1,323,178)		(1,323,178)
Balance, June 30, 2020	49,202	$49	1,365,259,169	$1,365,539	$18,829,200	$(28,737,091)	$(8,542,303)	$(23,042)	$(8,565,345)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

7

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(328,327)	$(1,798,527)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization of debt discount	150,455	198,330
Change in fair value of derivative liability	202,274	660,060
Gain on settlement of debt	(509,080)	—
Common stock issued for services	—	277,721
Change in assets and liabilities:
Deferred revenue	(173,223)	7,400
Accounts payable	(28,694)	(5,827)
Accrued expenses	378,031	413,961
Net cash used in operating activities	(298,564)	(246,882)

FINANCING ACTIVITIES:
Proceeds from convertible promissory notes payable	276,500	290,000
Repayment of convertible promissory notes payable	—	(32,500)
Net cash used in financing activities	276,500	257,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,064)	10,618

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	57,422	17,502

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$35,358	$28,120

CASH PAID FOR:
Interest	$-	$10,100
Income taxes	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Allocated value of warrants and beneficial conversion features related to debt	$218,587	$167,425
Debt converted to common stock	$82,504	$239,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

8

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

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
9

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

On June 15, 2019, GES entered into a Term Sheet to create a joint venture with TrueVote, Inc. TrueVote, Inc. is building a comprehensive end-to-end, de-centralized, completely digital voting system. This will be based on traditional, proven database methodologies, and layered with a "checksum" that's posted on the Blockchain, proving all data is immutable and unalterable. This design will ensure that every vote is transparently counted and verifiable. The Company is currently renegotiating this contract. Under the terms of the current agreement, GES will invest $50,000 into a 24 Month Debenture and issue a three year warrant exercisable at $0.01 for 4,500,000 common shares of Global Arena Holding Inc., (“GAHC”). GAHC will receive three million (3,000,000) common shares of TrueVote, representing 30% of TrueVote Inc. TrueVote, Inc. is building a comprehensive end-to-end, de-centralized, completely digital voting system. This will be based on traditional, proven database methodologies, and layered with a "checksum" that's posted on the Blockchain, proving all data is immutable and unalterable. This design will ensure that every vote is transparently counted and verifiable. Upon the closing of the agreement, GES will have invested $50,000 into a 24 Month Debenture and will have issued a three year warrant exercisable at $0.01 for 4,500,000 common shares of the Company, and the Company will receive three 3,000,000 common shares of TrueVote Inc. as part of the joint venture between the companies. The Company, on December 17, 2019 paid $40,000 to True Vote. Company will pay an additional $10,000 and a three year warrant exercisable at $0.01 for 4,500,000 common shares of the Company, in the 1st quarter of 2021. The closing of this transaction will occur upon the approval of certain corporate actions at the 2021 annual meeting.

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

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the financial condition of the Company and its operating results for the respective periods. The condensed consolidated balance sheet at December 31, 2020 has been derived from the Company's audited consolidated financial statements. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission. The results for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company has generated recurring losses from operations and cash flow deficits from its operations since inception and has had to continually borrow to continue operating. In addition, certain of the Company’s debt is in default as of June 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations. The Company continues to raise funds from the issuance of additional convertible promissory note. Management is hopeful that with their ability to raise additional funds that the Company should be able to continue as a going concern.
10

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

	June 30,
	2021	2020
Options	15,000,000	48,000,000
Warrants	38,354,978	480,955,926
Convertible notes	1,298,998,907	1,748,036,416
Total	1,352,353,885	2,276,992,342
11

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

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of June 30, 2021 and December 31, 2020.

	Fair Value	Fair Value Measurements at
	As of	June 30, 2021
Description	June 30, 2021	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$401,854	$—	$401,854	$—

Total	$401,854	$—	$401,854	$—

	Fair Value	Fair Value Measurements at
	As of	December 31, 2020
Description	December 31, 2020	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$399,204	$—	$399,204	$—

Total	$399,204	$—	$399,204	$—

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
14

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

On June 15, 2019, GES entered into a Term Sheet to create a joint venture with TrueVote, Inc. TrueVote, Inc. is building a comprehensive end-to-end, de-centralized, completely digital voting system. This will be based on traditional, proven database methodologies, and layered with a "checksum" that's posted on the Blockchain, proving all data is immutable and unalterable. This design will ensure that every vote is transparently counted and verifiable. The Company is currently renegotiating this contract. Under the terms of the current agreement, GES will invest $50,000 into a 24 Month Debenture and issue a three year warrant exercisable at $0.01 for 4,500,000 common shares of Global Arena Holding Inc., (“GAHC”). GAHC will receive three million (3,000,000) common shares of TrueVote, representing 30% of TrueVote Inc. TrueVote, Inc. is building a comprehensive end-to-end, de-centralized, completely digital voting system. This will be based on traditional, proven database methodologies, and layered with a "checksum" that's posted on the Blockchain, proving all data is immutable and unalterable. This design will ensure that every vote is transparently counted and verifiable. Upon the closing of the agreement, GES will have invested $50,000 into a 24 Month Debenture and will have issued a three year warrant exercisable at $0.01 for 4,500,000 common shares of the Company, and the Company will receive three 3,000,000 common shares of TrueVote Inc. as part of the joint venture between the companies. The Company, on December 17, 2019 paid $40,000 to True Vote. Company will pay an additional $10,000 and a three year warrant exercisable at $0.01 for 4,500,000 common shares of the Company, in the 1st quarter of 2021. The closing of this transaction will occur upon the approval of certain corporate actions at the 2021 annual meeting.

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

NOTE 4– ACCRUED EXPENSES

Accrued expenses at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30,	December 31,
	2021	2020
Accrued interest	$2,143,010	$2,117,134
Accrued compensation	754,781	615,919
Other accrued expenses	61,738	36,738
	$2,959,529	$2,769,791

NOTE 5 - PROMISSORY NOTES PAYABLE

In March 2014, the Company issued two promissory notes for a total of $230,000. The interest rate is the short-term applicable federal rate as determined by the Internal Revenue Service for the calendar month plus 10%. These two promissory notes are due on December 31, 2021, as amended. The outstanding balance was $230,000 and $230,000 as of June 30, 2021 and December 31, 2020, respectively.

NOTE 6 - CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes payable at June 30, 2021 and December 31, 2020 consist of the following:

	June 30,	December 31,
	2021	2020
Convertible promissory notes with interest rates ranging from 10% to 12% per annum, convertible into common shares at a fixed price ranging from $0.001 to $0.03 per share. Maturity dates through March 2022, as amended. ($107,500 in default)	$2,987,250	$3,222,400
Convertible promissory notes with interest rates ranging from 10% to 12% per annum, convertible into common shares at prices equal to 60% discount from the lowest trade price in the 20-25 trading days prior to conversion (as of June 30, 2021 the conversion price would be $0.001 per share). Maturity dates through December 31, 2021, as amended.	200,784	408,551
Convertible promissory notes with interest at 12% per annum, convertible into common shares of GES. The maturity dates through December 31, 2021, as amended. ($177,500 in default)	1,029,500	979,500
Total convertible promissory notes payable	4,217,534	4,610,451
Unamortized debt discount	(201,347)	(111,465)
Convertible promissory notes payable, net discount	4,016,187	4,498,986
Less current portion	(4,016,187)	(4,498,986)
Long-term portion	$-	$-

A rollforward of the convertible promissory notes payable from December 31, 2020 to June 30, 2021 is below:

Convertible promissory notes payable, December 31, 2020	$4,498,986
Issued for cash	276,500
Issued for original issue discount	21,750
Conversion to common stock	(68,400)
Issuance of common stock for debt settlement	(622,767)
Debt discount related to new convertible promissory notes	(240,337)
Amortization of debt discounts	150,455
Convertible promissory notes payable, June 30, 2021	$4,016,187

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

	June 30,	December 31,
	2021	2020
Risk-free interest rate	0.10%	0.10%
Expected life of the options (Years)	0.01	0.01
Expected volatility	160%	189%
Expected dividend yield	0%	0%

Fair Value	$401,854	$399,204

A rollfoward of the derivative liability from December 31, 2020 to June 30, 2021 is below:

Derivative liabilities, December 31, 2020	$399,204
Relieved with debt settlement agreement	(199,624)
Change in fair value of derivative liabilities	202,274
Derivative liabilities, June 30, 2021	$401,854

NOTE 8 - STOCKHOLDERS’ DEFICIT

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

On October 11, 2019, the Company’s shareholders approved an increase of the Company’s authorized shares to Two Billion (2,000,000,000) Common Shares.

During the six months ended June 30, 2021, the Company issued 69,745,667 shares of common stock for convertible notes of $68,400 and accrued interest of $14,104 and issued 75,000,000 shares of common stock in connection with a note settlement agreement valued at $487,500.  The shares were valued based on the market price on the grant date.

During the six months ended June 30, 2020, the Company issued 103,447,553 shares of common stock for convertible notes of $107,000 and accrued interest of $15,200.

Option Activity

A summary of the option activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2020	48,000,000	0.03	1.79	-
Granted	-
Exercised	-
Forfeited/Canceled	(33,000,000)	0.02
Outstanding, June 30, 2021	15,000,000	0.02	1.44	-
Exercisable, June 30, 2021	15,000,000	0.02	1.44	-

The exercise price for options outstanding at June 30, 2021 is as follows:

Outstanding and Exercisable
Number of	Exercise
Options	Price
15,000,000	$0.02
15,000,000

Warrant Activity

A summary of warrant activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2020	534,758,706	0.009	1.80	32,015
Granted	38,354,978	0.006
Exercised	-
Forfeited/Canceled	(15,275,000)	0.039
Outstanding, June 30, 2021	557,838,684	0.008	1.80	914,886
Exercisable, June 30, 2021	557,838,684	0.008	1.80	914,886

The exercise price for warrants outstanding at June 30, 2021 is as follows:

Outstanding and Exercisable
Number of	Exercise
Warrants	Price
18,500,000	$0.00100
15,000,000	0.00176
11,111,111	0.00180
76,923,000	0.00190
154,423,000	0.00200
17,500,000	0.00300
25,000,000	0.00400
118,700,000	0.00500
24,545,454	0.05500
21,308,336	0.00600
7,142,857	0.00700
11,333,333	0.00750
3,500,000	0.01000
52,694,593	0.05000
157,000	0.25000
557,838,684

During the six months ended June 30, 2021, the Company issued a total of 38,354,978 warrants in connection with a new convertible promissory note payable. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

•    Expected life of 2.00-5.00 years

•    Volatility of 189-218%;

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

Management intends to enter into a master services agreement with HCAS Technologies (the “MSA”). Under the MSA, the Company will be acquiring information technology services and management from HCAS Technologies, as well as hiring Mr. Magdiel Rodriguez to act as Chief Information Officer. Magdiel Rodriguez has over 25 years’ experience in the areas of Information Security, Enterprise Risk Management and Compliance, Information Technology and Operations including 21 years with Visa Inc. where he performed as Senior Business Leader of Information Security. Magdiel has extensive experience in a broad range of areas related to Information Security, Network Engineering, and Enterprise Governance, Risk and Compliance and Payment networks within the financial industry. As such, the increase in authorized capital stock is necessary to ensure that enough common shares are available to issue under these agreements.  Pursuant to an Amended MSA signed on May 13, 2019, the Company will issue a total of 30,000,000 warrants to purchase the Company’s common shares at a price of $0.005 as consideration for the services of HCAS and Mr. Rodriquez. The closing of this transaction will occur upon the approval of certain corporate actions at the 2021 annual meeting.

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

GES Investment in TrueVote Inc.

On June 15, 2019, GES entered into a Term Sheet to create a joint venture with TrueVote, Inc. TrueVote, Inc. is building a comprehensive end-to-end, de-centralized, completely digital voting system. This will be based on traditional, proven database methodologies, and layered with a "checksum" that's posted on the Blockchain, proving all data is immutable and unalterable. This design will ensure that every vote is transparently counted and verifiable. The Company is currently renegotiating this contract. Under the terms of the current agreement, GES will invest $50,000 into a 24 Month Debenture and issue a three year warrant exercisable at $0.01 for 4,500,000 common shares of Global Arena Holding Inc., (“GAHC”). GAHC will receive three million (3,000,000) common shares of TrueVote, representing 30% of TrueVote Inc. TrueVote, Inc. is building a comprehensive end-to-end, de-centralized, completely digital voting system. This will be based on traditional, proven database methodologies, and layered with a "checksum" that's posted on the Blockchain, proving all data is immutable and unalterable. This design will ensure that every vote is transparently counted and verifiable. Upon the closing of the agreement, GES will have invested $50,000 into a 24 Month Debenture and will have issued a three year warrant exercisable at $0.01 for 4,500,000 common shares of the Company, and the Company will receive three 3,000,000 common shares of TrueVote Inc. as part of the joint venture between the companies. The Company, on December 17, 2019 paid $40,000 to True Vote. Company will pay an additional $10,000 and a three year warrant exercisable at $0.01 for 4,500,000 common shares of the Company, in the 1st quarter of 2021. The closing of this transaction will occur upon the approval of certain corporate actions at the 2021 annual meeting.

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

The Company has issued $65,000 in convertible notes subsequent to June 30, 2021.

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

Liquidity and Capital Resources

As of June 30, 2021, the Company has an accumulated deficit of $29,003,016 and a working capital deficit of $7,946,573. Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

For the six months ended June 30, 2021, the Company recorded net loss of $318,327. We recorded an amortization of debt discount of $150,455, a change in fair value of derivative liability of $202,274 and a gain on settlement of debt of $509,080. We had a decrease in accounts payable and accrued expenses of $28,694 and a decrease in deferred revenue of $173,223. We also had an increase in accrued expenses of 378,031. As a result, we had net cash used in operating activities of $(298,564) for the six months ended June 30, 2021.

For the six months ended June 30, 2021, we received $276,500 as proceeds from the issuance of convertible promissory notes payable resulting in net cash provided by financing activities of $276,500.

As of June 30, 2020, the Company has an accumulated deficit of $28,684,689 and a working capital deficit of $8,417,037. Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

For the six months ended June 30, 2020, the Company recorded a net loss of $1,798,527. We recorded an amortization of debt discount of $198,330. We recorded a gain from the change in fair value of derivative liability of $660,060.

We had common stock issued for services of $277,721. We had an increase in accounts payable of $5,827, a decrease in accrued expenses of $413,961 and a decrease in deferred revenue of $7,400. As a result, we had net cash used in operating activities of $246,882 for the six months ended June 30, 2020.

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

Results of Operations for the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Revenues for the three months ended June 30, 2021 were $350,676 compared to $232,237 for the three months ended June 30, 2020, an increase of $118,439. The majority of our clients hold elections on a three year cycle. This increase in revenues is due primarily to more elections held during the three month period in 2021 and the result of revenue from new customer.

Salaries and benefits totaled $117,713 for the three months ended June 30, 2021 compared to $395,433 for the three months ended June 30, 2020. This decrease was due to stock-based compensation in 2020. There was no stock-based compensation in 2021.

Professional fees for the three months ended June 30, 2021 totaled $168,669 compared to $46,080 for the three months ended June, 2020, an increase of $122,589. This increase is primarily due to higher audit fees during the three months ended June 30, 2021.

For the three months ended June 30, 2021, we incurred marketing and advertising expenses of $0 compared to the $1,058 in the three months ended June 30, 2020. We incurred software development expenses of $17,877 in 2021 compared to $5,382 in 2020, we incurred printing costs of $80,455 in 2021 compared to $76,779 in 2020, and we incurred general and administrative expenses of $158,978 in 2021 compared to $37,406 in 2020. The increase in general and administrative expenses was mainly due to increase in costs due to the increase in revenue.

Total operating expenses for the three months ended June 30, 2021 were $543,692 compared to $562,138 for the three months ended June 30, 2020, a decrease of $18,446 principally due to reasons discussed above.

Results of Operations for the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Revenues for the six months ended June 30, 2021 were $585,261 compared to $340,666 for the six months ended June 30, 2021 increase of $244,595. The majority of our clients hold elections on a three year cycle. This increase in revenues is due primarily to more elections held during the six month period in 2021 and the result of revenue from new customer.

Salaries and benefits totaled $234,425 for the six months ended June 30, 2021 compared to $513,146 for the six months ended June 30, 2020. This decrease was due to stock-based compensation in 2020. There was no stock-based compensation in 2021.

Professional fees for the six months ended June 30, 2021 totaled $222,601 compared to $93,572 for the six months ended June 30, 2020, an increase of $129,029. This increase is primarily due to higher audit fees during the six months ended June 30, 2021

For the six months ended June 30, 2021, we incurred marketing and advertising expenses of $0 compared to the $2,116 in the six months ended June 30, 2020. We incurred software development expenses of $21,729 in 2021 compared to $70,667 in 2020, we incurred printing costs of $142,089 in 2021 compared to $125,615 in 2020, and we incurred general and administrative expenses of $198,926 in 2021 compared to $194,564 in 2020. The increase in general and administrative expenses was primarily due to increase in costs due to the increase in revenue.

Total operating expenses for the six months ended June 30, 2021 were $820,770 compared to $999,680 for the six months ended June 30, 2020, a decrease of $160,464 principally due to reasons discussed above.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2021.

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of June 30, 2021 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2021. Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

GLOBAL ARENA HOLDING, INC. a Nevada corporation

Date: August 11, 2021	By:	/s/JOHN MATTHEWS
John Matthews
Chief Executive Officer Chief Financial Officer

