Form 10-Q
period 2021-09-30
Global Arena Holding, Inc.
filed 2021-11-16
CIK 1138724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

OR

[ ]	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes [  ] No [x]

As of November 12, 2021, the registrant had 1,922,857,820 outstanding shares of common stock.

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$14,356	$57,422
Total current assets	14,356	57,422

Deposits for proposed acquisitions	551,150	551,150
TOTAL ASSETS	$565,506	$608,572

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$239,561	$268,255
Accrued expenses	3,160,904	2,769,791
Convertible promissory notes payable,
net of debt discount of $169,309 and $111,465	4,141,725	4,498,986
Promissory notes payable	230,000	230,000
Deferred revenue	184,795	308,223
Derivative liability	252,326	399,204
Total current liabilities	8,209,311	8,474,459

STOCKHOLDERS' DEFICIT
Global Arena Holdings, Inc.
Preferred stock, $0.001 par value; 2,000,000 shares authorized;
Series B preferred stock; 250,000 shares authorized
49,202 and 49,202 issued and outstanding	49	49
Common stock, $0.001 par value; 2,000,000,000 shares authorized;
1,872,810,065 and 1,712,958,504 shares issued and outstanding	1,872,810	1,712,959
Additional paid-in capital	19,827,912	19,128,836
Accumulated deficit	(29,321,534)	(28,684,689)
Total Global Arena Holdings, Inc. stockholders’ deficit	(7,620,763)	(7,842,845)
Noncontrolling interest	(23,042)	(23,042)
Total stockholders’ deficit	(7,643,805)	(7,865,887)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$565,506	$608,572

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues:
Services	$189,728	$136,035	$774,989	$476,701

Operating expenses:
Salaries and benefits	121,694	117,712	357,119	630,858
Marketing and advertising	3,429	-	3,429	2,116
Software development	14,400	46,887	36,129	117,554
Professional fees	41,118	170,854	263,719	264,426
General and administrative	120,562	48,997	319,488	243,561
Printing	119,906	65,159	261,995	190,774
Total operating expenses	421,109	449,609	1,241,879	1,449,289

Loss from operations	(231,381)	(313,574)	(466,890)	(972,588)

Other expenses:
Interest expense and financing costs	(236,665)	(259,810)	(626,289)	(739,263)
Change in fair value of derivative liability	149,528	635,185	(52,746)	(24,875)
Gain on settlement of debt	-	-	509,080	-
Total other expenses	(87,137)	375,375	(169,955)	(764,138)

Income (loss) before provision for taxes	(318,518)	61,801	(636,845)	(1,736,726)

Provision for income taxes	-	-	-	-

Net loss	(318,518)	61,801	(636,845)	(1,736,726)

Net loss attributed to noncontrolling interest	-	-	-	(23,042)

Net loss attributed to Global Arena Holding, Inc.	$(318,518)	$61,801	$(636,845)	$(1,713,684)

Weighted average shares outstanding - basic and diluted	1,859,839,558	1,475,980,568	1,823,392,071	1,264,584,756

Earnings (loss) per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(unaudited)

	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Global Stockholders'	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance, December 31, 2020	49,202	$49	1,712,958,504	$1,712,959	$19,128,836	$(28,684,689)	$(7,842,845)	$(23,042)	$(7,865,887)
Issuance of common stock for convertible debt and accrued interest			69,746,667	69,746	12,758		82,504		82,504
Issuance of common stock for debt settlement			75,000,000	75,000	412,500		487,500		487,500
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt					212,584		212,584		212,584
Net loss						(215,939)	(215,939)	-	(215,939)
Balance, March 31, 2021	49,202	49	1,857,705,171	1,857,705	19,766,678	(28,900,628)	(7,276,196)	(23,042)	(7,299,238)
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt					6,003		6,003		6,003
Net loss						(102,388)	(102,388)		(102,388)
Balance, June 30, 2021	49,202	49	1,857,705,171	1,857,705	19,772,681	(29,003,016)	(7,372,581)	(23,042)	(7,395,623)

Cashless exercise of warrants			15,104,894	15,105	(15,105)				-
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt					70,336		70,336		70,336
Net loss						(318,518)	(318,518)	-	(318,518)
Balance, September 30, 2021	49,202	$49	1,872,810,065	$1,872,810	$19,827,912	$29,321,534	$(7,620,763)	$(23,042)	$(7,643,805)

 GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (continued)

	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Global Stockholders'	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance, December 31, 2019	60,000	$60	985,539,957	$985,540	$18,524,842	$(26,961,606)	$(7,451,164)	$-	$(7,451,164)
Issuance of common stock for convertible debt and accrued interest			103,447,553	103,448	18,752		122,200		122,200
Issuance of common stock for Series B Preferred Stock	(10,798)	(11)	36,519,609	36,519	(36,508)		-		-
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt					145,481		145,481		145,481
Net loss						(452,307)	(452,307)	(23,042)	(475,349)
Balance, March 31, 2020	49,202	$49	1,125,507,119	1,125,507	18,652,567	(27,413,913)	(7,635,790)	(23,042)	(7,658,832)

Issuance of common stock for convertible debt and accrued interest			766,666,666	76,667	40,333		117,000		117,000
Issuance of common stock for services			163,365,384	163,365	114,356		277,721		277,721
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt					21,944		21,944		21,944
Net loss						(1,323,178)	(1,323,178)	-	(1,323,178)
Balance, June 30, 2020	49,202	49	1,365,539,169	1,365,539	18,829,200	(28,737,091)	(8,542,303)	(23,042)	(8,565,345)

Issuance of common stock for convertible debt and accrued interest			162,859,335	162,860	81,220		244,080		244,080
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt					96,209		96,209		96,209
Net loss						61,801	61,801	-	61,801
Balance, September 30, 2020	49,202	$49	1,528,398,504	$1,528,399	$19,006,629	$(28,675,290)	$(8,140,213)	$(23,042)	$(8,163,255)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(636,845)	$(1,736,726)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization of debt discount	261,329	303,081
Change in fair value of derivative liability	52,746	24,875
Gain on settlement of debt	(509,080)	-
Common stock issued for services	-	277,721
Change in assets and liabilities:
Deferred revenue	(123,428)	229,865
Accounts payable	(28,694)	(12,986)
Accrued expenses	579,406	599,401
Net cash used in operating activities	(404,566)	(314,769)

INVESTING ACTIVITIES:
Payment of deposit for acquisition	-	(5,000)
Net cash used in investing activities	-	(5,000)

FINANCING ACTIVITIES:
Proceeds from convertible promissory notes payable	386,500	392,500
Repayment of convertible promissory notes payable	(25,000)	(62,500)
Net cash provided by financing activities	361,500	330,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(43,066)	10,231

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	57,422	17,502

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$14,356	$27,733

CASH PAID FOR:
Interest	$-	$10,100
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Allocated value of warrants and beneficial conversion features related to debt	$218,587	$263,634
Debt converted to common stock	$82,504	$483,280

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

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the financial condition of the Company and its operating results for the respective periods. The condensed consolidated balance sheet at December 31, 2020 has been derived from the Company's audited consolidated financial statements. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission. The results for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company has generated recurring losses from operations and cash flow deficits from its operations since inception and has had to continually borrow to continue operating. In addition, certain of the Company’s debt is in default as of September 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations. The Company continues to raise funds from the issuance of additional convertible promissory note. Management is hopeful that with their ability to raise additional funds that the Company should be able to continue as a going concern.

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

	September 30,
	2021	2020
Options	15,000,000	48,000,000
Warrants	498,959,897	520,450,370
Convertible notes	1,298,998,907	1,014,134,715
Total	1,812,958,804	1,582,585,085

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

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of September 30, 2021 and December 31, 2020.

	Fair Value	Fair Value Measurements at
	As of	September 30, 2021
Description	September 30, 2021	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$252,326	$-	$252,326	$-

Total	$252,326	$-	$252,326	$-

	Fair Value	Fair Value Measurements at
	As of	December 31, 2020
Description	December 31, 2020	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$399,204	$-	$399,204	$-

Total	$399,204	$-	$399,204	$-

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

Upon the closing of the agreement, GES will have invested $50,000 into a 24 Month Debenture and will have issued a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company, and the Company will receive 3,000,000 common shares of TrueVote Inc. as part of the joint venture between the companies. The Company on December 17, 2019 paid $40,000 to True Vote. The Company will pay an additional $10,000 and a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company. The closing of this transaction will occur upon the approval of certain corporate actions at the 2021 annual meeting.

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

NOTE 4– ACCRUED EXPENSES

Accrued expenses at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30,	December 31,
	2021	2020
Accrued interest	$2,268,801	$2,117,134
Accrued compensation	830,363	615,919
Other accrued expenses	61,740	36,738
	$3,160,904	$2,769,791

NOTE 5 - PROMISSORY NOTES PAYABLE

In March 2014, the Company issued two promissory notes for a total of $230,000. The interest rate is the short-term applicable federal rate as determined by the Internal Revenue Service for the calendar month plus 10%. These two promissory notes are due on December 31, 2021, as amended. The outstanding balance was $230,000 and $230,000 as of September 30, 2021 and December 31, 2020, respectively.

NOTE 6 - CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes payable at September 30, 2021 and December 31, 2020 consist of the following:

	September 30,	December 31,
	2021	2020
Convertible promissory notes with interest rates ranging from 10% to 12% per annum, convertible into common shares at a fixed price ranging from $0.001 to $0.03 per share. Maturity dates through August 2022, as amended. ($197,500 in default)	$3,012,250	$3,222,400
Convertible promissory notes with interest rates ranging from 10% to 12% per annum, convertible into common shares at prices equal to 60% discount from the lowest trade price in the 20-25 trading days prior to conversion (as of June 30, 2021 the conversion price would be $0.001 per share). Maturity dates through December 31, 2021, as amended. (25,000 in default)	200,784	408,551
Convertible promissory notes with interest at 12% per annum, convertible into common shares of GES. The maturity dates through December 31, 2021, as amended. ($285,500 in default)	1,098,000	979,500
Total convertible promissory notes payable	4,311,034	4,610,451
Unamortized debt discount	(169,309)	(111,465)
Convertible promissory notes payable, net discount	4,141,725	4,498,986
Less current portion	(4,141,725)	(4,498,986)
Long-term portion	$-	$-

A rollforward of the convertible promissory notes payable from December 31, 2020 to September 30, 2021 is below:

Convertible promissory notes payable, December 31, 2020	$4,498,986
Issued for cash	386,500
Issued for original issue discount	30,250
Repayment for cash	(25,000)
Conversion to common stock	(68,400)
Issuance of common stock for debt settlement	(622,767)
Debt discount related to new convertible promissory notes	(319,173)
Amortization of debt discounts	261,329
Convertible promissory notes payable, September 30, 2021	$4,141,725

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

	September 30,	December 31,
	2021	2020
Risk-free interest rate	0.10%	0.10%
Expected life of the options (Years)	0.01	0.01
Expected volatility	157%	189%
Expected dividend yield	0%	0%

Fair Value	$252,326	$399,204

A rollfoward of the derivative liability from December 31, 2020 to September 30, 2021 is below:

Derivative liabilities, December 31, 2020	$399,204
Relieved with debt settlement agreement	(199,624)
Change in fair value of derivative liabilities	52,746
Derivative liabilities, September 30, 2021	$252,326

NOTE 8 - STOCKHOLDERS’ DEFICIT

Series B Preferred Stock

Pursuant to the Company’s Certificate of Incorporation, the Company has authorized 2,000,000 shares of $0.001 par value Preferred Stock.  The Company has designated 250,000 of the 2,000,000 shares as Series B Preferred Stock. The Series B Preferred Stock dividend is cumulative and accruing at the rate of ten percent (10%) per annum. The dividend shall be paid in common stock of the Company at the current market price. No dividend may be paid on common shares so long as the Series B Preferred Stock dividend is outstanding. Each Series B preferred share, valued at $10 per Series B preferred share, shall be convertible into a number of common shares at the previous average of the five Trading day closing price as reported by OTC Pink, equal to a value of $11.5. The conversion right is only available when the common shares are trading at above $.006. At any time prior to the second anniversary of issuance, the Company may redeem, in whole or in part, the Series B Preferred Stock at an amount equal to 115% of purchase price on not less than thirty (30) days nor more than sixty (60) days’ written notice.

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

On October 11, 2019, the Company’s shareholders approved an increase of the Company’s authorized shares to Two Billion (2,000,000,000) Common Shares.

During the nine months ended September 30, 2021, the Company issued 69,745,667 shares of common stock for convertible notes of $68,400 and accrued interest of $14,104 and issued 75,000,000 shares of common stock in connection with a note settlement agreement valued at $487,500.  The shares were valued based on the market price on the grant date.  In addition, the Company issued 15,104,894 for the cashless exercise of 24,545,454 warrants.

During the nine months ended September 30, 2020, the Company issued 342,973,554 shares of common stock for convertible notes of $453,000 and accrued interest of $30,280 and issued 163,365,384 shares of common stock for services rendered valued at $277,721.  The shares were valued based on the market price on the grant date.

Option Activity

A summary of the option activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2020	48,000,000	0.03	1.79	-
Granted	-
Exercised	-
Forfeited/Canceled	(33,000,000)	0.02
Outstanding, September 30, 2021	15,000,000	0.02	1.19	-
Exercisable, September 30, 2021	15,000,000	0.02	1.19	-

The exercise price for options outstanding at September 30, 2021 is as follows:

Outstanding and Exercisable
Number of	Exercise
Options	Price
15,000,000	$0.02
15,000,000

Warrant Activity

A summary of warrant activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2020	534,758,706	0.009	1.80	32,015
Granted	58,354,978	0.005
Exercised	(24,545,454)	0.005
Forfeited/Canceled	(69,608,333)	0.010
Outstanding, September 30, 2021	498,959,897	0.008	1.34	114,802
Exercisable, September 30, 2021	498,959,897	0.008	1.34	114,802

The exercise price for warrants outstanding at September 30, 2021 is as follows:

Outstanding and Exercisable
Number of	Exercise
Warrants	Price
18,500,000	$0.00100
15,000,000	0.00176
11,111,111	0.00180
76,923,000	0.00190
154,423,000	0.00200
37,500,000	0.00300
25,000,000	0.00400
79,200,000	0.00500
21,308,336	0.00600
7,142,857	0.00700
52,694,593	0.05000
157,000	0.25000
498,959,897

During the nine months ended September 30, 2021, the Company issued a total of 58,354,978 warrants in connection with a new convertible promissory note payable. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

•    Expected life of 2.00-5.00 years

•    Volatility of 160-218%;

•    Dividend yield of 0%;

•    Risk free interest rate of 0.15% - 0.89%

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On December 26, 2017, the Company entered into a settlement agreement with a prior attorney with regards to outstanding legal fees owed. Pursuant to this settlement agreement, the Company paid $25,000 on January 5, 2018, and $25,000 on February 5, 2018, and was required to pay an additional $200,000 during 2018.. On December 14, 2020, parties amended the settlement agreement to state that the Company shall pay the prior attorney Two Hundred Nineteen Thousand, Five Hundred and Seventy-Six Dollars and thirty nine cents ($219,576.39). The amount due shall be paid to the prior attorney in payments of Five Thousand Dollars per month for a period of thirty four (34) months. On January 27, 2020 the Company made a payment of $ 5,000, on April 12, 2020 the Company made a payment of $15,000 and on August 6, 2021, the Company made a payment of $5,000.

On October 16, 2020, the Company’s subsidiary, Tidewater Energy Group Corp. was named as a defendant in a lawsuit filed in District Court in and For Tulsa County, State of Oklahoma, CJ-2020-3172. On January 13, 2021 the plaintiffs added the Company to the lawsuit. The plaintiffs are seeking damages, disgorgement and specific performance relief relating to a Purchase and Sale Agreement to purchase all of the membership interests in Foster Energy. The Company has obtained counsel to dispute the charges.  On March 18, 2021, the Company filed a motion to dismiss and brief in support.  The Company asserted that the plaintiffs’ claims are entirely without merit as the Company was not a party to the Purchase and Sale Agreement or the related non-disclosure agreement. Tidewater concurrently filed a motion to dismiss based on legal remedies available to Tidewater. The litigation is ongoing

NOTE 10– AGREEMENTS

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

Subsequent to September 30, 2021, the Company has issued a convertible note for $140,000 and issued 50,047,755 shares of common stock for the conversion of a convertible note.

On November 5, 2021 the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Delaware. The amendment increased the authorized shares of Common Stock to 4,000,000,000.

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

GES encryption software uses AES 256 with a cryptographic key using an RSA elliptic curve of 4096, which is used to encrypt the communication of the client and the GES server, as well all client data hosted in the server. A six-digit security code, delivered to the voter’s email address provided by the client, must be validated by the prospective voter in order to authenticate the identity of the voter before the voter may access the ballot. After validating the voter, the voter then votes anonymously, so that the identity of the voter and the ballot cast can never be matched.

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

·

On December 20, 2019, President Trump signed the Consolidated Appropriations Act of 2020 into law. The Act includes $425 million in new HAVA funds made available.

·

In 2019, Hawaii (SB 166) allocated $789,598 for the purpose of a vote counting system contract.

·

In 2019, Georgia issued a $150 million bond package for the replacement of voting equipment statewide. The state also appropriated $12,840,000 from the General Fund for the purpose of financing projects and facilities for the Office of Secretary of State.

·

In 2019, Wyoming appropriated $7.5 million into an election readiness account (HB 21). The state's $3 million HAVA allocation will also be placed in this account, the majority of which will go toward replacing outdated voting equipment statewide.

·

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

Liquidity and Capital Resources

As of September 30, 2021, the Company has an accumulated deficit of $29,321,534 and a working capital deficit of $8,194,955. Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

For the nine months ended September 30, 2021, the Company recorded net loss of $636,845. We recorded an amortization of debt discount of $261,329, a change in fair value of derivative liability of $52,746 and a gain on settlement of debt of $509,080. We had a decrease in accounts payable of $28,694 and a decrease in deferred revenue of $123,428. We also had an increase in accrued expenses of $579,406.  As a result, we had net cash used in operating activities of $(404,566) for the nine months ended September 30, 2021.

For the nine months ended September 30, 2021, we received $386,500 as proceeds from the issuance of convertible promissory notes payable and repaid $25,000 of convertible promissory notes resulting in net cash provided by financing activities of $361,500.

For the nine months ended September 30, 2020, the Company recorded a net loss of $1,736,726. We recorded an amortization of debt discount of $303,081, common stock issued for services of $277,721 and  a change in fair value of derivative liability of $24,875. We had a decrease in accounts payable of $12,986, an increase in accrued expenses of $599,401 and an increase in deferred revenue of $229,865. As a result, we had net cash used in operating activities of $314,769 for the nine months ended September 30, 2020.

For the nine months ended September 30, 2020, we paid an acquisition deposit of $5,000.

For the nine months ended September 30, 2020, we received $392,500 as proceeds from the issuance of convertible promissory notes payable and repaid $62,500 of such convertible notes.

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

Results of Operations for the Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Revenues for the three months ended September 30, 2021 were $189,728 compared to $136,035 for the three months ended September 30, 2020, an increase of $53,693. The majority of our clients hold elections on a three year cycle. This increase in revenues is due primarily to more elections held during the three month period in 2021 and the result of revenue from new customer.

Salaries and benefits totaled $121,694 for the three months ended September 30, 2021 compared to $117,712 for the three months ended September 30, 2020. This increase is note significant.

Professional fees for the three months ended September 30, 2021 totaled $41,118 compared to $170,854 for the three months ended September 30, 2020, a decrease of $129,736. This decrease is legal and consulting fees.

For the three months ended September 30, 2021, we incurred marketing and advertising expenses of $3,429 compared to the $0 in the three months ended September 30, 2020. We incurred software development expenses of $14,400 in 2021 compared to $46,887 in 2020, we incurred printing costs of $119,906 in 2021 compared to $65,159 in 2020, and we incurred general and administrative expenses of $120,562 in 2021 compared to $48,997 in 2020. The increase in general and administrative expenses was mainly due to an increase in travel costs related to our election services.

Total operating expenses for the three months ended September 30, 2021 were $421,109 compared to $449,609 for the three months ended September 30, 2020, a decrease of $28,500 principally due to reasons discussed above.

Results of Operations for the Nine months Ended September 30, 2021 Compared to the Nine months Ended September 30, 2020

Revenues for the nine months ended September 30, 2021 were $774,989 compared to $476,701 for the nine months ended September 30, 2021 increase of $298,288. The majority of our clients hold elections on a three year cycle. This increase in revenues is due primarily to more elections held during the six month period in 2021 and the result of revenue from new customer.

Salaries and benefits totaled $357,119 for the nine months ended September 30, 2021 compared to $630,858 for the nine months ended September 30, 2020. This decrease was due to stock-based compensation in 2020.  There was no stock-based compensation in 2021.

Professional fees for the nine months ended September 30, 2021 totaled $263,719 compared to $264,426 for the nine months ended September 30, 2020, a decrease of $707. This decrease is not significant.

For the nine months ended September 30, 2021, we incurred marketing and advertising expenses of $3,429 compared to the $2,116 in the nine months ended September 30, 2020. We incurred software development expenses of $36,129 in 2021 compared to $117,554 in 2020, we incurred printing costs of $261,995 in 2021 compared to $190,774 in 2020, and we incurred general and administrative expenses of $319,488 in 2021 compared to $243,561 in 2020.  The increase in general and administrative expenses was mainly due to an increase in travel costs related to our election services.

Total operating expenses for the nine months ended September 30, 2021 were $1,241,879 compared to $1,449,289 for the nine months ended September 30, 2020, a decrease of $207,410 principally due to reasons discussed above.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2021.

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of September 30, 2021 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2021. Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 26, 2017, the Company entered into a settlement agreement with a prior attorney with regards to outstanding legal fees owed. Pursuant to this settlement agreement, the Company paid $25,000 on January 5, 2018, and $25,000 on February 5, 2018, and was required to pay an additional $200,000 during 2018. On December 14, 2020, parties amended the settlement agreement to state that the Company shall pay the prior attorney Two Hundred Nineteen Thousand, Five Hundred and Seventy Six Dollars and thirty nine cents ($219,576.39). The amount due shall be paid to the prior attorney in payments of Five Thousand Dollars per month for a period of thirty four (34) months. On January 27, 2020, the Company made a payment of $ 5,000, on April 12, 2020 the Company made a payment of $ 15,000 and on August 6, 2021, the Company made a payment of $5,000.

On October 16, 2020, the Company’s subsidiary, Tidewater Energy Group Corp. was named as a defendant in a lawsuit filed in District Court in and For Tulsa County, State of Oklahoma, CJ-2020-3172. On January 13, 2021 the plaintiffs added the Company to the lawsuit. The plaintiffs are seeking damages, disgorgement and specific performance relief relating to a Purchase and Sale Agreement to purchase all of the membership interests in Foster Energy. The Company has obtained counsel to dispute the charges.  On March 18, 2021, the Company filed a motion to dismiss and brief in support.  The Company asserted that the plaintiffs’ claims are entirely without merit as the Company was not a party to the Purchase and Sale Agreement or the related non-disclosure agreement. Tidewater concurrently filed a motion to dismiss based on legal remedies available to Tidewater. The litigation is ongoing.

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

GLOBAL ARENA HOLDING, INC. a Nevada corporation

Date: November 15, 2021	By:	/s/ JOHN MATTHEWS
John Matthews
Chief Executive Officer Chief Financial Officer

