Form 10-K
period 2021-12-31
Global Arena Holding, Inc.
filed 2022-04-04
CIK 1138724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $0.001 par value common stock held by non-affiliates of the registrant on June 30, 2021, was approximately $5,524,793.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of March 31, 2022 was 1,910,633,513.5 shares of its $0.001 par value common stock.

No documents are incorporated into the text by reference.

Global Arena Holding, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2021

PART I

ITEM 1.   BUSINESS

Global Arena Holding Inc. (“the Company”), a Delaware corporation, is organized as a holding company. The Company became a public company on May 18, 2011, when it successfully completed a reverse merger with China Stationery and Office Supply, Inc., an OTC Bulletin Board company.

The Company currently has three subsidiary companies.

The Company, GAHI Acquisition, Tidewater Energy Group and GES do not trade crypto currency, nor do they participate in Initial Coin Offerings.

1) Global Election Services (GES)

GES, formed on February 25, 2015, provides comprehensive technology-enabled paper Absentee/Mail Ballot and Online election services to organizations such as craft and trade organizations, labor unions, political parties, co-operatives and housing organizations, associations and professional societies, universities, and political organizations. GES has developed proprietary election software for a data storage and retrieval registration system to determine voter eligibility and prevent duplicate votes with In-Person digital signature capture, as well as proprietary election software for scanning/tabulation utilizing advanced OMR/OCR/Barcode imaging software featuring de-skewing, de-speckling and image correction. The hardware includes high speed optical scanners that are hard lined to a computer with all Wi-Fi disabled so the entire tabulation process occurs offline, eliminating the opportunity for hacking. This system provides three types of audit capabilities.

GES is also working with multiple vendors and has made investments in companies that are developing Blockchain Technology for a data storage and retrieval registration system; tabulation of paper Absentee/Mail Ballots; and Internet voting.

The Company has also signed a Letter of Intent to acquire the assets of Election Services Solutions including all clients, contracts and employment contracts. This asset purchase is currently pending.

GES Acquisition of Election Services Solutions, LLC

On March 25, 2021, the Company entered into a second amended purchase agreement (APA) with Election Services Solutions. Under the second APA the Company entered into an amended asset purchase agreement with Election Services Solutions, LLC.  Under the amended APA, the Company will purchase 100% of the assets of Election Services Solutions, LLC and the Company will pay $650,000, of which $511,150 has already been paid, and issue 40,000,000 common shares to purchase these assets under this second amended APA. This APA replaces the first amended purchase agreement signed on May 10, 2019 wherein the Company was to purchase 100% of the assets of Election Services Solutions, LLC.  The Company was to pay $550,000, of which $511,150 has already been paid, and issue 20,000,000 common shares to purchase these assets under this first amended APA. GES derives over 80 % of its current business from Election Services Solutions. Management anticipates the closing of this transaction will occur in the fourth quarter of 2022.

The ESS asset acquisition will give GES the ability to expand into the following areas:

•	Alumni Associations – The ESS team formally ran elections for Alumni organizations for over 25 years with memberships from 5,000 to 200,000.
•	Labor Unions – The ESS Management team has a more than 40-year history in administering elections to organized labor unions.
•	Pension and Retirement Groups – The ESS team formally ran elections for Pension and Retirement groups for over 25 years with memberships from 300,000.
•	Credit Unions – The ESS team formerly ran elections for Credit Unions for over 25 years with memberships from 100,000 to 500,000.
•	Professional Trade Associations – The ESS team formerly ran elections for Professional Trade Associations for over 25 years with memberships from 30,000 to 50,000.

GES Current Business

As one of the United States premier providers of comprehensive election services, GES focuses on efficiency, accuracy, integrity and security. GES prides itself on being able to provide flawless results regardless of the size or complexity of the project. GES helps organizations manage elections, strengthen corporate governance, increase member participation, and reduce costs.

Today’s election officials take on tremendous responsibility in managing all aspects of the voting process from selecting products to ensuring fair elections and every phase in between. In an industry that is constantly evolving, these tasks become more challenging every day. GES provides full-service technology enabled election solutions to clients while offering the experience, support, security, and capacity needed to meet ever-changing client needs now and in the future. GES believes it is unique in its ability to integrate multiple methods of voting; customers can hold elections via Paper Ballots by mail or in person, Internet Voting, or any combination of these methods, which GES refers to as Hybrid elections. Every project begins with a full review of the bylaws to ensure total compliance. GES then prepares a formal project plan and timeline. An experienced Election Administrator manages every facet of the project, while keeping the client fully informed every step of the way. GES provides telephone and/or email support for any procedural questions and help for management as well as voters. GES projects enhance the image of professionalism of the client organization, providing our clients with peace of mind every step of the way.

The GES’ senior management team has conducted approximately over 8,650 elections, involving more than 40,000,000 voters. Each organized labor election result requires an election certification submitted to the US Department of Labor, and for over 40 years, not one of our elections has been overturned.

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

Paper Ballots; Absentee/Mail and In-Person Voting

GES management has been handling paper mail ballot and in-person elections for Labor Unions, Associations, and other private organizations for over 40 years. This process starts with a nominations meeting, creation and printing of the ballot and all materials. For an Absentee/Mail election, ballot packages are mailed to all eligible voting members. On the voting/tabulation day, GES collects the mail and uses the proprietary registration system that we developed to authenticate and register voters by scanning a barcode on the Business Reply Mail envelope with the ballot inside. For an in-person election, voters are authenticated in our system, and they sign a digital signature pad for registration. The authentication is based on a database provided by the client and any ineligible or challenged votes are removed. Once this list of valid voters has been compiled, we open the envelopes with identifiers and pull out the secret ballot envelope/sleeve containing the ballot. Once the ballots are pulled from the secret ballot envelopes/sleeves, we scan them using our proprietary software and hardware system to tabulate the votes. We uphold the essential requirements that the vote is secret, and each voter only gets one vote.

Organized Labor/Unions

Organized Labor Unions and their memberships in the United States are represented at the Local level, the regional level, and the international level. The smallest membership totals are at the Local level, groups of locals in a geographical area combine to make up a regional level, and all members belong to an International Level. Elections occur in all these groups and subsets of them, which means that there could be multiple votes for the same union throughout the year, with GES charging a per-member fee for each one. Most Nominations and Officer Elections for union leaders occur every two to three years. Additionally, GES is regularly involved in other types of elections, including : Strike Votes, Contract Ratifications, Delegate Nominations, Dues Increases, Assessments, By-Law Changes and Unexpired Term Votes, all of which can be done online. Each union has by-laws that dictate the process and how often these elections occur. Due to our experience, it is a natural progression for GES to expand into administering Regional and International elections, which GES has already begun to do.

In the fourth quarter of 2016, the U.S. Department of Labor (DOL) released official guidelines for voting online. Since then, we have worked to develop our systems to offer our customers the most advanced software available today. The DOL announcement has encouraged many unions to look into this option for non-officer elections because it is not only a more efficient process, but there is also a significant cost savings for the client.

Residential Organizations, Co-op/Condos

GES has been conducting elections for Homeowner and Co-Op Organizations for more than forty years. At GES, we understand the sensitivity of the project, and the need to present a flawless experience to the owners. GES is the independent and impartial third-party Organizations can trust to manage an election and provide an organization with the tools essential to strong leadership and good governance. GES provides complete management of an election project, from initial design of voting materials through tabulation. We support in-person, paper mail, and Internet voting using ballots or proxies. Signature verification, slates, and weighted, or share, voting are standard. No activity proceeds unless there is a quorum present. Interim results are available immediately and certified results normally follow within 24 hours. The GES Team has conducted elections at properties with fewer than 200 Membership Interests, and with more than 10,000. We have also conducted lotteries for public housing agencies including Section 8 Housing.

Now more than ever it is important to know what property owners are thinking. For many clients, we've included a limited set of survey questions on the proxy for the Board election. This technique has proven effective in capturing voter interest and stimulating turnout, in addition to providing valuable feedback on the important issues. GES can develop a regular program of surveys to help the client more effectively gauge members' views on needed improvements, regulatory matters, or other association-related issues. This interaction is made even easier utilizing GES’ online voting platform.

GES Developed Election Technology

Voter Authentication and Registration Software

GES has worked diligently to create a very specific proprietary registration election software that functions in authenticating and registering voting members in a data look-up system. In the event of an In-Person election, a voter ID can be scanned, or information typed in to pull that voter up. A digital signature is then captured and saved to complete the voter’s registration and is available in a final list of ‘Who Voted”. In the event of a Mail

Ballot, a barcode on the Business Reply Envelope is scanned and the status of that member is identified. If the member is not eligible to vote, that ballot is removed from the count. Additionally, if a member requests a replacement ballot and mails back that and the original, the system will flag the duplicate ballot, which is removed from the valid ballots ensuring only one ballot from each voter is counted. Because we must account for every single ballot, the system has multiple reporting options where we may deliver to the client the list of members who mailed in a ballot but were not able to vote, detailing the reason.

Scanning and Tabulation Software

The GES proprietary scanning election software is advanced OMR/OCR/Barcode scanning and tabulation software featuring de-skewing, de-speckling, and image correction. The computer hardware utilizes high-speed optical scanners and was designed to run hard wired without Internet or Wi-Fi access, ensuring complete security. The system allows for triple auditing capabilities, which are; electronically generated tabulation results, jpeg imaging and storage, and the original physical ballot. This advancement gives GES the ability to tabulate elections faster and more efficiently and brings the opportunity for GES to compete for larger elections. GES began successfully deploying this system in our elections during the third quarter of 2017.

Online Voting

GES has a current client base of hundreds of unions. GES is committed to providing a comprehensive, secure voting platform, using state of the art technology for election officials charged with running their elections. We also offer the option for a “hybrid” election, which allows members to choose a Mail Ballot, In Person and/or Online Voting options, while ensuring no one votes twice. GES strives to build a user experience that limits human error and makes the voting process as easy and seamless as possible while ensuring the highest level of secrecy, security, and One Voter = One Vote integrity that we have been committed to for nearly 4 decades.

In 2020, GES developed, built, and implemented a propriety online election voting solution that is compliant with Title IV of the United States Department of Labor Office of Labor-Management Standards. GES built the platform on one of the most secure global infrastructures Amazon Web Services (AWS) which is a comprehensive, evolving platform provided by Amazon that includes a mixture of infrastructure as a service (IaaS) platform as a service and packaged software (PaaS), and software as a service offering (SaaS). The platform enables GES to protect individual client data, including the ability to encrypt it, move it, and manage retention (if required). All data flowing across the global network interconnects with the GES secured data center and is automatically encrypted at the physical layer before it leaves our secured facilities. Additional encryption layers exist as well. GES controls where our client data is stored, who can access it, and what resources your organization is utilizing at any given moment. Fine-grain identity and access controls combined with continuous monitoring for near real-time security information ensures that the right resources have the right access at all times, wherever your information is stored. GES encryption software uses AES 256 with a cryptographic key using an RSA elliptic curve of 4096, which is used to encrypt the communication of the client and the GES server, as well all client data hosted in the server. A six-digit security code, delivered to the voter’s email address provided by the client, must be validated by the prospective voter in order to authenticate the identity of the voter before the voter may access the ballot. After validating the voter, the voter then votes anomalously, so that the identity of the voter and the ballot cast can never be matched. The GES voting platform verifies that the users does not use the back and forward browser button, a safe mechanism against tampering. Distributed denial of service DDoS protection tools help secure websites and applications and prevent DDoS attacks, which bombard websites with traffic traditionally delivered via “botnets" that are created by networked endpoints connected via malware. The DDoS software protection provides always-on detection and automatic inline mitigations that minimize application downtime and latenc. The GES platform also provides voting features such as posting documents like candidate statements, pictures, contracts, or amendments to be voted on.

Current GES Technology Providers

GES is currently working with the following software individuals, companies with our efforts being dedicated to:

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

•

Allowing for scalability while maintaining integrity

•

Growing our client list by offering high quality technology solutions

By working with Magdiel Rodriguez, Imaging 101, True Vote Inc, Voatz Inc, and Blockchain Valley Ventures, GES is working to design and create information technology and information systems management including software development services, infrastructure, network, support, corporate security, and risk management.

Imaging 101 is a technology company, TrueVote Inc, Voatz Inc are Blockchain technology companies and Blockchain Valley Ventures is Blockchain Advisory company.

Working Relationship with Magdiel Rodriguez

On January 14, 2022, GES entered into an Independent Consulting Agreement (ICA) with Magdiel Rodriquez. Under the terms of the ICA Magdiel Rodriquez will receive 15,000,000 million common shares in return for his software expertise in the development of GES election software. This new ICA replaces an amended MSA signed

May 13, 2019 with HCAS and Magdiel Rodriquez wherein the Company was to issue a total of 30,000,000 warrants to purchase the Company’s common shares at a price of $0.005 as consideration for the services of HCAS and Mr. Magdiel Rodriquez. Mr. Rodriguez has over 25 years’ experience in the areas of Information Security, Enterprise Risk Management and Compliance, Information Technology and Operations including 21 years with Visa Inc. where he performed as Senior Business Leader of Information Security. Magdiel has extensive experience in a broad range of areas related to Information Security, Network Engineering, and Enterprise Governance, Risk and Compliance and Payment networks within the financial industry.  Management anticipates the closing of this transaction will occur in the second quarter of 2022.

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

Imaging 101 also developed for GES an advanced OMR/OCR/Barcode scanning and tabulation software system featuring de-skewing, de-speckling, and image correction. The computer hardware was designed to run hard wired without Internet or Wi-Fi access, ensuring complete security. The system allows for triple auditing capabilities, which are; electronically generated tabulation results, jpeg imaging and storage, and the original physical ballot. This advancement gives GES the ability to tabulate elections faster and more efficiently and brings the opportunity for GES to compete for larger elections.

GES Investment in TrueVote Inc.

On June 15, 2019, GES entered into a Term Sheet, and Common Stock Purchase Agreement to create a joint venture with TrueVote, Inc. Under the terms of the agreement GES was to invest $50,000 into a 24 Month Debenture and issue a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company. The Company will receive 3 million common shares of TrueVote, representing  30% of TrueVote Inc. The Company on December 17, 2019 paid $ 40,000 to True Vote. Under the terms of the agreement GES is to invest an additional $10,000 and the Company issue a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company. On June 1st, 2021,  Due to the new guidelines issued by the Election Assistance Commission and its Voluntary Voting Guidelines 2.0, the Company is currently renegotiating this transaction and expects to complete the renegotiation by the 3rd quarter 2022.

GES on January 21, 2022 signed a Master Service Agreement with Voatz Inc, provide a secure voting platform requiring specific proprietary software that allows for secure online rank choice voting tabulator system , and retained Voatz Inc to create a readiness evaluation and related technical services to GES in the 2nd and third quarter of 2022.

2) Tidewater Energy Group Inc.

On November 19, 2019, the Company incorporated a new wholly owned entity in the State of Delaware called Tidewater Energy Group Inc. The Board of Directors appointed John S. Matthews and Jason Old as Board members. The Company was formed to explore opportunities in the oil, gas, mineral, and energy business.  Tidewater Energy Group Inc. has 40,000,000 common shares authorized; par value $0.001. There are currently 10,000,000 common shares issued and outstanding of which the Company holds 5,100,000 common shares (51%). The Company invested $50,000 into Tidewater Energy Group Inc. for general capital and administrative expenses in January 2020.

3) GAHI Acquisition Corp.

On June 7, 2019, the Company’s second subsidiary, GAHI Acquisition Corp. (GAHI) was authorized by the Company’s Board of Directors to infuse an initial deposit of $50,000 into the subsidiary for general capital and administrative expenses. GAHI Acquisition was to be be repurposed in order to explore potential new business ventures in an effort to increase shareholder value. The Company cause GAHI Acquisition to explore opportunities in the energy and minerals business which may have provided investment opportunities, including the possibility of providing blockchain technology software to energy and mineral companies. The Company added Mr. Jason N. Old to the GAHI Acquisition Board as a Director. On November 28, 2019, the Company’s Board of Directors authorized the termination of the transaction previously authorized to infuse an initial deposit of $50,000 into GAHI Acquisition for general capital and administrative expenses and have GAHI Acquisition repurposed in order to explore opportunities in the energy and minerals business, which may provide investment opportunities, including the possibility of providing blockchain technology software to energy and mineral companies. GAHI Acquisition will remain a 100% subsidiary of the Company and will focus on Blockchain related companies for investments and acquisition.

Growth Strategy for the Company

Management believes there are four significant opportunities to increase market share;

1)

The growth and expansion of GES current business and the expansion into paper absentee/mail for US Government and Foreign elections.

2)

The additional development of interactive communication, between elected individuals and their constituents;

3)

The development of Blockchain voting applications.

4)

The diversification of Tidewater Energy Group Inc.

1) Management believes there is an opportunity in conducting United States and Foreign Government Elections. GES’ senior Management teams’ primary business for over 40 years has been mail/absentee ballot elections. The market for GES conducting paper/mail ballot elections grew exponentially in January of 2017, when first President Barack Obama, and then President Donald Trump designated U.S. Elections “Critical Infrastructure”.

In the U.S. there are 3,007 counties, 64 parishes, 19 organized boroughs, 11 census areas, 41 independent cities, and the District of Columbia, all of whom purchase updated Election Machines and Software. Each municipal county individually purchases election voting machines under the guidance of their own State’s Secretary of State, recommendations from the National Association of Secretaries of State (NASS), and local election regulations

The United States Government, through the Elections Assistance Commission, certifies election software and hardware for use in U.S. Government Elections.

The size and scope of the opportunity in US Government elections can be measured in recent legislation providing funding to US municipalities.

 On March 27, 2020, President Donald J. Trump signed the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) into law. The Act includes $400 million in new Help America Vote Act (HAVA) emergency funds, made available to states to prevent, prepare for, and respond to the coronavirus for the 2020 federal election cycle. This supplemental appropriation funding, distributed by the U.S. Election Assistance Commission (EAC), will provide states with additional resources to protect the 2020 elections from the effects of the novel coronavirus.

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

The Elections Assistance Commission (EAC) updated their Voluntary Voting System Guidelines to 2.0 in February 2021. This certification process can take approximately 6 to 9 months and companies applying for certification can spend up to $2,000,000 or more. With the current compliance directives also in place in many individual States, the Company and GES anticipate annual software maintenance of approximately $ 250,000.

The Company and GES have previously engaged software and hardware developers and GES is currently preparing request for proposals to assist in the development of additional and hardware development to comply with the EAC 2.0 Voluntary Voting System Guidelines. This will require the hiring of additional technical software employees, and additional outside vendors who in initial discussions will require fees of approximately 2 million dollars and stock-based compensation

In an effort further prove GES ability to administer municipal and government elections, GES in the 1st quarter of 2020 administered the private government election space when GES successfully completed the Statewide Presidential Primary for North Dakota Democratic-NPL. GES administered the statewide polling for all North Dakota residents who wished to vote in Democratic Presidential Primary by; managing a call center and processed over 3,000 mail ballot requests, set up equipment and trained Staff on our proprietary Registration Software for In-Person voting at 14 locations across the state, and processed over 14,000 ballots with our proprietary Scanning and Tabulation software system.

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

Management believes there is an opportunity in conducting United States and Foreign Government Elections. GES’ senior Management teams’ primary business for 40 years has been mail/absentee ballot elections. The market for GES conducting paper/mail ballot elections grew exponentially in January of 2017, when first President Barack Obama, and then President Donald Trump designated U.S. Elections “Critical Infrastructure”.  The effect of these Executive Orders was to refocus the Department of Homeland Security, and the Elections Assistance Commission to reenergize compliance on U.S. Government elections, and assist by making available resources such as intelligence, funding, training and best practices in election software and hardware, for all 50 States.

GES has begun undertaking the following six step benchmarks to qualify for the updated U.S. certification and is also considering individual State certifications.

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

 Elections Assistance Commission and the Department of Homeland Security

Step 6 – Security Testing; Performs vulnerability assessments and penetration analysis to assess system vulnerabilities

Most states have a vote by mail process right now. Voters may request an Absentee Mail Ballot from their County Board of Elections, or a Vote by Mail ballot is sent. In either case, our proprietary registration and tabulation software has an immediate need. In the 2020 election, 69% of voters nationwide cast their ballot nontraditionally by mail and/or before Election Day. This is the highest rate of nontraditional voting for a presidential election since questions regarding voting method have been included in the survey. By comparison, about 40% of voters cast their ballots by mail and/or prior to Election Day in 2016. Much of the surge in nontraditional voting was due to an increase in mail-in voting.

In 2020, 43% of voters cast ballots by mail and another 26% voted in person before Election Day. In 2016, 21% mailed in their ballots and 19% voted in person prior to Election Day. (US Census Bureau 4/29/21)

Most individuals think only of the Presidential election every four years as the Election. In reality, municipal Board of Elections throughout the U.S. are conducting elections annually for such elected positions as; Governor, Mayor, City Council, State Assembly, State Senate, Members of U.S. Congress (House every 2 years, Senate every 6) Civil and Criminal Justices, Sheriffs, School Boards, Village Trustees, etc. In short, most State and local municipal Board of Elections are in the market purchasing software and hardware every year.

2) Management also sees an opportunity in developing and creating Blockchain Voting Technology, and is working with Blockchain Valley Ventures and TrueVote Inc, which Management believes could positively impact Global in many aspects of its business, including;

•

Securely storing and creating accurate Voter Registration Information on the blockchain.

•

Creating an international capability to administer or joint venture in conducting foreign government elections.

•

Creating a secure Internet voting record on the blockchain for online elections.

•

Administer Financial Services Elections, such as Proxy’s and shareholder votes.

•

Documenting current voting applications.

•

Reducing cost and time of delivery, enabling scalability.

Blockchain Valley Ventures

On June 27, 2019, Blockchain Valley Ventures and GES signed an amended agreement calling for a $25,000 CHF payment for the development and facilitation of an extended workshop with relevant and best in class third party blockchain technology companies, wherein BVV was to  serve as an advisor in connection with a Voter Registration, Voter Authentication, and Voter Eligibility using a Blockchain Platform and GES would pay BVV $ 25,000 CHF payment upon completion of the engagement. This agreement replaced a June 19, 2019, engagement letter with Blockchain Valley Ventures (“BVV”) of Zug Switzerland. Under the terms of the original agreement, GES was to pay BVV 50,000 Swiss Francs (CHF).

 GES made payments of $25,000 CHF and received the working paper primarily covering the following matters:

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

The Working Paper discusses a high-level envisaged Blockchain platform, including a foundational flowchart, and implementation recommendation; BVV is a Crypto Valley, Switzerland based venture capital firm who consists of highly successful entrepreneurs, finance experts, blockchain technology experts and ICO experienced analysts and consultants. The documents created will be used by GES, to begin to create a Minimal Viable Product. This Product, along with GES licensing rights on GES existing Registration and Tabulation Software will be owned by GES. The anticipated development start is in the 1st quarter 2023.

GES is developing with TrueVote, Inc. a comprensive end-to-end, decentralized, completely digital voting system. GAHC, GES parent owns 30% of True Vote.The TrueVote Voting System will be based on traditional, proven database methodologies and layered with a “checksum” that is posted on the blockchain, proving all data is immutable and unalterable.

On June 1, 2021, TrueVote issued its White Paper “A transparent Electronic Voting System validated by the Bitcoin Blockchain” TrueVote, Inc. is building a comprehensive end-to-end, de-centralized, completely digital voting system. This will be based on traditional, proven database methodologies, and layered with a "checksum" that's posted on the Blockchain, proving all data is immutable and unalterable. This design will ensure that every vote is transparently counted and verifiable.

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

3) Interactive Communication Software

GES is working to provide our current and future clients with the ability to understand in real time instant communication and feedback with their members, using many social media platforms available today.

GES is working with third party vendors to:

•

Communicate a Message – An organization can get their message out clearly in the form required, without any

o

unwanted media spin, bias, filtering, or comment.

•

Fine Tune Policies – Test-drive policies and projects with immediate response, allowing for responsive adjustments

o

to be made to make a message more acceptable to the community.

•

Build a Positive Image – Enhancing the concept of ‘open communication’ and ‘democratic politics’, which leads to

o

an increasingly positive perception of leaders by their constituents.

•

Learn More About a Group – Learning more about a group’s preferences and opinions on an infinite number of

o

topics can help the Organization, Institution or League and leaders can better serve its community and

o

meet their needs in a variety of ways.

Management believes this type of interactive software capabilities will give GES an opportunity to offer clients the ability to communicate in real time with their members; raising issues of concern, polling the attitude of their constituencies, interacting in question-and-answer seminars in addition to conducting elections that GES certifies.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company maintains a holding address at 208 East 51st Street, Suite 112, New York, NY 10022. During the years ended December 31, 2021, and 2020, the Company paid $12,651 and $14,664 for all office, storage, and other expenses, respectively.

ITEM 3. LEGAL PROCEEDINGS.

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On December 26, 2017, the Company entered into a settlement agreement with a prior attorney with regards to outstanding legal fees owed. Pursuant to this settlement agreement, the Company paid $25,000 on January 5, 2018, and $25,000 on February 5, 2018, and was required to pay an additional $200,000 during 2018. The $200,000 settlement was in default, and was carried in the accounts payable, however the Company is in the process of settling the outstanding balance. The Company made payments of $10,000 on the owed legal fees in 2020. On December 14, 2020, parties amended the settlement agreement to state that the Company shall pay the prior attorney Two Hundred Nineteen Thousand, Five Hundred and Seventy-Six Dollars and thirty-nine cents ($219,576.39).  The amount due shall be paid to the prior attorney in payments of Five Thousand Dollars per month for a period of thirty-four (34) months.

On October 16, 2020, the Company’s subsidiary, Tidewater Energy Group Corp. was named as a defendant in a lawsuit filed in District Court in and For Tulsa County, State of Oklahoma, CJ-2020-3172. The plaintiffs are seeking damages, disgorgement and specific performance relief relating to a Purchase and Sale Agreement to purchase all of the membership interests in Foster Energy.  On January 13, 2021, the plaintiffs added the Company to the lawsuit. The Company has obtained counsel to dispute the charges.  On March 18, 2021, the Company filed a motion to dismiss and brief in support which was denied by the Court pending further disclosures.  The Company asserted that the plaintiffs’ claims are entirely without merit as the Company was not a party to the Purchase and Sale Agreement or the related non-disclosure agreement.

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

b)  Holders.  On March 31, 2022, there were 163 shareholders of record of our common stock.

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

The stock-based compensation related to stock options, included in stock compensation expense in the consolidated statements of operations, was $0 and $0 for the years ended December 31, 2021 and 2020, respectively.

The exercise price for options outstanding at December 31, 2021:

Outstanding and Exercisable
Number of	Exercise
Options	Price
15,000,000	$0.02
15,000,000

A summary of the option activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2019	48,000,000	0.03	2.80	-
Granted	-
Exercised	-
Forfeited/Canceled	-
Outstanding, December 31, 2020	48,000,000	0.02	1.19	-
Granted	-
Exercised	-
Forfeited/Canceled	(33,000,000)
Outstanding, December 31, 2021	15,000,000			-
Exercisable, December 31, 2021	15,000,000			-

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

On September 7, 2021, the stockholders of the Company re-elect the three (3) directors to serve as members of the Board of Directors of the Company to serve for the ensuing three years and or until their successors are duly elected and qualified.  The directors named to our Board are John Matthews, Martin Doane, and Facundo Bacardi;

On September 7, 2021, the stockholders of the Company voted to authorize an increase in the Company’s authorized capital stock to 4,000,000,000 (four billion);

On September 7, 2021, the stockholders of the Company voted to authorize the Company to effectuate a 1 for 12 reverse split of the outstanding common shares;

 On September 7, 2021, the stockholders of the Company voted to ratify the appointment of Raul Carrega, CPA as the Company’s independent registered public accounting firm for the year ending December 31, 2021;

During the year ended December 31, 2021 the Company issued:

•

240,365,865 shares of common stock for the conversion of $270,149 of convertible notes and $102,179 of accrued interest;

•

1,072,893 shares of common stock for services rendered valued at fair value of $5,472.  The shares were valued at 0.0051.

•

75,000,000 shares of common stock in connection with a note settlement agreement valued at fair value of $487,500.

•

15,104,894 shares of common stock issued for cashless exercise of 24,545,454 warrants.

During the year ended December 31, 2020, the Company issued:

•

522,533,554 shares of common stock for conversion of $598,973 of convertible notes and $90,597 of accrued interest;

•

36,519,609 shares of common stock for the conversion of 10,798 shares of series B Preferred stock; and

•

168,365,384 shares of common stock for services rendered valued at $290,221. The shares were valued based on the market price at the date of grant.

Warrants

A summary of warrant activity is presented below:

	Number of Warrants	Exercise Price ($)	Contractual Life (in years)	Intrinsic Value ($)
Outstanding, December 31, 2019	596,532,925	0.009	1.47	79,800
Granted	167,675,780	0.002
Exercised	-
Forfeited/Canceled	(229,449,999)	0.005
Outstanding, December 31, 2020	534,758,706	0.009	1.80	32,015
Granted	99,188,311	0.005
Exercised	(24,545,454)	0.005
Forfeited/Canceled	(69,608,333)	0.010
Outstanding, December 31, 2021	539,793,230	0.007	1.40	114,802
Exercisable, December 31, 2021	539,793,230	0.007	1.40	114,802

During the year ended December 31, 2021, the Company issued a total of 99,188,311 warrants in connection with new convertible promissory notes payable. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

•

Expected life of 2-5 years

•

Volatility of 157% - 219%;

•

Dividend yield of 0%;

•

Risk free interest rate of 0.04% - 0.89%

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as in certain other parts of this Annual report on Form 10-K (as well as information included in oral statements or other written statements made or to be made by the Company) that look forward in time, are forward-looking statements made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements that are other than statements of historical facts. Although the Company believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct.  Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performance, or achievements to differ materially from those expressed or implied by those statements. These risks, uncertainties and other factors include, but are not limited to the Company’s ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors set forth in the Company’s filings with the Securities and Exchange Commission, including without limitation to this Annual Report on Form 10-K.

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

GES developed proprietary Scanning and Tabulation election software. This software features advanced OMR/OCR/Barcode scanning and tabulation system featuring de-skewing, de-speckling and image correction. The computer hardware was designed to run hard wired without Internet or Wi-Fi access, ensuring complete security. The system allows for triple-auditing capabilities, which are; electronically generated tabulation results, .jpeg imaging and storage, and the original physical ballot. This advancement gives GES the ability to tabulate elections faster and more efficiently. As experts in paper/mail ballot elections, GES began deploying this system in our elections in the third quarter of 2017 and it has been operating flawlessly.

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

The GES voting platform verifies that the users does not use the back and forward browser button, a safe mechanism against tampering. Distributed denial of service DDoS protection tools help secure websites and applications and prevent DDoS attacks, which bombard websites with traffic traditionally delivered via “botnets" that are created by networked endpoints connected via malware. The DDoS software protection provides always-on detection and automatic inline mitigations that minimize application downtime and latencya unique

Every state has Election Software Developers and Manufactures may also qualify by meeting individual requirements for individual States in the United States.

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

Liquidity and Capital Resources

As of December 31, 2021, the Company has an accumulated deficit of $29,594,851 and a working capital deficit of $8,172,977. Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

For the year ended December 31, 2021, the Company recorded net loss of $910,162. We recorded an amortization of debt discount of $338,443, a change in fair value of derivative liability of $81,180 and a gain on settlement of debt of $509,080. We had an increase in accounts payable of $98,034 and a decrease in deferred revenue of $286,723. We also had an increase in accrued expenses of $828,071.  As a result, we had net cash used in operating activities of $(517,125) for the year ended December 31, 2021.

For the year ended December 31, 2021, we received $502,500 as proceeds from the issuance of convertible promissory notes payable and repaid $29,500 of convertible promissory notes resulting in net cash provided by financing activities of $473,000.

For the year ended December 31, 2020, the Company recorded a net loss of $1,723,083. We recorded an amortization of debt discount of $397,965, common stock issued for services of $290.221 and a change in fair value of derivative liability of $343,076. We had a decrease in accounts payable of $12,986, an increase in accrued expenses of $779,221 and an increase in deferred revenue of $267,723. As a result, we had net cash used in operating activities of $327,580 for the year ended December 31, 2020.

For the year ended December 31, 2020, we paid an acquisition deposit of $5,000.

For the December 31, 2020, we received $445,000 as proceeds from the issuance of convertible promissory notes payable and repaid $72,500 of such convertible notes.

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

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. Our auditors for the years ended December 31, 2021 and 2020 have included a “going concern” modification in their auditors’ reports. A “going concern” modification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot presently be determined.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve our operating results.

     Results of Operations for the year Ended December31, 2021 compared to the year ended December 31, 2020

Revenues for the year ended December 31, 2021 were $1,223,116 compared to $641,629 for the year ended December 31, 2020 increase of $581,487. The majority of our clients hold elections on a three year cycle. This increase in revenues is due primarily to more elections held during the year of 2021 and the result of revenue from new customer.

Salaries and benefits totaled $591,595 for the year ended December 31, 2021, compared to $748,571 for the year ended December 31, 2020. This decrease was due to stock-based compensation in 2020.  There was no stock-based compensation in 2021.

Professional fees for the year ended December 31, 2021 totaled $412,798 compared to $351,367 for the year ended December 31, 2020, an increase of $61,431.

For the year ended December 31, 2021, we incurred marketing and advertising expenses of $200,554 compared to the $3.703 in the year ended December 31, 2020. We incurred software development expenses of $70,672 in 2021 compared to $120,554 in 2020, we incurred printing costs of $370,434 in 2021 compared to $220,043 in 2020, and we incurred general and administrative expenses of $249,065 in 2021 compared to $303,336 in 2020.  The decrease in general and administrative expenses was mainly due to a decrease in legal fee.

Total operating expenses for the year ended December 31, 2021 were $1,895,118 compared to $1,747,574 for the year ended December 31, 2020, an increase of $147,542 principally due to reasons discussed above.

Critical Accounting Policies

The Company’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Critical accounting policies for the Company include revenue recognition, valuation of convertible promissory notes and related warrants, stock and stock option compensation, estimates, and derivative financial instruments.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of GAHI and its wholly owned and majority owned subsidiaries, GES and GAHI Acquisition Corp.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company’s revenue recognition policies comply with SEC revenue recognition rules and the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606-10-S65-1. The Company earns revenues through various services it provides to its clients. GES’s income is recognized at the presentation date of the certification of the election results. The payments received in advance are recorded as deferred revenue on the balance sheet. Should an election not proceed, all non-refundable deferred revenue will be recognized as revenue.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Global Arena Holding, Inc. and Subsidiaries

Index to the Financial Statements

Page
Report of Independent Registered Public Accounting Firm:
Report of Raul Carrega, CPA , PCAOB #1939	24

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2021 and 2020	25
Consolidated Statements of Operations for the Years Ended December 31, 2021 and 2020	26
Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2021 and 2020	27
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020	28

Notes to Consolidated Financial Statements	29

RAUL CARREGA

Certified Public Accountants

215 62nd Street

Newport Beach, California 92663

818-248-6325

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Global Arena Holding Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Arena Holding Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Newport Beach, California

April 1, 2022

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$13,295	$57,422
Total current assets	13,295	57,422

Deposits for proposed acquisitions	551,150	551,150
TOTAL ASSETS	$564,445	$608,572

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$366,289	$268,255
Accrued expenses	3,320,563	2,769,791
Convertible promissory notes payable,
net of debt discount of $117,014 and $111,465	4,129,520	4,498,986
Promissory notes payable	230,000	230,000
Deferred revenue	21,500	308,223
Derivative liability	118,400	399,204
Total current liabilities	8,186,272	8,474,459

STOCKHOLDERS' DEFICIT
Global Arena Holding, Inc.
Preferred stock, $0.001 par value; 2,000,000 shares authorized;
Series B preferred stock; 250,000 shares authorized
49,202 and 49,202 issued and outstanding	49	49
Common stock, $0.001 par value; 4,000,000,000 and 2,000,000,000 shares authorized;
2,044,502,156 and 1,712,958,504 shares issued and outstanding	2,044,502	1,712,959
Additional paid-in capital	19,951,515	19,128,836
Accumulated deficit	(29,594,851)	(28,684,689)
Total Global Arena Holding, Inc. stockholders’ deficit	(7,598,785)	(7,842,845)
Noncontrolling interest	(23,042)	(23,042)
Total stockholders’ deficit	(7,621,827)	(7,865,887)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$564,445	$608,572

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2021	2020

Revenues:
Services	$1,223,116	$641,629

Operating expenses:
Salaries and benefits	591,595	748,571
Marketing and advertising	200,554	3,703
Software development	70,672	120,554
Professional fees	412,798	351,367
General and administrative	249,065	303,336
Printing	370,434	220,043
Total operating expenses	1,895,118	1,747,574

Loss from operations	(672,002)	(1,105,945)

Other expenses:
Interest expense and financing costs	(828,420)	(983,256)
Change in fair value of derivative liability	81,180	343,076
Impairment of investment	509,080	-
Total other expenses	(238,160)	(640,180)

Income (loss) before provision for taxes	(910,162)	(1,746,125)

Provision for income taxes	-	-

Net loss	(910,162)	(1,746,125)

Net loss attributed to noncontrolling interest	-	(23,042)

Net loss attributed to Global Arena Holding, Inc.	$(910,162)	$(1,723,083)

Weighted average shares outstanding - basic and diluted	1,858,421,059	1,348,996,682

Earnings (loss) per share - basic and diluted	$(0.00)	$(0.00)
	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Global Stockholders'	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance, December 31, 2019	60,000	$60	985,539,957	$985,540	$18,524,842	$(26,961,606)	$(7,451,164)	$-	$(7,451,164)
Issuance of common stock for convertible debt and accrued interest			522,533,554	522,535	167,035		689,570		689,570
Issuance of common stock for Series B Preferred Stock	(10,798)	(11)	36,519,609	36,519	(36,519)				-
Issuance of common stock for service			168,365,384	168,365	121,856		290,221		290,221
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt					312,134		312,134		312,134
Value of extension of warrants and change in conversion price associated with debt extensions					39,477		39,477		39,477
Net loss						(1,723,083)	(1,723,083)	(23,042)	(1,746,125)
Balance, December 31, 2020	49,202	49	1,712,958,504	$1,712,959	19,128,836	(28,684,689)	(7,842,845)	(23,042)	(7,865,887)

Issuance of common stock for debt settlement			75,000,000	75,000	412,500		487,500		487,500
Issuance of common stock for services			1,072,893	1,073	4,399		5,472		5,472
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt					288,923		288,923		288,923
Cashless exercise of warrants			15,104,894	15,105	(15,105)				-
Net loss						(910,162)	(910,162)	-	(910,162)
Balance, December 31, 2021	49,202	$49	$2,044,502,156	$2,044,502	$19,951,515	$(29,594,851)	$(7,598,785)	$(23,042)	$(7,621,827)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Years Ended December 31,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(910,162)	$(1,746,125)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Amortization of debt discount	338,443	397,965
Change in fair value of derivative liability	(81,180)	(343,076)
Common stock issued for services	5,472	290,221
Gain on settlement of debt	(509,080)	-
Non-cash expense associated with debt extensions		39,477
Change in assets and liabilities:
Deferred revenue	(286,723)	267,723
Accounts payable	98,034	(12,986)
Accrued expenses	828,071	779,221
Net cash used in operating activities	(517,125)	(327,580)

INVESTING ACTIVITIES:
Payment of deposit for acquisition	-	(5,000)
Net cash used in investing activities	-	(5,000)

FINANCING ACTIVITIES:
Proceeds from convertible promissory notes payable	502,500	445,000
Repayment of convertible promissory notes payable	(29,500)	(72,500)
Net cash provided by financing activities	473,000	372,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(44,125)	39,920

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	57,422	17,502

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$13,295	$57,422

CASH PAID FOR:
Interest	$-	$10,100
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Allocated value of warrants and beneficial conversion features related to debt	$288,923	$312,134
Debt converted to common stock	$372,328	$689,570

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

NOTE 1 - ORGANIZATION

Organization and Business

Global Arena Holding, Inc. (formerly, “Global Arena Holding Subsidiary Corp.”) (“GAHI”), was formed in February 2009, in the state of Delaware. GAHI and its subsidiaries (the “Company”) was previously a financial services firm and currently is focusing on the following businesses through these subsidiaries:

On February 25, 2015, Global Election Services, Inc. (GES) formed on February 25, 2015, provides comprehensive technology-enabled paper absentee/mail ballot and internet election services to organizations such as craft and trade organizations, labor unions, political parties, co-operatives and housing organizations, associations and professional societies, universities, and political organizations. GES has developed proprietary election software for a data storage and retrieval registration system to determine voter eligibility and prevent duplicate votes with In-Person digital signature capture, as well as proprietary election software for scanning/tabulation utilizing advanced OMR/OCR/Barcode imaging software featuring de-skewing, de-speckling, and image correction. This system provides three types of audit capabilities. The hardware includes high speed optical scanners that are hard lined to a computer with all Wi-Fi disabled so the entire tabulation process occurs offline, eliminating the opportunity for hacking. GES is also working with multiple vendors and has made investments in company’s who are developing Blockchain Technology for a data storage and retrieval registration system; tabulation of paper Absentee/Mail Ballots; and internet voting.

On March 25, 2021, the Company entered into a second amended purchase agreement (APA) with Election Services Solutions. Under the second APA the Company entered into an amended asset purchase agreement with Election Services Solutions, LLC. Under the amended APA, the Company will purchase 100% of the assets of Election Services Solutions, LLC and the Company will pay $650,000, of which $511,150 has already been paid, and issue 40,000,000 common shares to purchase these assets under this second amended APA. This APA replaces the first amended purchase agreement signed on May 10, 2019 wherein the Company was to purchase 100% of the assets of Election Services Solutions, LLC. The Company was to pay $550,000, of which $511,150 has already been paid, and issue 20,000,000 common shares to purchase these assets under this first amended APA. GES derives over 80 % of its current business from Election Services Solutions. Management anticipates the closing of this transaction will occur in the fourth quarter of 2022.

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

Concurrently, on October 20, 2015, the Company paid $125,000 in cash to BTC and issued to Nikolaos Spanos 1,377,398 of its common shares and 1,993,911 warrants to purchase its common shares at the exercise price of $0.10 per common share with an exercise period of three years. The warrants have expired. The common shares and warrants were issued for the purchase of 1,000,000 common shares of BTC. Said common shares of BTC represented ten percent (10%) of the outstanding equity in BTC on October 20, 2015. The securities issued by the Company were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933. There has been no further activity in GAHI Acquisition Corp.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

NOTE 1 – ORGANIZATION (continued)

On March 28, 2017, the United States Patent Office issued patents to BTC covering Election Intellectual Property, US Patent #9,608,829, Issued March 28, 2017. As an equity shareholder in BTC only, GAHC and GES have not used the BTC US Patent. Any use of the patent would require a new negotiation, and new contract with BTC.

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

On June 15, 2019, GES entered into a Term Sheet to create a joint venture with TrueVote, Inc. Under the terms of the agreement GES was to invest $50,000 into True Vote thru a 24 Month Debenture and issue a three year warrant exercisable at $0.01 for 4,500,000 common shares of the Company. The Company will receive 3 million common shares of TrueVote, representing 30% of TrueVote Inc. On December 16, 2019 this Term Sheet was amended to provide for a December 17, 2019, payment by the Company for $40,000 to True Vote. As of the date of this filing the Company will pay an additional $10,000 and a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company, and the Company will receive 3,000,000 common shares of TrueVote Inc representing Thirty percent (30%) as part of the joint venture between the companies. Due to the new guidelines issued by the Election Assistance Commission and its Voluntary Voting Guidelines 2.0. The Company is currently renegotiating this transaction and expects to complete the renegotiation by the 3rd quarter 2022..

On November 19, 2019, the Company incorporated a new wholly owned entity in the State of Delaware called Tidewater Energy Group Inc. The Board of Directors appointed John S. Matthews and Jason Old as Board members. The Company was formed to explore opportunities in the oil, gas, mineral, and energy business. Tidewater Energy Group Inc. has 40,000,000 common shares authorized; par value $0.001. There are currently 10,000,000 common shares issued and outstanding of which the Company holds 5,100,000 common shares (51%). The Company invested $50,000 into Tidewater Energy Group Inc. for general capital and administrative expenses in January 2020.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company has generated recurring losses from operations and cash flow deficits from its operations since inception and has had to continually borrow to continue operating. In addition, certain of the Company’s debt is in default as of December 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations. The Company continues to raise funds from the issuance of additional convertible promissory note. Management is hopeful that with their ability to raise additional funds that the Company should be able to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of GAHI and its wholly owned and majority owned subsidiaries, GES, GAHI Acquisition Corp and Tidewater Energy Group, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

	December 31,
	2021	2020
Options	15,000,000	48,000,000
Warrants	539,793,230	534,758,706
Convertible notes	1,313,270,321	1,499,831,154
Total	1,868,063,551	2,082,589,860

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

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

Cash, accounts payable and accrued expenses and deferred revenue – The carrying amounts reported in the consolidated balance sheets for these items are a reasonable estimate of fair value due to their short-term nature.

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

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of December 31, 2021 and 2020.

	Fair Value	Fair Value Measurements at
	As of	December 31, 2021
Description	December 31, 2021	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$118,400	$-	$118,400	$-

Total	$118,400	$-	$118,400	$-

	Fair Value	Fair Value Measurements at
	As of	December 31, 2020
Description	December 31, 2020	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$399,204	$-	$399,204	$-

Total	$399,204	$-	$399,204	$-

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

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

NOTE 3 - ACQUISITION DEPOSITS

On March 25, 2021, the Company entered into a second amended purchase agreement (APA) with Election Services Solutions. Under the second APA the Company entered into an amended asset purchase agreement with Election Services Solutions, LLC. Under the amended APA, the Company will purchase 100% of the assets of Election Services Solutions, LLC and the Company will pay $650,000, of which $511,150 has already been paid, and issue 40,000,000 common shares to purchase these assets under this second amended APA. This APA replaces the first amended purchase agreement signed on May 10, 2019 wherein the Company was to purchase 100% of the assets of Election Services Solutions, LLC. The Company was to pay $550,000, of which $511,150 has already been paid,

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

NOTE 3 – ACQUISITION DEPOSITS (continued)

and issue 20,000,000 common shares to purchase these assets under this first amended APA. GES derives over 80 % of its current business from Election Services Solutions. Management anticipates the closing of this transaction will occur in the fourth quarter of 2022.

On June 15, 2019, GES entered into a Term Sheet, and Common Stock Purchase Agreement to create a joint venture with TrueVote, Inc. Under the terms of the agreement GES was to invest $50,000 into a 24 Month Debenture and issue a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company. The Company will receive 3 million common shares of TrueVote, representing 30% of TrueVote Inc. The Company on December 17, 2019 paid $40,000 to True Vote. Under the terms of the agreement GES is to invest an additional $10,000 and the Company issue a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company. On June 1st, 2021, TrueVote issued its White Paper “A transparent Electronic Voting System validated by the Bitcoin Blockchain” TrueVote, Inc. is building a comprehensive end-to-end, de-centralized, completely digital voting system. This will be based on traditional, proven database methodologies, and layered with a "checksum" that's posted on the Blockchain, proving all data is immutable and unalterable. This design will ensure that every vote is transparently counted and verifiable. Due to the new guidelines issued by the Election Assistance Commission and its Voluntary Voting Guidelines 2.0. The Company is currently renegotiating this transaction and expects to complete the renegotiation by the 3rd quarter 2022..

On November 19, 2019, the Company incorporated a new wholly owned entity in the State of Delaware called Tidewater Energy Group Inc. The Board of Directors appointed John S. Matthews and Jason Old as Board members. The Company was formed to explore opportunities in the oil, gas, mineral, and energy business. Tidewater Energy Group Inc. has 40,000,000 common shares authorized: par value $0.001. There are currently 10,000,000 common shares issued and outstanding of which the Company holds 5,100,000 common shares (51%). The Company invested $50,000 into Tidewater Energy Group Inc. for general capital and administrative expenses in January 2020.

NOTE 4– ACCRUED EXPENSES

Accrued expenses at December 31, 2021 and 2020 consisted of the following:

	December 31,	December 31,
	2021	2020
Accrued interest	$2,305,743	$2,117,134
Accrued compensation	978,381	615,919
Other accrued expenses	36,439	36,738
	$3,320,563	$2,769,791

NOTE 5 - PROMISSORY NOTES PAYABLE

In March 2014, the Company issued two promissory notes for a total of $230,000. The interest rate is the short-term applicable federal rate as determined by the Internal Revenue Service for the calendar month plus 10%. These two promissory notes are due on December 31, 2022, as amended. The outstanding balance was $230,000 and $230,000 as of December 31, 2021 and 2020, respectively.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

NOTE 6 - CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes payable at December 31, 2021 and 2020 consist of the following:

	December 31,	December 31,
	2021	2020
Convertible promissory notes with interest rates ranging from 10% to 12% per annum, convertible into common shares at a fixed price ranging from $0.001 to $0.03 per share. Maturity dates through December 31, 2022, as amended. ($67,500 in default)	$2,952,250	$3,222,400
Convertible promissory notes with interest rates ranging from 10% to 12% per annum, convertible into common shares at prices equal to 60% discount from the lowest trade price in the 20-25 trading days prior to conversion (as of December 31, 2020 the conversion price would be $0.001 per share). Maturity dates through December 31, 2022, as amended.	200,784	408,551
Convertible promissory notes with interest at 12% per annum, convertible into common shares of GES. The maturity dates through December 31, 2022, as amended. ($177,500 in default)	1,093,500	979,500
Total convertible promissory notes payable	4,246,534	4,610,451
Unamortized debt discount	(117,014)	(111,465)
Convertible promissory notes payable, net discount	4,129,520	4,498,986
Less current portion	(4,129,520)	(4,498,986)
Long-term portion	$-	$-

A rollforward of the convertible promissory notes payable from December 31, 2019, to December 31, 2021 is below:

Convertible promissory notes payable, December 31, 2019	$4,639,628
Issued for cash	445,000
Repayment for cash	(72,500)
Conversion to common stock	(598,973)
Debt discount related to new convertible promissory notes	(312,134)
Amortization of debt discounts	397,965
Convertible promissory notes payable, December 31, 2020	$4,498,986

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

NOTE 6 - CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

Issued for cash	526,500
Issued for original issue discount	101,740
Repayment for cash	(29,500)
Conversion to common stock	(268,400)
Issuance of common stock for debt settlement	(622,767)
Debt discount related to new convertible promissory notes	(415,482)
Amortization of debt discounts	338,443
Convertible promissory notes payable, December 31, 2021	$4,129,520

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

	December 31,	December 31,
	2021	2020
Risk-free interest rate	0.04%	0.10%
Expected life of the options (Years)	0.01	0.01
Expected volatility	157%	189%
Expected dividend yield	0%	0%

Fair Value	$118,400	$399,204

A rollforward of the derivative liability from December 31, 2019 to December 31, 20211 is below:

Derivative liabilities, December 31, 2019	$742,280
Change in fair value of derivative liabilities	(343,076)
Derivative liabilities, December 31, 2020	399,204
Relieved with debt settlement agreement	(199,624)
Change in fair value of derivative liabilities	(81,180)
Derivative liabilities, December 31, 2021	$118,400

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

On October 11, 2019, the Company’s shareholders approved an increase of the Company’s authorized shares by 1 Billion Common Shares

During the year ended December 31, 2021, the Company issued:

•

240,365,865 shares of common stock for the conversion of $270,149 of convertible notes and $102,179 of accrued interest;

•

1,072,893 shares of common stock for services rendered valued at fair value of $5,472. The shares were valued at 0.0051;

•

75,000,000 shares of common stock in connection with a note settlement agreement valued at fair value of $487,500; and

•

15,104,894 shares of common stock issued for cashless exercise of 24,545,454 warrants.

During the year ended December 31, 2020, the Company issued:

•

522,533,554 shares of common stock for conversion of $598,973 of convertible notes and $90,597 of accrued interest;

•

36,519,609 shares of common stock for the conversion of 10,798 shares of series B Preferred stock; and

•

168,365,384 shares of common stock for services rendered valued at $290,221. The shares were valued based on the market price at the date of grant.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

NOTE 8 - STOCKHOLDERS’ DEFICIT (continued)

Option Activity

A summary of the option activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2019	48,000,000	0.03	2.80	-
Granted	-
Exercised	-
Forfeited/Canceled	-
Outstanding, December 31, 2020	48,000,000	0.03	1.79	-
Granted	-
Exercised	-
Forfeited/Canceled	(33,000,000)	0.02
Outstanding, December 31, 2021	15,000,000	0.02	1.19	-
Exercisable, December 31, 2021	15,000,000	0.02	1.19	-

The exercise price for options outstanding at December 31, 2021:

Outstanding and Exercisable
Number of	Exercise
Options	Price
15,000,000	$0.02
15,000,000

Warrant Activity

A summary of warrant activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2019	596,532,925	0.009	1.47	79,800
Granted	167,675,780	0.002
Exercised	-
Forfeited/Canceled	(229,449,999)	0.005
Outstanding, December 31, 2020	534,758,706	0.009	1.80	32,015
Granted	99,188,311	0.005
Exercised	(24,545,454)	0.005
Forfeited/Canceled	(69,608,333)	0.010
Outstanding, December 31, 2021	539,793,230	0.007	1.40	114,802
Exercisable, December 31, 2021	539,793,230	0.007	1.40	114,802

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

NOTE 8 - STOCKHOLDERS’ DEFICIT (continued)

The exercise price for warrants outstanding at December 31, 2021:

Outstanding and Exercisable
Number of	Exercise
Warrants	Price
18,500,000	$0.00100
15,000,000	0.00176
11,111,111	0.00180
76,923,000	0.00190
154,423,000	0.00200
33,333,333	0.00300
25,000,000	0.00400
79,200,000	0.00500
21,308,336	0.00600
7,142,857	0.00700
52,694,593	0.05000
157,000	0.25000
45,000,000	0.00200
539,793,230

During the year ended December 31, 2021, the Company issued a total of 99,188,311 warrants in connection with a new convertible promissory note payable. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

•

Expected life of 2-5 years

•

Volatility of 157% - 219%;

•

Dividend yield of 0%;

•

Risk free interest rate of 0.04% - 0.89%

During the year ended December 31, 2020, the Company issued a total of 167,675,780 warrants in connection with a new convertible promissory note payable.

•

Expected life of 2.00-3.00 years

•

Volatility of 135% - 190%;

•

Dividend yield of 0%;

•

Risk free interest rate of 0.15% - 1.59%

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

NOTE 9 – INCOME TAXES

As of December 31, 2021, the Company had approximately $22,204,283 of federal net operating loss carryforwards available to offset future taxable income. These net operating losses which, if not utilized, begin expiring in 2029. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s net operating loss carryforwards may be subject to an annual limitation in the event of a change of control.

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

FASB ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the length of carryback and carryforward periods, and expectations of future profits, etc. The Company believes that significant uncertainty exists with respect to the future realization of the deferred tax assets and has therefore established a full valuation allowance as of December 31, 2021 and 2020. The change in the deferred tax valuation allowance increased by approximately $437,000 and $349,000 during the years ended December 31, 2021 and 2020, respectively. The increase in 2021 and 2020 was a result of additional net operating losses.

The components of deferred tax assets at December 31, 2021 and 2020 are as follows:

	2021	2020
Deferred income tax asset
Net operating loss carryforwards	$6,215,000	$6,070,000
Less: valuation allowance	(6,215,000)	(6,070,000)
Net deferred tax asset	$-	$-

The Company evaluated the provisions of FASB ASC 740 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.”  A liability is recognized (or amount of net operating loss carryforward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FASB ASC 740. Interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “interest expense, net” in the statement of operations.  Penalties would be recognized as a component of “general and administrative expenses.”  No interest or penalties were recorded during the years ended December 31, 2021 and 2020.  As of December 31, 2021 and 2020, no liability for unrecognized tax benefits was required to be reported.

The Company files income tax returns in the United States and in New York State and City. The Company is no longer subject to Federal, state and local income tax examinations by the tax authorities for tax years prior to 2017.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

NOTE 9 – INCOME TAXES (continued)

The reconciliation between the statutory federal income tax rate and the Company’s effective rate for the years ended December 31, 2021 and 2020 is as follows:

	2021	2020

Federal statutory rates	21.0%	21.0%
State income taxes, net of federal benefit	6.0%	6.0%
Non-deductible expenses	(10)%	(1.9)%
Valuation allowance against net deferred tax assets	(17)%	(25.1)%
Effective rate	0.0%	0.0%

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On December 26, 2017, the Company entered into a settlement agreement with a prior attorney with regards to outstanding legal fees owed. Pursuant to this settlement agreement, the Company paid $25,000 on January 5, 2018, and $25,000 on February 5, 2018, and was required to pay an additional $200,000 during 2018. On December 14, 2020, parties amended the settlement agreement to state that the Company shall pay the prior attorney Two Hundred Nineteen Thousand, Five Hundred and Seventy-Six Dollars and thirty nine cents ($219,576.39). The amount due shall be paid to the prior attorney in payments of Five Thousand Dollars per month for a period of thirty-four (34) months. On January 27, 2021, the Company made a payment of $5,000, on April 12, 2021, the Company made a payment of $15,000, on August 6, 2021, the Company made a payment of $5,000. On October 1, 2021, the Company made a payment of $5,000 and on November 12, 2021, the Company made a payment of $10,000.

On October 16, 2020, the Company’s subsidiary, Tidewater Energy Group Corp. was named as a defendant in a lawsuit filed in District Court in and For Tulsa County, State of Oklahoma, CJ-2020-3172. On January 13, 2021, the plaintiffs added the Company to the lawsuit. The plaintiffs are seeking damages, disgorgement and specific performance relief relating to a Purchase and Sale Agreement to purchase all of the membership interests in Foster Energy. The Company has obtained counsel to dispute the charges. On March 18, 2021, the Company filed a motion to dismiss and brief in support. The Company asserted that the plaintiffs’ claims are entirely without merit as the Company was not a party to the Purchase and Sale Agreement or the related non-disclosure agreement. Tidewater concurrently filed a motion to dismiss based on legal remedies available to Tidewater. The litigation is ongoing.

NOTE 11 – AGREEMENTS

On March 25, 2021, the Company entered into a second amended purchase agreement (APA) with Election Services Solutions. Under the second APA the Company entered into an amended asset purchase agreement with Election Services Solutions, LLC. Under the amended APA, the Company will purchase 100% of the assets of Election Services Solutions, LLC and the Company will pay $650,000, of which $511,150 has already been paid, and issue 40,000,000 common shares to purchase these assets under this second amended APA. This APA replaces the first amended purchase agreement signed on May 10, 2019, wherein the Company was to purchase 100% of the assets of Election Services Solutions, LLC. The Company was to pay $550,000, of which $511,150 has already been paid, and issue 20,000,000 common shares to purchase these assets under this first amended APA. GES derives over 80% of its current business from Election Services Solutions. Management anticipates the closing of this transaction will occur in the fourth quarter of 2022.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

NOTE 11– AGREEMENTS (continued)

On May 13, 2019, the Company entered into a joint venture agreement with Voting Portals, LLC (VP), a Florida limited liability company. Pursuant to this agreement, the joint venture will be making use of the VP online e-voting web portal solutions and proprietary e-voting software programs to service and fulfill GES’s clients’ online elections and other e-voting events pursuant to the terms of the agreement, as well as any other ventures and relationships agreed to pursuant to the goals of the agreement. The Agreement was amended and as part of this agreement, the Company will be issuing 10,000,000 common shares to VP for services rendered, and VP will own 100% of the rights to the software, while GES will be responsible for all administrative and other election procedures. This transaction will close in the 3rd Quarter of 2022.

On January 14, 2022, GES entered into an Independent Consulting Agreement (ICA) with Magdiel Rodriquez. Under the terms of the ICA Magdiel Rodriquez will receive 15,000,000 million common shares in return for his software expertise in the development of GES election software. This new ICA replaces an amended MSA signed May 13, 2019 with HCAS and Magdiel Rodriquez wherein the Company was to issue a total of 30,000,000 warrants to purchase the Company’s common shares at a price of $0.005 as consideration for the services of HCAS and Mr. Magdiel Rodriquez. Mr. Rodriguez has over 25 years’ experience in the areas of Information Security, Enterprise Risk Management and Compliance, Information Technology and Operations including 21 years with Visa Inc. where he performed as Senior Business Leader of Information Security. Magdiel has extensive experience in a broad range of areas related to Information Security, Network Engineering, and Enterprise Governance, Risk and Compliance and Payment networks within the financial industry. Management anticipates the closing of this transaction will occur in the second quarter of 2022.

On June 27, 2019, Blockchain Valley Ventures and GES signed an amended agreement calling for a $25,000 CHF payment for the development and facilitation of an extended workshop with relevant and best in class third party blockchain technology companies, wherein BVV was to serve as an advisor in connection with a Voter Registration, Voter Authentication, and Voter Eligibility using a Blockchain Platform and GES would pay BVV $25,000 CHF payment upon completion of the engagement. This agreement replaced a June 19, 2019, engagement letter with Blockchain Valley Ventures (“BVV”) of Zug Switzerland. Under the terms of the original agreement, GES was to pay BVV 50,000 Swiss Francs (CHF).

GES made payments of $25,000 CHF and received the working paper primarily covering the following matters:

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

NOTE 11– AGREEMENTS (continued)

The Working Paper discusses a high-level envisaged Blockchain platform, including a foundational flowchart, and implementation recommendation; BVV is a Crypto Valley, Switzerland based venture capital firm who consists of highly successful entrepreneurs, finance experts, blockchain technology experts and ICO experienced analysts and consultants. The documents created will be used by GES, to begin to create a Minimal Viable Product. This Product, along with GES licensing rights on GES existing Registration and Tabulation Software will be owned by GES. The anticipated development start is in the 1st quarter 2023.

GES Investment in TrueVote Inc.

On June 15, 2019, GES entered into a Term Sheet, and Common Stock Purchase Agreement to create a joint venture with TrueVote, Inc. Under the terms of the agreement GES was to invest $50,000 into a 24 Month Debenture and issue a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company. The Company will receive 3 million common shares of TrueVote, representing 30% of TrueVote Inc. The Company on December 17, 2019 paid $40,000 to True Vote. Under the terms of the agreement GES is to invest an additional $10,000 and the Company issue a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company. On June 1st, 2021, TrueVote issued its White Paper “A transparent Electronic Voting System validated by the Bitcoin Blockchain” TrueVote, Inc. is building a comprehensive end-to-end, de-centralized, completely digital voting system. This will be based on traditional, proven database methodologies, and layered with a "checksum" that's posted on the Blockchain, proving all data is immutable and unalterable. This design will ensure that every vote is transparently counted and verifiable. Due to the new guidelines issued by the Election Assistance Commission and its Voluntary Voting Guidelines 2.0, the Company is currently renegotiating this transaction and expects to complete the renegotiation by the 3rd quarter 2022.

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

On June 15, 2019, GES entered into a Term Sheet to create a joint venture with TrueVote, Inc. Under the terms of the agreement GES will invest $50,000 into a 24 Month Debenture and issue a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of Global Arena Holding Inc., (“GAHC”). GAHC will receive 3 million common shares of TrueVote, representing 30% of TrueVote Inc. TrueVote, Inc. is building a comprehensive end-to-end, de-centralized, completely digital voting system. This will be based on traditional, proven database methodologies, and layered with a "checksum" that's posted on the Blockchain, proving all data is immutable and unalterable. This design will ensure that every vote is transparently counted and verifiable.Upon the closing of the agreement, GES will have invested $50,000 into a 24 Month Debenture and will have issued a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company, and the Company will receive 3,000,000 common shares of

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

NOTE 11– AGREEMENTS (continued)

TrueVote Inc. as part of the joint venture between the companies. The Company on December 17, 2019 paid $40,000 to True Vote. The Company will pay an additional $10,000 and a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company, in the 1st quarter of 2021. Management is currently re-negotiating this contract.

2) Tidewater Energy Group Inc.

On November 19, 2019, the Company incorporated a new wholly owned entity in the State of Delaware called Tidewater Energy Group Inc. The Board of Directors appointed John S. Matthews and Jason Old as Board members.

The Company was formed to explore opportunities in the oil, gas, mineral, and energy business. Tidewater Energy Group Inc. has 40,000,000 common shares authorized: par value $0.001. There are currently 10,000,000 common shares issued and outstanding of which the Company holds 5,100,000 common shares (51%). The Company invested $50,000 into Tidewater Energy Group Inc. for general capital and administrative expenses in January 2020.

3) GAHI Acquisition Corp.

On June 7, 2019, the Company’s second subsidiary, GAHI Acquisition Corp. (GAHI) was authorized by the Company’s Board of Directors to infuse an initial deposit of $50,000 into the subsidiary for general capital and administrative expenses. GAHI Acquisition will be repurposed in order to explore potential new business ventures in an effort to increase shareholder value. The Company will cause GAHI Acquisition to explore opportunities in the energy and minerals business, which may provide investment opportunities, including the possibility of providing blockchain technology software to energy and mineral companies. The Company added Mr. Jason N. Old to the GAHI Acquisition Board as a Director. On November 28, 2019, the Company’s Board of Directors authorized the termination of the transaction previously authorized to infuse an initial deposit of $50,000 into GAHI Acquisition for general capital and administrative expenses and have GAHI Acquisition repurposed in order to explore opportunities in the energy and minerals business, which may provide investment opportunities, including the possibility of providing blockchain technology software to energy and mineral companies. GAHI Acquisition will remain a 100% subsidiary of the Company and will focus on Blockchain related companies for investments and acquisition.

NOTE 12– SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the consolidated balance sheet date through April 1, 2022 (the consolidated financial statement issuance date).

On January 11, 2022, the Company entered into a 12% annum interest convertible promissory note with Mast Hill Fund, L.P. for the principal amount of $140,000 with an original issue discount in the amount of $14,000 mature in twelve months. The note can be converted to the Company’s common stock at $0.0005 per share. In connection with the issuance of the convertible promissory note, the Company also issued two common stock purchase warrant; the first common stock purchase warrant for a total of 100,000,000 shares of the Company’s common stock and the second common stock purchase warrant for a total of 260,000,000 shares of the Company’s common stock. The exercise price for both warrants are $0.0005 per share vesting in five years.

On February 2, 2022, Global Election Services, Inc. entered into a promissory note with Kim Kaminsky for the amount of $12,000 with original issue discount of $2,000. The note has been repaid in full as of April 1, 2022.

On February 3, 2022, Global Election Services, Inc. entered into a promissory note with Tom Kivisto for the amount of $17,500 with original issue discount of $2,500. The note bears 10% interest and mature in six months.

On March 30, 2022, the Company entered into a convertible note with Robert Reyers for the amount of $10,500. The note bears a 12% interest and mature in twelve months. The Note can be converted into 8,000,000 shares of the Company’s common stock.

On March 30, 2022, the Company entered into a convertible note with Stanley Goldstein for the amount of $20,000. The note bears a 12% interest and mature in twelve months. The Note can be converted into 8,000,000 shares of the Company’s common stock.
46

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Controls and Procedures

During the year ended December 31, 2021, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2021. Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures were not effective as of December 31, 2021 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

·

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

Resumes

John Matthews, age 60, has served as the Chief Executive Officer, Chief Financial Officer, and director of Global Arena Holding Inc.  Mr. Matthews has served as the Chairman of Global Election Services since 2015 and a Director of GAHI Acquisition Corp. since 2015 and as a Director in Tidewater Energy Group since 2019.  In these positions, he has directed the investment into Blockchain Technologies Corp and has initiated the upgraded elections software and hardware applications covering registration, election tabulation, and reporting.  Mr. Matthews has been involved in United States politics since the 1980s, having worked on and for numerous State, Congressional and Presidential elections.  Mr. Matthews worked on Senator Daniel Patrick Moynihan’s campaign for the US Senate in 1988 and concurrently served as Senator Moynihan’s Director of the Senator’s New York Office acting as the Senator’s senior Ombudsman and was responsible for all constituent services and legislative initiatives.  Mr. Matthews served as an officer in various United States broker dealers from 1992 to 2014.  He received a BA from Long Island University in 1987.

Facundo Bacardi, age 75, is a current shareholder and member of the family that owns and controls Bacardi Ltd., a worldwide liquor manufacturer and distributor.  From 1979 to 1991, he was in charge of Bacardi’s manufacturing and distribution division for Nassau, Brazil, Trinidad and Central America.  Currently, Mr. Bacardi serves as a director of Suramericana de Inversiones, S.A., an investment company located in Panama, and has served in that capacity since 1990.

Martin J. Doane, age 53, is a director of Global Arena Holdings Corp. since November 7, 2011.  He has been a founding partner and CEO of Ubequity Capital since 2006.  He served as vice president and secretary of Northern Empire Energy Corporation from March 20, 2012, to September 4, 2013.  He was the chief executive officer of Adenyo Inc. from 2004 through 2009.  He has served as the chief executive officer of MeeMee Media Inc. since April 2013.  He was the vice president and secretary of EnDev Holdings Inc. from July 2010 to April 2013.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the Company must file a Form 4 reporting the acquisition or disposition of Company's equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply.  Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the Company's fiscal year.  Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder.  To our knowledge, based solely on a review of the copies of these reports furnished to it, the officers, directors, and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements during 2021.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to our executive officers.

	Summary Compensation Table
Name and Principal Position	Cash Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John Matthews	2021	137,915 (1)	-	-	-	0
CEO	2020	177,235 (2)	-	-	-	177,235

(1) Mr. Matthews received $0 as his salary from the Company and $137,915 from GES

(2) Mr. Matthews received $30,500 as his salary from the Company and $146,735 from GES.

Outstanding Equity Awards at Fiscal Year End

There were no equity awards outstanding at December 31, 2021.  On April 13, 2020, the Board of Directors amended the employment contract of John Matthews dated December 8, 2017.  Pursuant to the amended terms, the stock options granted under Section 3.3 of the employment contract were cancelled and granted Mr. Matthews a stock award of 55,000,000 common shares at $.0018 per common share (110% of the market price on the date of grant).

The shares were issued on October 21, 2020.

Director Compensation

The following table set forth certain information as to the compensation paid to our Directors.

	Summary Compensation Table
Name and Principal Position	Cash Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John S. Matthews	2021	137,915 (1)	-	-	-	xx
Chairman	2020	177,235 (2)	-	-	-	177,235
Facundo Bacardi	2020	-	-	-		-
Director	2019	-	-	-	-	-
Martin Doane	2020	-	-	-		-
Director	2019	-	-	-	-	-

1) Mr. Matthews received $0 as his salary from the Company and $137,915 from GES.

2) Mr. Matthews received $30,500 as his salary from the Company and $146,735 from GES.

On April 13, 2020, the Board of Directors cancelled the stock options authorized but never formally granted to Martin Doane and Facundo Bacardi as directors’ compensation for years ended December 31, 2017, 2018, and 2019 and granted Martin Doane and Facundo Bacardi stock awards of 36,682,692 common shares each at $.0018 per common share (110% of the market price on the date of grant. The shares were issued on October 21, 2020.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2022, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

Name and Address	Amount	Percentage
John Matthews	57,842,028	2.77%.
208 East 51 Street, Suite 112
New York, NY 10022

Facundo Bacardi	36,682,692(1)	1.75%
208 East 51 Street, Suite 112
New York, NY 10022

Martin Doane	36,682,692(1)	1.75%
208 East 51 Street, Suite 112
New York, NY 10022

All Officers and Directors as a Group (3 persons)	131,207,412	6.27%.

On April 13, 2020, the Board of Directors granted the following stock awards to the directors at $.0018 per common share (110% of the market price on the date of grant ) . The shares were issued on October 21, 2020.

John Matthews - 55,000,000 common shares

Martin Doane - 36,682,692 common shares

Facundi Bacardi - 36,682,692 common shares

Based upon 1,910,633,513.5 outstanding common shares as of March 30, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the years ended December 31, 2021 and 2020 for professional services rendered by Raul Carrega (PCAOB # 1939) for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the periods ended December 31, 2021 and 2020 were $45,000 and $ 86,000, respectively.

Audit related fees

The aggregate fees billed for the years ended December 31, 2021 and 2020 for assurance and related services by Raul Carrega that are reasonably related to the performance of the audit or review of the Company’s financial statements for those fiscal years were included in the above listed were $0 and $0, respectively.

Tax Fees

We incurred aggregate tax fees and expenses from Raul Carrega during the years ended December 31, 2021 and 2020 for professional services rendered for tax compliance, tax advice, and tax planning of $0 and $0, respectively.

All Other Fees

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.  All of the services described above for fiscal year 2021 were approved by the board of directors pursuant to its policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2021 and 2020

Statements of Operations for the years ended December 31, 2021 and 2020

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2021 and 2020

Statements of Cash Flows for the years ended December 31, 2021 and 2020

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

Date:  April 1, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/John Matthews	CEO, CFO Controller	April 1, 2022
Director,
/s/Facundo Bacardi	Director	April 1, 2022

/s/Martin Doane	Director	April 1, 2022