Form 10-Q
period 2022-03-31
Global Arena Holding, Inc.
filed 2022-05-23
CIK 1138724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒                Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

-OR-

☐                Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of May 23, 2022, the registrant had 2,176,707,372 outstanding shares of common stock.

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$11,846	$13,295
Total current assets	11,846	13,295

Deposits for proposed acquisitions	551,150	551,150
TOTAL ASSETS	$562,996	$564,445

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$349,855	$366,289
Accrued expenses	3,545,358	3,320,563
Convertible promissory notes payable,
net of debt discount of $163,447 and $111,465	4,210,087	4,129,520
Promissory notes payable	230,000	230,000
Deferred revenue	-	21,500
Derivative liability	118,352	118,400
Total current liabilities	8,453,652	8,186,272

STOCKHOLDERS' DEFICIT
Global Arena Holdings, Inc.
Preferred stock, $0.001 par value; 2,000,000 shares authorized;
Series B preferred stock; 250,000 shares authorized
49,202 and 49,202 issued and outstanding	49	49
Common stock, $0.001 par value; 2,000,000,000 shares authorized;
2,091,007,372 and 2,044,502,156 shares issued and outstanding	2,091,007	2,044,502
Additional paid-in capital	20,059,493	19,951,515
Accumulated deficit	(30,018,164)	(29,594,851)
Total Global Arena Holdings, Inc. stockholders’ deficit	(7,867,614)	(7,598,785)
Noncontrolling interest	(23,042)	(23,042)
Total stockholders’ deficit	(7,890,656)	(7,621,826)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	562,996	564,445

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Services	$197,831		$234,585

Operating expenses:
Salaries and benefits	174,919		117,712
Marketing and advertising	41,194		-
Software development	7,163		3,852
Professional fees	107,980		53,932
General and administrative	72,126		39,948
Printing	20,309		61,634
Total operating expenses	423,691		277,078

Loss from operations	(225,860)		(42,493)

Other expenses:
Interest expense and financing costs	(197,503)		(170,317)
Change in fair value of derivative liability	48		(512,209)
Gain on settlement of debt	-		509,080
Total other expenses	(197,455)		(173,446)
Income (loss) before provision for taxes	(423,313)		(215,939)
Provision for income taxes			-
Net loss	(423,313)		(215,939)
Net loss attributed to noncontrolling interest			-
Net loss attributed to Global Arena Holdings, Inc.	$(423,313)		$(215,939)

Weighted average shares outstanding - basic and diluted	2,064,848,188		1,751,440,282
Earnings (loss) per share - basic and diluted	$(0.00)		$(0.00)
	$(0.00)	$	(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Global Stockholders'	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance, December 31, 2021	49,202	$49	2,044,502,156	$2,044,502	$19,951,515	$(29,562,303)	$(7,566,237)	$(23,042)	$(7,589,279)
Issuance of common stock for convertible debt and accrued interest			46,505,216	46,505	11,627		58,132		58,132
Alolocated value of warrants and beneficial conversion feature related to issuance of convertible note					96,352		96,352
Net loss						(423,313)	(423,313)
Balance, March 31, 2022	49,202	$49	2,091,007,372	$2,091,007	$20,059,494	$(30,018,163)	$(7,867,614)	$(23,042)	$(7,890,656)

Balance, December 31, 2020	49,202	$49	1,712,958,504	$1,712,959	$19,128,836	$(28,684,689)	$(7,842,845)	$(23,042)	$(7,865,887)
Issuance of common stock for convertible debt and accrued interest			69,746,667	69,746	12,758		82,504		82,504
Fair value of stock options issued for Series B Preferred Stock			75,000,000	75,000	412,500		487,500		487,500
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt					212,584		212,584		212,584
Net loss						(215,939)	(215,939)		(215,939)
Balance, March 31, 2021	49,202	$49	1,857,705,171	$1,857,705	$19,766,678	$(28,900,628)	$(7,276,196)	$(23,042)	$(7,299,238)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES:
Net income (loss)	$(423,313)	$(215,939)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Amortization of debt discount	69,419	54,347
Change in fair value of derivative liability	(48)	512,209
Gain on settlement of debt	-	(509,080)
Change in assets and liabilities:
Deferred revenue	(21,500)	(106,095)
Accounts payable	(16,434)	(13,694)
Accrued expenses	232,927	184,663
Net cash used in operating activities	(158,949)	(93,589)

FINANCING ACTIVITIES:
Proceeds from convertible promissory notes payable	171,000	226,500
Repayment of convertible promissory notes payable	(13,500)	-
Net cash used in financing activities	157,500	226,500

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,449)	132,911

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	13,295	57,422

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$11,846	$190,333

CASH PAID FOR:
Interest	-	$-
Income taxes	-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Allocated value of warrants and beneficial conversion features related to debt	$96,352	$212,584
Debt converted to common stock	$58,132	$82,504
Issuance of stock for debt settlement	$-	$487,500

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

GES has developed proprietary election software for a data storage and retrieval registration system to determine voter eligibility and prevent duplicate votes with In-Person digital signature capture, as well as proprietary election software for scanning/tabulation utilizing advanced OMR/OCR/Barcode imaging software featuring de-skewing, de-speckling and image correction.  This system provides three types of audit capabilities.  The hardware includes high speed optical scanners that are hard lined to a computer with all Wi-Fi disabled so the entire tabulation utilizing process occurs offline, eliminating the opportunity for hacking.  GES is also working with multiple vendors and has made investments in companies that are developing Blockchain Technology for a data storage and retrieval registration system, tabulation of paper Absentee/Mail Ballots, and internet voting.

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

On June 15, 2019, GES entered into a Term Sheet to create a joint venture with TrueVote, Inc. Under the terms of the agreement GES was to invest $50,000 into True Vote thru a 24 Month Debenture and issue a three year warrant exercisable at $0.01 for 4,500,000 common shares of the Company. The Company will receive 3 million common shares of TrueVote, representing 30% of TrueVote Inc.  On December 16, 2019, this Term Sheet was amended to provide for a December 17, 2019, payment by the Company for $ 40,000 to True Vote. As of the date of this filing the Company will pay an additional $ 10,000 and a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company, and the Company will receive 3,000,000 common shares of TrueVote Inc representing Thirty percent (30%) as part of the joint venture between the companies.  Due to the new guidelines issued by the Election Assistance Commission and its Voluntary Voting Guidelines 2.0. The Company is currently renegotiating this transaction and expects to complete the renegotiation by the 3rd quarter 2022..

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

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the financial condition of the Company and its operating results for the respective periods. The condensed consolidated balance sheet at December 31, 2021 has been derived from the Company's audited consolidated financial statements. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company has generated recurring losses from operations and cash flow deficits from its operations since inception and has had to continually borrow to continue operating. In addition, certain of the Company’s debt is in default as of March 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations. The Company continues to raise funds from the issuance of additional convertible promissory note. Management is hopeful that with their ability to raise additional funds that the Company should be able to continue as a going concern.

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

			March 31,
			2022	2021
Options			15,000,000	-
Warrants	873,793,230	35,854,978
Convertible notes	1,562,603,654	1,219,968,017
Total	2,482,063,551	1,255,822,995

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

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of March 31, 2022 and December 31, 2021.

	Fair Value	Fair Value Measurements at
	As of	March 31, 2022
Description			March 31, 2022	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$118,352	$-	$118,352	$-

Total	$118,352	$-	$118,352	$-

	Fair Value	Fair Value Measurements at
	As of	December 31, 2021
Description	December 31, 2021	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$118,400	$-	$118,400	$-

Total	$118,400	$-	$118,400	$-

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

On June 15, 2019, GES entered into a Term Sheet, and Common Stock Purchase Agreement to create a joint venture with TrueVote, Inc. Under the terms of the agreement GES was to invest $50,000 into a 24 Month Debenture and issue a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company. The Company will receive 3 million common shares of TrueVote, representing 30% of TrueVote Inc. The Company, on December 17, 2019, paid $ 40,000 to True Vote. Under the terms of the agreement GES is to invest an additional $10,000 and the Company issue a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company. On June 1st, 2021, TrueVote issued its White Paper “A transparent Electronic Voting System validated by the Bitcoin Blockchain” TrueVote, Inc. is building a comprehensive end-to-end, de-centralized, completely digital voting system. This will be based on traditional, proven database methodologies, and layered with a "checksum" that's posted on the Blockchain, proving all data is immutable and unalterable. This design will ensure that every vote is transparently counted and verifiable.  Due to the new guidelines issued by the Election Assistance Commission and its Voluntary Voting Guidelines 2.0. The Company is currently renegotiating this transaction and expects to complete the renegotiation by the 3rd quarter 2022.

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

NOTE 4– ACCRUED EXPENSES

Accrued expenses at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31,	December 31,
	2022	2021
Accrued interest			$2,425,695	$2,305,743
Accrued compensation	1,083,224	978,381
Other accrued expenses	36,438	36,439
	$3,545,357	$3,320,563

NOTE 5 - PROMISSORY NOTES PAYABLE

In March 2014, the Company issued two promissory notes for a total of $230,000. The interest rate is the short-term applicable federal rate as determined by the Internal Revenue Service for the calendar month plus 10%. These two promissory notes are due on December 31, 2021, as amended.  The outstanding balance was $230,000 and $230,000 as of March 31, 2022 and December 31, 2021, respectively.

NOTE 6 - CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes payable at March 31, 2022 and December 31, 2021 consist of the following:

			March 31,	December 31,
			2022	2021
Convertible promissory notes with interest rates ranging from 10% to 12% per annum, convertible into common shares at a fixed price ranging from $0.001 to $0.03 per share. Maturity dates through December 2022, as amended. ($1,689,000 in default)			$3,042,250	$2,952,250
Convertible promissory notes with interest rates ranging from 10% to 12% per annum, convertible into common shares at prices equal to 60% discount from the lowest trade price in the 20-25 trading days prior to conversion (as of December 31, 2020 the conversion price would be $0.001 per share). Maturity dates through December 31, 2022, as amended.	200,784	200,784
Convertible promissory notes with interest at 12% per annum, convertible into common shares of GES. The maturity dates through December 31, 2022, as amended. ($504,500 in default)	1,130,500	1,093,500
Total convertible promissory notes payable	4,373,534	4,246,534
Unamortized debt discount	(163,447)	(117,014)
Convertible promissory notes payable, net discount	4,210087	4,129,520
Less current portion	(4,210,087)	(4,129,520)
Long-term portion	$-	$-

A rollforward of the convertible promissory notes payable from December 31, 2021 to March 31, 2022 is below:

Convertible promissory notes payable, December 31, 2021		$4,129,520
Issued for cash	190,500
Issued for original issue discount	(19,500)
Conversion to common stock	(50,000)
Issuance of common stock for debt settlement	-
Debt discount related to new convertible promissory notes	(96,352)
Amortization of debt discounts	69,419
Convertible promissory notes payable, March 31, 2022	$4,210,087

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

	March 31,	December 31,
	2022	2021
Risk-free interest rate			1.84%	0.04%
Expected life of the options (Years)	0.01	0.01
Expected volatility	111%	157%
Expected dividend yield	0%	0%

Fair Value	$118,352	$118,400

A rollfoward of the derivative liability from December 31, 2021 to March 31, 2022 is below:

Derivative liabilities, December 31, 2021		$118,400
Change in fair value of derivative liabilities	(48)
Derivative liabilities, March 31, 2022	$118,352

NOTE 8 - STOCKHOLDERS’ DEFICIT

Series B Preferred Stock

Pursuant to the Company’s Certificate of Incorporation, the Company has authorized 2,000,000 shares of $0.001 par value Preferred Stock.  The Company has designated 250,000 of the 2,000,000 shares as Series B Preferred Stock. The Series B Preferred Stock dividend is cumulative and accruing at the rate of ten percent (10%) per annum. The dividend shall be paid in common stock of the Company at the current market price. No dividend may be paid on common shares so long as the Series B Preferred Stock dividend is outstanding. Each Series B preferred share, valued at $10 per Series B preferred share, shall be convertible into a number of common shares at the previous average of the 5 Trading day closing price as reported by OTC Pink, equal to a value of $11.5. The conversion right is only available when the common shares are trading at above $.006. At any time prior to the second anniversary of issuance, the Company may redeem, in whole or in part, the Series B Preferred Stock at an amount equal to 115% of purchase price on not less than thirty (30) days nor more than sixty (60) days’ written notice

During the year ended December 31, 2017, the Company sold 90,000 shares of Series B Preferred Stock for cash proceeds of $900,000.  During the year ended December 31, 2018, 30,000 of these preferred shares were converted into 30,743,885 shares of common stock.  During the year ended December 31, 2020, 10,798 of these preferred shares were converted into 36,519,609 shares of common stock.

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

On October 11, 2019, the Company’s shareholders approved an increase of the Company’s authorized shares to One Billion (1,000,000,000) common shares.

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

 On September 7, 2021, the stockholders of the Company voted to ratify the appointment of Raul Carrega, CPA as the Company’s independent registered public accounting firm for the year ending December 31, 2021

During the three months ended March 31, 2021, the Company issued 69,745,667 shares of common stock for convertible notes of $68,400 and accrued interest of $14,104 and issued 75,000,000 shares of common stock in connection with a note settlement agreement valued at $487,500.  The shares were valued based on the market price on the grant date.

Option Activity

A summary of the option activity is presented below:

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($)
Outstanding, December 31, 2021	15,000,000	0.02	1.19	-
Granted	-
Exercised	-
Forfeited/Canceled	-
Outstanding, March 31, 2022	15,000,000	0.02	0.69	-
Exercisable, March 31, 2022	15,000,000	0.02	0.69	-

The exercise price for options outstanding at March 31, 2022 is as follows:

Outstanding and Exercisable
Number of Options	Exercise Price
15,000,000	$0.02
15,000,000

Warrant Activity

A summary of warrant activity is presented below:

	Number of Warrants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($)
Outstanding, December 31, 2021	539,793,230	0.070	1.40	114,802
Granted	360,000,000
Exercised
Forfeited/Canceled	(56,125,000)
Outstanding, March 31, 2022	873,793,230	0.005	2.83	587,052
Exercisable, March 31, 2022	873,793,230

The exercise price for warrants outstanding at March 31, 2022 is as follows:

Outstanding and Exercisable
Number of Warrants	Exercise Price
18,500,000	$0.00100
111,111	0.00180
76,923,000	0.00190
154,423,000	0.00200
33,333,333	0.00300
25,000,000	0.00400
79,200,000	0.00500
21,308,336	0.00600
7,142,857	0.00700
52,694,593	0.05000
157,000	0.25000
45,000,000	0.00200
360,000,000	0.00050
873,793,230

During the three months ended March 31, 2022, the Company issued a total of 360,000,000 warrants in connection with a new convertible promissory note payable. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

•    Expected life of 5 years

•    Volatility of 111%;

•    Dividend yield of 0%;

•    Risk free interest rate of 1.84%

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On December 26, 2017, the Company entered into a settlement agreement with a prior attorney with regards to outstanding legal fees owed. Pursuant to this settlement agreement, the Company paid $25,000 on January 5, 2018, and $25,000 on February 5, 2018, and was required to pay an additional $200,000 during 2018. On December 14, 2020, parties amended the settlement agreement to state that the Company shall pay the prior attorney Two Hundred Nineteen Thousand, Five Hundred and Seventy-Six Dollars and thirty nine cents ($219,576.39). The amount due shall be paid to the prior attorney in payments of Five Thousand Dollars per month for a period of thirty-four (34) months. On January 27, 2021, the Company made a payment of $5,000, on April 12, 2021, the Company made a payment of $15,000, on August 6, 2021, the Company made a payment of $5,000. On October 1, 2021, the Company made a payment of $ 5,000 and on November 12, 2021, the Company made a payment of $10,000. On January 7, 2022, the Company made a payment of $ 5,000 and on February 18, 2022, the Company made a payment of $5,000.

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

NOTE 10 - AGREEMENTS

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

On June 27, 2019, Blockchain Valley Ventures and GES signed an amended agreement calling for a $25,000 CHF payment for the development and facilitation of an extended workshop with relevant and best in class third party blockchain technology companies, wherein BVV was to serve as an advisor in connection with a Voter Registration, Voter Authentication, and Voter Eligibility using a Blockchain Platform and GES would pay BVV $25,000 CHF payment upon completion of the engagement. This agreement replaced a June 19, 2019 engagement letter with Blockchain Valley Ventures (“BVV”) of Zug Switzerland. Under the terms of the original agreement, GES was to pay BVV 50,000 Swiss Francs (CHF).

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

1)    GES Investment in TrueVote Inc.

On June 15, 2019, GES entered into a Term Sheet, and Common Stock Purchase Agreement to create a joint venture with TrueVote, Inc. Under the terms of the agreement GES was to invest $50,000 into a 24 Month Debenture and issue a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company. The Company will receive 3 million common shares of TrueVote, representing 30% of TrueVote Inc. The Company, on December 17, 2019, paid $ 40,000 to TrueVote. Under the terms of the agreement GES is to invest an additional $10,000 and the Company issue a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company. On June 1st, 2021, TrueVote issued its White Paper “A transparent Electronic Voting System validated by the Bitcoin Blockchain”

TrueVote, Inc. is building a comprehensive end-to-end, de-centralized, completely digital voting system. This will be based on traditional, proven database methodologies, and layered with a "checksum" that's posted on the Blockchain, proving all data is immutable and unalterable. This design will ensure that every vote is transparently counted and verifiable.  Due to the new guidelines issued by the Election Assistance Commission and its Voluntary Voting Guidelines 2.0, the Company is currently renegotiating this transaction and expects to complete the renegotiation by the 3rd quarter 2022.

The TrueVote Voting System will be based on traditional, proven database methodologies and layered with a “checksum” that is posted on the blockchain, proving all data is immutable and unalterable.

TrueVote is directed by Brett Morrison recently the Director of Enterprise Information Systems at SpaceX. Brett was as an e-commerce pioneer, getting brands online and creating a new channel for sales at the beginning of the e-commerce boom. Brett co-founded Onestop Internet in 2003 out of his garage and built the original e-commerce and warehouse management software that started the company. Throughout his time as Chief Technology Officer and Chief Innovation Officer at Onestop, he oversaw and managed its growth and architected and helped build the new Onestop 2.0 platform. Prior to Onestop, Brett co-founded one of the first photo sharing companies on the Internet, ememories.com, which was sold to PhotoWorks, one of the largest photo processing companies in the U.S. True Vote is also directed by Ped Hasid who graduated UCLA with Magna Cum Laude Honors in 2007. Ped later went on to cofound Block26, a venture vehicle for the DLT space established in 2014, leading the technology and investment strategy for the firm. Block26 to date has financed and incubated innovative projects that aim to enhance consumer adoption of DLT technology.

On June 15, 2019, GES entered into a Term Sheet to create a joint venture with TrueVote, Inc. Under the terms of the agreement GES will invest $50,000 into a 24 Month Debenture and issue a three year warrant exercisable at $0.01 for 4,500,000 common shares of Global Arena Holding Inc., (“GAHC”). GAHC will receive 3 million common shares of TrueVote, representing 30% of TrueVote Inc. TrueVote, Inc. is building a comprehensive end-to-end, de-centralized, completely digital voting system. This will be based on traditional, proven database methodologies, and layered with a "checksum" that's posted on the Blockchain, proving all data is immutable and unalterable. This design will ensure that every vote is transparently counted and verifiable. Upon the closing of the agreement, GES will have invested $50,000 into a 24 Month Debenture and will have issued a three year warrant exercisable at $0.01 for 4,500,000 common shares of the Company, and the Company will receive 3,000,000 common shares of TrueVote, Inc. as part of the joint venture between the companies. The Company, on December 17, 2019, paid $40,000 to TrueVote. The Company will pay an additional $10,000 and a three year warrant exercisable at $0.01 for 4,500,000 common shares of the Company, in the 1st quarter of 2021. Management is currently re-negotiating this contract.

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

On January 11, 2022, the Company entered into a 12% annum interest convertible promissory note with an investor for the principal amount of $140,000 with an original issue discount in the amount of $14,000 mature in twelve months. The note can be converted to the Company’s common stock at $0.0005 per share. In connection with the issuance of the convertible promissory note, the Company also issued two common stock purchase warrant, the first common stock purchase warrant for a total of 100,000,000 shares of the Company’s common stock and the second common stock purchase warrant for a total of 260,000,000 shares of the Company’s common stock. The exercise price for both warrants are $0.0005 per share vesting in five years.

On February 2, 2022, Global Election Services, Inc. entered into a promissory note with an investor for the amount of $12,000 with original issue discount of $2,000. The note has been repaid in full as of March 31, 2022.

On February 3, 2022, Global Election Services, Inc. entered into a promissory note with an investor for the amount of $17,500 with original issue discount of $2,500. The note bears 10% interest and mature in six months.

On March 30, 2022, the Company entered into a convertible note with an investor for the amount of $20,000. The note bears a 12% interest and mature in twelve months. The Note can be converted into Global Election Services Inc. common stock at an $8,000,000 valuation.

NOTE 11 – SUBSEQUENT EVENTS

On April 7, 2022, Global Election Services, Inc, entered into a convertible note with an investor for the amount of $12,500. The note bears a OID of $1,500 and matures in 90 days. The Note can be converted into Global Election Services Inc common stock at an $ 8 million dollar valuation.

On April 7, 2022, Global Election Services, Inc,  entered into a convertible note with an investor for the amount of $12,500. The note bears OID of $1,500 and matures in 90 days. The Note can be converted into Global Election Services Inc common stock at an $ 8 million dollar valuation.

On May 20, 2022, Global Election Services, Inc, entered into a convertible note with an investor for the amount of $26,000. The note bears interest of 12% and matures in 90 days. The Note can be converted into Global Election Services Inc common stock at an $ 8 million dollar valuation.

On April 15, 2022, the Company made a $10,000 final payment for the joint venture with TrueVote, Inc.

On March 31, 2022, the Company was named as a defendant in a lawsuit filed in the Supreme Court of the State of New York, Index No. 651531/2002. The plaintiff has alleged breach of their individual employment contract and unjust enrichment. The plaintiff is seeking damages relating to a plaintiff’s 2015 prior employment agreement with the Company. The Company has obtained counsel to dispute the charges.

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

Every state has a vote by mail process right now. Voters may request an Absentee Mail Ballot from their County Board of Elections or a Vote by Mail ballot is sent. In either case, our proprietary registration and tabulation software has an immediate need. In the 2016 U.S. Presidential election, approximately thirty three million (33 ,000,000) ballots were cast by mail making up about 25% of the votes. Most individuals think only of the Presidential election every four years as the Election. In reality, municipal Board of Elections throughout the U.S. are conducting elections annually for such elected positions as; Governor, Mayor, City Council, State Assembly, State Senate, Members of U.S. Congress (House every two years, Senate every six years) Civil and Criminal Justices, Sheriffs, School Boards, Village Trustees, etc. In short, most State and local municipal Board of Elections are in the market purchasing software and hardware every year.

In the U.S. there are 3,007 counties, 64 parishes, 19 organized boroughs, 11 census areas, 41 independent cities, and the District of Columbia, all of whom must buy updated Election Machines and Software. Each municipal county individually purchases election voting machines under the guidance of their own State’s Secretary of State.

The United States Government, through the Elections Assistance Commission, certifies election software and hardware for use in U.S. Government Elections. On February 10, 2021, the U.S. Election Assistance Commission (EAC) announced the adoption of the Voluntary Voting System Guidelines (VVSG) 2.0. These guidelines have been formulated to improve cyber security, accessibility and usability requirements in the U.S. voting process.

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

Liquidity and Capital Resources

As of March 31, 2022, the Company has an accumulated deficit of $30,018,164 and a working capital deficit of $8,499,937. Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

For the three months ended March 31, 2022, the Company recorded net loss of $423,313. We recorded an amortization of debt discount of $69,419, a change in fair value of derivative liability of $48. had an decrease in accounts payable of $16,434 and increase in accrued expenses of $232,927 and a decrease in deferred revenue of $21,500. As a result, we had net cash used in operating activities of $(158,949) for the three months ended March 31, 2022.

For the three months ended March 31, 2022, we received $171,000 as proceeds from the issuance of convertible promissory notes payable and repaid $13,500 of outstanding convertible note resulting in net cash provided by financing activities of $157,500.

As of March 31, 2021, the Company has an accumulated deficit of $28,900,628 and a working capital deficit of $7,850,388. Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

For the three months ended March 31, 2021, the Company recorded a net loss of $509,080. We recorded an amortization of debt discount of $54,347. We recorded a gain from the change in fair value of derivative liability of $509,080. We had an increase in accounts payable and accrued expenses of $170,969 and a increase in deferred revenue of $106,095. As a result, we had net cash used in operating activities of $(93,589) for the three months ended March 31, 2021.

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

Results of Operations for the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Revenues for the three months ended March 31, 2022 were $197,831 compared to $234,585 for the three months ended March 31, 2021, a decrease of $36,754. The majority of our clients hold elections on a three year cycle. This decrease in revenues is due primarily to less elections held during the three month period in 2022.

Salaries and benefits totaled $174,919 for the three months ended March 31, 2022 compared to $117,713 for the three months ended March 31, 2021. This increase was due to the employment compensation increase by 10% every year for John Matthew and Kathryn Weisbeck.

Professional fees for the three months ended March 31, 2022 totaled $107,980 compared to $53,932 for the three months ended March 31, 2021, an increase of $54,048. This increase is primarily due to higher accounting and audit fees during the three months ended March 31, 2022.

For the three months ended March 31, 2022, we incurred marketing and advertising expenses of $41,194 compared to the $0 in the three months ended March 31, 2021. We incurred software development expenses of $7,163 in 2022 compared to $3,852 in 2021, we incurred printing costs of $20,309 in 2022 compared to $61,634 in 2021, and we incurred general and administrative expenses of $72,126 in 2022 compared to $39,948 in 2021. The overall increase was due to payroll and professional expense.

Total operating expenses for the three months ended March 31, 2022 were $423,689 compared to $277,078 for the three months ended March 31, 2021, an increase of $146,611 principally due to reasons discussed above.

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

On March 31, 2022, the Company was named as a defendant in a lawsuit filed in the Supreme Court of the State of New York, Index No. 651531/2002. The plaintiff has alleged breach of contract and unjust enrichment. The plaintiff is seeking damages relating to a plaintiff’s prior employment agreement with the Company. The Company has obtained counsel to dispute the charges.

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

GLOBAL ARENA HOLDING, INC. a Nevada corporation

Date: May __, 2022	By:	/s/ JOHN MATTHEWS
John Matthews
Chief Executive Officer Chief Financial Officer