Form 10-Q/A
period 2022-03-31
Global Arena Holding, Inc.
filed 2022-05-25
CIK 1138724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
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

Large accelerated filer ☐	Non-accelerated filer ☒
Accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of May 24, 2022, the registrant had 2,176,707,372 outstanding shares of common stock.

EXPLANATORY NOTE

This amendment to the Form 10-Q, as filed on May 23, 2022, is being filed solely to correct a few rounding issues and correctly add the XBRL documentation.  No other changes have been made to the document.

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

STOCKHOLDERS' DEFICIT
Global Arena Holdings, Inc.
Preferred stock, $0.001 par value; 2,000,000 shares authorized;
Series B preferred stock; 250,000 shares authorized
49,202 and 49,202 issued and outstanding	49	49
Common stock, $0.001 par value; 4,000,000,000 shares authorized;
2,091,007,372 and 2,044,502,156 shares issued and outstanding	2,091,007	2,044,502
Additional paid-in capital	20,059,494	19,951,515
Accumulated deficit	(30,018,164)	(29,594,851)
Total Global Arena Holdings, Inc. stockholders’ deficit	(7,867,614)	(7,598,785)
Noncontrolling interest	(23,042)	(23,042)
Total stockholders’ deficit	(7,890,656)	(7,621,827)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	562,996	564,445

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Services	$197,831		$234,585

Operating expenses:
Salaries and benefits	174,919		117,712
Marketing and advertising	41,194		-
Software development	7,163		3,852
Professional fees	107,980		53,932
General and administrative	72,126		39,948
Printing	20,309		61,634
Total operating expenses	423,691		277,078

Loss from operations	(225,860)		(42,493)

Other expenses:
Interest expense and financing costs	(197,501)		(170,317)
Change in fair value of derivative liability	48		(512,209)
Gain on settlement of debt	-		509,080
Total other expenses	(197,453)		(173,446)
Income (loss) before provision for taxes	(423,313)		(215,939)
Provision for income taxes			-
Net loss	(423,313)		(215,939)
Net loss attributed to noncontrolling interest			-
Net loss attributed to Global Arena Holdings, Inc.	$(423,313)		$(215,939)

Weighted average shares outstanding - basic and diluted	2,064,848,188		1,751,440,282
Earnings (loss) per share - basic and diluted	$(0.00)		$(0.00)
	$(0.00)	$	(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Global Stockholders'	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance, December 31, 2021	49,202	$49	2,044,502,156	$2,044,502	$19,951,515	$(29,594,851)	$(7,598,785)	$(23,042)	$(7,621,827)
Issuance of common stock for convertible debt and accrued interest			46,505,216	46,505	11,627		58,132		58,132
Allocated value of warrants and beneficial conversion feature related to issuance of convertible note					96,352		96,352		96,352
Net loss						(423,313)	(423,313)		(423,313)
Balance, March 31, 2022	49,202	$49	2,091,007,372	$2,091,007	$20,059,494	$(30,018,164)	$(7,867,614)	$(23,042)	$(7,890,656)

Balance, December 31, 2020	49,202	$49	1,712,958,504	$1,712,959	$19,128,836	$(28,684,689)	$(7,842,845)	$(23,042)	$(7,865,887)
Issuance of common stock for convertible debt and accrued interest			69,746,667	69,746	12,758		82,504		82,504
Fair value of stock options issued for Series B Preferred Stock			75,000,000	75,000	412,500		487,500		487,500
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt					212,584		212,584		212,584
Net loss						(215,939)	(215,939)		(215,939)
Balance, March 31, 2021	49,202	$49	1,857,705,171	$1,857,705	$19,766,678	$(28,900,628)	$(7,276,196)	$(23,042)	$(7,299,238)

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

NOTE 4– ACCRUED EXPENSES

Accrued expenses at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31,	December 31,
	2022	2021
Accrued interest	$2,425,695	$2,305,743
Accrued compensation	1,083,224	978,381
Other accrued expenses	36,439	36,439
	$3,545,358	$3,320,563

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

NOTE 6 - CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes payable at March 31, 2022 and December 31, 2021 consist of the following:

	March 31,	December 31,
	2022	2021
Convertible promissory notes with interest rates ranging from 10% to 12% per annum, convertible into common shares at a fixed price ranging from $0.001 to $0.03 per share. Maturity dates through December 2022, as amended. ($1,689,000 in default)	$3,042,250	$2,952,250
Convertible promissory notes with interest rates ranging from 10% to 12% per annum, convertible into common shares at prices equal to 60% discount from the lowest trade price in the 20-25 trading days prior to conversion (as of December 31, 2020 the conversion price would be $0.001 per share). Maturity dates through December 31, 2022, as amended.	200,784	200,784
Convertible promissory notes with interest at 12% per annum, convertible into common shares of GES. The maturity dates through December 31, 2022, as amended. ($504,500 in default)	1,130,500	1,093,500
Total convertible promissory notes payable	4,373,534	4,246,534
Unamortized debt discount	(163,447)	(117,014)
Convertible promissory notes payable, net discount	4,210,087	4,129,520
Less current portion	(4,210,087)	(4,129,520)
Long-term portion	$-	$-

A rollforward of the convertible promissory notes payable from December 31, 2021 to March 31, 2022 is below:

Convertible promissory notes payable, December 31, 2021	$4,129,520
Issued for cash	190,500
Issued for original issue discount	(19,500)
Conversion to common stock	(50,000)
Issuance of common stock for debt settlement	-
Debt discount related to new convertible promissory notes	(96,352)
Amortization of debt discounts	69,419
Convertible promissory notes payable, March 31, 2022	$4,210,087

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

NOTE 11 – SUBSEQUENT EVENTS

On April 7, 2022, Global Election Services, Inc. entered into a convertible note with an investor for the amount of $12,500. The note bears a OID of $1,500 and matures in 90 days. The Note can be converted into Global Election Services Inc common stock at an $ 8 million dollar valuation.

On April 7, 2022, Global Election Services, Inc.  entered into a convertible note with an investor for the amount of $12,500. The note bears OID of $1,500 and matures in 90 days. The Note can be converted into Global Election Services Inc common stock at an $ 8 million dollar valuation.

On May 20, 2022, Global Election Services, Inc. entered into a convertible note with an investor for the amount of $26,000. The note bears interest of 12% and matures in 90 days. The Note can be converted into Global Election Services Inc common stock at an $ 8 million dollar valuation.

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

Liquidity and Capital Resources

As of March 31, 2022, the Company has an accumulated deficit of $30,018,164 and a working capital deficit of $8,441,806. Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

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

Total operating expenses for the three months ended March 31, 2022 were $423,691 compared to $277,078 for the three months ended March 31, 2021, an increase of $146,613 principally due to reasons discussed above.

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
GLOBAL ARENA HOLDING, INC. a Nevada corporation

Date: May 24, 2022	By:	/s/ JOHN MATTHEWS
John Matthews
Chief Executive Officer Chief Financial Officer