Form 10-Q
period 2022-06-30
Global Arena Holding, Inc.
filed 2022-08-22
CIK 1138724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☒                Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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
Yes ☐   No ☒

As of August 22, 2022, the registrant had 2,466,114,700 outstanding shares of common stock.

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$31,944	$13,295
Total current assets	31,944	13,295

Deposits for proposed acquisitions	561,150	551,150
TOTAL ASSETS	$593,094	$564,445

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$349,855	$366,289
Accrued expenses	3,711,402	3,320,563
Convertible promissory notes payable,
net of debt discount of $201,347 and $111,465	4,205,054	4,129,520
Promissory notes payable	254,356	230,000
Deferred revenue	-	21,500
Derivative liability	118,354	118,400
Total current liabilities	8,639,021	8,186,272

STOCKHOLDERS' DEFICIT
Global Arena Holdings, Inc.
Preferred stock, $0.001 par value; 2,000,000 shares authorized;
Series B preferred stock; 250,000 shares authorized
49,202 and 49,202 issued and outstanding	49	49
Common stock, $0.001 par value; 4,000,000,000 shares authorized;
2,309,529,372 and 1,857,705,171 shares issued and outstanding	2,309,529	2,044,502
Additional paid-in capital	20,132,630	19,951,515
Accumulated deficit	(30,465,093)	(29,594,851)
Total Global Arena Holdings, Inc. stockholders’ deficit	(8,022,885)	(7,598,785)
Noncontrolling interest	(23,042)	(23,042)
Total stockholders’ deficit	(8,045,927)	(7,621,827)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$593,094	$564,445

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021		2022	2021
Revenues:
Services	$199,513		$350,676	$397,844	$585,261

Operating expenses:
Salaries and benefits	167,552		117,713	342,471	235,425
Marketing and advertising	24,096		-	65,289	-
Software development	24,931		17,877	32,094	21,729
Professional fees	76,545		168,669	184,525	222,601
General and administrative	59,198		158,978	131,823	198,926
Printing	78,367		80,455	98,676	142,089
Total operating expenses	430,689		543,692	854,878	820,770

Loss from operations	(231,176)		(193,016)	(457,034)	(235,509)

Other expenses:
Interest expense and financing costs	(215,751)		(219,307)	(413,254)	(389,624)
Change in fair value of derivative liability	(2)		309,935	46	(202,274)
Gain on settlement of debt	-		-	-	509,080
Total other expenses	(215,753)		90,628	(413,208)	(82,818)
Income (loss) before provision for taxes	(446,929)		(102,388)	(870,242)	(318,327)
Provision for income taxes	-		-	-	-
Net loss	(446,929)		(102,388)	(870,242)	(318,327)
Net loss attributed to noncontrolling interest	-		-	-	-
Net loss attributed to Global Arena Holding, Inc.	$(446,929)		$(102,388)	$(870,242)	$(318,327)

Weighted average shares outstanding - basic and diluted	2,099,515,828		1,857,705,171	2,099,515,828	1,804,866,276
Earnings (loss) per share - basic and diluted	$(0.00)		$(0.00)	$(0.00)	$(0.00)
	$(0.00)	$	(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Global Stockholders'	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance, December 31, 2021	49,202	$49	2,044,502,156	$2,044,502	$19,951,515	$(29,594,851)	$(7,598,785)	$(23,042)	$(7,621,827)
Issuance of common stock for convertible debt and accrued interest			46,505,216	46,505	11,627		58,132		58,132
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt					96,352		96,352		96,352
Net loss						(423,313)	(423,313)		(423,313)
Balance, March 31, 2022	49,202	49	2,091,007,372	2,091,007	20,059,494	(30,018,164)	(7,867,614)	(23,042)	(7,890,656)
Issuance of common stock for convertible debt and accrued interest			218,522,000	218,522	(42,000)		176,522		176,522
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt					115,137		115,137		115,137
Net loss						(446,929)	(446,929)		(446,929)
Balance, June 30, 2022	49,202	$49	2,309,529,372	$2,309,529	$20,132,630	$(30,465,093)	$(8,022,885)	$(23,042)	$(8,045,927)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (continued)

	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Global Stockholders'	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance, December 31, 2020	49,202	$49	1,712,958,504	$1,712,959	$19,128,836	$(28,684,689)	$(7,842,845)	$(23,042)	$(7,865,887)
Issuance of common stock for convertible debt and accrued interest			69,746,667	69,746	12,758		82,504		82,504
Issuance of common stock for debt settlement			75,000,000	75,000	412,500		487,500		487,500
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt					212,584		212,584		212,584
Net loss						(215,939)	(215,939)		(215,939)
Balance, March 31, 2021	49,202	49	1,857,705,171	1,857,705	19,766,678	(28,900,628)	(7,276,196)	(23,042)	(7,299,238)
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt					6,003		6,003		6,003
Net loss						(102,388)	(102,388)		(102,388)
Balance, June 30, 2021	49,202	$49	1,857,605,171	$1,857,705	$19,772,681	$(29,003,016)	$(7,372,581)	$(23,042)	$(7,395,623)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(870,242)	$(318,327)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization of debt discount	157,805	150,455
Change in fair value of derivative liability	(46)	202,274
Gain on settlement of debt	-	(509,080)
Change in assets and liabilities:
Deferred revenue	(21,500)	(173,223)
Accounts payable	(16,434)	(28,694)
Accrued expenses	432,560	378,031
Net cash used in operating activities	(317,857)	(298,564)

INVESTING ACTIVITIES:
Payment of deposit for acquisition	(10,000)	-
Net cash used in investing activities	(10,000)	-

FINANCING ACTIVITIES:
Proceeds from convertible promissory notes payable	376,250	276,500
Proceeds from note payable	30,000	-
Repayment of note payable	(16,744)	-
Repayment of convertible promissory notes payable	(43,000)	-
Net cash used in financing activities	346,506	276,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,649	(22,064)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	13,295	57,422

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$31,944	$35,358

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Allocated value of warrants and beneficial conversion features related to debt	$211,489	$218,587
Debt converted to common stock	$234,654	$82,504

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

On June 15, 2019, GES entered into a Term Sheet to create a joint venture with TrueVote, Inc. Under the terms of the agreement GES was to invest $50,000 into True Vote thru a 24 Month Debenture and issue a three year warrant exercisable at $0.01 for 4,500,000 common shares of the Company. The Company will receive 3 million common shares of TrueVote, representing 30% of TrueVote Inc.  On December 16, 2019 this Term Sheet was amended to provide for a December 17, 2019, payment by the Company for $ 40,000 to True Vote. As of the date of this filing the Company will pay an additional $ 10,000 and a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company, and the Company will receive 3,000,000 common shares of TrueVote Inc representing Thirty percent (30%) as part of the joint venture between the companies. The closing of this transaction will occur in the third quarter of 2022.

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

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the financial condition of the Company and its operating results for the respective periods. The condensed consolidated balance sheet at December 31, 2021 has been derived from the Company's audited consolidated financial statements. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission. The results for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company has generated recurring losses from operations and cash flow deficits from its operations since inception and has had to continually borrow to continue operating. In addition, certain of the Company’s debt is in default as of June 30, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations. The Company continues to raise funds from the issuance of additional convertible promissory note. Management is hopeful that with their ability to raise additional funds that the Company should be able to continue as a going concern.

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

	June 30,
	2022	2021
Options	15,000,000	15,000,000
Warrants	1,251,834,897	38,354,978
Convertible notes	1,672,127,343	1,298,998,907
Total	2,938,962,240	1,352,353,885

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

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of June 30, 2022 and December 31, 2021.

	Fair Value	Fair Value Measurements at
	As of	June 30, 2022
Description	June 30, 2022	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$118,354	$-	$118,354	$-

Total	$118,354	$-	$118,354	$-

	Fair Value	Fair Value Measurements at
	As of	December 31, 2021
Description	December 31, 2021	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$118,400	$-	$118,400	$-

Total	$118,400	$-	$118,400	$-

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

On June 15, 2019, GES entered into a Term Sheet, and Common Stock Purchase Agreement to create a joint venture with TrueVote, Inc. Under the terms of the agreement GES was to invest $50,000 into a 24 Month Debenture and issue a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company. The Company will receive 3 million common shares of TrueVote, representing 30% of TrueVote Inc. The Company, on December 17, 2019, paid $ 40,000 to True Vote. Under the terms of the agreement GES is to invest an additional $10,000 and the Company issue a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company. On April 15, 2022, the Company made the final $10,000 cash payment. On June 1st, 2021, TrueVote issued its White Paper “A transparent Electronic Voting System validated by the Bitcoin Blockchain” TrueVote, Inc. is building a comprehensive end-to-end, de-centralized, completely digital voting system. This will be based on traditional, proven database methodologies, and layered with a "checksum" that's posted on the Blockchain, proving all data is immutable and unalterable. This design will ensure that every vote is transparently counted and verifiable. Due to the new guidelines issued by the Election Assistance Commission and its Voluntary Voting Guidelines 2.0. The Company is currently renegotiating this transaction and expects to complete the renegotiation by the 3rd quarter 2022.

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

NOTE 4 - ACCRUED EXPENSES

Accrued expenses at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30,	December 31,
	2022	2021
Accrued interest	$2,519,441	$2,305,743
Accrued compensation	1,155,523	978,381
Other accrued expenses	36,438	36,439
	$3,711,402	$3,320,563

NOTE 5 - PROMISSORY NOTES PAYABLE

In March 2014, the Company issued two promissory notes for a total of $230,000. The interest rate is the short-term applicable federal rate as determined by the Internal Revenue Service for the calendar month plus 10%. These two promissory notes are due on December 31, 2021, as amended.  The outstanding balance was $230,000 and $230,000 as of June 30, 2022 and December 31, 2021, respectively.

In April 14, 2022, the Company entered into an revenue share agreement with EBF Holdings, LLC for a total of $41,100, on the principal amount of $30,000 and OID of $11,100. There is no interest rate, but the Company will disburse a daily payment of $304,44 to EBF Holdings, LLC. The outstanding balance was $24,356 and $0 as of June 30, 2022 and December 31, 2021, respectively.

NOTE 6 - CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes payable at June 30, 2022 and December 31, 2021 consist of the following:

	June 30,	December 31,
	2022	2021
Convertible promissory notes with interest rates ranging from 10% to 12% per annum, convertible into common shares at a fixed price ranging from $0.001 to $0.03 per share. Maturity dates through December 31 2022, as amended. ($1,709,000 in default)	$3,066,067	$2,952,250
Convertible promissory notes with interest rates ranging from 10% to 12% per annum, convertible into common shares at prices equal to 60% discount from the lowest trade price in the 20-25 trading days prior to conversion (as of December 31, 2020 the conversion price would be $0.001 per share). Maturity dates through December 31, 2022, as amended.	200,784	200,784
Convertible promissory notes with interest at 12% per annum, convertible into common shares of GES. The maturity dates through December 31, 2021, as amended. ($504,500 in default)	1,159,000	1,093,500
Total convertible promissory notes payable	4,425.851	4,246,534
Unamortized debt discount	(219,297)	(117,014)
Convertible promissory notes payable, net discount	4,206,554	4,129,520
Less current portion	(4,206,554)	(4,129,520)
Long-term portion	$-	$-

A rollforward of the convertible promissory notes payable from December 31, 2021 to June 30, 2022 is below:

Convertible promissory notes payable, December 31, 2021	$4,129,520
Issued for cash	413,500
Issued for original issue discount	(37,500)
Conversion to common stock	(43,000)
Debt discount related to new convertible promissory notes	(222,589)
Amortization of debt discounts	155,305
Convertible promissory notes payable, June 30, 2022	$4,206,554

The per share conversion price into which Principal Amount and interest (including any Default Interest) under the Notes shall be convertible into shares of Common Stock hereunder (the "Conversion Price") shall equal $0.0005. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where "Additional Principal" means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS

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

	June 30,	December 31,
	2022	2021
Risk-free interest rate	0.10%	0.04%
Expected life of the options (Years)	.01	0.01
Expected volatility	123%	157%
Expected dividend yield	0%	0%

Fair Value	$118,354	$118,400

A  rollfoward of the derivative liability from December 31, 2021 to June 30, 2022 is below:

Derivative liabilities, December 31, 2021	$118,400
Relieved with debt settlement agreement	0
Change in fair value of derivative liabilities	46
Derivative liabilities, June 30, 2022	$118,354

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

On September 7, 2021, the stockholders of the Company voted to ratify the appointment of Raul Carrega, CPA as the Company’s independent registered public accounting firm for the year ending December 31, 2021

During the six months ended June 30, 2022, the Company issued 265,027,216 shares of common stock for convertible notes of $192,933 and accrued interest of $41,721. The shares were valued based on the market price on the grant date

During the six months ended June 30, 2021, the Company issued 69,745,667 shares of common stock for convertible notes of $68,400 and accrued interest of $14,104 and issued 75,000,000 shares of common stock in connection with a note settlement agreement valued at $487,500.  The shares were valued based on the market price on the grant date.

Option Activity

A summary of the option activity is presented below:

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($)
Outstanding, December 31, 2021	15,000,000			-
Granted	-
Exercised	-
Forfeited/Canceled	-
Outstanding, June 30, 2022	15,000,000	0.02	0.44	-
Exercisable, June 30, 2022	15,000,000	0.02	0.44	-

The exercise price for options outstanding at June 30, 2022 is as follows:

Outstanding and Exercisable
Number of Options	Exercise Price
15,000,000	$0.02
15,000,000

Warrant Activity

A summary of warrant activity is presented below:

	Number of Warrants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($)
Outstanding, December 31, 2021	539,793,230	0.07	1.4	114,802
Granted	764,000,000	0.001
Exercised	-
Forfeited/Canceled	(56,125,000)
Outstanding, June 30, 2022	1,251,834,897
Exercisable, June 30, 2022	1,251,834,897	0.005	2.83	1,112,252

The exercise price for warrants outstanding at June 30, 2022 is as follows:

Outstanding and Exercisable
Number of Warrants	Exercise Price
111,111	$0.00180
69,464,667	$0.00190
154,423,000	$0.00200
33,333,333	$0.00300
25,000,000	$0.00400
79,200,000	$0.00500
21,308,336	$0.00600
7,142,857	$0.00700
52,694,593	$0.05000
157,000	$0.25000
45,000,000	$0.00200
360,000,000	$0.00050
360,000,000	$0.00100
10,000,000	$0.00100
24,000,000	$0.00100
10,000,000	$0.00100
111,111	$0.00180
69,464,667	$0.00190
154,423,000	$0.00200
1,251,834,897

During the six months ended June 30, 2022, the Company issued a total of 764,000,000 warrants in connection with a new convertible promissory note payable. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

•    Expected life of 2.00-5.00 years

•    Volatility of 123%;

•    Dividend yield of 0%;

•    Risk free interest rate of 1.54% - 3.38%

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On December 26, 2017, the Company entered into a settlement agreement with a prior attorney with regards to outstanding legal fees owed. Pursuant to this settlement agreement, the Company paid $25,000 on January 5, 2018, and $25,000 on February 5, 2018, and was required to pay an additional $200,000 during 2018. On December 14, 2020, parties amended the settlement agreement to state that the Company shall pay the prior attorney Two Hundred Nineteen Thousand, Five Hundred and Seventy-Six Dollars and thirty nine cents ($219,576.39). The amount due shall be paid to the prior attorney in payments of Five Thousand Dollars per month for a period of thirty-four (34) months. On January 27, 2021, the Company made a payment of $5,000, on April 12, 2021, the Company made a payment of $15,000, on August 6, 2021, the Company made a payment of $5,000. On October 1, 2021, the Company made a payment of $5,000 and on November 12, 2021, the Company made a payment of $10,000. On January 7, 2022, the Company made a payment of $ 5,000 and on February 18, 2022, the Company made a payment of $5,000. On May 5, 2022, the Company made payments of $5,000 and, on June 22, 2022, the Company made payments of $5,000.

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

On January 14, 2022, GES entered into an Independent Consulting Agreement (ICA) with Magdiel Rodriquez. Under the terms of the ICA Magdiel Rodriquez will receive 15,000,000 million common shares in return for his software expertise in the development of GES election software. This new ICA replaces an amended MSA signed May 13, 2019 with HCAS and Magdiel Rodriquez wherein the Company was to issue a total of 30,000,000 warrants to purchase the Company’s common shares at a price of $0.005 as consideration for the services of HCAS and Mr. Magdiel Rodriquez. Mr. Rodriguez has over 25 years’ experience in the areas of Information Security, Enterprise Risk Management and Compliance, Information Technology and Operations including 21 years with Visa Inc. where he performed as Senior Business Leader of Information Security. Magdiel has extensive experience in a broad range of areas related to Information Security, Network Engineering, and Enterprise Governance, Risk and Compliance and Payment networks within the financial industry. This transaction will close in the 3rd quarter 2022.

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

On June 15, 2019, GES entered into a Term Sheet to create a joint venture with TrueVote, Inc. Under the terms of the agreement GES will invest $50,000 into a 24 Month Debenture and issue a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of Global Arena Holding Inc., (“GAHC”). GAHC will receive 3 million common shares of TrueVote, representing 30% of TrueVote Inc. TrueVote, Inc. is building a comprehensive end-to-end, de-centralized, completely digital voting system. This will be based on traditional, proven database methodologies, and layered with a "checksum" that's posted on the Blockchain, proving all data is immutable and unalterable. This design will ensure that every vote is transparently counted and verifiable.Upon the closing of the agreement, GES will have invested $50,000 into a 24 Month Debenture and will have issued a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company, and the Company will receive 3,000,000 common shares of TrueVote Inc. as part of the joint venture between the companies. The Company on December 17, 2019 paid $ 40,000 to True Vote. The Company paid an additional $10,000 on April 15, 2022 and will issue a three year warrant exercisable at $0.01 for 4,500,000 common shares of the Company, in the third quarter of 2022.

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

On February 11, 2022, the Company entered into a 12% annum interest convertible promissory note with an investor for the principal amount of $140,000 with an original issue discount in the amount of $14,000 mature in twelve months. The note can be converted to the Company’s common stock at $0.0005 per share. In connection with the issuance of the convertible promissory note, the Company also issued two common stock purchase warrant, the first common stock purchase warrant for a total of 100,000,000 shares of the Company’s common stock and the second common stock purchase warrant for a total of 260,000,000 shares of the Company’s common stock. The exercise price for both warrants are $0.0005 per share vesting in five years.

On February 2, 2022, Global Election Services, Inc. entered into a promissory note with an investor for the amount of $12,000 with original issue discount of $2,000. The note has been repaid in full as of June 30, 2022.

On February 3, 2022, Global Election Services, Inc. entered into a promissory note with an investor for the amount of $16,500 with original issue discount of $2,500. The note bears 10% interest and mature in six months. On May 20, 2022, the company entered into a new agreement including the original payment and two additional payment of $10,000 on April 15, 2022 and $26,000 on May 20, 2022. The note bears an interest of 12% and matures in 30 days.

On March 30, 2022, the Company entered into a convertible note with an investor for the amount of $20,000. The note bears a 12% interest and mature in twelve months. The Note can be converted into Global Election Services Inc. common stock at an $8,000,000 valuation.

On April 7, 2022, Global Election Services, Inc. entered into a promissory note with an investor for the amount of $12,500 with original issue discount of $2,500. The note bears 12% interest and matures in 21 days. The note has been repaid in full as of June 30, 2022.

On April 7, 2022, Global Election Services, Inc. entered into a promissory note with an investor for the amount of $12,500 with original issue discount of $1,500. The note bears 12% interest and matures in 21 days.

On May 27, 2022, Global Election Services, Inc. entered into a promissory note with an investor for the amount of $10,000. The note bears 12% interest and matures in three months.

On June 3, 2022, Global Election Services, Inc. entered into a promissory note with an investor for the amount of $12,000 with original issue discount of $2,000. The note bears 10% interest and matures in 2 months.

On June 15, 2022, the Company entered into a 12% annum interest convertible promissory note with an investor for the principal amount of $140,000 with an original issue discount in the amount of $14,000 mature in twelve months. The note can be converted to the Company’s common stock at $0.0005 per share. In connection with the issuance of the convertible promissory note, the Company also issued two common stock purchase warrant, the first common stock purchase warrant for a total of 100,000,000 shares of the Company’s common stock and the second common stock purchase warrant for a total of 260,000,000 shares of the Company’s common stock. The exercise price for both warrants are $0.0010 per share vesting in five years.

NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financials were issued.

On July 27, 2022, the Company authorized the issuance of 480,000 shares Series C Preferred Stock at $.001 per share as follows:

120,000 Series C Preferred Shares - John Matthews, CEO/CFO

120,000 Series C Preferred Shares – Martin Doane, Director

120,000 Series C Preferred Shares – Facundo Bacardi, Director

120,000 Series C Preferred Share – Kathryn Weisbeck, Director of Public Relations/Marketing

The Series C Preferred Shares were issued on July 29, 2022

After the change of control, the percentage of voting securities of the registrant now beneficially owned directly by the above shareholders is as follows:

John Matthews, CEO/CFO – 13.85%

Martin Doane, Director – 13.41%

Facundo Bacardi, Director – 13.41%

Kathryn Weisbeck, Director of Public Relations/Marketing – 12.63%

The source of funds used by the above individuals was personal funds.

Pursuant to Board of Director minutes dated July 27, 2022, the Company filed a Certificate of Designation with the State of Delaware authorizing the creation of 750,000 Series C Preferred Stock with the following terms and rights:

A.	Designation and Number. A series of the preferred stock, designation the “Series C Preferred Stock,” $0.001 par value, is hereby established. The number of shares of the Series C Preferred Stock shall be Seven Hundred Fifty Thousand (750,000). The rights, preferences, privileges, and restrictions granted to and imposed on the Series C Preferred Stock are as set forth below.
B.	Dividend Provisions. None
C.	Conversion Rights. None
D.	Preemptive Rights. None
E.	Voting Rights. Each share of Series C Preferred Stock shall entitle the holder thereof to cast 5,000 votes on all matters submitted to a vote of the stockholders of the Corporation.

On July 27, 2022, the following individuals forgave a portion of the compensation due to them for services rendered.

John Matthews, CEO/CFO – forgave $35,000

Martin Doane, Director – forgave $35,000

Facundo Bacardi, Director – forgave $35,000

Kathryn Weisbeck, Director of Public Relations/Marketing – forgave $35,000

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

Liquidity and Capital Resources

As of June 30, 2022, the Company has an accumulated deficit of $30,465,093 and a working capital deficit of $8,607,077. Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

For the six months ended June 30, 2022, the Company recorded net loss of $870,242. We recorded an amortization of debt discount of $157,805, and a change in fair value of derivative liability of $46, we had a decrease in accounts payable and accrued expenses of $16,434 and a decrease in deferred revenue of $21,500. We also had an increase in accrued expenses of 432,560.  As a result, we had net cash used in operating activities of $317,857 for the six months ended June 30, 2022.

For the six months ended June 30, 2022, we received $376,250 as proceeds from the issuance of convertible promissory notes payable and repaid $43,000 of outstanding convertible note and repaid $16,744 of outstanding note payable resulting in net cash provided by financing activities of $346,506.

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

Results of Operations for the Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

Revenues for the three months ended June 30, 2022 were $199,513 compared to $350,676 for the three months ended June 30, 2021, an decrease of $151,163. The majority of our clients hold elections on a three year cycle. The majority of our clients hold elections on a three year cycle. This decrease in revenues is due primarily to less elections held during the three month period in 2022

Salaries and benefits totaled $167,552 for the three months ended June 30, 2022 compared to $117,713 for the three months ended June 30, 2021. Actual compensation paid was approximately $72,723. This increase was due to the employment compensation increase by 10% every year for John Matthews and Kathryn Weisbeck.

Professional fees for the three months ended June 30, 2022 totaled $100,809 compared to $168,669 for the three months ended June 30, 2021, an decrease of $67,860. This decrease is primarily due to lower professional services during the three months ended June 30, 2022.

For the three months ended June 30, 2022, we incurred marketing and advertising expenses of $24,096 compared to the $0 in the three months ended June 30, 2021. We incurred software development expenses of $667 in 2022 compared to $17,877 in 2021, we incurred printing costs of $78,367 in 2022 compared to $84,455 in 2021, and we incurred general and administrative expenses of $59,198 in 2022 compared to $158,987 in 2021. The decrease in general and administrative expenses was mainly due to a decrease in costs due to the decrease in revenue.

Total operating expenses for the three months ended June 30, 2022 were $430,689 compared to $543,692 for the three months ended June 30, 2021, a decrease of $113,003 principally due to reasons discussed above.

Results of Operations for the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Revenues for the six months ended June 30, 2022 were $397,844 compared to $585,261 for the six months ended June 30, 2021, and decrease of $187,417. The majority of our clients hold elections on a three year cycle. This decrease in revenues is due primarily to less elections held during the six month period in 2022.

Salaries and benefits totaled $342,471 for the six months ended June 30, 2022 compared to $235,425 for the six months ended June 30, 2021. Actual compensation paid was approximately $132,815. This increase was due to the employment compensation increase by 10% every year for John Matthews and Kathryn Weisbeck.

Professional fees for the six months ended June 30, 2022 totaled $208,789 compared to $222,601 for the six months ended June 30, 2021, an decrease of $13,812. This decrease is primarily due to lower professional services during the six months ended June 30, 2022.

For the six months ended June 30, 2022, we incurred marketing and advertising expenses of $65,289 compared to the $0 in the six months ended June 30, 2021. We incurred software development expenses of $24,931 in 2022 compared to $21,729 in 2021, we incurred printing costs of $98,676 in 2022 compared to $142,089 in 2021, and we incurred general and administrative expenses of $131,823 in 2022 compared to $198,926 in 2021. The decrease in general and administrative expenses was primarily due to a decrease in costs due to the decrease in revenue.

Total operating expenses for the six months ended June 30, 2022 were $854,878 compared to $820,770 for the six months ended June 30, 2021, an increase $34,108 principally due to reasons discussed above.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2022.

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of June 30, 2022 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the six months ended June 30, 2022. Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 26, 2017, the Company entered into a settlement agreement with a prior attorney with regards to outstanding legal fees owed. Pursuant to this settlement agreement, the Company paid $25,000 on January 5, 2018, and $25,000 on February 5, 2018, and was required to pay an additional $200,000 during 2018. On December 14, 2020, parties amended the settlement agreement to state that the Company shall pay the prior attorney Two Hundred Nineteen Thousand, Five Hundred and Seventy Six Dollars and thirty nine cents ($219,576.39. On January 27, 2021, the Company made a payment of $5,000, on April 12, 2021, the Company made a payment of $15,000, on August 6, 2021, the Company made a payment of $5,000. On October 1, 2021, the Company made a payment of $5,000 and on November 12, 2021, the Company made a payment of $10,000. On January 7, 2022, the Company made a payment of $5,000 and on February 18, 2022, the Company made a payment of $5,000. On May 5,2022 the Company made payments of $5000 and on June 22, 2022, the Company made payments of $ 5000.

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

Item 1A.  Risk Factors

Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended March 31, 2021, the Company issued 69,745,667 shares of common stock for convertible notes of $68,400 and accrued interest of $14,104 and issued 75,000,000 shares of common stock in connection with a note settlement agreement.

On July 27, 2022, the Company authorized the issuance of 480,000 shares Series C Preferred Stock at $.001 per share as follows:

120,000 Series C Preferred Shares - John Matthews, CEO/CFO

120,000 Series C Preferred Shares – Martin Doane, Director

120,000 Series C Preferred Shares – Facundo Bacardi, Director

  120,000 Series C Preferred Share – Kathryn Weisbeck, Director of Public Relations/Marketing

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

GLOBAL ARENA HOLDING, INC. a Delaware corporation

Date: August 22, 2022	By:	/s/ JOHN MATTHEWS
John Matthews
Chief Executive Officer Chief Financial Officer