Form 10-Q/A
period 2022-06-30
Global Arena Holding, Inc.
filed 2022-09-20
CIK 1138724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment 1 to

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

EXPLANATORY NOTE

This amendment to the Form 10-Q, as filed on August 22, 2022, is being filed solely to correct an incorrect tag in the interactive data file. No other changes have been made to the document.

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

GLOBAL ARENA HOLDING, INC. a Delaware corporation

Date: September 20, 2022	By:	/s/ JOHN MATTHEWS
John Matthews
Chief Executive Officer Chief Financial Officer