Form 10-Q
period 2022-09-30
Global Arena Holding, Inc.
filed 2022-11-21
CIK 1138724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☒                Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

OR

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
Yes ☐   No ☒

As of November 21, 2022, the registrant had 245,708,343 outstanding shares of common stock.

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$11,706	$13,295
Total current assets	11,706	13,295

Deposits for proposed acquisitions	561,150	551,150
TOTAL ASSETS	$572,856	$564,445

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$349,855	$366,289
Accrued expenses	3,862,026	3,320,563
Convertible promissory notes payable,
net of debt discount of $254,031 and $111,465	4,148,095	4,129,520
Promissory notes payable	293,242	230,000
Deferred revenue	-	21,500
Derivative liability	47,095	118,400
Total current liabilities	8,700,313	8,186,272

STOCKHOLDERS' DEFICIT
Global Arena Holdings, Inc.
Preferred stock, $0.001 par value; 2,000,000 shares authorized;
Series B preferred stock; 250,000 shares authorized
49,202 and 49,202 issued and outstanding	49	49
Series C preferred stock; 750,000 shares authorized
480,000 and 0 issued and outstanding	480	-
Common stock, $0.001 par value; 4,000,000,000 shares authorized;
2,598,858,127 and 1,857,705,171 shares issued and outstanding	2,598,858	2,044,502
Additional paid-in capital	19,977,676	19,951,515
Accumulated deficit	(30,681,478)	(29,594,851)
Total Global Arena Holdings, Inc. stockholders’ deficit	(8,104,415)	(7,598,785)
Noncontrolling interest	(23,042)	(23,042)
Total stockholders’ deficit	(8,127,457)	(7,621,827)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$572,856	$564,445

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021		2022	2021
Revenues:
Services	$162,067		$189,728	$559,911	$774,989

Operating expenses:
Salaries and benefits	244,864		121,694	587,335	357,119
Marketing and advertising	33,637		3,429	98,927	3,429
Software development	1,325		14,400	33,419	36,129
Professional fees	59,252		41,118	243,776	263,719
General and administrative	43,143		120,562	174,967	319,488
Printing	33,275		119,906	131,951	261,995
Total operating expenses	415,496		421,109	1,270,375	1,241,879

Loss from operations	(253,429)		(231,381)	(710,464)	(466,890)

Other expenses:
Interest expense and financing costs	(174,216)		(236,665)	(587,469)	(626,289)
Debt Forgiveness	140,000			140,000
Change in fair value of derivative liability	71,260		149,528	71,306	(52,746)
Gain on settlement of debt	-		-	-	509,080
Total other expenses	37,044		(87,137)	(376,163)	(169,955)
Income (loss) before provision for taxes	(216,385)		(318,518)	(1,086,627)	(636,845)
Provision for income taxes	-		-	-	-
Net loss	(216,385)		(318,518)	(1,086,627)	(636,845)
Net loss attributed to noncontrolling interest	-		-	-	-
Net loss attributed to Global Arena Holding, Inc.	$(216,385)		$(318,518)	$(1,086,627)	$(636,845)

Weighted average shares outstanding - basic and diluted	2,261,402,007		1,859,839,558	2,261,402,007	1,823,392,071
Earnings (loss) per share - basic and diluted	$(0.00)		$(0.00)	$(0.00)	$(0.00)
	$(0.00)	$	(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Global Stockholders'	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance, December 31, 2021	49,202	$49	-	-	2,044,502,156	$2,044,502	$19,951,515	$(29,594,851)	$(7,598,785)	$(23,042)	$(7,621,827)
Issuance of common stock for convertible debt and accrued interest					46,505,216	46,505	11,627	-	58,132		58,132
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt							96,352	-	96,352		96,352
Net loss								(423,313)	(423,313)		(423,313)
Balance, March 31, 2022	49,202	49	-	-	2,091,007,372	2,091,007	20,059,494	(30,018,164)	(7,867,614)	(23,042)	(7,890,656)
Issuance of common stock for convertible debt and accrued interest					218,522,000	218,522	(42,000)		176,522		176,522
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt							115,137		115,137		115,137
Net loss								(446,929)	(446,929)		(446,929)
Balance, June 30, 2022	49,202	$49	-	-	2,309,529,372	$2,309,529	$20,132,630	$(30,465,093)	$(8,022,885)	$(23,042)	$(8,045,927)
Issuance of common stock for convertible debt and accrued interest					249,953,755	249,954	(163,696)		86,257		86,257
Issuance of common stock for Series C Preferred Stock			480,000	480					480		480
Conversion of warrants					39,375,000	39,375	(39,375)
Allocated value of warrants and beneficial conversion							48,118		48,118		48,118
Net loss								(216,385)	(216,385)		(216,385)
Balance, September 30, 2022	49,202	$49	480,000	$480	2,598,858,127	$2,598,858	$19,977,677	$(30,681,478)	$(8,104,415)	$(23,042)	$(8,127,457)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (continued)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Global Stockholders'	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance, December 31, 2020	49,202	$49	-	-	1,712,958,504	$1,712,959	$19,128,836	$(28,684,689)	$(7,842,845)	$(23,042)	$(7,865,887)
Issuance of common stock for convertible debt and accrued interest					69,746,667	69,746	12,758		82,504		82,504
Issuance of common stock for debt settlement					75,000,000	75,000	412,500		487,500		487,500
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt							212,584		212,584		212,584
Net loss								(215,939)	(215,939)		(215,939)
Balance, March 31, 2021	49,202	49	-	-	1,857,705,171	1,857,705	19,766,678	(28,900,628)	(7,276,196)	(23,042)	(7,299,238)
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt							6,003		6,003		6,003
Net loss								(102,388)	(102,388)		(102,388)
Balance, June 30, 2021	49,202	$49	-	-	1,857,605,171	$1,857,705	$19,772,681	$(29,003,016)	$(7,372,581)	$(23,042)	$(7,395,623)
Cashless exercise of warrants					15,104,894	15,105	(15,105)
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt							70,336		70,336		70,336
Net loss								(318,518)	(318,518)		(318,518)
Balance, September 30, 2021	49,202	$49	-	-	2,872,810,065	$1,872,810	$19,827,912	$(29,321,534)	$(7,620,763)	$(23,042)	$(7,643,805)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(1,086,627)	$(636,845)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization of debt discount	201,890	261,329
Change in fair value of derivative liability	(71,305)	52,746
Gain on settlement of debt	-	(509,080)
Change in assets and liabilities:
Deferred revenue	(21,500)	(123,428)
Accounts payable	(16,434)	(28,694)
Accrued expenses	586,696	579,406
Net cash used in operating activities	(407,280)	(404,566)

INVESTING ACTIVITIES:
Payment of deposit for acquisition	(10,000)	-
Net cash used in investing activities	(10,000)	-

FINANCING ACTIVITIES:
Proceeds from convertible promissory notes payable	443,550	386,500
Proceeds from note payable	80,000	-
Repayment of note payable	(52,358)	-
Repayment of convertible promissory notes payable	(55,500)	(25,000)
Net cash used in financing activities	415,692	361,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,588)	(43,066)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	13,295	57,422

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$11,706	$14,356

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Allocated value of warrants and beneficial conversion features related to debt	$259,607	$218,587
Debt converted to common stock	$320,911	$82,504
Series C Preferred Stock Issuance	$480	-

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

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the financial condition of the Company and its operating results for the respective periods. The condensed consolidated balance sheet at December 31, 2021 has been derived from the Company's audited consolidated financial statements. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission. The results for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company has generated recurring losses from operations and cash flow deficits from its operations since inception and has had to continually borrow to continue operating. In addition, certain of the Company’s debt is in default as of September 30, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations. The Company continues to raise funds from the issuance of additional convertible promissory note. Management is hopeful that with their ability to raise additional funds that the Company should be able to continue as a going concern.

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

	September 30,
	2022	2021
Options	15,000,000	15,000,000
Warrants	1,360,102,897	498,959,897
Convertible notes	1,734,424,993	1,298,998,907
Total	3,109,527,890	1,812,958,804

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

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of September 30, 2022 and December 31, 2021.

	Fair Value	Fair Value Measurements at
	As of	September 30, 2022
Description	September 30, 2022	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$47,095	$-	$47,095	$-

Total	$47,095	$-	$47,095	$-

	Fair Value	Fair Value Measurements at
	As of	December 31, 2021
Description	December 31, 2021	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$118,400	$-	$118,400	$-

Total	$118,400	$-	$118,400	$-

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

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06 , Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.   ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging , or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract.  ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity , and clarify the scope and certain requirements under Subtopic 815-40.  In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity.  ASU 2020-06 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year.  The Company is currently evaluation the impact this ASU will have on its consolidated financial statements.

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

On June 15, 2019, GES entered into a Term Sheet, and Common Stock Purchase Agreement to create a joint venture with TrueVote, Inc. Under the terms of the agreement GES was to invest $50,000 into a 24 Month Debenture and issue a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company. The Company will receive 3 million common shares of TrueVote, representing 30% of TrueVote Inc. The Company, on December 17, 2019, paid $ 40,000 to True Vote. Under the terms of the agreement GES is to invest an additional $10,000 and the Company issue a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company. On April 15, 2022, the Company made the final $10,000 cash payment. On June 1st, 2021, TrueVote issued its White Paper “A transparent Electronic Voting System validated by the Bitcoin Blockchain” TrueVote, Inc. is building a comprehensive end-to-end, de-centralized, completely digital voting system. This will be based on traditional, proven database methodologies, and layered with a "checksum" that's posted on the Blockchain, proving all data is immutable and unalterable. This design will ensure that every vote is transparently counted and verifiable. Due to the new guidelines issued by the Election Assistance Commission and its Voluntary Voting Guidelines 2.0. The Company is currently renegotiating this transaction and expects to complete the renegotiation by the 4th quarter 2022.

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

NOTE 4 - ACCRUED EXPENSES

Accrued expenses at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30,	December 31,
	2022	2021
Accrued interest	$2,646,540	$2,305,743
Accrued compensation	1,179,048	978,381
Other accrued expenses	36,438	36,439
	$3,862,026	$3,320,563

NOTE 5 - PROMISSORY NOTES PAYABLE

In March 2014, the Company issued two promissory notes for a total of $230,000. The interest rate is the short-term applicable federal rate as determined by the Internal Revenue Service for the calendar month plus 10%. These two promissory notes are due on December 31, 2021, as amended. The outstanding balance was $230,000 and $230,000 as of September 30, 2022 and December 31, 2021, respectively.

In April 14, 2022, the Company entered into an revenue share agreement with EBF Holdings, LLC for a total of $41,100, on the purchase amount of $30,000 and OID of $11,100. There is no interest rate, but the Company will disburse a daily payment of $304,44 to EBF Holdings, LLC. The outstanding balance was $4,262 and $0 as of September 30, 2022 and December 31, 2021, respectively

In August 22, 2022, the Company entered into an Purchase and Sale of Future Receipts Agreement with Family Business Fund LLC for a total of $74,500, on the purchase amount of $50,000 and OID of $24,500. There is no interest rate, but the Company will disburse a weekly payment of $3,104 to Family Business Fund LLC. The outstanding balance was $58,979 and $0 as of September 30, 2022 and December 31, 2021, respectively

NOTE 6 - CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes payable at September 30, 2022 and December 31, 2021 consist of the following:

	September 30,	December 31,
	2022	2021
Convertible promissory notes with interest rates ranging from 10% to 12% per annum, convertible into common shares at a fixed price ranging from $0.001 to $0.03 per share. Maturity dates through December 31 2022, as amended. ($1,709,000 in default)	$3,047,842	$2,952,250
Convertible promissory notes with interest rates ranging from 10% to 12% per annum, convertible into common shares at prices equal to 60% discount from the lowest trade price in the 20-25 trading days prior to conversion (as of December 31, 2020 the conversion price would be $0.001 per share). Maturity dates through December 31, 2022, as amended.	200,784	200,784
Convertible promissory notes with interest at 12% per annum, convertible into common shares of GES. The maturity dates through December 31, 2022, as amended. ($504,500 in default)	1,153,500	1,093,500
Total convertible promissory notes payable	4,402.126	4,246,534
Unamortized debt discount	(254,031)	(117,014)
Convertible promissory notes payable, net discount	4,148,095	4,129,520
Less current portion	(4,148,095)	(4,129,520)
Long-term portion	$-	$-

A rollforward of the convertible promissory notes payable from December 31, 2021 to September 30, 2022 is below:

Convertible promissory notes payable, December 31, 2021	$4,129,520
Issued for cash	482,000
Issued for original issue discount	(68,200)
Repayment for cash	(55,500)
Conversion of common stock	(270,909)
Debt discount related to new convertible promissory notes	(270,707)
Amortization of debt discounts	201,889
Convertible promissory notes payable, September 30, 2022	$4,148,095

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

	September 30,	December 31,
	2022	2021
Risk-free interest rate	0.10%	0.04%
Expected life of the options (Years)	.01	0.01
Expected volatility	161%	157%
Expected dividend yield	0%	0%

Fair Value	$47,095	$118,400

A rollforward of the derivative liability from December 31, 2021 to September 30, 2022 is below:

Derivative liabilities, December 31, 2021	$118,400
Relieved with debt settlement agreement	0
Change in fair value of derivative liabilities	(71,260)
Derivative liabilities, September 30, 2022	$47,094

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

Series C Preferred Stock

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

B.   Dividend Provisions.   None

C.   Conversion Rights.  None

D.   Preemptive Rights.  None

E   Voting Rights.    Each share of Series C Preferred Stock shall entitle the holder thereof to cast 5,000 votes on all matters submitted to a vote of the stockholders of the Corporation.

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

On September 7, 2021, the stockholders of the Company voted to ratify the appointment of Raul Carrega, CPA as the Company’s independent registered public accounting firm for the year ending December 31, 2021

During the nine months ended September 30, 2022, the Company issued 514,980,971 shares of common stock for convertible notes of $276,158 and accrued interest of $44,753. The shares were valued based on the market price on the grant date In addition, the Company issued 39,375,000 for the cashless exercise of 45,000,000 warrants

During the nine months ended September 30, 2021, the Company issued 69,745,667 shares of common stock for convertible notes of $68,400 and accrued interest of $14,104 and issued 75,000,000 shares of common stock in connection with a note settlement agreement valued at $487,500.  The shares were valued based on the market price on the grant date.  In addition, the Company issued 15,104,894 for the cashless exercise of 24,545,454 warrants

Option Activity

A summary of the option activity is presented below:

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($)
Outstanding, December 31, 2021	15,000,000			-
Granted	-
Exercised	-
Forfeited/Canceled	-
Outstanding, September 30, 2022	15,000,000	0.002	0.19	-
Exercisable, September 30, 2022	15,000,000	0.002	0.19	-

The exercise price for options outstanding at September 30, 2022 is as follows:

Outstanding and Exercisable
Number of Options	Exercise Price
15,000,000	$0.002
15,000,000

Warrant Activity

A summary of warrant activity is presented below:

	Number of Warrants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($)
Outstanding, December 31, 2021	539,793,230	0.07	1.4	114,802
Granted	998,166,667	0.003
Exercised	(56,000,000)	0.002
Forfeited/Canceled	(121,857,000)	0.003
Outstanding, September 30, 2022	1,360,102,897	0.003
Exercisable, September 30, 2022	1,360,102,897	0,003	2.76	1,352,252

The exercise price for warrants outstanding at September 30, 2022 is as follows:

Outstanding and Exercisable
Number of Warrants	Exercise Price
111,111	$0.00180
76,923,000	$0.00190
109,423,000	$0.00200
37,500,000	$0.00300
25,000,000	$0.00400
30,000,000	$0.00500
21,308,336	$0.00600
7,142,857	$0.00700
52,694,593	$0.05000
60,000,000	$0.00200
360,000,000	$0.00050
580,000,000	$0.00100
1,360,102,897

During the nine months ended September 30, 2022, the Company issued a total of 764,000,000 warrants in connection with a new convertible promissory note payable. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

•    Expected life of 2.00-5.00 years

•    Volatility of 161%;

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

On January 14, 2022, GES entered into an Independent Consulting Agreement (ICA) with Magdiel Rodriquez. Under the terms of the ICA Magdiel Rodriquez will receive 15,000,000 million common shares in return for his software expertise in the development of GES election software. This new ICA replaces an amended MSA signed May 13, 2019 with HCAS and Magdiel Rodriquez wherein the Company was to issue a total of 30,000,000 warrants to purchase the Company’s common shares at a price of $0.005 as consideration for the services of HCAS and Mr. Magdiel Rodriquez. Mr. Rodriguez has over 25 years’ experience in the areas of Information Security, Enterprise Risk Management and Compliance, Information Technology and Operations including 21 years with Visa Inc. where he performed as Senior Business Leader of Information Security. Magdiel has extensive experience in a broad range of areas related to Information Security, Network Engineering, and Enterprise Governance, Risk and Compliance and Payment networks within the financial industry. This transaction will close in the 4th quarter 2022.

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

•	Development of a high-level technology solution architecture and its requirements for the blockchain based voting registration platform with inputs from third party blockchain technology.
•	Documentation of the results of a) and b) in order to provide the basis of the technical development of the platform.
•	Development of an implantation recommendation with respect to Voting on the Blockchain Platform.
•	Legal facilitation with respect to outside tax and legal advisors in connection with compliance with local and international regulation.
•	Project Management during the engagement.

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

On February 2, 2022, Global Election Services, Inc. entered into a promissory note with an investor for the amount of $12,000 with original issue discount of $2,000. The note has been repaid in full as of September 30, 2022.

On February 3, 2022, Global Election Services, Inc. entered into a promissory note with an investor for the amount of $16,500 with original issue discount of $2,500. The note bears 10% interest and mature in six months. On May 20, 2022, the company entered into a new agreement including the original payment and two additional payments of $10,000 on April 15, 2022 and $26,000 on May 20, 2022. The note bears an interest of 12% and matures in 30 days. On August 16, 2022, entered in to an new agreement including the payments above, an additional payment of $7,000 on August 16, 2022. The note bears an interest of 12% and matures in 30 days.

On March 30, 2022, the Company entered into a convertible note with an investor for the amount of $20,000. The note bears a 12% interest and mature in twelve months. The Note can be converted into Global Election Services Inc. common stock at an $8,000,000 valuation.

On April 7, 2022, Global Election Services, Inc. entered into a promissory note with an investor for the amount of $12,500 with original issue discount of $2,500. The note bears 12% interest and matures in 21 days. The note has been repaid in full as of September 30, 2022.

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

On August 23, 2022, the Company entered into a 12% annum interest convertible promissory note with an investor for the principal amount of $62,000 with an original issue discount in the amount of $6,200 mature in twelve months. The note can be converted to the Company’s common stock at $0.0005 per share. In connection with the issuance of the convertible promissory note, the Company also issued two common stock purchase warrant, the first common stock purchase warrant for a total of 50,000,000 shares of the Company’s common stock and the second common stock purchase warrant for a total of 180,000,000 shares of the Company’s common stock. The exercise price for both warrants are $0.002 per share vesting in five years.

NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financials were issued.

Reverse Stock Split, CUSIP

On October 5, 2022, Global Arena Holding, Inc. (the “Company”) announced that the Financial Industry Regulatory Association (FINRA) confirmed the below listed corporate actions requested by the Company:

• 1 for 12 Reverse Split

• New Cusip: 37951M300

• Current CUSIP: 37951M102

• Daily List Announcement Date: 10/4/2022

• Market Effective Date: 10/5/2022

Following the reverse split there are approximately 214,298,784 shares of the Company’s common stock issued and outstanding. Following the reverse split effective date, a letter "D" will be placed on the Company's trading symbol for 20 business days. The new symbol will be "GAHCD". The letter "D" will be removed in 20 business days and the trading symbol will revert back to "GAHC".

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

Liquidity and Capital Resources

As of September 30, 2022, the Company has an accumulated deficit of $30,681,478 and a working capital deficit of $8,688,607. Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

For the nine months ended September 30, 2022, the Company recorded net loss of $1,086,627. We recorded an amortization of debt discount of $201,890, and a change in fair value of derivative liability of $71,306, we had a decrease in accounts payable and accrued expenses of $16,434 and a decrease in deferred revenue of $21,500. We also had an increase in accrued expenses of 586,216.  As a result, we had net cash used in operating activities of $407,280 for the nine months ended September 30, 2022.

For the nine months ended September 30, 2022, we received $443,550 as proceeds from the issuance of convertible promissory notes payable and repaid $55,500 of outstanding convertible note and repaid $52,358 of outstanding note payable resulting in net cash provided by financing activities of $415,692.

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

Results of Operations for the Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

Revenues for the three months ended September 30, 2022 were $162,067 compared to $189,728 for the three months ended September 30, 2021, an decrease of $27,661. The majority of our clients hold elections on a three year cycle. The majority of our clients hold elections on a three year cycle. This decrease in revenues is due primarily to less elections held during the three month period in 2022

Salaries and benefits totaled $244,864 for the three months ended September 30, 2022 compared to $121,694 for the three months ended September 30, 2021. Actual compensation paid was approximately $63,500. This increase was due to the employment compensation increase by 10% every year for John Matthews and Kathryn Weisbeck.

Professional fees for the three months ended September 30, 2022 totaled $59,253 compared to $41,118 for the three months ended September 30, 2021, an increase of $18,135. This increase is primarily due to higher professional services during the three months ended September 30, 2022.

For the three months ended September 30, 2022, we incurred marketing and advertising expenses of $33,637 compared to the $3,429 in the three months ended September 30, 2021. We incurred software development expenses of $1,325 in 2022 compared to $14,400 in 2021, we incurred printing costs of $33,275 in 2022 compared to $119,906 in 2021, and we incurred general and administrative expenses of $43,143 in 2022 compared to $120,562 in 2021. The decrease in general and administrative expenses was mainly due to a decrease in costs due to the decrease in revenue.

Total operating expenses for the three months ended September 30, 2022 were $415,596, compared to $421,109 for the three months ended September 30, 2021, a decrease of $5,613 principally due to reasons discussed above.

Results of Operations for the Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

Revenues for the nine months ended September 30, 2022 were $559,911 compared to $774,989 for the nine months ended September 30, 2021 and decrease of $215,078. The majority of our clients hold elections on a three year cycle. This decrease in revenues is due primarily to less elections held during the nine month period in 2022.

Salaries and benefits totaled $587,335 for the nine months ended September 30, 2022 compared to $357,119 for the nine months ended September 30, 2021. Actual compensation paid was approximately $200,406. This increase was due to the employment compensation increase by 10% every year for John Matthews and Kathryn Weisbeck.

Professional fees for the nine months ended September 30, 2022 totaled $243,777 compared to $263,719 for the nine months ended September 30, 2021, an decrease of $19,942. This decrease is primarily due to lower professional services during the nine months ended September 30, 2022.

For the nine months ended September 30, 2022, we incurred marketing and advertising expenses of $98,927 compared to the $3,429 in the nine months ended September 30, 2021. We incurred software development expenses of $33,419 in 2022 compared to $36,129 in 2021, we incurred printing costs of $131,951 in 2022 compared to $261,995 in 2021, and we incurred general and administrative expenses of $174,967 in 2022 compared to $319,488 in 2021. The decrease in general and administrative expenses was primarily due to a decrease in costs due to the decrease in revenue.

Total operating expenses for the nine months ended September 30, 2022 were $1,270,375 compared to $1,241,879 for the nine months ended September 30, 2021, an increase $28,496 principally due to reasons discussed above.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2022.

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of September 30, 2022 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the nine months ended September 30, 2022. Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 26, 2017, the Company entered into a settlement agreement with a prior attorney with regards to outstanding legal fees owed. Pursuant to this settlement agreement, the Company paid $25,000 on January 5, 2018, and $25,000 on February 5, 2018, and was required to pay an additional $200,000 during 2018. On December 14, 2020, parties amended the settlement agreement to state that the Company shall pay the prior attorney Two Hundred Nineteen Thousand, Five Hundred and Seventy Six Dollars ($219,576). On January 27, 2021, the Company made a payment of $5,000, on April 12, 2021, the Company made a payment of $15,000, on August 6, 2021, the Company made a payment of $5,000. On October 1, 2021, the Company made a payment of $5,000 and on November 12, 2021, the Company made a payment of $10,000. On January 7, 2022, the Company made a payment of $5,000 and on February 18, 2022, the Company made a payment of $5,000. On May 5,2022 the Company made payments of $5,000 and on June 22, 2022, the Company made payments of $5,000.

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

Item 1A.  Risk Factors

Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended Spetember, the Company issued 249,953,755 shares of common stock for convertible notes of $83,226 and accrued interest of $3,032 and issued 39,375,000shares of common stock in connection with a warrant aggreement.

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

GLOBAL ARENA HOLDING, INC. a Delaware corporation

Date: November 21, 2022	By:	/s/ JOHN MATTHEWS
John Matthews
Chief Executive Officer Chief Financial Officer