Form 10-K/A
period 2021-12-31
Global Arena Holding, Inc.
filed 2022-12-09
CIK 1138724

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

Explanatory Note

This Amendment No. 1 (this “Amendment”) relates to the Form 10-K for the year ended December 31, 2021 originally filed on April 4, 2022.

This Amendment is being filed to expand the information in Item 9A. Controls and Procedures regarding Internal Control over Financial Reporting to include all of the disclosure required by Item 308A of Regulation S-K.  No other changes have been made to the document.

2

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

Organized Labor/Unions

Organized Labor Unions and their memberships in the United States are represented at the Local level, the regional level, and the international level. The smallest membership totals are at the Local level, groups of locals in a geographical area combine to make up a regional level, and all members belong to an International Level. Elections occur in all these groups and subsets of them, which means that there could be multiple votes for the same union throughout the year, with GES charging a per-member fee for each one. Most Nominations and Officer Elections for union leaders occur every two to three years. Additionally, GES is regularly involved in other types of elections,

including: Strike Votes, Contract Ratifications, Delegate Nominations, Dues Increases, Assessments, By-Law Changes and Unexpired Term Votes, all of which can be done online. Each union has by-laws that dictate the process and how often these elections occur. Due to our experience, it is a natural progression for GES to expand into administering Regional and International elections, which GES has already begun to do.

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

•

36,519,609 shares of common stock for the conversion of 10,798 shares of series B Preferred stock; and

•

168,365,384 shares of common stock for services rendered valued at $290,221. The shares were valued based on the market price at the date of grant.

Warrants

A summary of warrant activity is presented below:

	Number of Warrants	Exercise Price ($)	Contractual Life (in years)	Intrinsic Value ($)
Outstanding, December 31, 2019	596,532,925	0.009	1.47	79,800
Granted	167,675,780	0.002
Exercised	-
Forfeited/Canceled	(229,449,999)	0.005
Outstanding, December 31, 2020	534,758,706	0.009	1.80	32,015
Granted	99,188,311	0.005
Exercised	(24,545,454)	0.005
Forfeited/Canceled	(69,608,333)	0.010
Outstanding, December 31, 2021	539,793,230	0.007	1.40	114,802
Exercisable, December 31, 2021	539.793,230	0.007	1.40	114,802

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Global Arena Holding, Inc. and Subsidiaries

Index to the Financial Statements

Page
Report of Independent Registered Public Accounting Firm:
Report of Raul Carrega, CPA, PCAOB #1939	24

Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2021 and 2020	25

Consolidated Statements of Operations for the Years Ended December 31, 2021 and 2020	26

Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2021 and 2020	27

Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020	28

Notes to Consolidated Financial Statements	29

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

Newport Beach, California

April 1, 2022

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$ 13,295	$ 57,422
Total current assets	13,295	57,422

Deposits for proposed acquisitions	551,150	551,150
TOTAL ASSETS	$ 564,445	$ 608,572

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$ 366,289	$ 268,255
Accrued expenses	3,320,563	2,769,791
Convertible promissory notes payable,
net of debt discount of $117,014 and $111,465	4,129,520	4,498,986
Promissory notes payable	230,000	230,000
Deferred revenue	21,500	308,223
Derivative liability	118,400	399,204
Total current liabilities	8,186,272	8,474,459

STOCKHOLDERS' DEFICIT
Global Arena Holding, Inc.
Preferred stock, $0.001 par value; 2,000,000 shares authorized;
Series B preferred stock; 250,000 shares authorized
49,202 and 49,202 issued and outstanding	49	49
Common stock, $0.001 par value; 4,000,000,000 and 2,000,000,000 shares authorized;
2,044,502,156 and 1,712,958,504 shares issued and outstanding	2,044,502	1,712,959
Additional paid-in capital	19,951,515	19,128,836
Accumulated deficit	(29,594,851)	(28,684,689)
Total Global Arena Holding, Inc. stockholders' deficit	(7,598,785)	(7,842,845)
Noncontrolling interest	(23,042)	(23,042)
Total stockholders’ deficit	(7,621,827)	(7,865,887)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 564,445	$ 608,572

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2021	2020
Revenues:
Services	$ 1,223,116	$ 641,629

Operating expenses:
Salaries and benefits	591,595	748,571
Marketing and advertising	200,554	3,703
Software development	70,672	120,554
Professional fees	412,798	351,367
General and administrative	249,065	303,336
Printing	370,434	220,043
Total operating expenses	1,895,118	1,747,574

Loss from operations	(672,002)	(1,105,945)

Other expenses:
Interest expense and financing costs	(828,420)	(983,256)
Change in fair value of derivative liability	81,180	343,076
Impairment of investment	509,080	-
Total other expenses	(238,160)	(640,180)

Income (loss) before provision for taxes	(910,162)	(1,746,125)

Provision for income taxes	-	-

Net loss	(910,162)	(1,746,125)

Net loss attributed to noncontrolling interest	-	(23,042)

Net loss attributed to Global Arena Holding, Inc.	$ (910,162)	$ (1,723,083)

Weighted average shares outstanding - basic and diluted	1,858,421,059	1,348,996,682

Earnings (loss) per share - basic and diluted	$ (0.00)	$ (0.00)
	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Global Stockholders'	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance, December 31, 2019	60,000	60	985,539,957	985,540	18,524,842	(26,961,606)	(7,451,164)	-	(7,451,164)
Issuance of common stock for convertible debt and accrued interest			522,533,554	522,535	167,035		689,570		689,570
Issuance of common stock for Series B Preferred stock	(10,798)	(11)	36,519,609	36,519	(36,519)				-
Issuance of common stock for services			168,365,384	168,365	121,856		290,221		290,221
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt					312,134		312,134		312,134
Value of extension of warrants and change in conversion price associated with debt extensions					39,477		39,477		39,477
Net loss						(1,723,083)	(1,723,083)	(23,042)	(1,746,125)
Balance, December 31, 2020	49,202	49	1,712,958,504	$1,712,959	19,128,836	(28,684,689)	(7,842,845)	(23,042)	(7,865,887)
Issuance of common stock for debt settlement			75,000,000	75,000	412,500		487,500		487,500
Issuance of common stock for services			1,072,893	1,073	4,399		5,472		5,472
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt					288,923		288,923		288,923
Cashless exercise of warrants			15,104,894	15,105	(15,105)				-
Net loss						(910,162)	(910,162)	-	(910,162)
Balance, December 31, 2021	49,202	$ 49	2,044,502,156	$2,044,502	$19,951,515	$(29,594,851)	$(7,598,785)	$(23,042)	$(7,621,827)

The accompanying notes are an integral part of these consolidated financial statements.

14

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Years Ended December 31,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$ (910,162)	$ (1,746,125)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Amortization of debt discount	338,443	397,965
Change in fair value of derivative liability	(81,180)	(343,076)
Common stock issued for services	5,472	290,221
Gain on settlement of debt	(509,080)	-
Non-cash expense associated with debt extensions		39,477
Change in assets and liabilities:
Deferred revenue	(286,723)	267,723
Accounts payable	98,034	(12,986)
Accrued expenses	828,071	779,221
Net cash used in operating activities	(517,125)	(327,580)

INVESTING ACTIVITIES:
Payment of deposit for acquisition	-	(5,000)
Net cash used in investing activities	-	(5,000)

FINANCING ACTIVITIES:
Proceeds from convertible promissory notes payable	502,500	445,000
Repayment of convertible promissory notes payable	(29,500)	(72,500)
Net cash provided by financing activities	473,000	372,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(44,125)	39,920
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	57,422	17,502
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$ 13,295	$ 57,422

CASH PAID FOR:
Interest	$ -	$ 10,100
Income taxes	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Allocated value of warrants and beneficial conversion features related to debt	$ 288,923	$ 312,134
Debt converted to common stock	$ 372,328	$ 689,570

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

NOTE 4 – ACCRUED EXPENSES

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

NOTE 6 - CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

Issued for cash	526,500
Issued for original issue discount	101,740
Repayment of cash	(29,500)
Conversion to common stock	(268,400)
Issuance of common stock for debt settlement	(622,767)
Debt discount related to new convertible promissory notes	(415,482)
Amortization of debt discounts	338,443
Convertible promissory notes payable, December 31, 2021	$4,129,520

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

The reconciliation between the statutory federal income tax rate and the Company’s effective rate for the years ended December 31, 2021 and 2020 is as follows:

	2021	2020

Federal statutory rates	21.0%	21.0%
State income taxes, net of federal benefit	6.0%	6.0%
Non-deductible expenses	(10%)	(1.9%)
Valuation allowance against net deferred tax assets	(17%)	(25.1)%
Effective rate	0.0%	0.0%

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

16

The Company has evaluated subsequent events from the consolidated balance sheet date through April 1, 2022 (the consolidated financial statement issuance date).

On January 11, 2022, the Company entered into a 12% annum interest convertible promissory note with Mast Hill Fund, L.P. for the principal amount of $140,000 with an original issue discount in the amount of $14,000 mature in twelve months. The note can be converted to the Company’s common stock at $0.0005 per share. In connection

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

NOTE 12– SUBSEQUENT EVENTS (continued)

with the issuance of the convertible promissory note, the Company also issued two common stock purchase warrant; the first common stock purchase warrant for a total of 100,000,000 shares of the Company’s common stock and the second common stock purchase warrant for a total of 260,000,000 shares of the Company’s common stock. The exercise price for both warrants are $0.0005 per share vesting in five years.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Our management, with the participation of our CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the year ended December 31, 2021.  Based upon this evaluation, our CEO concluded that our disclosure controls and procedures were not effective because of the identification material weaknesses in our internal control over financial reporting as described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. GAAP.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2021. Our CEO concluded we have material weaknesses due to lack of segregation of duties, a limited corporate governance structure, and a lack of a formal management review process over preparation of financial information. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our system of internal control. Therefore, while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting and financial reporting duties. Management reported the following material weaknesses:

·

Certain reports that we prepare, and accounting and reporting conclusions reached in connection with the financial statement preparation process are not subjected to a formal review process that includes multiple levels of review and are not submitted timely to the Board of Directors for review or approval; and

·

Lack of segregation of duties in certain accounting and financial reporting processes including the initiation, processing, recording and approval of disbursements;

·

Our corporate governance responsibilities are performed by the Board of Directors, none of whom are independent under applicable standards; we do not have an audit committee or compensation committee. Our Board of Directors acts primarily by written consent without meetings which results in several of our corporate governance functions not being performed concurrent (or timely) with the underlying transactions, including evaluation of the application of accounting principles and disclosures.

·

The Company lacks adequate financial reporting capabilities – Due to the minimal operations and small size of the Company we have not employed individuals that have the necessary accounting knowledge and expertise to ensure accurate financial reporting under US GAAP.

·

The Company lacks appropriate information technology controls – As of December 31, 2021, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions at this point in time to justify additional full-time staff. We may not be able to fully remediate the material weaknesses until we expand operations at which time, we would expect to hire more staff. We will continue to monitor and assess the costs and benefits of additional staffing.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

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

18

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

20

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

22

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

Date:  December 9, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/John Matthews	CEO, CFO Controller, Director	December 9, 2022
/s/Facundo Bacardi	Director	December 9, 2022
/s/Martin Doane	Director	December 9, 2022

30