Form 10-K
period 2022-12-31
Global Arena Holding, Inc.
filed 2023-04-18
CIK 1138724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

OR

☐  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the part 90 days. Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained hereof, and will not be contained, to will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $0.001 par value common stock held by non-affiliates of the registrant on April 17, 2023, was approximately $547,022.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of April 17, 2023 was 420,785,876 shares of its $0.001 par value common stock.

No documents are incorporated into the text by reference.

Global Arena Holding, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2022

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

                            GES Acquisition of Election Services Solutions, LLC

On March 25, 2021, the Company entered into a second amended purchase agreement (APA) with Election Services Solutions. Under the second APA the Company entered into an amended asset purchase agreement with Election Services Solutions, LLC.  Under the amended APA, the Company will purchase 100% of the assets of Election Services Solutions, LLC and the Company will pay $650,000, of which $511,150 has already been paid, and issue 40,000,000 common shares to purchase these assets under this second amended APA. This APA replaces the first amended purchase agreement signed on May 10, 2019 wherein the Company was to purchase 100% of the assets of Election Services Solutions, LLC.  The Company was to pay $550,000, of which $511,150 has already been paid, and issue 20,000,000 common shares to purchase these assets under this first amended APA. GES derives over 80 % of its current business from Election Services Solutions. Management anticipates the closing of this transaction will occur in the second quarter of 2023.

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

Working Relationship with Magdiel Rodriguez

On January 14, 2022, GES entered into an Independent Consulting Agreement (ICA) with Magdiel Rodriquez. Under the terms of the ICA Magdiel Rodriquez will receive 15,000,000 million common shares in return for his software expertise in the development of GES election software. This new ICA replaces an amended MSA signed May 13, 2019 with HCAS and Magdiel Rodriquez wherein the Company was to issue a total of 30,000,000 warrants to purchase the Company’s common shares at a price of $0.005 as consideration for the services of HCAS and Mr. Magdiel Rodriquez. Mr. Rodriguez has over 25 years’ experience in the areas of Information Security, Enterprise Risk Management and Compliance, Information Technology and Operations including 21 years with Visa Inc. where he performed as Senior Business Leader of Information Security. Magdiel has extensive experience in a broad range of areas related to Information Security, Network Engineering, and Enterprise Governance, Risk and Compliance and Payment networks within the financial industry.  Management anticipates the closing of this transaction will occur in the second quarter of 2023.

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

GES Investment in TrueVote Inc.

On June 15, 2019, GES entered into a Term Sheet, and Common Stock Purchase Agreement to create a joint venture with TrueVote, Inc. Under the terms of the agreement GES was to invest $50,000 into a 24 Month Debenture and issue a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company. The Company will receive 3 million common shares of TrueVote, representing  30% of TrueVote Inc. The Company on December 17, 2019 paid $ 40,000 to True Vote. Under the terms of the agreement GES is to invest an additional $10,000 and the Company issue a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company. The transaction closed on February 27, 2023.

GES on January 21, 2022 signed a Master Service Agreement with Voatz Inc, provide a secure voting platform requiring specific proprietary software that allows for secure online rank choice voting tabulator system , and retained Voatz Inc to create a readiness evaluation and related technical services to GES in the 2nd and third quarter of 2022.  GES has a continuing working relationship with Voatz Inc. relating to online voting for non-officer Department of Labor elections.

2) Tidewater Energy Group Inc.

On November 19, 2019, the Company incorporated a new wholly owned entity in the State of Delaware called Tidewater Energy Group Inc. The Board of Directors appointed John S. Matthews and Jason Old as Board members. The Company was formed to explore opportunities in the oil, gas, mineral, and energy business.  Tidewater Energy Group Inc. has 40,000,000 common shares authorized; par value $0.001. There are currently 10,000,000 common shares issued and outstanding of which the Company holds 5,100,000 common shares (51%). The Company invested $50,000 into Tidewater Energy Group Inc. for general capital and administrative expenses in January 2020.  The Company plans to close in the second quarter of 2023.

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

                4) Fortis Industria, LLC

On January 26, 2023, the Company filed Articles of Organization with the State of Nevada to create a limited liability company called Fortis Industria, LLC.  The Company owns 90% of the member interests.  John S. Matthews, an officer and director of the Company owns 5% of the member interests.

Fortis will enter into a purchase and sale agreement with RPM Management LLC, to purchase 51% ownership of 152 oil wells located in Oklahoma, USA. There are currently 46 producing wells, with 23 oil wells to be opened in the next 12 months, with a remaining 83 wells to be opened thereafter.

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

In the U.S. there are 3,007 counties, 64 parishes, 19 organized boroughs, 11 census areas, 41 independent cities, and the District of Columbia, all of whom purchase updated Election Machines and Software. Each municipal county individually purchases election voting machines under the guidance of their own State’s Secretary of State, recommendations from the National Association of Secretaries of State (NASS), and local election regulations .

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

The Elections Assistance Commission (EAC) updated their Voluntary Voting System Guidelines to 2.0 in February 2021. This certification process can take approximately 6 to 9 months and companies applying for certification can spend up to $2,000,000 or more. With the current compliance directives also in place in many individual States, the Company and GES anticipate annual software maintenance of approximately $250,000.

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

Management believes there is an opportunity in conducting United States and Foreign Government Elections. GES’ senior Management teams’ primary business for 40 years has been mail/absentee ballot elections. The market for GES conducting paper/mail ballot elections grew exponentially in January of 2017, when first President Barack Obama, and then President Donald Trump designated U.S. Elections “Critical Infrastructure”.  The effect of these Executive Orders was to refocus the Department of Homeland Security, and the Elections Assistance Commission to reenergize compliance on U.S. Government elections, and assist by making available resources such as intelligence, funding, training and best practices in election software and hardware, for all fifty States.

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

The Working Paper discusses a high-level envisaged Blockchain platform, including a foundational flowchart, and implementation recommendation; BVV is a Crypto Valley, Switzerland based venture capital firm who consists of highly successful entrepreneurs, finance experts, blockchain technology experts and ICO experienced analysts and consultants. The documents created will be used by GES, to begin to create a Minimal Viable Product. This Product, along with GES licensing rights on GES existing Registration and Tabulation Software will be owned by GES. The Working Paper was completed in 2022.

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

GES is working with third party vendors to:

•	Communicate a Message – An organization can get their message out clearly in the form required, without any
	○	unwanted media spin, bias, filtering, or comment.
•	Fine Tune Policies – Test-drive policies and projects with immediate response, allowing for responsive adjustments
	○	to be made to make a message more acceptable to the community.
•	Build a Positive Image – Enhancing the concept of ‘open communication’ and ‘democratic politics’, which leads to
	○	an increasingly positive perception of leaders by their constituents.
•	Learn More About a Group – Learning more about a group’s preferences and opinions on an infinite number of
	○	topics can help the Organization, Institution or League and leaders can better serve its community and
	○	meet their needs in a variety of ways.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company maintains a holding address at 208 East 51st Street, Suite 112, New York, NY 10022. During the years ended December 31, 2022, and 2021, the Company paid $17,344 and $12,651 for all office, storage, and other expenses, respectively.

ITEM 3. LEGAL PROCEEDINGS.

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On December 26, 2017, the Company entered into a settlement agreement with a prior attorney with regards to outstanding legal fees owed. Pursuant to this settlement agreement, the Company paid $25,000 on January 5, 2018, and $25,000 on February 5, 2018, and was required to pay an additional $200,000 during 2018. On December 14, 2020, parties amended the settlement agreement to state that the Company shall pay the prior attorney Two Hundred Nineteen Thousand, Five Hundred and Seventy Six Dollars ($219,576). On January 27, 2021, the Company made a payment of $5,000, on April 12, 2021, the Company made a payment of $15,000, on August 6, 2021, the Company made a payment of $5,000. On October 1, 2021, the Company made a payment of $5,000 and on November 12, 2021, the Company made a payment of $10,000. On January 7, 2022, the Company made a payment of $5,000 and on February 18, 2022, the Company made a payment of $5,000. On May 5,2022 the Company made payments of $5,000 and on June 22, 2022, the Company made payments of $5,000. On December 5,2022 the Company made payments of $5,000.

On October 16, 2020, the Company’s subsidiary, Tidewater Energy Group Corp. was named as a defendant in a lawsuit filed in District Court in and For Tulsa County, State of Oklahoma, CJ-2020-3172. On January 13, 2021, the plaintiffs added the Company to the lawsuit. The plaintiffs are seeking damages, disgorgement and specific performance relief relating to a Purchase and Sale Agreement to purchase all of the membership interests in Foster Energy. The Company has obtained counsel to dispute the charges. On March 18, 2021, the Company filed a motion to dismiss and brief in support. The Company asserted that the plaintiffs’ claims are entirely without merit as the Company was not a party to the Purchase and Sale Agreement or the related non-disclosure agreement. Tidewater concurrently filed a motion to dismiss based on legal remedies available to Tidewater. On December 7, 2022 the case was dismissed with each party bearing their own attorney fees and costs.

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

The following table sets forth the high and low sales prices for our common stock, which has been listed on the OTC Markets Pink for all periods presented.

Year Ended December 31, 2022	High	Low
3/31/22	$.0132	$.0120
6/30/22	$.0072	$.0060
9/30/22	$.0048	$.0036
12/31/22	$.0012	$.0010

Year Ended December 31, 2021	High	Low
3/31/21	$.0768	$.0540
6/30/21	$.0420	$.0384
9/30/21	$.0288	$.0262
12/31/21	$.0180	$.0168

b)  Holders.  As of April 5, 2023, there were 165 shareholders of record of our common stock.

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

The stock-based compensation related to stock options, included in stock compensation expense in the consolidated statements of operations, was $0 and $0 for the years ended December 31, 2022 and 2021, respectively.

The exercise price for options outstanding at December 31, 2022:

A summary of the option activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2020	48,000,000	0.02	1.79	-
Granted	-
Exercised	-
Forfeited/Canceled	(33,000,000)
Outstanding, December 31, 2021	15,000,000	0.02	1.19	-
Granted	-
Exercised	-
Forfeited/Canceled	-
Outstanding, December 31, 2022	15,000,000	0.02	0.19	-
Exercisable, December 31, 2022	15,000,000			-

e)  Performance graph.  Not applicable.

f)  Sale of unregistered securities.

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

On October 5, 2022, the company announced that the Financial Industry Regulatory Association (FINRA) confirmed the below listed corporate actions requested by the Company:

•	1 for 12 Reverse Split
•	New Cusip: 37951M300
•	Current CUSIP: 37951M102
•	Daily List Announcement Date: 10/4/2022
•	Market Effective Date: 10/5/2022

Following the reverse split there are approximately 216,571,612 shares of the Company’s common stock issued and outstanding which represented approximately 2,598,858,127 before the reverse stock split.

During the year ended December 31, 2022, the Company issued:

•	556,317,702 shares of common stock for conversion of $360,946 of convertible notes and $59,167 of accrued interest.
•	52,244,626 shares of common stock issued for cashless exercise of 60,729,543 warrants.
•	2,598,858,127 shares of common stock were canceled and converted to 216,571,612 shares.

During the year ended December 31, 2021 the Company issued:

•	240,365,865 shares of common stock for the conversion of $270,149 of convertible notes and $102,179 of accrued interest;
•	1,072,893 shares of common stock for services rendered valued at fair value of $5,472. The shares were valued at 0.0051.
•	75,000,000 shares of common stock in connection with a note settlement agreement valued at fair value of $487,500.
•	15,104,894 shares of common stock issued for cashless exercise of 24,545,454 warrants.

Warrants

A summary of warrant activity is presented below:

	Number of Warrants	Exercise Price ($)	Contractual Life (in years)	Intrinsic Value ($)
Outstanding, December 31, 2020	534,758,706	0.009	1.80	32,015
Granted	99,188,311	0.005
Exercised	(24,545,454)	0.005
Forfeited/Canceled	(69,608,333)	0.010
Outstanding, December 31, 2021	539,793,230	0.007	1.40	114,802
Granted	1,050,666,667	0.003
Exercised	(60,729,543)	0.002
Forfeited/Canceled	(148,975,119)	0.001
Outstanding, December 31, 2022	1,380,755,235	0.003	1.40	-
Exercisable, December 31, 2022	1,380,755,235	0.003	1.40	-

During the year ended December 31, 2022, the Company issued a total of 1,050,666,667 warrants in connection with new convertible promissory notes payable. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 2-5 years
•	Volatility of 204%;
•	Dividend yield of 0%;
•	Risk free interest rate of 4.12% - 4.73%

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

Liquidity and Capital Resources

As of December 31, 2022, the Company has an accumulated deficit of $31,306,048 and a working capital deficit of $9,215,598. Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

For the year ended December 31, 2022, the Company recorded net loss of $1,711,197. We recorded an amortization of debt discount of $ 321,970, a change in fair value of derivative liability of $2,251 and had a decrease in accounts payable of $38,917 and a decrease in deferred revenue of $21,500. We also had an increase in accrued expenses of $850,445. As a result, we had net cash used in operating activities of $604,450 for the year ended December 31, 2022.

For the year ended December 31, 2022, we received $710,073 as proceeds from the issuance of convertible promissory notes payable and repaid $60,500 of convertible promissory notes and we received $235,000 for issuance of promissory note payable and repaid $128,704 of the promissory note, resulting in net cash provided by financing activities of $755,869.

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

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. Our auditors for the years ended December 31, 2022 and 2021 have included a “going concern” modification in their auditors’ reports. A “going concern” modification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot presently be determined.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve our operating results.

Results of Operations for the year Ended December 31, 2022 compared to the year ended December 31, 2021

Revenues for the year ended December 31, 2022 were $697,060 compared to $1,223,116 for the year ended December 31, 2021 decrease of $526,056. The majority of our clients hold elections on a three-year cycle. This decrease in revenues is due primarily to less elections held during the year of 2022.

Salaries and benefits totaled $809,048 for the year ended December 31, 2022, compared to $591,595 for the year ended December 31, 2021. This increase was due to the employment compensation increase by 10% every year for John Matthews and Kathryn Weisbeck.

Professional fees for the year ended December 31, 2022 totaled $319,162 compared to $412,798 for the year ended December 31, 2021, an decrease of $93,636. This decrease is primarily due to lower professional services during the year ended December 31, 2022.

For the year ended December 31, 2022, we incurred marketing and advertising expenses of $143,392 compared to the $200,554 in the year ended December 31, 2021. We incurred software development expenses of $45,784 in 2022 compared to $70,672 in 2021, we incurred printing costs of $165,125 in 2022 compared to $370,434 in 2021, and we incurred general and administrative expenses of $239,976 in 2022 compared to $249,065 in 2021. The decrease in general and administrative expenses was primarily due to a decrease in costs due to the decrease in revenue.

Total operating expenses for the year ended December 31, 2022 were $1,722,487 compared to $1,895,118 for the year ended December 31, 2021, an decrease of $172,631 principally due to reasons discussed above.

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

818-248-6325

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Global Arena Holding Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Arena Holding Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Newport Beach, California

April 17, 2023

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Audited)

	December 31,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$149,714	$13,295
Prepaid Expense	3,000	-
Total current assets	152,714	13,295

Deposits for proposed acquisitions	566,150	551,150
TOTAL ASSETS	$718,864	$564,445

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$327,372	$366,289
Accrued expenses	4,111,361	3,320,563
Convertible promissory notes payable, net of debt discount of $176,378 and $111,465	4,418,233	4,129,520
Promissory notes payable	392,196	230,000
Deferred revenue	-	21,500
Derivative liability	116,150	118,400
Total current liabilities	9,365,312	8,186,272

STOCKHOLDERS' DEFICIT
Global Arena Holding, Inc.
Preferred stock, $0.001 par value; 2,000,000 shares authorized;
Series B preferred stock; 250,000 shares authorized
49,202 and 49,202 issued and outstanding	49	49
Series C preferred stock; 750,000 shares authorized
480,000 and 0 issued and outstanding	480	-
Common stock, $0.001 par value; 4,000,000,000 and 4,000,000,000 shares authorized;
270,777,969 and 2,044,502,156 shares issued and outstanding	270,778	2,044,502
Additional paid-in capital	22,411,335	19,951,515
Accumulated deficit	(31,306,048)	(29,594,851)
Total Global Arena Holding, Inc. stockholders' deficit	(8,623,406)	(7,598,785)
Noncontrolling interest	(23,042)	(23,042)
Total stockholders’ deficit	(8,646,448)	(7,621,827)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$718,864	$564,445

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Audited)

	Years Ended December 31,
	2022	2021
Revenues:
Services	$697,060		$1,223,116

Operating expenses:
Salaries and benefits	809,048		591,595
Marketing and advertising	143,392		200,554
Software development	45,784		70,672
Professional fees	319,162		412,798
General and administrative	239,976		249,065
Printing	165,125		370,434
Total operating expenses	1,722,487		1,895,118
Loss from operations	(1,025,427)		(672,002)
Other expenses:
Interest expense and financing costs	(846,704)		(828,420)
Debt Forgiveness	158,683		-
Change in fair value of derivative liability	2,251		81,180
Impairment of investment	-		509,080
Total other expenses	(685,770)		(238,160)

Income (loss) before provision for taxes	(1,711,197)		(910,162)

Provision for income taxes	-		-

Net loss	(1,711,197)		(910,162)

Net loss attributed to noncontrolling interest	-		-

Net loss attributed to Global Arena Holding, Inc.	$(1,711,197)	$	(910,162)

Weighted average shares outstanding - basic and diluted	1,785,060,155		1,858,421,059

Earnings (loss) per share - basic and diluted	$(0.00)		$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Audited)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Global Stockholders'	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance, December 31, 2020	49,202	$49	-	-	1,712,958,504	$1,712,959	19,128,836	(28,684,689)	(7,842,845)	(23,042)	(7,865,887)
Issuance of common stock for convertible debt and accrued interest	-	-	-	-	240,365,865	240,365	131,962	-	372,327	-	372.327
Issuance of common stock for debt settlement	-	-	-	-	75,000,000	75,000	412,500	-	487,500	-	487,500
Issuance of common stock for services	-	-	-	-	1,072,893	1,073	4,399	-	5,472	-	5,472
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt	-	-	-	-	-	-	288,923	-	288,923	-	288,923
Cashless exercise of warrants					15,104,894	15,105	(15,105)				-
Net loss	-	-	-	-	-	-	-	(910,162)	(910,162)	-	(910,162)
Balance, December 31, 2021	49,202	$49	-	-	2,044,502,156	$2,044,502	$19,951,515	$(29,594,851)	$(7,598,785)	$(23,042)	$(7,621,827)
Issuance of common stock for convertible debt and accrued interest	-	-	-	-	556,317,702	556,318	(136,205)	-	420,113	-	420,113
Shares issues in exchanges for Series C Preferred Shares	-	-	480,000	480	-	-	-	-	480	-	480
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt Cashless exercise of warrants	-	-	-	-	52,244,626	52,245	(52,245)	-	-	-	-
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt	-	-	-	-	-	-	265,983	-	265,983	-	265,983
Cancelation of Shares in relation to Reverse share split	-	-	-	-	(2,598,858,127)	(2,598,858)	2,598,858	-	-	-	-
Share issuance in relation to reverse share split	-	-	-	-	216,571,612	216,571	(216,571)	-	-	-	-
Net loss	-	-	-	-	-	-	-	(1,711,197)	(1,711,197)	-	(1,711,197)
Balance, December 31, 2022	49,202	$49	480,000	$480	270,777,969	$270,778	$22,411,335	(31,306,048)	(8,623,406)	$(23,042)	$(8,646,448)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Years Ended December 31,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(1,711,197)	$(910,162)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discount	321,970	338,443
Change in fair value of derivative liability	(2,251)	(81,180)
Common stock issued for services	-	5,472
Gain on settlement of debt	-	(509,080)
Change in assets and liabilities:
Deferred revenue	(21,500)	(286,723)
Prepaid Expense	(3,000)	-
Accounts payable	(38,917)	98,034
Accrued expenses	850,445	828,071
Net cash used in operating activities	$(604,450)	$(517,125)

INVESTING ACTIVITIES:
Payment of deposit for acquisition	(15,000)	-
Net cash used in investing activities	$(15,000)	$-

FINANCING ACTIVITIES:
Proceeds from convertible promissory notes payable	710,073	502,500
Proceeds from promissory notes payable	235,000	-
Repayment of convertible promissory notes payable	(128,704)	(29,500)
Repayment of promissory notes payable	(60,500)	-
Net cash provided by financing activities	$755,869	$473,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	136,419	(44,125)
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	13,295	57,422
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$149,714	$13,295

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Allocated value of warrants and beneficial conversion features related to debt	$265,984	$288,923
Debt converted to common stock	$420,112	$372,328
Series C Preferred Stock Issuance	$480	$-
Original Issuance Discount	$115,350	$-
Cancelation of Shares in relation to Reverse share split	$2,598,858	$-
Share issuance in relation to reverse share split	$216,572	$-

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 1 - ORGANIZATION (continued)

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

On June 15, 2019, GES entered into a Term Sheet to create a joint venture with TrueVote, Inc. Under the terms of the agreement GES was to invest $50,000 into True Vote thru a 24 Month Debenture and issue a three year warrant exercisable at $0.01 for 4,500,000 common shares of the Company. The Company will receive 3 million common shares of TrueVote, representing 30% of TrueVote Inc. On December 16, 2019 this Term Sheet was amended to provide for a December 17, 2019, payment by the Company for $ 40,000 to True Vote. As of the date of this filing the Company has paid an additional $10,000 and will issue a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company, and the Company will receive 3,000,000 common shares of TrueVote Inc representing Thirty percent (30%) as part of the joint venture between the companies. Due to the new guidelines issued by the Election Assistance Commission and its Voluntary Voting Guidelines 2.0.The Company is currently renegotiating this transaction and expects to complete the renegotiation by the 3rd quarter 2022.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company has generated recurring losses from operations and cash flow deficits from its operations since inception and has had to continually borrow to continue operating. In addition, certain of the Company’s debt is in default as of December 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations. The Company continues to raise funds from the issuance of additional convertible promissory note. Management is hopeful that with their ability to raise additional funds that the Company should be able to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

	December 31,
	2022	2021
Options	15,000,000	15,000,000
Warrants	1,380,755,235	539,793,230
Convertible notes	1,755,779,661	1,313,270,321
Total	3,151,534,896	1,868,063,551

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of December 31, 2022 and 2021.

	Fair Value
	As of	Fair Value Measurements at
Description	December 31, 2022	December 31, 2022 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$116,150	$-	$116,150	$-

Total	$116,150	$-	$116,150	$-

	Fair Value
	As of	Fair Value Measurements at
Description	December 31, 2021	December 31, 2021 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$118,400	$-	$118,400	$-

Total	$118,400	$-	$118,400	$-

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 - ACQUISITION DEPOSITS

On March 25, 2021, the Company entered into a second amended purchase agreement (APA) with Election Services Solutions. Under the second APA the Company entered into an amended asset purchase agreement with Election Services Solutions, LLC. Under the amended APA, the Company will purchase 100% of the assets of Election Services Solutions, LLC and the Company will pay $650,000, of which $511,150 has already been paid, and issue 40,000,000 common shares to purchase these assets under this second amended APA. This APA replaces the first amended purchase agreement signed on May 10, 2019 wherein the Company was to purchase 100% of the assets of Election Services Solutions, LLC. The Company was to pay $550,000, of which $511,150 has already been paid, and issue 20,000,000 common shares to purchase these assets under this first amended APA. GES derives over 80 % of its current business from Election Services Solutions. Management anticipates the closing of this transaction will occur in the second quarter of 2023.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 3 - ACQUISITION DEPOSITS (continued)

On June 15, 2019, GES entered into a Term Sheet, and Common Stock Purchase Agreement to create a joint venture with TrueVote, Inc. Under the terms of the agreement GES was to invest $50,000 into a 24 Month Debenture and issue a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company. The Company will receive 3 million common shares of TrueVote, representing 30% of TrueVote Inc. The Company on December 17, 2019 paid $40,000 to True Vote. Under the terms of the agreement GES is to invest an additional $10,000 and the Company issue a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company. On June 1st, 2021, TrueVote issued its White Paper “A transparent Electronic Voting System validated by the Bitcoin Blockchain” TrueVote, Inc. is building a comprehensive end-to-end, de-centralized, completely digital voting system. This will be based on traditional, proven database methodologies, and layered with a "checksum" that's posted on the Blockchain, proving all data is immutable and unalterable. This design will ensure that every vote is transparently counted and verifiable. The transaction closed on February 27, 2023.

On November 19, 2019, the Company incorporated a new wholly owned entity in the State of Delaware called Tidewater Energy Group Inc. The Board of Directors appointed John S. Matthews and Jason Old as Board members. The Company was formed to explore opportunities in the oil, gas, mineral, and energy business. Tidewater Energy Group Inc. has 40,000,000 common shares authorized: par value $0.001. There are currently 10,000,000 common shares issued and outstanding of which the Company holds 5,100,000 common shares (51%). The Company invested $50,000 into Tidewater Energy Group Inc. for general capital and administrative expenses in January 2020. The Company plans to close in the second quarter of 2023.

NOTE 4 - ACCRUED EXPENSES

Accrued expenses at December 31, 2022 and 2021 consisted of the following:

	December 31,	December 31,
	2022	2021
Accrued interest	$2,767,267	$2,305,743
Accrued compensation	1,307,656	978,381
Other accrued expenses	36,438	36,439
	$4,111,361	$3,320,563

NOTE 5 - PROMISSORY NOTES PAYABLE

In March 2014, the Company issued two promissory notes for a total of $230,000. The interest rate is the short-term applicable federal rate as determined by the Internal Revenue Service for the calendar month plus 10%. These two promissory notes are due on December 31, 2022, as amended. The outstanding balance was $230,000 and $230,000 as of December 31, 2022 and 2021, respectively.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 5 - PROMISSORY NOTES PAYABLE (continued)

In April 14, 2022, the Company entered into an revenue share agreement with EBF Holdings, LLC for a total of $41,100, on the purchase amount of $30,000 and OID of $11,100. There is no interest rate, but the Company will disburse a daily payment of $304 to EBF Holdings, LLC. The outstanding balance was $3,045 and $0 as of December 31, 2022 and December 31, 2021, respectively.

In October 6, 2022, the Company entered into an revenue share agreement with EBF Holdings, LLC for a total of $47,950, on the purchase amount of $35,000 and OID of $12,950. There is no interest rate, but the Company will disburse a daily payment of $343 to EBF Holdings, LLC. The outstanding balance was $27,058 and $0 as of December 31, 2022 and December 31, 2021, respectively.

In August 22, 2022, the Company entered into an Purchase and Sale of Future Receipts Agreement with Family Business Fund LLC for a total of $74,500, on the purchase amount of $50,000 and OID of $24,500. There is no interest rate, but the Company will disburse a weekly payment of $3,104 to Family Business Fund LLC. The outstanding balance was $21,729 and $0 as of December 31, 2022 and December 31, 2021, respectively

In October 5, 2022, the Company entered into an revenue share agreement with Capytal.com for a total of $22,350, on the purchase amount of $15,000 and OID of $7,350. There is no interest rate, but the Company will disburse a daily payment of $298 to Capytal.com. The outstanding balance was $5,364 and $0 as of December 31, 2022 and December 31, 2021, respectively.

In November 29, 2022, the Company entered into promissory note agreement with Duck Duck Spruce for a total of $100,000. The outstanding balance was $100,000 and $0 as of December 31, 2022 and December 31, 2021, respectively.

In December 31, 2022, the Company entered into promissory note agreement with a shareholder for a total of $5,000. The outstanding balance was $5,000 and $0 as of December 31, 2022 and December 31, 2021, respectively.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 6 - CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes payable at December 31, 2022 and 2021 consist of the following:

	December 31,	December 31,
	2022	2021
Convertible promissory notes with interest rates ranging from 10% to 12% per annum, convertible into common shares at a fixed price ranging from $0.001 to $0.03 per share. Maturity dates through December 31, 2022, as amended. ($2,666,018 in default)	$3,099,054	$2,952,250
Convertible promissory notes with interest rates ranging from 10% to 12% per annum, convertible into common shares at prices equal to 60% discount from the lowest trade price in the 20-25 trading days prior to conversion (as of December 31, 2022 the conversion price would be $0.001 per share). Maturity dates through December 31, 2022, as amended.	321,534	200,784
Convertible promissory notes with interest at 12% per annum, convertible into common shares of GES. The maturity dates through December 31, 2022, as amended. ($1,059,000 in default)	1,174,023	1,093,500
Total convertible promissory notes payable	4,594,611	4,246,534
Unamortized debt discount	(176,378)	(117,014)
Convertible promissory notes payable, net discount	4,418,233	4,129,520
Less current portion	(4,418,233)	(4,129,520)
Long-term portion	$-	$-

A rollforward of the convertible promissory notes payable from December 31, 2020, to December 31, 2022 is below:

Convertible promissory notes payable, December 31, 2020	$4,498,986
Issued for cash	526,500
Issued for original issue discount	101,740
Repayment for cash	(29,500)
Conversion to common stock	(268,400)
Issuance of common stock for debt settlement	(622,767)
Debt discount related to new convertible promissory notes	(415,482)
Amortization of debt discounts	338,443
Convertible promissory notes payable, December 31, 2021	$4,129,520

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 6 - CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

Issued for cash	757,274
Issued for original issue discount	(83,950)
Repayment of cash	(60,500)
Conversion to common stock	(348,696)
Issuance of common stock for debt settlement	-
Debt discount related to new convertible promissory notes	(297,384)
Amortization of debt discounts	321,969
Convertible promissory notes payable, December 31, 2022	$4,418,233

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

	December 31,	December 31,
	2022	2021
Risk-free interest rate	4.12-4.73%	0.04%
Expected life of the options (Years)	0.01-1.30	0.01
Expected volatility	204%	157%
Expected dividend yield	0%	0%

Fair Value	$116,150	$118,400

A rollforward of the derivative liability from December 31, 2020 to December 31, 2022 is below:

Derivative liabilities, December 31, 2020	$399,204
Relieved with debt settlement agreement	(199,624)
Change in fair value of derivative liabilities	(81,180)
Derivative liabilities, December 31, 2021	118,400
Change in fair value of derivative liabilities	(2,251)
Derivative liabilities, December 31, 2022	$116,150

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 8 - STOCKHOLDERS’ DEFICIT (continued)

On October 11, 2019, the Company’s shareholders approved an increase of the Company’s authorized shares by Two Billion Common Shares

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

On October 5, 2022, the company announced that the Financial Industry Regulatory Association (FINRA) confirmed the below listed corporate actions requested by the Company:

•	1 for 12 Reverse Split
•	New Cusip: 37951M300
•	Current CUSIP: 37951M102
•	Daily List Announcement Date: 10/4/2022
•	Market Effective Date: 10/5/2022

Following the reverse split there are approximately 216,571,612 shares of the Company’s common stock issued and outstanding which represented approximately 2,598,858,127 before the reverse stock split.

During the year ended December 31, 2022, the Company issued:

•	556,317,702 shares of common stock for conversion of $360,947 of convertible notes and $59,166 of accrued interest.
•	52,244,626 shares of common stock issued for cashless exercise of 60,729,543 warrants.
•	2,598,858,127 shares of common stock were canceled and converted to 216,571,612 shares

During the year ended December 31, 2021, the Company issued:

•	240,365,865 shares of common stock for the conversion of $270,149 of convertible notes and $102,179 of accrued interest;
•	1,072,893 shares of common stock for services rendered valued at fair value of $5,472. The shares were valued at 0.0051;
•	75,000,000 shares of common stock in connection with a note settlement agreement valued at fair value of $487,500; and
•	15,104,894 shares of common stock issued for cashless exercise of 24,545,454 warrants.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 8 - STOCKHOLDERS’ DEFICIT (continued)

Option Activity

A summary of the option activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2020	48,000,000	0.03	1.79	-
Granted	-
Exercised	-
Forfeited/Canceled	(33,000,000)
Outstanding, December 31, 2021	15,000,000	0.02	1.19	-
Granted	-
Exercised	-
Forfeited/Canceled	-
Outstanding, December 31, 2022	15,000,000	0.02	0.19	-
Exercisable, December 31, 2022	15,000,000	0.02	0.19	-

The exercise price for options outstanding at December 31, 2022:

Outstanding and Exercisable
Number of	Exercise
Options	Price
15,000,000	$0.02
15,000,000

Warrant Activity

A summary of warrant activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2020	534,758,706	0.009	1.80	32,015
Granted	99,188,311	0.005
Exercised	(24,545,454)	0.005
Forfeited/Canceled	(69,608,333)	0.010
Outstanding, December 31, 2021	539,793,230	0.007	1.40	114,802
Granted	1,050,666,667	0.003
Exercised	(60,729,543)	0.002
Forfeited/Canceled	(148,975,119)	0.001
Outstanding, December 31, 2022	1,380,755,235	0.003	1.40	-
Exercisable, December 31, 2022	1,380,755,235	0.003	1.40	-

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 8 - STOCKHOLDERS’ DEFICIT (continued)

The exercise price for warrants outstanding at December 31, 2022:

Outstanding and Exercisable
Number of	Exercise
Warrants	Price
7,500,000	$0.00250
994,000,000	0.00100
29,270,457	0.00170
15,000,000	0.00176
11,111,111	0.00180
76,923,000	0.00190
109,423,000	0.00200
37,500,000	0.00300
25,000,000	0.00400
30,000,000	0.00500
7,142,857	0.00700
37,884,810	0.05000
1,380,755,235

During the year ended December 31, 2022, the Company issued a total of 1,050,666,667 warrants in connection with a new convertible promissory note payable. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

•    Expected life of 2-5 years

•    Volatility of 204%;

•    Dividend yield of 0%;

•    Risk free interest rate of 4.12% - 4.73%

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

•    Dividend yield of 0%;

•    Risk free interest rate of 0.04% - 0.89%

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 9 - INCOME TAXES

As of December 31, 2022, the Company had approximately $23,595,761 of federal net operating loss carryforwards available to offset future taxable income. These net operating losses which, if not utilized, begin expiring in 2029. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s net operating loss carryforwards may be subject to an annual limitation in the event of a change of control.

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

FASB ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the length of carryback and carryforward periods, and expectations of future profits, etc. The Company believes that significant uncertainty exists with respect to the future realization of the deferred tax assets and has therefore established a full valuation allowance as of December 31, 2022 and 2021. The change in the deferred tax valuation allowance increased by approximately $375,699 and $145,000 during the years ended December 31, 2022 and 2021, respectively. The increase in 2022 and 2021 was a result of additional net operating losses.

The components of deferred tax assets at December 31, 2022 and 2021 are as follows:

	2022	2021
Deferred income tax asset
Net operating loss carryforwards	$6,590,408	$6,215,000
Less: valuation allowance	(6,590,408)	(6,215,000)
Net deferred tax asset	$-	$-

The Company evaluated the provisions of FASB ASC 740 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carryforward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FASB ASC 740. Interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “interest expense, net” in the statement of operations. Penalties would be recognized as a component of “general and administrative expenses.” No interest or penalties were recorded during the years ended December 31, 2022 and 2021. As of December 31, 2022 and 2021, no liability for unrecognized tax benefits was required to be reported.

The Company files income tax returns in the United States and in New York State and City. The Company is no longer subject to Federal, state and local income tax examinations by the tax authorities for tax years prior to 2017.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 9 - INCOME TAXES (continued)

The reconciliation between the statutory federal income tax rate and the Company’s effective rate for the years ended December 31, 2022 and 2021 is as follows:

	2022	2021

Federal statutory rates	21.0%	21.0%
State income taxes, net of federal benefit	6.0%	6.0%
Non-deductible expenses	(5%)	(10%)
Valuation allowance against net deferred tax assets	(22%)	(17%)
Effective rate	0.0%	0.0%

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

On October 16, 2020, the Company’s subsidiary, Tidewater Energy Group Corp. was named as a defendant in a lawsuit filed in District Court in and For Tulsa County, State of Oklahoma, CJ-2020-3172. On January 13, 2021, the plaintiffs added the Company to the lawsuit. The plaintiffs are seeking damages, disgorgement and specific performance relief relating to a Purchase and Sale Agreement to purchase all of the membership interests in Foster Energy. The Company has obtained counsel to dispute the charges. On March 18, 2021, the Company filed a motion to dismiss and brief in support.  The Company asserted that the plaintiffs’ claims are entirely without merit as the Company was not a party to the Purchase and Sale Agreement or the related non-disclosure agreement. Tidewater concurrently filed a motion to dismiss based on legal remedies available to Tidewater. On December 7, 2022 the case was dismissed with each party bearing their own attorney fees and costs.

On March 31, 2022, the Company was named as a defendant in a lawsuit filed in the Supreme Court of the State of New York, Index No. 651531/2002. The plaintiff has alleged breach of contract and unjust enrichment. The plaintiff is seeking damages relating to a plaintiff’s prior employment agreement with the Company. The Company has obtained counsel to dispute the charges.

NOTE 11 - AGREEMENTS

On March 25, 2021, the Company entered into a second amended purchase agreement (APA) with Election Services Solutions. Under the second APA the Company entered into an amended asset purchase agreement with Election Services Solutions, LLC.  Under the amended APA, the Company will purchase 100% of the assets of Election Services Solutions, LLC and the Company will pay $650,000, of which $511,150 has already been paid, and issue 40,000,000 common shares to purchase these assets under this second amended APA. This APA replaces the first amended purchase agreement signed on May 10, 2019, wherein the Company was to purchase 100% of the assets of Election Services Solutions, LLC. The Company was to pay $550,000, of which $511,150 has already been paid, and issue 20,000,000 common shares to purchase these assets under this first amended APA. GES derives over 80% of its current business from Election Services Solutions. Management anticipates the closing of this transaction will occur in the second quarter of 2023.

On May 13, 2019, the Company entered into a joint venture agreement with Voting Portals, LLC (VP), a Florida limited liability company. Pursuant to this agreement, the joint venture will be making use of the VP online e-voting web portal solutions and proprietary e-voting software programs to service and fulfill GES’s clients’ online elections and other e-voting events pursuant to the terms of the agreement, as well as any other ventures and relationships agreed to pursuant to the goals of the agreement. The Agreement was amended and as part of this agreement, the Company will be issuing 10,000,000 common shares to VP for services rendered, and VP will own 100% of the rights to the software, while GES will be responsible for all administrative and other election procedures. This transaction will close in the 2nd quarter of 2023.

On January 14, 2022, GES entered into an Independent Consulting Agreement (ICA) with Magdiel Rodriquez. Under the terms of the ICA Magdiel Rodriquez will receive 15,000,000 million common shares in return for his software expertise in the development of GES election software. This new ICA replaces an amended MSA signed May 13, 2019 with HCAS and Magdiel Rodriquez wherein the Company was to issue a total of 30,000,000 warrants to purchase the Company’s common shares at a price of $0.005 as consideration for the services of HCAS and Mr. Magdiel Rodriquez. Mr. Rodriguez has over 25 years’ experience in the areas of Information Security, Enterprise Risk Management and Compliance, Information Technology and Operations including 21 years with Visa Inc. where he performed as Senior Business Leader of Information Security. Magdiel has extensive experience in a broad range of areas related to Information Security, Network Engineering, and Enterprise Governance, Risk and Compliance and Payment networks within the financial industry. Management anticipates the closing of this transaction will occur in the first quarter or early 2nd quarter of 2023.

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 11 - AGREEMENTS (continued)

The Working Paper discusses a high-level envisaged Blockchain platform, including a foundational flowchart, and implementation recommendation; BVV is a Crypto Valley, Switzerland based venture capital firm who consists of highly successful entrepreneurs, finance experts, blockchain technology experts and ICO experienced analysts and consultants. The documents created will be used by GES, to begin to create a Minimal Viable Product. This Product, along with GES licensing rights on GES existing Registration and Tabulation Software will be owned by GES. The Working Paper was completed in 2022.

GES Investment in TrueVote Inc.

On June 15, 2019, GES entered into a Term Sheet, and Common Stock Purchase Agreement to create a joint venture with TrueVote, Inc. Under the terms of the agreement GES was to invest $50,000 into a 24 Month Debenture and issue a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company. The Company will receive 3 million common shares of TrueVote, representing 30% of TrueVote Inc. The Company on December 17, 2019 paid $ 40,000 to True Vote. Under the terms of the agreement GES is to invest an additional $10,000 and the Company issue a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company. On June 1st, 2021, TrueVote issued its White Paper “A transparent Electronic Voting System validated by the Bitcoin Blockchain” TrueVote, Inc. is building a comprehensive end-to-end, de-centralized, completely digital voting system. This will be based on traditional, proven database methodologies, and layered with a "checksum" that's posted on the Blockchain, proving all data is immutable and unalterable. This design will ensure that every vote is transparently counted and verifiable.  The transaction closed on February 27, 2023.

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

On June 15, 2019, GES entered into a Term Sheet to create a joint venture with TrueVote, Inc. Under the terms of the agreement GES will invest $50,000 into a 24 Month Debenture and issue a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of Global Arena Holding Inc., (“GAHC”). GAHC will receive 3 million common shares of TrueVote, representing 30% of TrueVote Inc. TrueVote, Inc. is building a comprehensive end-to-end, de-centralized, completely digital voting system. This will be based on traditional, proven database methodologies, and layered with a "checksum" that's posted on the Blockchain, proving all data is immutable and unalterable. This design will ensure that every vote is transparently counted and verifiable.Upon the closing of the agreement, GES will have invested $50,000 into a 24 Month Debenture and will have issued a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company, and the Company will receive 3,000,000 common shares of TrueVote Inc. as part of the joint venture between the companies. The Company on December 17, 2019 paid $ 40,000 to True Vote. The Company will pay an additional $10,000 and a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company, in the 1st quarter of 2021. The transaction closed on February 27, 2023.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 11 - AGREEMENTS (continued)

2) Tidewater Energy Group Inc.

On November 19, 2019, the Company incorporated a new wholly owned entity in the State of Delaware called Tidewater Energy Group Inc. The Board of Directors appointed John S. Matthews and Jason Old as Board members.

The Company was formed to explore opportunities in the oil, gas, mineral, and energy business. Tidewater Energy Group Inc. has 40,000,000 common shares authorized: par value $0.001. There are currently 10,000,000 common shares issued and outstanding of which the Company holds 5,100,000 common shares (51%).  The Company invested $50,000 into Tidewater Energy Group Inc. for general capital and administrative expenses in January 2020. The Company plans to close in the second quarter of 2023.

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
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 11 - AGREEMENTS (continued)

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 11 - AGREEMENTS (continued)

On December 30, 2022, the Company entered into a 12% annum interest convertible promissory note with an investor for the principal amount of $150,000 with an mature in sixteen months. The note can be converted to the Company’s common stock at $0.0025 per share. In connection with the issuance of the convertible promissory note, the Company also issued one common stock purchase warrant, the common stock purchase warrant for a total of 7,500,000 shares of the Company’s common stock. The exercise price for both warrants are $0.0025 per share vesting in five years.

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the consolidated balance sheet date through March 31, 2022 (the consolidated financial statement issuance date).

On January 31, 2023, the Company and a note holder entered into a settlement, beginning February 5, 2023 and on the fifth day of the next four (4) months thereafter, the Company shall secure a third party (a “Third Party Purchaser”) to purchase from Holder a minimum of Sixty Thousand Dollars ($60,000) of unpaid principal and accrued interest under the Note and on July 1, 2023 the Company shall secure a Third Party Purchaser to purchase from Holder all remaining unpaid principal and accrued interest under the Note with each such purchase to be allocated pro rata between the remaining unpaid principal and accrued interest.  The Company has been working with the note holder on an ongoing basis to complete the terms of the settlement.

On February 27, 2023, GES entered into a First Amendment to a Convertible Promissory Note originally dated December 20, 2019. The related Stock Purchase Agreement signed December 19, 2019, wherein GES received 3,000 common shares of the 10,000 common stock outstanding of TrueVote remained unchanged.

Pursuant to the First Amendment to a Convertible Promissory Note, the following material items were revised:

•	The issuance date of the Note was amended from December 20, 2019, to February 27, 2023, and all references to the date of the Note therein shall be deemed to be February 27, 2023 and the new Maturity Date shall mean June 27, 2024.

•	Further, GES has forgiven the previous Fifty Thousand Dollar ($50,000) Note unless TrueVote has one of the following conditions met prior to the Maturity Date:

i.	an Event of Default described in Section 6(a)(i) and in Section 6(a)(ii) occurs; or

ii.	Borrower issues ownership interests of Borrower that result in the ownership percentage of GES in Borrower to be less than 15% of the total ownership of Borrower.” GES would then be entitled to the principal sum of Fifty Thousand Dollars ($50,000), together with interest at the annual rate of 1.25% compounded annually, if, and only if, one of the preceding conditions is met prior to the Maturity Date.

As part of TrueVote revised transaction, new GAHC warrants were issued to the Principals of True Vote Inc., Brett Morrison and Ped Hasid. The warrants were issued on February 27, 2023 and each individual is entitled to exercise the warrants to purchase a maximum of 2,250,000 (Two Million, Two Hundred Fifty Thousand) fully-paid and non-assessable shares of the GAHC Common Stock, par value $0.001 per share at an exercise price of $0.0012 per Share, replacing a previous conversion price of $0.01. The warrants are exercisable for a period of two years from the issuance date.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 12 - SUBSEQUENT EVENTS (continued)

On January 26, 2023, the Company entered into a convertible note with 1800 Diagonal Lending, LLC for the amount of $54,600. The note bears a 12% interest and mature in twelve months.

On January 31, 2023, the Company entered into a Loan agreement with Family Business Fund, LLC for the amount of $41,000. The company will repay the loan in 24 weekly fixed payments of $2,426.

On March 10, 2023, the Company entered into a convertible note with Thomas Kivisto for the amount of $32,500. The note bears a 12% interest and mature in twelve months.

On March 7, 2023, the Company entered into a warrant purchase agreement with Cathleen Healey, for the purchase of up to ten million shares at a par value of $0.001 and the price of $0.002 per share. The agreement will expire two years after the date of issuance.

On March 8, 2023, the Company entered into a Media Consulting Agreement with Triple 8 Capital Corp (Media Consultant). The media consultant will provide consulting services in related to their operation and shall receive $3,200 per month for 6 months and the parties may negotiate to extend the term of the agreement.

Common Shares

On April 14, 2023, the Company issued restricted common shares at a per share price of $.0013 to the following independent contractors(“IC”) for consulting services rendered:

Amount	Name and position
14,322,799	Thomas, Kivisto, Managing Director of Fortis Industria LLC.
7,500,000	Court Consulting controlled by KiKi Vandeweghe – IC for GES consulting on corporate governance and union elections
7,500,000	Emily Janish – IC on all IT issues for GES and the Company
7,500,000	Ambassador Francisco – IC on European Union Elections
15,000,000	Lee Thiam Seng – IC on Asia Elections
7,500,000	James Moore – IC on Icon GES ballot design

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Controls and Procedures

During the year ended December 31, 2022, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2022. Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures were not effective as of December 31, 2022 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Resumes

John Matthews, age 61, has served as the Chief Executive Officer, Chief Financial Officer, and director of Global Arena Holding Inc.  Mr. Matthews has served as the Chairman of Global Election Services since 2015 and a Director of GAHI Acquisition Corp. since 2015 and as a Director in Tidewater Energy Group since 2019.  In these positions, he has directed the investment into Blockchain Technologies Corp and has initiated the upgraded elections software and hardware applications covering registration, election tabulation, and reporting.  Mr. Matthews has been involved in United States politics since the 1980s, having worked on and for numerous State, Congressional and Presidential elections.  Mr. Matthews worked on Senator Daniel Patrick Moynihan’s campaign for the US Senate in 1988 and concurrently served as Senator Moynihan’s Director of the Senator’s New York Office acting as the Senator’s senior Ombudsman and was responsible for all constituent services and legislative initiatives.  Mr. Matthews served as an officer in various United States broker dealers from 1992 to 2014.  He received a BA from Long Island University in 1987.

Facundo Bacardi, age 76, is a current shareholder and member of the family that owns and controls Bacardi Ltd., a worldwide liquor manufacturer and distributor.  From 1979 to 1991, he was in charge of Bacardi’s manufacturing and distribution division for Nassau, Brazil, Trinidad and Central America.  Currently, Mr. Bacardi serves as a director of Suramericana de Inversiones, S.A., an investment company located in Panama, and has served in that capacity since 1990.

Martin J. Doane, age 54, is a director of Global Arena Holdings Corp. since November 7, 2011.  He has been a founding partner and CEO of Ubequity Capital since 2006.  He served as vice president and secretary of Northern Empire Energy Corporation from March 20, 2012, to September 4, 2013.  He was the chief executive officer of Adenyo Inc. from 2004 through 2009.  He has served as the chief executive officer of MeeMee Media Inc. since April 2013.  He was the vice president and secretary of EnDev Holdings Inc. from July 2010 to April 2013.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the Company must file a Form 4 reporting the acquisition or disposition of Company's equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply.  Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the Company's fiscal year.  Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder.  To our knowledge, based solely on a review of the copies of these reports furnished to it, the officers, directors, and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements during 2022.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to our executive officers.

Summary Compensation Table

Name and Principal Position	Cash Year	Salary ($)		Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John Matthews	2022	147,887	(1)	-	-	-	147,887
CEO	2021	137,915	(2)	-	-	-	137,915

(1)	Mr. Matthews received $0 as his salary from the Company and $147,887 from GES
(2)	Mr. Matthews received $0 as his salary from the Company and $137,915 from GES.

Outstanding Equity Awards at Fiscal Year End

There were no equity awards outstanding at December 31, 2022.  On April 13, 2020, the Board of Directors amended the employment contract of John Matthews dated December 8, 2017.  Pursuant to the amended terms, the stock options granted under Section 3.3 of the employment contract were cancelled and granted Mr. Matthews a stock award of 55,000,000 common shares at $.0018 per common share (110% of the market price on the date of grant).

The shares were issued on October 21, 2020.

Director Compensation

The following table set forth certain information as to the compensation paid to our Directors.

Summary Compensation Table

Name and Principal Position	Cash Year	Salary ($)		Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John S. Matthews	2022	147,887	(1)	-	-	-	147,887
Chairman	2021	137,915	(2)	-	-	-	137,915
Facundo Bacardi	2022	-		-	-		-
Director	2021	-		-	-	-	-
Martin Doane	2022	-		-	-		-
Director	2021	-		-	-	-	-

1) Mr. Matthews received $0 as his salary from the Company and $147,887 from GES.

2) Mr. Matthews received $0 as his salary from the Company and $137,915 from GES.

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

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2023, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

Name and Address	Amount	Percentage
John Matthews	4,820,170(1)	1.15%
208 East 51 Street, Suite 112
New York, NY 10022

Facundo Bacardi	3,056,891(1)	.73%
208 East 51 Street, Suite 112
New York, NY 10022

Martin Doane	3,056,891(1)	.73%
208 East 51 Street, Suite 112
New York, NY 10022

All Officers and Directors as a Group (3 persons)	10,933,952	2.60%

On April 13, 2020, the Board of Directors granted the following stock awards to the directors at $.0018 per common share (110% of the market price on the date of grant). The shares were issued on October 21, 2020.

John Matthews - 55,000,000 (4,820,170 post reverse stock split) common shares

Martin Doane - 36,682,692 (3,056,891 post reverse stock split) common shares

Facundi Bacardi - 36,682,692 (3,056,891 post reverse stock split) common shares

Based upon 420,785,876  outstanding common shares as of April 14, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the years ended December 31, 2022 and 2021 for professional services rendered by Raul Carrega (PCAOB # 1939) for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the periods ended December 31, 2022 and 2021 were $86,000 and $ 45,000, respectively.

Audit related fees

The aggregate fees billed for the years ended December 31, 2022 and 2021 for assurance and related services by Raul Carrega that are reasonably related to the performance of the audit or review of the Company’s financial statements for those fiscal years were included in the above listed were $0 and $0, respectively.

Tax Fees

We incurred aggregate tax fees and expenses from Raul Carrega during the years ended December 31, 2022 and 2021 for professional services rendered for tax compliance, tax advice, and tax planning of $0 and $0, respectively.

All Other Fees

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.  All of the services described above for fiscal year 2022 were approved by the board of directors pursuant to its policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2022 and 2021

Statements of Operations for the years ended December 31, 2022 and 2021

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2022 and 2021

Statements of Cash Flows for the years ended December 31, 2022 and 2021

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

Date:  April 17, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/John Matthews	CEO, CFO Controller	April 17, 2023
Director,

/s/Facundo Bacardi	Director	April 17, 2023

/s/Martin Doane	Director	April 17, 2023