Form 10-Q
period 2023-03-31
Global Arena Holding, Inc.
filed 2023-06-15
CIK 1138724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☒                Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

As of June 9, 2023, the registrant had 524,858,604 outstanding shares of common stock.

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$19,890	$149,714
Prepaid Expense	2,250	3,000
Total current assets	$22,140	$152,714

Deposits for proposed acquisitions	566,150	566,150
TOTAL ASSETS	$588,290	$718,864

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$327,372	$327,372
Due to related party	6,700	-
Accrued expenses	4,314,926	4,111,361
Convertible promissory notes payable,
net of debt discount of $109,519 and $176,378	4,465,625	4,418,233
Promissory notes payable	376,653	392,196
Deferred revenue	-
Derivative liability	151,017	116,150
Total current liabilities	9,642,293	9,365,312

STOCKHOLDERS' DEFICIT
Global Arena Holdings, Inc.
Preferred stock, $0.001 par value; 2,000,000 shares authorized;
Series B preferred stock; 250,000 shares authorized
49,202 and 49,202 issued and outstanding	49	49
Series C preferred stock; 750,000 shares authorized
480,000 and 0 issued and outstanding	480	480
Common stock, $0.001 par value; 4,000,000,000 shares authorized;
270,777,969 and 2,044,502,156 shares issued and outstanding	361,463	270,778
Additional paid-in capital	22,439,490	22,411,335
Accumulated deficit	(31,832,443)	(31,306,048)
Total Global Arena Holdings, Inc. stockholders’ deficit	(9,030,961)	(8,623,406)
Noncontrolling interest	(23,042)	(23,042)
Total stockholders’ deficit	(9,054,003)	(8,646,448)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$588,290	$718,864

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Services	$106,192		$197,831

Operating expenses:
Salaries and benefits	165,378		174,919
Marketing and advertising	37,663		41,194
Software development	1,326		7,163
Professional fees	67,668		107,980
General and administrative	45,495		72,126
Printing	2,403		20,309
Total operating expenses	319,933		423,691

Loss from operations	(213,741)		(225,860)

Other expenses:
Interest expense and financing costs	(271,204)		(197,501)
Other income (expense)	(6,581)		-
Change in fair value of derivative liability	(34,869)		48
Gain on settlement of debt	-		-
Total other expenses	(312,654)		(197,453)
Income (loss) before provision for taxes	(526,395)		(423,313)
Provision for income taxes	-		-
Net loss	(526,395)		(423,313)
Net loss attributed to noncontrolling interest	-		-
Net loss attributed to Global Arena Holding, Inc.	$(526,395)		$(423,313)

Weighted average shares outstanding - basic and diluted	7,486,944,829		2,064,848,188
Earnings (loss) per share - basic and diluted	$(0.00)		$(0.00)
	$(0.00)	$	(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Global Stockholders'	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance, December 31, 2022	49,202	$49	480,000	$480	270,777,969	$270,778	$22,411,335	$(31,306,048)	$(8,623,406)	$(23,042)	$(8,646,448)
Issuance of common stock for convertible debt and accrued interest					67,081,217	67,081	29,363	-	96,444		96,444
Conversion of warrants					23,603,891	23,604	(23,604)	-	-		-
Allocated value of warrants and beneficial conversion							22,396	-	22,396	-	-
Net loss								(526,395)	(526,395)	-	(526,395)
Balance, March 31, 2023	49,202	$49	480,000	$480	361,463,077	$361,463	$22,439,490	$(31,832,443)	$(9,030,961)	$(23,042)	$(9,054,003)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (continued)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Global Stockholders'	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance, December 31, 2021	49,202	$49	-	-	2,044,502,156	$2,044,502	$19,951,515	$(29,594,851)	$(7,598,785)	$(23,042)	$(7,621,827)
Issuance of common stock for convertible debt and accrued interest					46,505,216	46,505	11,627		58,132		58,132
Issuance of common stock for debt settlement
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt							96,352				96,352
Net loss								(423,313)	(423,313)		(423,313)
Balance, March 31, 2022	49,202	$49	-	-	2,091,007,372	$2,091,007	$20,059,494	$(30,018,164)	$(7,867,614)	$(23,042)	$(7,890,656)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(526,395)	$(423,313)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization of debt discount	91,329	69,419
Change in fair value of derivative liability	34,867	(48)
Non-cash expense associated with warrant	22,396	-
Change in assets and liabilities:
Deferred revenue	-	(21,500)
Prepaid Expense	750	-
Accounts payable	-	(16,434)
Accrued expenses	227,807	232,927
Net cash used in operating activities	(149,246)	(158,949)

INVESTING ACTIVITIES:
Payment of deposit for acquisition	-	-
Net cash used in investing activities	-	-

FINANCING ACTIVITIES:
Proceeds from convertible promissory notes payable	93,700	171,000
Proceeds from note payable	31,687	-
Repayment of note payable	(65,050)	-
Repayment of convertible promissory notes payable	(47,615)	(13,500)
Proceeds from related party	6,700
Net cash used in financing activities	19,422	157,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(129,824)	(1,449)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	149,714	13,295

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$19,890	$11,846

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Allocated value of warrants and beneficial conversion features related to debt	$22,396	$96,352
Debt converted to common stock	$96,444	$58,132
Series C Preferred Stock Issuance	-	-

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company has generated recurring losses from operations and cash flow deficits from its operations since inception and has had to continually borrow to continue operating. In addition, certain of the Company’s debt is in default as of March 31, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations. The Company continues to raise funds from the issuance of additional convertible promissory note. Management is hopeful that with their ability to raise additional funds that the Company should be able to continue as a going concern.

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

	March 31,
	2023	2022
Options	-	15,000,000
Warrants	1,193,260,301	873,793,230
Convertible notes	1,804,346,045	1,562,603,654
Total	2,997,606,346	2,482,063,551

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

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of March 31, 2023 and December 31, 2022.

	Fair Value
	As of	Fair Value Measurements at
Description	March 31, 2023	March 31, 2023 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$151,017	$-	$151,017	$-

Total	$151,017	$-	$151,017	$-

	Fair Value
	As of	Fair Value Measurements at
Description	December 31, 2022	December 31, 2022 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$116,150	$-	$116,150	$-

Total	$116,150	$-	$116,150	$-

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

NOTE 4 - ACCRUED EXPENSES

Accrued expenses at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31,	December 31,
	2023	2022
Accrued interest	$2,890,656	$2,767,267
Accrued compensation	1,387,832	1,307,656
Other accrued expenses	36,438	36,438
	$4,314,926	$4,111,361

NOTE 5 - PROMISSORY NOTES PAYABLE

In March 2014, the Company issued two promissory notes for a total of $230,000. The interest rate is the short-term applicable federal rate as determined by the Internal Revenue Service for the calendar month plus 10%. These two promissory notes are due on December 31, 2021, as amended. The outstanding balance was $230,000 and $230,000 as of March 31, 2023 and December 31, 2022, respectively.

In April 14, 2022, the Company entered into an revenue share agreement with EBF Holdings, LLC for a total of $41,100, on the purchase amount of $30,000 and OID of $11,100. There is no interest rate, but the Company will disburse a daily payment of $304,44 to EBF Holdings, LLC. The outstanding balance was $3,045 and $3,045 as of March 31, 2023 and December 31, 2022, respectively

In October 6, 2022, the Company entered into an revenue share agreement with EBF Holdings, LLC for a total of $47,950, on the purchase amount of $35,000 and OID of $12,950. There is no interest rate, but the Company will disburse a daily payment of $343 to EBF Holdings, LLC. The outstanding balance was $4,795 and $27,058 as of March 31, 2023 and December 31, 2022, respectively.

In August 22, 2022, the Company entered into an Purchase and Sale of Future Receipts Agreement with Family Business Fund LLC for a total of $74,500, on the purchase amount of $50,000 and OID of $24,500. There is no interest rate, but the Company will disburse a weekly payment of $3,104 to Family Business Fund LLC. The outstanding balance was $0 and $21,729 as of March 31, 2023 and December 31, 2022, respectively

In October 5, 2022, the Company entered into an revenue share agreement with Capytal.com for a total of $22,350, on the purchase amount of $15,000 and OID of $7,350. There is no interest rate, but the Company will disburse a daily payment of $298 to Capytal.com. The outstanding balance was $0 and $5,364 as of March 31, 2023 and December 31, 2022, respectively.

In November 29, 2022, the Company entered into promissory note agreement with Duck Duck Spruce for a total of $100,000. The outstanding balance was $100,000 and $100,000 as of March 31, 2023 and December 31, 2022, respectively.

In December 31, 2022, the Company entered into promissory note agreement with a shareholder for a total of $5,000. The outstanding balance was $0 and $5,000 as of March 31, 2023 and December 31, 2022, respectively.

In January 31, 2023, the Company entered into an Purchase and Sale of Future Receipts Agreement with Family Business Fund LLC for a total of $58,220, on the purchase amount of $ 41,000and OID of $17,220. There is no interest rate, but the Company will disburse a weekly payment of $2,426 to Family Business Fund LLC. The outstanding balance was $38,813 and $0 as of March 31, 2023 and December 31, 2022, respectively

NOTE 6 - CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes payable at March 31, 2023 and December 31, 2022 consist of the following:

	March 31,	December 31,
	2023	2022
Convertible promissory notes with interest rates ranging from 10% to 12% per annum, convertible into common shares at a fixed price ranging from $0.001 to $0.03 per share. Maturity dates through March 31 2023, as amended. ($1,919,804 in default)	$3,070,102	$3,099,054
Convertible promissory notes with interest rates ranging from 10% to 12% per annum, convertible into common shares at prices equal to 60% discount from the lowest trade price in the 20-25 trading days prior to conversion (as of June 30, 2021 the conversion price would be $0.001 per share). Maturity dates through March 31, 2023, as amended. ($190,784 in default)	360,019	321,534
Convertible promissory notes with interest at 12% per annum, convertible into common shares of GES. The maturity dates through March 31, 2023, as amended. ($1,028,000 in default)	1,145,023	1,174,023
Total convertible promissory notes payable	4,575,144	4,594,611
Unamortized debt discount	(109,519)	(176,378)
Convertible promissory notes payable, net discount	4,465,625	(4,418,233)
Less current portion	(4,465,625)	(4,418,233)
Long-term portion	$-	$-

A  rollforward of the convertible promissory notes payable from December 31, 2022 to March 31, 2023 is below:

Convertible promissory notes payable, December 31, 2022	$4,418,233
Issued for cash	80,700
Issued for original issue discount	(6,650)
Repayment for cash	(47,615)
Conversion of common stock	(70,452)
Debt discount related to new convertible promissory notes	-
Amortization of debt discounts	91,409
Convertible promissory notes payable, March 31, 2023	$4,465,625

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

	March 31,	December 31,
	2023	2022
Risk-free interest rate	4.64-4.74%	4.12-4.73%
Expected life of the options (Years)	0.01-1.11	0.01-1.30
Expected volatility	217%	204%
Expected dividend yield	0%	0%

Fair Value	$151,017	$116,150

A roll-forward of the derivative liability from December 31, 2022 to March 31, 2023 is below:

Derivative liabilities, December 31, 2022	$116,150
Relieved with debt settlement agreement	0
Change in fair value of derivative liabilities	34,867
Derivative liabilities, March 31, 2023	$151,017

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

120,000 Series C Preferred Shares – Martin Doane, Director

120,000 Series C Preferred Shares – Facundo Bacardi, Director

120,000 Series C Preferred Share – Kathryn Weisbeck, Director of Public Relations/Marketing

The Series C Preferred Shares were issued on July 29, 2022

Common Stock

During the three months ended March 31, 2023, the Company issued 67,081,217 shares of common stock for convertible notes of $72,202 and accrued interest of $24,243. The shares were valued based on the market price on the grant date In addition, the Company issued 23,603,891 for the cashless exercise of 32,187,124 warrants

During the three months ended March 31, 2022, the Company issued 46,505,216 shares of common stock for convertible notes of $50,000 and accrued interest of $8,132.

Option Activity

A summary of the option activity is presented below:

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($)
Outstanding, December 31, 2022	15,000,000	.02	.19	-
Granted	-
Exercised	(15,000,000)
Forfeited/Canceled	-
Outstanding, March 31, 2023	-	-	-	-
Exercisable, March 31, 2023	-	-	-	-

The exercise price for options outstanding at March 31, 2023 is as follows:

Outstanding and Exercisable
Number of Options	Exercise Price
-	$-
-

Warrant Activity

A summary of warrant activity is presented below:

	Number of Warrants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($)
Outstanding, December 31, 2022	1,380,755,235	0.003	1.4	-
Granted	14,500,000	0.0044
Exercised	(32,187,124)	0.001
Forfeited/Canceled	(169,807,810)	0.013
Outstanding, March 31, 2023	1,193,260,301	0.001
Exercisable, March 31, 2023	1,193,260,301	0,001	1.85	190,363

The exercise price for warrants outstanding at March 31, 2023 is as follows:

Outstanding and Exercisable
Number of	Exercise
Warrants	Price
7,500,000	$0.00250
951,812,876	$0.00100
4,500,000	$0.00120
29,270,457	$0.00170
11,111,111	$0.00180
76,923,000	$0.00190
42,500,000	$0.00200
37,500,000	$0.00300
25,000,000	$0.00400
7,142,857	$0.00700
1,193,260,301

During the three months ended March 31, 2023, the Company issued a total of 10,000,000 warrants in connection with a new convertible promissory note payable. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

•    Expected life of 2.00-5.00 years

•    Volatility of 217%;

•    Dividend yield of 0%;

•    Risk free interest rate of 4.64% - 4.74%

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On December 26, 2017, the Company entered into a settlement agreement with a prior attorney with regards to outstanding legal fees owed. Pursuant to this settlement agreement, the Company paid $25,000 on January 5, 2018, and $25,000 on February 5, 2018, and was required to pay an additional $200,000 during 2018. On December 14, 2020, parties amended the settlement agreement to state that the Company shall pay the prior attorney Two Hundred Nineteen Thousand, Five Hundred and Seventy-Six Dollars and thirty nine cents ($219,576.39). The amount due shall be paid to the prior attorney in payments of Five Thousand Dollars per month for a period of thirty-four (34) months. On January 27, 2021, the Company made a payment of $5,000, on April 12, 2021, the Company made a payment of $15,000, on August 6, 2021, the Company made a payment of $5,000. On October 1, 2021, the Company made a payment of $5,000 and on November 12, 2021, the Company made a payment of $10,000. On January 7, 2022, the Company made a payment of $ 5,000 and on February 18, 2022, the Company made a payment of $5,000. On May 5, 2022, the Company made payments of $5,000 and, on June 22, 2022, the Company made payments of $5,000.On January 13, 2023, the Company made a payment of $5,000.

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

4) Other Corporate Matters

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

On February 3, 2022, Global Election Services, Inc. entered into a promissory note with an investor for the amount of $16,500 with original issue discount of $2,500. The note bears 10% interest and mature in six months. On May 20, 2022, the company entered into a new agreement including the original payment and two additional payments of $10,000 on April 15, 2022 and $26,000 on May 20, 2022. The note bears an interest of 12% and matures in 30 days. On August 16, 2022,entered in to an new agreement including the payments above, an additional payment of $7,000 on August 16, 2022. The note bears an interest of 12% and matures in 30 days.

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

On March 28, 2023, GES entered into a non- binding letter of intent with Enfield Exploration Corp., a corporation existing under the laws of the Provinces of British Columbia, Albert and Ontario, whereby Enfield will acquire the business of GES.  The purchase price shall be the issuance of 10,000,000 shares of Enfield at a deemed price of USD$0.50 per share in exchange for all of the issued and outstanding shares of GES.

NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financials were issued.

Common Shares

On April 14, 2023, the Company issued restricted common shares at a per share price of $.0013 to the following independent contractors(“IC”) for consulting services rendered:

Amount	Name and position
14,322,799	Thomas, Kivisto, Managing Director of Fortis Industria LLC.
7,500,000	Court Consulting controlled by KiKi Vandeweghe – IC for GES consulting on corporate governance and union elections
7,500,000	Emily Janish – IC on all IT issues for GES and the Company
7,500,000	Ambassador Francisco – IC on European Union Elections
15,000,000	Lee Thiam Seng – IC on Asia Elections
7,500,000	James Moore – IC on Icon GES ballot design
Amount	Name and position

On May 18, 2023, the Company sold a convertible promissory note in the principal amount of $20,000 with an annual interest rate of 12% to a non-affiliate and the maturity date is May 18, 2024.

On June 1, 2023, GES sold a convertible promissory note in the principal amount of $5,800 with an annual interest of $12% to a non-affiliate and the maturity date of September 1, 2023.

On June 6, 2023, GES sold a convertible promissory note in the principal amount of $6,500 with an annual interest rate of 12% to a non-affiliate and the maturity date of September 1, 2023.

On June 6, 2023, GES sold a convertible promissory note in the principal amount of $10,000 with an annual interest rate of 12% and the maturity date is June 6, 2024.

Litigation

On May 1, 2023, Brett Pezzuto and Christian Pezzuto filed a complaint in the United States District Court for the Southern District of New York (Civil Action No. 1:23-cv-03591) against the Company and GES for breach of contract for failures to pay monies owned pursuant to promissory notes and for not providing plaintiffs an opportunity to convert their promissory notes to common stock.  The plaintiffs are asking to money damages in the aggregate amount of $1,565,610.  The Company and GES have obtained legal counsel to dispute the charges.

On May 22, 2023, Lim Chap Huat filed a Memorandum of Law in Support of Plaintiff’s Motion for Summary Judgment in Lieu of Complaint Pursuant to CPLR 3213 in the Supreme Court of the State of New York (Index No. 652474/2023) against the Company.  The Memorandum of Law seeks summary judgment on a promissory note made by the Company in the principal amount of $200,000, plus interest at the rate of 12%, as well as attorney’s fees and costs incurred, to recover unpaid monies owned by the Company.  The Company has obtained legal counsel to dispute the charges.

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

Liquidity and Capital Resources

As of March 31, 2023, the Company has an accumulated deficit of $31,832,443 and a working capital deficit of $9,622,403. Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

For the three months ended March 31, 2023, the Company recorded net loss of $526,395. We recorded an amortization of debt discount of $91,329, and a change in fair value of derivative liability of $34,867, we had a decrease in accounts payable and Prepaid expenses of $750. We also had an increase in accrued expenses of 226,807.  As a result, we had net cash used in operating activities of $149,246 for the three months ended March 31, 2023.

For the three months ended March 31, 2023, we received $93,700 as proceeds from the issuance of convertible promissory notes payable and repaid $47,615 of outstanding convertible note and we received $31,687 as proceeds from the issuance of notes payable and repaid $65,050 of outstanding note payable resulting in net cash provided by financing activities of $19,422 and we received a proceed of 6,700 from related party.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2023.

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

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2023. Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 26, 2017, the Company entered into a settlement agreement with a prior attorney with regards to outstanding legal fees owed. Pursuant to this settlement agreement, the Company paid $25,000 on January 5, 2018, and $25,000 on February 5, 2018, and was required to pay an additional $200,000 during 2018. On December 14, 2020, parties amended the settlement agreement to state that the Company shall pay the prior attorney Two Hundred Nineteen Thousand, Five Hundred and Seventy Six Dollars ($219,576). On January 27, 2021, the Company made a payment of $5,000, on April 12, 2021, the Company made a payment of $15,000, on August 6, 2021, the Company made a payment of $5,000. On October 1, 2021, the Company made a payment of $5,000 and on November 12, 2021, the Company made a payment of $10,000. On January 7, 2022, the Company made a payment of $5,000 and on February 18, 2022, the Company made a payment of $5,000. On May 5,2022 the Company made payments of $5,000 and on June 22, 2022, the Company made payments of $5,000. On January 13, 2023, the Company made a payment of $5,000.

On October 16, 2020, the Company’s subsidiary, Tidewater Energy Group Corp. was named as a defendant in a lawsuit filed in District Court in and For Tulsa County, State of Oklahoma, CJ-2020-3172. On January 13, 2021, the plaintiffs added the Company to the lawsuit. The plaintiffs are seeking damages, disgorgement and specific performance relief relating to a Purchase and Sale Agreement to purchase all of the membership interests in Foster Energy. The Company has obtained counsel to dispute the charges. On March 18, 2021, the Company filed a motion to dismiss and brief in support. The Company asserted that the plaintiffs’ claims are entirely without merit as the Company was not a party to the Purchase and Sale Agreement or the related non-disclosure agreement. Tidewater concurrently filed a motion to dismiss based on legal remedies available to Tidewater. On December 7, 2022, the case was dismissed with each party bearing their own attorney fees and costs.

On March 31, 2022, the Company was named as a defendant in a lawsuit filed in the Supreme Court of the State of New York, Index No. 651531/2002. The plaintiff has alleged breach of contract and unjust enrichment. The plaintiff is seeking damages relating to a plaintiff’s prior employment agreement with the Company. The Company has obtained counsel to dispute the charges.

On May 1, 2023, Brett Pezzuto and Christian Pezzuto filed a complaint in the United States District Court for the Southern District of New York (Civil Action No. 1:23-cv-03591) against the Company and GES for breach of contract for failures to pay monies owned pursuant to promissory notes and for not providing plaintiffs an opportunity to convert their promissory notes to common stock.  The plaintiffs are asking to money damages in the aggregate amount of $41,565,610.  The Company and GES have obtained legal counsel to dispute the charges.

On May 22, 2023, Lim Chap Huat filed a Memorandum of Law in Support of Plaintiff’s Motion for Summary Judgment in Lieu of Complaint Pursuant to CPLR 3213 in the Supreme Court of the State of New York (Index No. 652474/2023) against the Company.  The Memorandum of Law seeks summary judgment on a promissory note made by the Company in the principal amount of $200,000, plus interest at the rate of 12%, as well as attorney’s fees ad costs incurred, to recover unpaid monies owned by the Company.  The Company has obtained legal counsel to dispute the charges.

Item 1A.  Risk Factors

Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31,2023, the Company issued 67,081,217 shares of common stock for convertible notes of $72,202 and accrued interest of $24,243 and issued 23,603,891 shares of common stock in connection with a warrant agreement.

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

GLOBAL ARENA HOLDING, INC. a Delaware corporation

Date: June 15, 2023	By:	/s/ JOHN MATTHEWS
John Matthews
Chief Executive Officer Chief Financial Officer