Form 10-Q
period 2023-06-30
Global Arena Holding, Inc.
filed 2023-09-01
CIK 1138724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
[X]              Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes [X]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]   No [X]

As of August 23, 2023, the registrant had 741,558,604 outstanding shares of common stock.

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$45,984	$149,714
Prepaid Expense	1,500	3,000
Total current assets	$47,484	$152,714

Deposits for proposed acquisitions	566,150	566,150
TOTAL ASSETS	$613,634	$718,864

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$333,778	$327,372
Due to related party	6,700	-
Accrued expenses	4,370,683	4,111,361
Convertible promissory notes payable,
net of debt discount of $51,955 and $176,378	4,441,211	4,418,233
Promissory notes payable	330,000	392,196
Derivative liability	144,142	116,150
Total current liabilities	9,626,514	9,365,312

STOCKHOLDERS' DEFICIT
Global Arena Holdings, Inc.
Preferred stock, $0.001 par value; 2,000,000 shares authorized;
Series B preferred stock; 250,000 shares authorized
49,202 and 49,202 issued and outstanding	49	49
Series C preferred stock; 750,000 shares authorized
480,000 and 480,000 issued and outstanding	480	480
Common stock, $0.001 par value; 4,000,000,000 shares authorized;
595,958,604 and 270,777,969 shares issued and outstanding	595,958	270,778
Additional paid-in capital	22,544,765	22,411,335
Accumulated deficit	(32,131,090)	(31,306,048)
Total Global Arena Holdings, Inc. stockholders’ deficit	(8,989,838)	(8,623,406)
Noncontrolling interest	(23,042)	(23,042)
Total stockholders’ deficit	(9,012,880)	(8,646,448)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$613,634	$718,864

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Services	$237,972	$199,513	$344,164	$397,844

Operating expenses:
Salaries and benefits	69,432	167,552	234,810	342,471
Marketing and advertising	25,216	24,096	62,879	65,289
Software development	8,244	24,931	9,569	32,094
Professional fees	131,738	76,545	199,406	184,525
General and administrative	53,214	59,198	98,710	131,823
Printing	33,736	78,367	36,138	98,676
Total operating expenses	321,580	430,689	641,512	854,878

Loss from operations	(83,608)	(231,176)	(297,348)	(457,034)

Other expenses:
Interest expense and financing costs	(225,873)	(215,751)	(497,079)	(413,254)
Other income (expense)	3,958	-	(2,623)	46
Change in fair value of derivative liability	6,876	(2)	(27,992)	-
Total other expenses	(215,039)	(215,753)	(527,694)	(413,208)
Income (loss) before provision for taxes	(298,647)	(446,929)	(825,042)	(870,242)
Provision for income taxes	-	-	-	-
Net loss	(298,647)	(446,929)	(825,042)	(870,242)
Net loss attributed to noncontrolling interest	-	-	-	-
Net loss attributed to Global Arena Holding, Inc.	$(298,647)	$(446,929)	$(825,042)	$(870,242)

Weighted average shares outstanding - basic and diluted	495,859,250	186,249,610	401,989,121	179,778,741
Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Global Stockholders'	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance, December 31, 2022	49,202	$49	480,000	$480	270,777,969	$270,778	$22,411,335	$(31,306,048)	$(8,623,406)	$(23,042)	$(8,646,448)
Issuance of common stock for convertible debt and accrued interest					67,081,217	67,081	29,363	-	96,444		96,444
Conversion of warrants					23,603,891	23,604	(23,604)	-	-	-	-
Allocated value of warrants and beneficial conversion					-	-	22,396	-	22,396		22,396
Net loss								(526,395)	(526,395)	-	(526,395)
Balance, March 31, 2023	49,202	$49	480,000	$480	361,463,077	$361,463	$22,439,490	$(31,832,443)	$(9,030,961)	$(23,042)	$(9,054,003)
Issuance of common stock for convertible debt and accrued interest					175,172,728	175,172	(6,013)		169,159	-	169,159
Issuance of shares for services					59,322,799	59,323	18,614		77,937	-	77,937
Warrants issued for services							12,499		12,499	-	12,499
Forgiveness of accrued compensation – related party							80,175		80,175		80,175
Net loss								(298,647)	(298,647)		(298,647)
Balance, June 30, 2023	49,202	$49	480,000	$480	595,958,604	$595,958	$22,544,765	$(32,131,090)	$(8,989,838)	$(23,042)	$(9,012,880)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (continued)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Global Stockholders'	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance, December 31, 2021	49,202	$49	-	$-	170,375,180	$170,375	$21,825,642	$(29,594,851)	$(7,598,785)	$(23,042)	$(7,621,827)
Issuance of common stock for convertible debt and accrued interest					3,875,435	3,875	54,257	-	58,132		58,132
Issuance of common stock for debt settlement	-	-	-	-	-	-	-	-	-	-	-
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt					-	-	96,352	-	96,352		96,352
Net loss								(423,313)	(423,313)	-	(423,313)
Balance, March 31, 2022	49,202	$49	-	$-	174,250,615	$174,250	$21,976,251	$(30,018,164)	$(7,867,614)	$(23,042)	$(7,890,656)
Issuance of common stock for convertible debt and accrued interest					18,210,167	18,210	158,312		176,522		176,522
Issuance of shares for debt settlement
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt							115,137		115,137		115,137
Net loss								(446,929)	(446,929)		(446,929)
Balance, June 30, 2022	49,202	$49	-	$-	192,460,782	$192,460	$22,249,700	$(30,465,093)	$(8,022,884)	$(23,042)	$(8,045,926)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(825,042)	$(870,242)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization of debt discount	145,415	157,805
Change in fair value of derivative liability	27,992	(46)
Non-cash expense associated with warrant	22,396	-
Change in assets and liabilities:
Deferred revenue	-	(21,500)
Prepaid Expense	1,500	-
Accounts payable	6,406	(16,434)
Accrued expenses	471,652	432,560
Net cash used in operating activities	(149,681)	(317,857)

INVESTING ACTIVITIES:
Payment of deposit for acquisition	-	(10,000)
Net cash used in investing activities	-	(10,000)

FINANCING ACTIVITIES:
Proceeds from convertible promissory notes payable	212,450	376,250
Proceeds from note payable	31,687	30,000
Repayment of note payable	(104,425)	(16,744)
Repayment of convertible promissory notes payable	(100,461)	(43,000)
Proceeds from related party	6,700
Net cash used in financing activities	45,951	346,506

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(103,730)	18,649

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	149,714	13,295

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$45,984	$31,944

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Allocated value of warrants and beneficial conversion features related to debt	$22,396	$211,489
Forgiveness of debt	$80,175	$-
Debt converted to common stock	$265,603	$234,654

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

On March 25, 2021, the Company entered into a second amended purchase agreement (APA) with Election Services Solutions. Under the second APA the Company entered into an amended asset purchase agreement with Election Services Solutions, LLC. Under the amended APA, the Company will purchase 100% of the assets of Election Services Solutions, LLC and the Company will pay $650,000, of which $511,150 has already been paid, and issue 40,000,000 common shares to purchase these assets under this second amended APA. This APA replaces the first amended purchase agreement signed on May 10, 2019 wherein the Company was to purchase 100% of the assets of Election Services Solutions, LLC. The Company was to pay $550,000, of which $511,150 has already been paid, and issue 20,000,000 common shares to purchase these assets under this first amended APA. GES derives over 80 % of its current business from Election Services Solutions. Management anticipates the closing of this transaction will occur in the third quarter of 2023.

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

On January 23, 2023 the company incorporated a new wholly owned entity in the State of Nevada called Fortis Industria LLC, to explore acquisition opportunities.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company has generated recurring losses from operations and cash flow deficits from its operations since inception and has had to continually borrow to continue operating. In addition, certain of the Company’s debt is in default as of June 30, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations. The Company continues to raise funds from the issuance of additional convertible promissory note. Management is hopeful that with their ability to raise additional funds that the Company should be able to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and include the accounts of GAHI and its wholly-owned and majority owned subsidiaries, GES, GAHI Acquisition Corp and Tidewater Energy Group, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in the Company’s annual financial statements have been condensed or omitted.

The December 31, 2022 condensed consolidated balance sheet was derived from financial statements but does not include all disclosures required by GAAP. These interim unaudited condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim six-month periods ended June 30, 2023 and 2022. The results for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 or for any future period.

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

	June 30,
	2023	2022
Options	-	15,000,000
Warrants	1,121,337,301	1,251,834,897
Convertible notes	1,742,124,385	1,672,127,343
Total	2,863,461,686	2,938,962,240

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

Share-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires companies to measure compensation cost for stock-based  compensation at fair value at the grant date and recognize the expense over the requisite service period. The Company recognizes in the statements of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

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

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of June 30, 2023 and December 31, 2022.

Description	Fair Value As of June 30, 2023	Fair Value Measurements at June 30, 2023 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$144,142	$-	$144,142	$-

Total	$144,142	$-	$144,142	$-

	Fair Value
	As of	Fair Value Measurements at
Description	December 31, 2022	December 31, 2022 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$116,150	$-	$116,150	$-

Total	$116,150	$-	$116,150	$-

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

NOTE 3 - ACQUISITION DEPOSITS

On March 25, 2021, the Company entered into a second amended purchase agreement (APA) with Election Services Solutions. Under the second APA the Company entered into an amended asset purchase agreement with Election Services Solutions, LLC.  Under the amended APA, the Company will purchase 100% of the assets of Election Services Solutions, LLC and the Company will pay $650,000, of which $511,150 has already been paid, and issue 40,000,000 common shares to purchase these assets under this second amended APA. This APA replaces the first amended purchase agreement signed on May 10, 2019 wherein the Company was to purchase 100% of the assets of Election Services Solutions, LLC.  The Company was to pay $550,000, of which $511,150 has already been paid, and issue 20,000,000 common shares to purchase these assets under this first amended APA. GES derives 100% of its current business from Election Services Solutions. Management anticipates the closing of this transaction will occur in the third quarter of 2023.

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

On November 19, 2019, the Company incorporated a new wholly owned entity in the State of Delaware called Tidewater Energy Group Inc. The Board of Directors appointed John S. Matthews and Jason Old as Board members. The Company was formed to explore opportunities in the oil, gas, mineral, and energy business.  Tidewater Energy Group Inc. has 40,000,000 common shares authorized: par value $0.001. There are currently 10,000,000 common shares issued and outstanding of which the Company holds 5,100,000 common shares (51%).  The Company invested $50,000 into Tidewater Energy Group Inc. for general capital and administrative expenses in January 2020. The Company plans to close Tidewater Energy Group Inc in the third quarter of 2023.

NOTE 4 - ACCRUED EXPENSES

Accrued expenses at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30,	December 31,
	2023	2022
Accrued interest	$3,027,032	$2,767,267
Accrued compensation	1,307,213	1,307,656
Other accrued expenses	36,438	36,438
	$4,370,683	$4,111,361

NOTE 5 - PROMISSORY NOTES PAYABLE

In March 2014, the Company issued two promissory notes for a total of $230,000. The interest rate is the short-term applicable federal rate as determined by the Internal Revenue Service for the calendar month plus 10%. These two promissory notes are due on December 31, 2021, as amended and currently in default. The outstanding balance was $230,000 and $230,000 as of June 30, 2023 and December 31, 2022, respectively.

In November 29, 2022, the Company entered into promissory note agreement with Duck Duck Spruce for a total of $100,000. The outstanding balance was $100,000 and $100,000 as of June 30, 2023 and December 31, 2022, respectively.

NOTE 6 - CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes payable at June 30, 2023 and December 31, 2022 consist of the following:

	June 30,	December 31,
	2023	2022
Convertible promissory notes with interest rates ranging from 10% to 12% per annum, convertible into common shares at a fixed price ranging from $0.001 to $0.03 per share. Maturity dates through June 30 2023, as amended. ($2,817,865 in default)	$3,089,670	$3,099,054
Convertible promissory notes with interest rates ranging from 10% to 12% per annum, convertible into common shares at prices equal to 60% discount from the lowest trade price in the 20-25 trading days prior to conversion (as of June 30, 2021 the conversion price would be $0.001 per share). Maturity dates through June 30, 2023, as amended. ($190,784 in default)	271,673	321,534
Convertible promissory notes with interest at 12% per annum, convertible into common shares of GES. The maturity dates through June 30, 2023, as amended. ($1,131,823 in default)	1,131,823	1,174,023
Total convertible promissory notes payable	4,493,166	4,594,611
Unamortized debt discount	(51,955)	(176,378)
Convertible promissory notes payable, net discount	4,441,211	(4,418,233)
Less current portion	(4,441,211)	(4,418,233)
Long-term portion	$-	$-

A rollforward of the convertible promissory notes payable from December 31, 2022 to June 30, 2023 is below:

Convertible promissory notes payable, December 31, 2022	$4,418,233
Issued for cash	198,000
Issued for original issue discount	(10,450)
Repayment for cash	(100,461)
Conversion of common stock	(216,884)
Debt discount related to new convertible promissory notes	-
Amortization of debt discounts	152,774
Convertible promissory notes payable, June 30, 2023	$4,441,211

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

	June 30,	December 31,
	2023	2022
Risk-free interest rate	5.24-5.47%	4.12-4.73%
Expected life of the options (Years)	0.01-.86	0.01-1.30
Expected volatility	233%	204%
Expected dividend yield	0%	0%

Fair Value	$144,142	$116,150

A roll-forward of the derivative liability from December 31, 2022 to June 30, 2023 is below:

Derivative liabilities, December 31, 2022	$116,150
Relieved with debt settlement agreement	0
Change in fair value of derivative liabilities	27,992
Derivative liabilities, June 30, 2023	$144,142

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

120,000 Series C Preferred Shares – Martin Doane, Director

120,000 Series C Preferred Shares – Facundo Bacardi, Director

120,000 Series C Preferred Share – Kathryn Weisbeck, Director of Public Relations/Marketing

The Series C Preferred Shares were issued on July 29, 2022

Common Stock

During the three months ended March 31, 2023, the Company issued 67,081,217 shares of common stock for convertible notes of $72,202 and accrued interest of $24,243. The shares were valued based on the market price on the grant date In addition, the Company issued 23,603,891 for the cashless exercise of 32,187,124 warrants.

During the six months ended June 30, 2023, the Company issued 175,172,728 shares of common stock for convertible notes of $223,884 and accrued interest of $41,719. The shares were valued based on the market price on the grant date. In addition, the Company issued 59,322,799 for services of $77,937.The shares were valued based on the market price on the grant date.

Option Activity

A summary of the option activity is presented below:

	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($)
Outstanding, December 31, 2022	15,000,000	.02	.19	-
Granted	-
Exercised	(15,000,000)
Forfeited/Canceled	-
Outstanding, June 30, 2023	-	-	-	-
Exercisable, June 30, 2023	-	-	-	-

The exercise price for options outstanding at June 30, 2023 is as follows:

Outstanding and Exercisable
Number of Options	Exercise Price
-	$-
-

Warrant Activity

A summary of warrant activity is presented below:

	Number of Warrants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($)
Outstanding, December 31, 2022	1,380,755,235	0.003	1.4	-
Granted	15,000,000	0.001
Exercised	(32,187,124)	0.001
Forfeited/Canceled	(256,730,810)	0.013
Outstanding, June 30, 2023	1,121,337,301	0.001
Exercisable, June 30, 2023	1,121,337,301	0.001	1.86	-

The exercise price for warrants outstanding at June 30, 2023 is as follows:

Outstanding and Exercisable
Number of	Exercise
Warrants	Price
7,500,000	$0.00250
951,812,876	$0.00100
4,500,000	$0.00120
29,270,457	$0.00170
11,111,111	$0.00180
50,000,000	$0.00200
35,000,000	$0.00300
25,000,000	$0.00400
7,142,857	$0.00700
1,121,337,301

During the six months ended June 30, 2023, the Company issued a total of 10,000,000 warrants in connection with a new convertible promissory note payable. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

•    Expected life of 2.00-5.00 years

•    Volatility of 233%;

•    Dividend yield of 0%;

•    Risk free interest rate of 5.24% - 5.47%

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

On March 31, 2022, the Company was named as a defendant in a lawsuit filed in the Supreme Court of the State of New York, Index No. 651531/2002. The plaintiff has alleged breach of contract and unjust enrichment. The plaintiff is seeking damages relating to a plaintiff’s prior employment agreement with the Company. The Company has obtained counsel to dispute the charges.On July 19, 2023 the Company entered into a settlement agreement with the plaintiff, requiring the Company to pay $30,000.

On May 1, 2023, Brett Pezzuto and Christian Pezzuto filed a complaint in the United States District Court for the Southern District of New York (Civil Action No. 1:23-cv-03591) against the Company and GES for breach of contract for failures to pay monies owned pursuant to promissory notes and for not providing plaintiffs an opportunity to convert their promissory notes to common stock.  The plaintiffs are asking to money damages in the aggregate amount of $1,565,610.  The Company and GES have obtained legal counsel to dispute the charges. The case is still open as of June 30, 2023.

On May 22, 2023, Lim Chap Huat filed a Memorandum of Law in Support of Plaintiff’s Motion for Summary Judgment in Lieu of Complaint Pursuant to CPLR 3213 in the Supreme Court of the State of New York (Index No. 652474/2023) against the Company.  The Memorandum of Law seeks summary judgment on a promissory note made by the Company in the principal amount of $200,000, plus interest at the rate of 12%, as well as attorney’s fees and costs incurred, to recover unpaid monies owned by the Company.  The Company has obtained legal counsel to dispute the charges. The case is still open as of June 30, 2023.

NOTE 10 - AGREEMENTS

On March 25, 2021, the Company entered into a second amended purchase agreement (APA) with Election Services Solutions. Under the second APA the Company entered into an amended asset purchase agreement with Election Services Solutions, LLC.  Under the amended APA, the Company will purchase 100% of the assets of Election Services Solutions, LLC and the Company will pay $650,000, of which $511,150 has already been paid, and issue 40,000,000 common shares to purchase these assets under this second amended APA. This APA replaces the first amended purchase agreement signed on May 10, 2019, wherein the Company was to purchase 100% of the assets of Election Services Solutions, LLC.  The Company was to pay $550,000, of which $511,150 has already been paid, and issue 20,000,000 common shares to purchase these assets under this first amended APA. GES derives over 80 % of its current business from Election Services Solutions. Management anticipates the closing of this transaction will occur in the third quarter of 2023.

On May 13, 2019, the Company entered into a joint venture agreement with Voting Portals, LLC (VP), a Florida limited liability company. Pursuant to this agreement, the joint venture will be making use of the VP online e-voting web portal solutions and proprietary e-voting software programs to service and fulfill GES’s clients’ online elections and other e-voting events pursuant to the terms of the agreement, as well as any other ventures and relationships agreed to pursuant to the goals of the agreement. The Agreement was amended and as part of this agreement, the Company will be issuing 10,000,000 common shares to VP for services rendered, and VP will own 100% of the rights to the software, while GES will be responsible for all administrative and other election procedures. This transaction will close in the third Quarter of 2023.

On January 14, 2022, GES entered into an Independent Consulting Agreement (ICA) with an investor. Under the terms of the ICA the investor will receive 15,000,000 million common shares in return for his software expertise in the development of GES election software. This new ICA replaces an amended MSA signed May 13, 2019 with HCAS and the investor wherein the Company was to issue a total of 30,000,000 warrants to purchase the Company’s common shares at a price of $0.005 as consideration for the services of HCAS and the investor. The investor has over 25 years’ experience in the areas of Information Security, Enterprise Risk Management and Compliance, Information Technology and Operations including 21 years with Visa Inc. where he performed as Senior Business Leader of Information Security. The investor has extensive experience in a broad range of areas related to Information Security, Network Engineering, and Enterprise Governance, Risk and Compliance and Payment networks within the financial industry. Management anticipates the closing of this transaction will occur in the first quarter or early third quarter of 2023.

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

GES Investment in TrueVote Inc.

On June 15, 2019, GES entered into a Term Sheet, and Common Stock Purchase Agreement to create a joint venture with TrueVote, Inc. Under the terms of the agreement GES was to invest $50,000 into a 24 Month Debenture and issue a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company. The Company will receive 3 million common shares of TrueVote, representing 30% of TrueVote Inc. The Company on December 17, 2019 paid $ 40,000 to True Vote. Under the terms of the agreement GES was to invest an additional $10,000 and the Company issue a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company.

On February 27, 2023 GES closed this transaction by investing the remaining $10,000 and as part of TrueVote revised transaction, new GAHC warrants were issued to the Principals of True Vote Inc., Brett Morrison and Ped Hasid. The warrants were issued on February 27, 2023 and each individual is entitled to exercise the warrants to purchase a maximum of 2,250,000 (Two Million, Two Hundred Fifty Thousand) fully-paid and non-assessable shares of the GAHC Common Stock, par value $0.001 per share at an exercise price of $0.0012 per Share, replacing a previous conversion price of $0.01. The warrants are exercisable for a period of two years from the issuance date.

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

The Company was formed to explore opportunities in the oil, gas, mineral and energy business. Tidewater Energy Group Inc. has 40,000,000 common shares authorized: par value $0.001. There are currently 10,000,000 common shares issued and outstanding of which the Company holds 5,100,000 common shares (51%).  The Company invested $50,000 into Tidewater Energy Group Inc. for general capital and administrative expenses in January 2020. The Company plans to close Tidewater Energy Group Inc. in the third quarter of 2023.

3) GAHI Acquisition Corp.

On June 7, 2019, the Company’s second subsidiary, GAHI Acquisition Corp. (GAHI) was authorized by the Company’s Board of Directors to infuse an initial deposit of $50,000 into the subsidiary for general capital and administrative expenses. GAHI Acquisition will be repurposed in order to explore potential new business ventures in an effort to increase shareholder value. The Company will cause GAHI Acquisition to explore opportunities in the energy and minerals business, which may provide investment opportunities, including the possibility of providing blockchain technology software to energy and mineral companies. The Company added Mr. Jason N. Old to the GAHI Acquisition Board as a Director. On November 28, 2019, the Company’s Board of Directors authorized the termination of the transaction previously authorized to infuse an initial deposit of $50,000 into GAHI Acquisition for general capital and administrative expenses and have GAHI Acquisition repurposed in order to explore opportunities in the energy and minerals business, which may provide investment opportunities, including the possibility of providing blockchain technology software to energy and mineral companies. GAHI Acquisition will remain a 100% subsidiary of the Company and will focus on Blockchain related companies for investments and acquisition. The Company has had no activity in GAHI Acqusition as of December 31, 2022, and as such the will close GAHI Acqusition Corp.

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

On March 30, 2022, Global Election Services entered into a convertible note with an investor for the amount of $10,500. The note bears a 12% interest and mature in twelve months. The Note can be converted into 8,000,000 shares of the Company’s common stock. The note has been repaid in full as of June 30, 2022.

On March 30, 2022, Global Election Services entered into a convertible note with an investor for the amount of $20,000. The note bears a 12% interest and mature in twelve months. The Note can be converted into 8,000,000 shares of the Company’s common stock.

On February 11, 2022, the Company entered into a 12% annum interest convertible promissory note with an investor for the principal amount of $140,000 with an original issue discount in the amount of $14,000 mature in twelve months. The note can be converted to the Company’s common stock at $0.001 per share. In connection with the issuance of the convertible promissory note, the Company also issued two common stock purchase warrant, the first common stock purchase warrant for a total of 100,000,000 shares of the Company’s common stock and the second common stock purchase warrant for a total of 260,000,000 shares of the Company’s common stock. The exercise price for both warrants are $0.001 per share vesting in five years.

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

On March 30, 2022, Global Election Services entered into a convertible note with an investor for the amount of $20,000. The note bears a 12% interest and mature in twelve months. The Note can be converted into Global Election Services Inc. common stock at an $8,000,000 valuation.

On April 7, 2022, Global Election Services, Inc. entered into a promissory note with an investor for the amount of $12,500 with original issue discount of $2,500. The note bears 12% interest and matures in 21 days. The note has been repaid in full as of September 30, 2022. This note was paid off as of March 30, 2023.

On April 7, 2022, Global Election Services, Inc. entered into a promissory note with an investor for the amount of $12,500 with original issue discount of $1,500. The note bears 12% interest and matures in 21 days.  This note was paid off as of March 30, 2023.

On May 27, 2022, Global Election Services, Inc. entered into a promissory note with an investor for the amount of $10,000. The note bears 12% interest and matures in three months. This note was paid off as of March 30, 2023.

On June 3, 2022, Global Election Services, Inc. entered into a promissory note with an investor for the amount of $12,000 with original issue discount of $2,000. The note bears 10% interest and matures in 2 months. This note was paid off as of March 30, 2023.

On June 15, 2022, the Company entered into a 12% annum interest convertible promissory note with an investor for the principal amount of $140,000 with an original issue discount in the amount of $14,000 mature in twelve months. The note can be converted to the Company’s common stock at $0.001 per share. In connection with the issuance of the convertible promissory note, the Company also issued two common stock purchase warrant, the first common stock purchase warrant for a total of 100,000,000 shares of the Company’s common stock and the second common stock purchase warrant for a total of 260,000,000 shares of the Company’s common stock. The exercise price for both warrants are $0.001 per share vesting in five years.

On August 23, 2022, the Company entered into a 12% annum interest convertible promissory note with an investor for the principal amount of $62,000 with an original issue discount in the amount of $6,200 mature in twelve months. The note can be converted to the Company’s common stock at $0.001 per share. In connection with the issuance of the convertible promissory note, the Company also issued two common stock purchase warrant, the first common stock purchase warrant for a total of 50,000,000 shares of the Company’s common stock and the second common stock purchase warrant for a total of 180,000,000 shares of the Company’s common stock. The exercise price for both warrants are $0.001 per share vesting in five years.

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

On January 26, 2023, the Company entered into a convertible note with an investor for the amount of $54,600. The note bears a 12% interest and mature in twelve months.

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

On January 31, 2023, Global Election Services entered into a Loan agreement with an investor for the amount of $41,000. The company will repay the loan in 24 weekly fixed payments of $2,426. This note was paid off as of June 30, 2023.

On March 10, 2023, the Company entered into a convertible note with an investor for the amount of $32,500. The note bears a 12% interest and mature in twelve months.

On March 7, 2023, the Company entered into a warrant purchase agreement with an investor, for the purchase of up to ten million shares at a par value of $0.001 and the price of $0.002 per share. The agreement will expire two years after the date of issuance.

On March 8, 2023, the Company entered into a Media Consulting Agreement with an investor (Media Consultant). The media consultant will provide consulting services in related to their operation and shall receive $3,200 per month for 6 months and the parties may negotiate to extend the term of the agreement. This agreement was terminated by the Company June 1st, 2023.

On February 27, 2023, Global Election Services entered into a First Amendment to a Convertible Promissory Note with an investor originally dated December 20, 2019. The related Stock Purchase Agreement signed December 19, 2019, wherein GES received 3,000 common shares of the 10,000 common stock outstanding of TrueVote remained unchanged.

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

On April 8, 2023, Global Election Services, entered into a secured Original Discount Convertible Promissory Note with an investor for the amount of $7,000, with an original discount amount of $3,000. The note bears a 12% interest and matures in twelve months. The note can be converted to the Company’s common stock at $0.0040 per share. This note was paid off as of June 30, 2023.

On April 11, 2023 Global Elections Services, Inc. entered into a Convertible Promissory Note with an investor for $15,000. The note bears a 12% interest and matures in twelve months. The Note can be converted into Global Election Services Inc. common stock at an $5,000,000 valuation.

On May 18, 2023, Global Arena Holdings, Inc, entered into an unsecured Convertible Promissory Note with an investor for the amount of $20,000. The note bears a 12% interest and matures in twelve months. The note can be converted to the Company’s common stock at $0.001 per share.

On June 1, 2023, Global Election Services entered into a Convertible Promissory Note with an investor in the principal amount of $5,800 with an annual interest of $12% to a non-affiliate with a maturity date of September 1, 2023. This note was paid off as of June 30, 2023.

On June 6, 2023, Global Elections Services, Inc. entered into an unsecured Convertible Promissory Note at $20,000 with an invetstor. The note bears a 12% interest rate and matures in six months. The note can be converted to the Company’s common stock at $0.40 per share.

On June 6, 2023, Global Elections Services, Inc. entered into an unsecured Convertible Promissory Note with an investor at $6,500. The note bears a 12% interest rate and matures June 12, 2023. The note can be converted to the Company’s common stock at $0.50 per share. The note has been repaid in full as of June 30, 2022.

On June 6, 2023, Global Election Services, Inc. entered into a convertible promissory note in the principal amount of $10,000 with an annual interest rate of 12% with the maturity date is June 6, 2024. This note was paid off as of June 30, 2023.

On June 7, 2023, Global Election Services, Inc. entered into an unsecured Convertible Promissory Note with an investor at $10,000. The note bears a 12% interest rate and matures in six months. The note can be converted to the Company’s common stock at $0.40 per share.

On June 14, 2023, Global Election Services, Inc. entered into an unsecured Convertible Promissory Note with an investor at $30,000. The note bears a 12% interest rate and matures in six months. The note can be converted to the Company’s common stock at $0.40 per share.

NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financials were issued.

On July 5, 2023, the Global Election Services, Inc. entered into a 10 % Convertible Promissory Note with Cove Funding LP at $57,500 with a discount of $7,500 due July 7, 2024. The note can be converted to 100,000 shares at $.40 per share.

In July 14, 2023, Global Election Services, Inc. entered into an revenue share agreement with EBF Holdings, LLC for a total of $78,100 on the purchase amount of $55,000 and OID of $23,100. There is no interest rate, but the Company will disburse a weekly payment of $2,789.30 to EBF Holdings, LLC.

On August 4, 2023, Global Arena Holdings, Inc. entered into a Convertible Promissory Note at $30,000, with an investor with a discount of $5,000. The note bears a 12% interest rate and matures September 5, 2023. The note can be converted to the Company’s common stock at $.40 per share.

On August 8, 2023, Global Election Services, Inc. entered into a Convertible Promissory Note with an investor at $23,000 with a discount of $5,000. The note bears a 12% interest rate and matures September 5, 2023.The note can be converted to the Company’s common stock at $.40 per share.

On August 13, 2023, Global Election Services, Inc. entered into a Convertible Promissory Note with an investor with a discount of $5,000. The note bears a 12% interest rate and matures on September 5, 2023. The note can be converted to the Company’s common stock at $.040 per share.

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

Liquidity and Capital Resources

As of June 30, 2023, the Company has an accumulated deficit of $32,131,090 and a working capital deficit of $9,579,030 Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

For the six months ended June 30, 2023, the Company recorded net loss of $825,042. We recorded an amortization of debt discount of $145,415 a change in fair value of derivative liability of $27,992 and a non-cash expense associated with warrant of $22,396. We had a decrease in accounts payable of $6,406 and prepaid expenses of $1,500. We also had an increase in accrued expenses of 471,652.  As a result, we had net cash used in operating activities of $(149,681) for the six months ended June 30, 2023.

For the six months ended June 30, 2023, we received $212,450 as proceeds from the issuance of convertible promissory notes payable and repaid $(100,461) of outstanding convertible promissory notes payable and received $31,687 as proceeds from the issuance of  notes payable and repaid $(104,425) of outstanding note payable.  We also received an investment from a director of $6,700.  As a result, we had net cash provided by financing activities of $45,951.

As of June 30, 2022, the Company has an accumulated deficit of $30,465,093 and a working capital deficit of $8,607,077. Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

For the six months ended June 30, 2022, the Company recorded net loss of $870,242. We recorded an amortization of debt discount of $157,805, a change in fair value of derivative liability of $(46). We also had an decrease in accounts payable of $(16,434) an increase in accrued expenses of $432,560 and a decrease in deferred revenue of $(21,500). As a result, we had net cash used in operating activities of $(317,857) for the six months ended June 30, 2022.

For the six months ended June 30, 2022, we received $376,250 as proceeds from the issuance of convertible promissory notes payable, received $31,687 as proceeds from note payable, repaid $16,744 of notes payable and repaid $43,000 of outstanding convertible note.  As a result, for the six months ended June 30, 2023 we had net cash provided by financing activities of $346,506.

Results of Operations for the Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Revenues for the three months ended June 30, 2023 were $237,972 compared to $199,513 for the three months ended June 30, 2022, an increase of $38,459. The majority of our clients hold elections on a three year cycle. The majority of our clients hold elections on a three year cycle. This increase in revenues is due primarily to less elections held during the three month period in 2022

Salaries and benefits totaled $54,253 for the three months ended June 30, 2023 compared to $106,696 for the three months ended June 30, 2022. Actual compensation paid was approximately $54,249. This decrease was due to the employment compensation amended for John Matthews and Kathryn Weisbeck in the 2nd quarter of 2023 and reduced the salary to $2 per quarter per person.

Professional fees for the three months ended June 30, 2023 totaled $131,738 compared to $76,545 for the three months ended June 30, 2022, an increase of $55,193. This increase is primarily due to stock based compensation professional services used during the three months ended June 30, 2023.

For the three months ended June 30, 2023, we incurred marketing and advertising expenses of $25,216 compared to $24,096 in the three months ended June 30, 2022. We incurred software development expenses of $8,244 in 2023 compared to $24,931 in 2022, we incurred printing costs of $33,736 in 2023 compared to $78,367 in 2022, and we incurred general and administrative expenses of $53,214 in 2023 compared to $59,198 in 2022. The decrease in general and administrative expenses was mainly due to a decrease in costs related to the decrease in revenue.

Total operating expenses for the three months ended June 30, 2023 were $321,580, compared to $430,689 for the three months ended June 30, 2022, a decrease of $109,109 principally due to reasons discussed above.

Results of Operations for the Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Revenues for the six months ended June 30, 2023 were $344,164 compared to $397,844 for the six months ended June 30, 2022, a decrease of $53,680. The majority of our clients hold elections on a three year cycle. This decrease in revenues is due primarily to less elections held during the six month period in 2023.

Salaries and benefits totaled $160,949 for the six months ended June 30, 2023 compared to $213,393 for the six months ended June 30, 2022. Actual compensation paid was approximately $131,099. This decrease was due to the employment compensation amended for John Matthews and Kathryn Weisbeck in the 2nd quarter of 2023 and reduced the salary to $2 per quarter per person.

Professional fees for the six months ended June 30, 2023 totaled $199,406 compared to $184,525 for the six months ended June 30, 2022, an increase of $14,881. This increase is primarily due to lower professional services during the six months ended June 30, 2022.

For the six months ended June 30, 2023, we incurred marketing and advertising expenses of $62,879 compared to the $65,289 in the six months ended June 30, 2022. We incurred software development expenses of $9,569 in 2023 compared to $32,094 in 2022, we incurred printing costs of $36,138 in 2023 compared to $98,676 in 2022, and we incurred general and administrative expenses of $98,710 in 2023 compared to $131,823 in 2022. The decrease in general and administrative expenses was primarily due to a decrease in costs due to the decrease in revenue.

Total operating expenses for the six months ended June 30, 2023 were $641,512 compared to $854,878 for the six months ended June 30, 2022, a decrease $267,166 principally due to reasons discussed above.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2023.

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of June 30, 2023 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the six months ended June 30, 2023. Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 31, 2022, the Company was named as a defendant in a lawsuit filed in the Supreme Court of the State of New York, Index No. 651531/2002. The plaintiff has alleged breach of contract and unjust enrichment. The plaintiff is seeking damages relating to a plaintiff’s prior employment agreement with the Company. The Company has obtained counsel to dispute the charges. On July 19, 2023 the Company entered into a settlement agreement with the plaintiff, requiring the Company to pay $30,000.

On May 1, 2023, Brett Pezzuto and Christian Pezzuto filed a complaint in the United States District Court for the Southern District of New York (Civil Action No. 1:23-cv-03591) against the Company and GES for breach of contract for failures to pay monies owned pursuant to promissory notes and for not providing plaintiffs an opportunity to convert their promissory notes to common stock.  The plaintiffs are asking to money damages in the aggregate amount of $1,565,610.  The Company and GES have obtained legal counsel to dispute the charges. As of June 30, 2023, no final resolution has been reached.

On May 22, 2023, Lim Chap Huat filed a Memorandum of Law in Support of Plaintiff’s Motion for Summary Judgment in Lieu of Complaint Pursuant to CPLR 3213 in the Supreme Court of the State of New York (Index No. 652474/2023) against the Company.  The Memorandum of Law seeks summary judgment on a promissory note made by the Company in the principal amount of $200,000, plus interest at the rate of 12%, as well as attorney’s fees ad costs incurred, to recover unpaid monies owned by the Company.  The Company has obtained legal counsel to dispute the charges. As of June 30, 2023, no final resolution has been reached.

Item 1A.  Risk Factors

Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the six  months ended June 30, 2023, the Company issued 175,172,728 shares of common stock for convertible notes principal and accrued interest of $169,159 and issued 59,322,799 shares of common stock in connection with a services agreements at fair value of $77,937.

During the three months ended March 31, 2023, the Company issued 67,081,217 shares of common stock for convertible notes principal and accrued interest of $96,444 and issued 23,603,891 shares of common stock in connection with a cashless exercise of warrant.

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

GLOBAL ARENA HOLDING, INC. a Delaware corporation

Date: September 1, 2023	By:	/s/ JOHN MATTHEWS
John Matthews
Chief Executive Officer Chief Financial Officer