Form 10-Q
period 2023-09-30
Global Arena Holding, Inc.
filed 2024-01-11
CIK 1138724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒
           Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023
OR

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
Yes
☐
   No
☒

As of January 5, 2024, the registrant had 1,221,223,807 outstanding shares of common stock.

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$14,618	$149,714
Prepaid Expense	750	3,000
Total current assets	$15,368	$152,714

Deposits for proposed acquisitions	566,150	566,150
TOTAL ASSETS	$581,518	$718,864

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$343,373	$327,372
Due to related party	6,700	-
Accrued expenses	4,468,431	4,111,361
Convertible promissory notes payable,
net of debt discount of $60,307 and $176,378	4,343,897	4,418,233
Promissory notes payable	390,349	392,196
Derivative liability	4,506	116,150
Total current liabilities	9,557,256	9,365,312

STOCKHOLDERS' DEFICIT
Global Arena Holdings, Inc.
Preferred stock, $0.001 par value; 2,000,000 shares authorized;
Series B preferred stock; 250,000 shares authorized
49,202 and 49,202 issued and outstanding	49	49
Series C preferred stock; 750,000 shares authorized
480,000 and 480,000 issued and outstanding	480	480
Common stock, $0.001 par value; 4,000,000,000 shares authorized;
802,558,604 and 270,777,969 shares issued and outstanding	802,558	270,778
Additional paid-in capital	22,544,765	22,411,335
Accumulated deficit	(32,300,548)	(31,306,048)
Total Global Arena Holdings, Inc. stockholders’ deficit	(8,952,696)	(8,623,406)
Noncontrolling interest	(23,042)	(23,042)
Total stockholders’ deficit	(8,975,738)	(8,646,448)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$581,518	$718,864

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues:
Services	$268,304	$162,067	$612,468	$559,911

Operating expenses:
Salaries and benefits	47,015	244,864	281,825	587,335
Marketing and advertising	27,576	33,637	90,455	98,927
Software development	9,270	1,325	18,839	33,419
Professional fees	134,333	59,252	333,739	243,776
General and administrative	43,564	43,143	142,274	174,967
Printing	85,086	33,275	121,223	131,951
Total operating expenses	346,844	415,496	988,355	1,270,375

Loss from operations	(78,540)	(253,429)	(375,887)	(710,464)

Other expenses:
Interest expense and financing costs	(230,552)	(174,216)	(727,632)	(587,469)
Debt Forgiveness		140,000	(2,623)	140,000
Change in fair value of derivative liability	139,634	71,260	111,642	71,306
Total other expenses	(90,918)	37,044	(618,613)	(376,163)

Income (loss) before provision for taxes	(169,458)	(216,385)	(994,500)	(1,086,627)

Provision for income taxes	-	-	-	-

Net loss	(169,458)	(216,385)	(994,500)	(1,086,627)

Net loss attributed to noncontrolling interest	-	-	-	-

Net loss attributed to Global Arena Holding, Inc.	$(169,458)	$(216,385)	$(994,500)	$(1,086,627)

Weighted average shares outstanding - basic and diluted	701,035,141	188,450,167	503,477,046	188,450,167

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Global Stockholders'	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance, December 31, 2022	49,202	$49	480,000	$480	270,777,969	$270,778	$22,411,335	$(31,306,048)	$(8,623,406)	$(23,042)	$(8,646,448)
Issuance of common stock for convertible debt and accrued interest	-	-	-	-	67,081,217	67,081	29,363	-	96,444		96,444
Conversion of warrants	-	-	-	-	23,603,891	23,604	(23,604)	-	-	-	-
Allocated value of warrants and beneficial conversion	-	-	-	-	-	-	22,396	-	22,396		22,396
Net loss	-	-	-	-	-	-	-	(526,395)	(526,395)	-	(526,395)
Balance, March 31, 2023	49,202	$49	480,000	$480	361,463,077	$361,463	$22,439,490	$(31,832,443)	$(9,030,961)	$(23,042)	$(9,054,003)
Issuance of common stock for convertible debt and accrued interest	-	-	-	-	175,172,728	175,172	(6,013)	-	169,159	-	169,159
Issuance of shares for services	-	-	-		59,322,799	59,323	18,614	-	77,937	-	77,937
Warrants issued for services	-	-	-	-	-	-	12,499	-	12,499	-	12,499
Forgiveness of accrued compensation – related party	-	-	-	-	-	-	80,175	-	80,175		80,175
Net loss	-	-	-	-	-	-	-	(298,647)	(298,647)		(298,647)
Balance, June 30, 2023	49,202	$49	480,000	$480	595,958,604	$595,958	$22,544,765	$(32,131,090)	$(8,989,838)	$(23,042)	$(9,012,880)
Issuance of common stock for convertible debt and accrued interest	-	-	-	-	206,600,000	206,600	-		206,600	-	206,600
Net loss	-	-	-	-	-	-	-	(169,458)	(169,458)	-	(169,458)
Balance, September 30, 2023	49,202	$49	$480,000	$480	$802,558,604	$802,558	$22,544,765	$(32,300,548)	$(8,952,696)	$(23,042)	$(8,975,738)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (continued)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Global Stockholders'	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance, December 31, 2021	49,202	$49	-	$-	170,375,180	$170,375	$21,825,642	$(29,594,851)	$(7,598,785)	$(23,042)	$(7,621,827)
Issuance of common stock for convertible debt and accrued interest					3,875,435	3,875	54,257	-	58,132		58,132
Issuance of common stock for debt settlement	-	-	-	-	-	-	-	-	-	-	-
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt					-	-	96,352	-	96,352		96,352
Net loss								(423,313)	(423,313)	-	(423,313)
Balance, March 31, 2022	49,202	$49	-	$-	174,250,615	$174,250	$21,976,251	$(30,018,164)	$(7,867,614)	$(23,042)	$(7,890,656)
Issuance of common stock for convertible debt and accrued interest					18,210,167	18,210	158,312		176,522		176,522
Issuance of shares for debt settlement
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt							115,137		115,137		115,137
Net loss								(446,929)	(446,929)		(446,929)
Balance, June 30, 2022	49,202	$49	-	$-	192,460,782	$192,460	$22,249,700	$(30,465,093)	$(8,022,884)	$(23,042)	$(8,045,926)
Issuance of common stock for convertible debt and accrued interest	-	-	-	-	20,829,480	20,829	65,427	-	86,256	-	86,256
Shares issues in exchanges for Series C Prefered Shares	-	-	480,000	480	-	-	-	-	480	-	480
Conversion of warrants	-	-	-	-	3,281,250	3,281	(3,281)	-	-	-	-
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt	-	-	-	-	-	-	48,118	-	48,118	-	48,118
Net loss	-	-	-	-	-	-	-	(216,385)	(216,385)	-	(216,385)

Balance, September 30, 2022	49,202	$49	$480,000	$480	$216,571,512	$216,571	$22,359,964	$(30,681,478)	$(8,104,478)	$(23,042)	$(8,127,457)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(994,500)	$(1,086,627)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization of debt discount	199,833	201,890
Change in fair value of derivative liability	(111,642)	(71,305
Non-cash expense associated with warrant	22,396	-
Change in assets and liabilities:
Deferred revenue	-	(21,500)
Prepaid Expense	2,250	-
Accounts payable	16,000	(16,434)
Accrued expenses	572,174	586,696
Net cash used in operating activities	(293,489)	(407,280)

INVESTING ACTIVITIES:
Payment of deposit for acquisition	-	(10,000)
Net cash used in investing activities	-	(10,000)

FINANCING ACTIVITIES:
Proceeds from convertible promissory notes payable	349,458	443,550
Proceeds from note payable	119,687	80,000
Repayment of note payable	(145,646)	(52,358)
Repayment of convertible promissory notes payable	(171,806)	(55,500)
Proceeds from related party	6,700
Net cash used in financing activities	158,393	415,692

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(135,096)	(1,588)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	149,714	13,295

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$14,618	$11,707

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Allocated value of warrants and beneficial conversion features related to debt	$22,396	$259,607
Forgiveness of debt	$446,503	$-
Debt converted to common stock	$80,175	$320,911
Series C Preferred Stock Issuance		$480

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL ARENA HOLDING, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

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

On March 25, 2021, the Company entered into a second amended purchase agreement (APA) with Election Services Solutions. Under the second APA the Company entered into an amended asset purchase agreement with Election Services Solutions, LLC. Under the amended APA, the Company will purchase 100% of the assets of Election Services Solutions, LLC and the Company will pay $650,000, of which $511,150 has already been paid, and issue 40,000,000 common shares to purchase these assets under this second amended APA. This APA replaces the first amended purchase agreement signed on May 10, 2019 wherein the Company was to purchase 100% of the assets of Election Services Solutions, LLC. The Company was to pay $550,000, of which $511,150 has already been paid, and issue 20,000,000 common shares to purchase these assets under this first amended APA. GES derives over 80 % of its current business from Election Services Solutions. Management anticipates the closing of this transaction will occur in the first quarter of 2024.

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

On January 23, 2023, the Company incorporated a new wholly owned entity in the State of Nevada called Fortis Industria LLC, to explore acquisition opportunities.

On March 28, 2023, GES entered into a non-binding letter of intent with Enfield Exploration Corp., a corporation existing under the laws of the Provinces of British Columbia, Albert and Ontario, whereby Enfield will acquire the business of GES.  The purchase price shall be the issuance of 10,000,000 shares of Enfield at a deemed price of USD$0.50 per share in exchange for all of the issued and outstanding shares of GES. This transaction was terminiated on Sptember 1, 2023.

On November 29, 2023 the Company signed a amended and restated non binding letter of intent letter that sets out the terms and conditions pursuant to which 1329291 B.C. Ltd. a company incorporated under the laws of the Province of British Columbia and a reporting issuer in the provinces of British Columbia, Alberta, Saskatchewan, Manitoba, will acquire all of the issued and outstanding equity securities and securities convertible into equity securities of Global Election Services Inc. The purchase price shall be the issuance of 22,000,000 common shares of  1329291 B.C. Ltd. at a deemed price of USD$0.25 per share in exchange for all of the issued and outstanding shares of GES.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company has generated recurring losses from operations and cash flow deficits from its operations since inception and has had to continually borrow to continue operating. In addition, certain of the Company’s debt is in default as of September 30, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations. The Company continues to raise funds from the issuance of additional convertible promissory note. Management is hopeful that with their ability to raise additional funds that the Company should be able to continue as a going concern.

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

The December 31, 2022 condensed consolidated balance sheet was derived from financial statements but does not include all disclosures required by GAAP. These interim unaudited condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim nine-month periods ended September 30, 2023 and 2022. The results for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 or for any future period.

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

	September 30,
	2023	2022
Options	-	15,000,000
Warrants	1,045,226,190	1,360,102,897
Convertible notes	1,564,115,747	1,734,424,993
Total	2,609,341,937	3,109,527,890

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in th e United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates reflected in the consolidated financial statements include, but are not limited to, share-based compensation, and assumptions used in valuing derivative liabilities. Actual results could differ from those estimates.

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

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of September 30, 2023 and December 31, 2022.

	Fair Value
Description	As of September 30,2022	Fair Value Measurements at September 30, 2023 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$4,507	$-	$4,507	$-

Total	$144,142	$-	$144,142	$-

	Fair Value
Description	As of December 31, 2022	Fair Value Measurements at December 31, 2022 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$116,150	$-	$116,150	$-

Total	$116,150	$-	$116,150	$-

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

NOTE 4 - ACCRUED EXPENSES

Accrued expenses at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
	2023	2022
Accrued interest	$3,190,547	$2,767,267
Accrued compensation	1,241,441	1,307,656
Other accrued expenses	36,438	36,438
	$4,468,426	$4,111,361

NOTE 5 - PROMISSORY NOTES PAYABLE

In March 2014, the Company issued two promissory notes for a total of $230,000. The interest rate is the short-term applicable federal rate as determined by the Internal Revenue Service for the calendar month plus 10%. These two promissory notes are due on December 31, 2021, as amended and currently in default.  The outstanding balance was $230,000 and $230,000 as of September 30, 2023 and December 31, 2022, respectively.

In November 29, 2022, the Company entered into promissory note agreement with Duck Duck Spruce for a total of $100,000. The outstanding balance was $100,000 and $100,000 as of September 30, 2023 and December 31, 2022, respectively.

NOTE 6 - CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes payable at September 30, 2023 and December 31, 2022 consist of the following:

	September 30,	December 31,
	2023	2022
Convertible promissory notes with interest rates ranging from 10% to 12% per annum, convertible into common shares at a fixed price ranging from $0.001 to $0.03 per share. Maturity dates through September 30 2023, as amended. ($2,817,865 in default)	$3,075,053	$3,099,054
Convertible promissory notes with interest rates ranging from 10% to 12% per annum, convertible into common shares at prices equal to 60% discount from the lowest trade price in the 20-25 trading days prior to conversion (as of September 30, 2021 the conversion price would be $0.001 per share). Maturity dates through June 30, 2023, as amended. ($190,784 in default)	199,328	321,534
Convertible promissory notes with interest at 12% per annum, convertible into common shares of GES. The maturity dates through September 30, 2023, as amended. ($1,131,823 in default)	1,129,823	1,174,023
Total convertible promissory notes payable	4,404,204	4,594,611
Unamortized debt discount	(60,307)	(176,378)
Convertible promissory notes payable, net discount	4,343,896	(4,418,233)
Less current portion	(4,343,896)	(4,418,233)
Long-term portion	-	-

A rollforward of the convertible promissory notes payable from December 31, 2022 to September 30, 2023 is below:

Convertible promissory notes payable, December 31, 2022	$4,418,233
Issued for cash	328,500
Issued for original issue discount	(33,950)
Repayment for cash	(171,807)
Conversion of common stock	(388,501)
Debt discount related to new convertible promissory notes	-
Amortization of debt discounts	191,422
Convertible promissory notes payable, September 30, 2023	$4,343,897

The per share conversion price into which Principal Amount and interest (including any Default Interest) under the Notes shall be convertible into shares of Common Stock hereunder (the "Conversion Price") shall equal $0.0005. If at any time the Conversion Price as determined hereunder for any conversion would be less than the par value of the Common Stock, then at the sole discretion of the Holder, the Conversion Price hereunder may equal such par value for such conversion and the Conversion Amount for such conversion may be increased to include Additional Principal, where "Additional Principal" means such additional amount to be added to the Conversion Amount to the extent necessary to cause the number of conversion shares issuable upon such conversion to equal the same number of conversion shares as would have been issued had the Conversion Price not been adjusted by the Holder to the par value price.

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

	September 30,	December 31,
	2023	2022
Risk-free interest rate	5.27-5.54%	4.12-4.73%
Expected life of the options (Years)	0.5-77	0.01-1.30
Expected volatility	201%-233%	204%
Expected dividend yield	0%	0%

Fair Value	$4,506	$116,150

A roll-forward of the derivative liability from December 31, 2022 to September 30, 2023 is below:

Derivative liabilities, December 31, 2022	$116,150
Relieved with debt settlement agreement	0
Change in fair value of derivative liabilities	(111,642.96)
Derivative liabilities, September 30, 2023	$4,506

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

120,000 Series C Preferred Shares - John Matthews, CEO/CFO
120,000 Series C Preferred Shares – Martin Doane, Director
120,000 Series C Preferred Shares – Facundo Bacardi, Director
120,000 Series C Preferred Share – Kathryn Weisbeck, Director of Public Relations/Marketing

The Series C Preferred Shares were issued on July 29, 2022.

Common Stock

During the three months ended September 30, 2023, the Company issued 206,600,000 shares of common stock for convertible notes of $203,825 and accrued interest of $2,775. The shares were valued based on the market price on the grant date.

During the nine months ended September 30, 2023, the Company issued  242,253,945 shares of common stock for convertible notes of $427,709 and accrued interest of $44,494. The shares were valued based on the market price on the grant date
In addition, the Company issued
59,322,799
 for
services of $77,937. The shares were valued based on the market price on the grant date.

Option Activity

A summary of the option activity is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2022	15,000,000	.02	.19	-
Granted		-
Exercised		(15,000,000)
Forfeited/Canceled
Outstanding, September 30, 2023	-	-	-	-
Exercisable, September 30, 2023	-	-	-	-

The exercise price for options outstanding at September 30, 2023 is as follows:

Outstanding and Exercisable
Number of	Exercise
Options	Price
-	$-
-

Warrant Activity

A summary of warrant activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2022	1,380,755,235	0.003	1.4	-
Granted	29,500,000	0.001
Exercised	(32,187,124)	0.001
Forfeited/Canceled	(332,841,921)	0.001
Outstanding, September 30, 2023	1,045,226,190	0.001
Exercisable, September 30, 2023	1,045,226,190	0,001	2.49	-

The exercise price for warrants outstanding at September 30, 2023 is as follows:

Outstanding and Exercisable
Number of	Exercise
Warrants	Price
7,500,000	$0.00250
951,812,876	$0.00100
4,500,000	$0.00120
29,270,457	$0.00170
25,000,000	$0.00300
25,000,000	$0.00400
7,142,857	$0.00700
1,045,226,190

During the nine months ended September 30, 2023, the Company issued a total of 10,000,000 warrants in connection with a new convertible promissory note payable. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:
•

Expected life of 1.00-4.00 years
•

Volatility of 236%;
•

Dividend yield of 0%;
•

Risk free interest rate of 5.27% - 5.54%

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

On May 1, 2023, Brett Pezzuto and Christian Pezzuto filed a complaint in the United States District Court for the Southern District of New York (Civil Action No. 1:23-cv-03591) against the Company and GES for breach of contract for failures to pay monies owned pursuant to promissory notes and for not providing plaintiffs an opportunity to convert their promissory notes to common stock.  The plaintiffs are asking to money damages in the aggregate amount of $1,565,610.  The Company and GES have obtained legal counsel to dispute the charges. The case is still open as of September 30, 2023.

On May 22, 2023, Lim Chap Huat filed a Memorandum of Law in Support of Plaintiff’s Motion for Summary Judgment in Lieu of Complaint Pursuant to CPLR 3213 in the Supreme Court of the State of New York (Index No. 652474/2023) against the Company.  The Memorandum of Law seeks summary judgment on a promissory note made by the Company in the principal amount of $200,000, plus interest at the rate of 12%, as well as attorney’s fees and costs incurred, to recover unpaid monies owned by the Company.  The Company has obtained legal counsel to dispute the charges.The case is still open as of September 30, 2023.

NOTE 10 - AGREEMENTS

On March 25, 2021, the Company entered into a second amended purchase agreement (APA) with Election Services Solutions. Under the second APA the Company entered into an amended asset purchase agreement with Election Services Solutions, LLC.  Under the amended APA, the Company will purchase 100% of the assets of Election Services Solutions, LLC and the Company will pay $650,000, of which $511,150 has already been paid, and issue 40,000,000 common shares to purchase these assets under this second amended APA. This APA replaces the first amended purchase agreement signed on May 10, 2019, wherein the Company was to purchase 100% of the assets of Election Services Solutions, LLC.  The Company was to pay $550,000, of which $511,150 has already been paid, and issue 20,000,000 common shares to purchase these assets under this first amended APA. GES derives over 80 % of its current business from Election Services Solutions. Management anticipates the closing of this transaction will occur in the first quarter of 2024.

On May 13, 2019, the Company entered into a joint venture agreement with Voting Portals, LLC (VP), a Florida limited liability company. Pursuant to this agreement, the joint venture will be making use of the VP online e-voting web portal solutions and proprietary e-voting software programs to service and fulfill GES’s clients’ online elections and other e-voting events pursuant to the terms of the agreement, as well as any other ventures and relationships agreed to pursuant to the goals of the agreement. The Agreement was amended and as part of this agreement, the Company will be issuing 10,000,000 common shares to VP for services rendered, and VP will own 100% of the rights to the software, while GES will be responsible for all administrative and other election procedures. This transaction will close in the first Quarter of 2024.

On January 14, 2022, GES entered into an Independent Consulting Agreement (ICA) with an investor. Under the terms of the ICA the investor will receive 15,000,000 million common shares in return for his software expertise in the development of GES election software. This new ICA replaces an amended MSA signed May 13, 2019 with HCAS and the investor wherein the Company was to issue a total of 30,000,000 warrants to purchase the Company’s common shares at a price of $0.005 as consideration for the services of HCAS and the investor. The investor has over 25 years’ experience in the areas of Information Security, Enterprise Risk Management and Compliance, Information Technology and Operations including 21 years with Visa Inc. where he performed as Senior Business Leader of Information Security. The investor has extensive experience in a broad range of areas related to Information Security, Network Engineering, and Enterprise Governance, Risk and Compliance and Payment networks within the financial industry. Management anticipates the closing of this transaction will occur in the first quarter or early first quarter of 2024.

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

GES made payments of $25,000 CHF and received the working paper primarily covering the following matters
:

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

GES Investment in TrueVote Inc.

On June 15, 2019, GES entered into a Term Sheet, and Common Stock Purchase Agreement to create a joint venture with TrueVote, Inc. Under the terms of the agreement GES was to invest $50,000 into a 24 Month Debenture and issue a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company. The Company will receive 3 million common shares of TrueVote, representing 30% of TrueVote Inc. The Company on December 17, 2019 paid $ 40,000 to True Vote. Under the terms of the agreement GES was to invest an additional $10,000 and the Company issue a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company

On February 27, 2023 GES closed this transaction by investing the remaining $10,000 and as part of TrueVote revised transaction, new GAHC warrants were issued to the Principals of True Vote Inc., Brett Morrison and Ped Hasid. The warrants were issued on February 27, 2023 and each individual is entitled to exercise the warrants to purchase a maximum of 2,250,000 (Two Million, Two Hundred Fifty Thousand) fully-paid and non-assessable shares of the GAHC Common Stock, par value $0.001 per share at an exercise price of $0.0012 per Share, replacing a previous conversion price of $0.01. The warrants are exercisable for a period of two years from the issuance date.

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
The Company plans to close Tidewater Energy Group Inc. in thefirst quarter of 2024.

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

On July 7, 2023, Global Election Services, entered into a secured Original Discount Convertible Promissory Note with an investor for the amount of $57,500, with an original discount amount of $7,500. The note bears a 12% interest and matures in twelve months. The note can be converted to the Company’s common stock at $0.40 per share.

On July 13, 2023, Global Election Services entered into a Loan agreement with an investor for the amount of $78,100. The company will repay the loan in 28 weekly fixed payments of $2,789.

On August 4, 2023, Global Election Services, entered into a secured Original Discount Convertible Promissory Note with an investor for the amount of $30,000, with an original discount amount of $5,000. The note bears a 12% interest and matures in twelve months. The note can be converted to the Company’s common stock at $0.040 per share.

On August 8, 2023, Global Election Services, entered into a secured Original Discount Convertible Promissory Note with an investor for the amount of $23,000, with an original discount amount of $5,000. The note bears a 12% interest and matures in twelve months. The note can be converted to the Company’s common stock at $0.040 per share. This note was paid off as of September 30, 2023.

On August 14, 2023, Global Election Services, entered into a secured Original Discount Convertible Promissory Note with an investor for the amount of $23,000, with an original discount amount of $5,000. The note bears a 12% interest and matures in twelve months. The note can be converted to the Company’s common stock at $0.040 per share. This note was paid off as of September 30, 2023.

On August 25, 2023, Global Election Services, entered into a secured Original Discount Convertible Promissory Note with an investor for the amount of $5,000, with an original discount amount of $500. The note bears a 12% interest and matures in twelve months. The note can be converted to the Company’s common stock at $0.040 per share. This note was paid off as of September 30, 2023.

On September 13, 2023, Global Election Services entered into a Loan agreement with an investor for the amount of $49,170. The company will repay the loan in 14 weekly fixed payments of $3,513.

On September 15, 2023, Global Election Services, entered into a secured Original Discount Convertible Promissory Note with an investor for the amount of $15,500, with an original discount amount of $5,000. The note bears a 12% interest and matures in twelve months. The note can be converted to the Company’s common stock at $0.040 per share.

NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financials were issued.

On October 2, 2023 Note Holder converted $38,397 on principal amount and accrued interest for 38,396,563 shares at $0.001 per share.

On October 2, 2023 Note Holder converted $20,000 on principal amount for 20,000,000 shares at $0.001 per share.

On October 16, 2023 Note Holder converted $42,950 on principal amount for 42,950,000 shares at $0.001 per share.

On October 16, 2023 Note Holder converted $42,950 on principal amount and accrued interest for 42,950,000 shares at $0.001 per share.

On October 27, 2023 Note Holder converted $20,000 on principal amount for 20,000,000 shares at $0.001 per share.

On October 27, 2023 Note Holder converted $10,295 on principal amount and accrued interest for 10,295,465 shares at $0.001 per share.

On October 30, 2023 Note Holder converted $48,125 on principal amount for 48,125,000 shares at $0.001 per share.

On October 30, 2023 Note Holder converted $37,253 on principal amount and accrued interest for 37,252,865 shares at $0.001 per share.

On November 1, 2023 Note Holder converted $48,125 on principal amount for 48,125,000 shares at $0.001 per share.

On November 2, 2023 Note Holder converted $30,635 on principal amount for 30,635,310 shares at $0.001 per share.

On November 8, 2023 Note Holder converted $48,125 on principal amount for 48,125,000 shares at $0.001 per share.

On December 19, 2023 Note Holder converted $31,800 on principal amount and accrued interest for 31,800,000 shares at $0.001 per share.

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

On March 23, 2018, President Trump signed the Consolidated Appropriations Act of 2018 into law, which included $380 million in Help America Vote Act (HAVA) grants for states to make election security improvements. Among the authorized uses of the grant funds is the replacement of voting equipment, specifically equipment that does not produce a paper record or that is determined to be at the end of its useful life. Recent published examples are:

•	On December 20, 2019, President Trump signed the Consolidated Appropriations Act of 2020 into law. The Act includes $425 million in new HAVA funds made available.
•	In 2019, Hawaii ( SB 166 ) allocated $789,598 for the purpose of a vote counting system contract.
•
In 2019, Georgia issued a $150 million bond package for the replacement of voting equipment statewide. The state also appropriated $12,840,000 from the General Fund for the purpose of financing projects and facilities for the Office of Secretary of State.

•
In 2019, Wyoming appropriated $7.5 million into an election readiness account (
HB 21
). The state's
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

Liquidity and Capital Resources

As of September 30, 2023, the Company has an accumulated deficit of $32,300,548 and a working capital deficit of $9,541,888. Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

For the nine months ended September 30, 2023, the Company recorded net loss of $994,500. We recorded an amortization of debt discount of $199,833 a gain from change in fair value of derivative liability of $111,642 and a non-cash expense associated with warrant of $22,396. We had a decrease in accounts payable of $16,000 and prepaid expenses of $2,250. We also had an increase in accrued expenses of 572,174.  As a result, we had net cash used in operating activities of $(293,489) for the nine months ended September 30, 2023.

For the nine months ended September 30, 2023,
we received $
349,458
as proceeds from the issuance of convertible promissory notes payable and repaid $(171,806) of outstanding convertible promissory notes payable and received $119,687 as proceeds from the issuance of notes payable and repaid $
(145,646)
of outstanding note payable
. We also received an investment from a director of $6,700.  As a result, we had net cash provided by financing activities of $
158,393
.

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

Results of Operations for the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Revenues for the three months ended September 30, 2023 were $
268,304
compared to $162,067 for the three months ended September 30, 2022, an increase of $106,237.
The majority of our clients hold elections on a three year cycle. This increase in revenues is due primarily to less elections held during the three month period in 2022

Salaries and benefits totaled $47,015 for the three months ended September 30, 2023 compared to $244,864 for the three months ended September 30, 2022.
This decrease was due to the employment compensation amended for John Matthews and Kathryn Weisbeck since the 2nd quarter of 2023 and reduced the salary to $2 per quarter per person.

Professional fees for the three months ended September 30, 2023 totaled $134,333 compared to $59,252 for the three months ended September 30, 2022, an increase of $75,081. This increase is primarily due to stock based compensation professional services used during the three months ended September 30, 2023.

For the three months ended September 30, 2023, we incurred marketing and advertising expenses of $27,576 compared to $33,637 in the three months ended September 30, 2022. We incurred software development expenses of $9,270 in 2023 compared to $1,325 in 2022, we incurred printing costs of $85,086 in 2023 compared to $121,223 in 2022, and we incurred general and administrative expenses of $43,564 in 2023 compared to $43,143 in 2022. The increase in printing expenses was mainly due to a increase in costs related to the decrease in revenue.

Total operating expenses for the three months ended September 30, 2023 were $346,844, compared to $415,496 for the three months ended September 30, 2022, a decrease of $68,652 principally due to reasons discussed above.

Results of Operations for the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Revenues for the nine months ended September 30, 2023 were $
612,468
compared to $559,911 for the nine months ended September 30, 2022, a increase of $52,557. The majority of our clients hold elections on a three year cycle.
This decrease in revenues is due primarily to less elections held during the nine month period in 2023.

Salaries and benefits totaled $281,825 for the nine months ended Seotember 30, 2023 compared to $587,335 for the nine months ended September 30, 2022.
This decrease was due to the employment compensation amended for John Matthews and Kathryn Weisbeck since the 2nd quarter of 2023 and reduced the salary to $2 per quarter per person.

Professional fees for the nine months ended September 30, 2023 totaled $333,739 compared to $243,776 for the nine months ended September 30, 2022, an increase of $89,963. This increase is primarily due to lower professional services during the nine months ended September 30, 2022.

For the nine months ended September 30, 2023, we incurred marketing and advertising expenses of $90,455 compared to the $98,927 for the nine months ended September 30, 2022. We incurred software development expenses of
$18,839
for the nine months ended September 30, 2023 compared to $33,419 for the nine months ended September 30, 2022, we incurred printing costs of $121,223 for the nine months ended September 30, 2023 compared to $98,676 for the nine months ended September 30, 2022, and we incurred general and administrative expenses of $98,710 for the nine months ended September 30, 2023 compared to $131,951 for the nine months ended September 30, 2022. The decrease in general and administrative expenses was primarily due to a decrease in costs due to the decrease in revenue.

Total operating expenses for the nine months ended September 30, 2023 were $988,355 compared to $1,270,375 for the nine months ended September 30, 2022, a decrease $282,020 principally due to reasons discussed above.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2023.

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of September 30, 2023 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the nine months ended September 30, 2023. Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 26, 2017, the Company entered into a settlement agreement with a prior attorney with regards to outstanding legal fees owed. Pursuant to this settlement agreement, the Company paid $25,000 on January 5, 2018, and $25,000 on February 5, 2018, and was required to pay an additional $200,000 during 2018. On December 14, 2020, parties amended the settlement agreement to state that the Company shall pay the prior attorney Two Hundred Nineteen Thousand, Five Hundred and Seventy Six Dollars ($219,576)
. On January 27, 2021, the Company made a payment of $5,000, on April 12, 2021, the Company made a payment of $15,000, on August 6, 2021, the Company made a payment of $5,000. On October 1, 2021, the Company made a payment of $5,000 and on November 12, 2021, the Company made a payment of $10,000. On January 7, 2022, the Company made a payment of $5,000 and on February 18, 2022, the Company made a payment of $5,000. On May 5,2022 the Company made payments of $5,000 and on June 22, 2022, the Company made payments of $5,000. On January 13, 2023, the Company made a payment of $5,000.

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

On May 1, 2023, Brett Pezzuto and Christian Pezzuto filed a complaint in the United States District Court for the Southern District of New York (Civil Action No. 1:23-cv-03591) against the Company and GES for breach of contract for failures to pay monies owned pursuant to promissory notes and for not providing plaintiffs an opportunity to convert their promissory notes to common stock.  The plaintiffs are asking to money damages in the aggregate amount of $1,565,610.  The Company and GES have obtained legal counsel to dispute the charges. As of September 30, 2023, no final resolution has been reached.

On May 22, 2023, Lim Chap Huat filed a Memorandum of Law in Support of Plaintiff’s Motion for Summary Judgment in Lieu of Complaint Pursuant to CPLR 3213 in the Supreme Court of the State of New York (Index No. 652474/2023) against the Company.  The Memorandum of Law seeks summary judgment on a promissory note made by the Company in the principal amount of $200,000, plus interest at the rate of 12%, as well as attorney’s fees ad costs incurred, to recover unpaid monies owned by the Company.  The Company has obtained legal counsel to dispute the charges. As of September 30, 2023, no final resolution has been reached.

Item 1A.  Risk Factors

Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2023, the Company issued 206,600,000 shares of common stock for convertible notes principal and accrued interest of $206,600.

During the three months ended June 30, 2023, the Company issued 175,172,728 shares of common stock for convertible notes principal and accrued interest of $169,159 and issued 59,322,799 shares of common stock in connection with a services agreements at fair value of $77,937.

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

GLOBAL ARENA HOLDING, INC. a Delaware corporation

Date: January 11, 2024	By:	/s/ JOHN MATTHEWS
John Matthews
Chief Executive Officer Chief Financial Officer