Form 10-Q/A
period 2023-09-30
Global Arena Holding, Inc.
filed 2024-04-04
CIK 1138724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment. 1

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

EXPLANATORY NOTE

This amendment to the Form 10-Q, as filed on January 11, 2024, is being filed solely to correctly add the XBRL documentation. No other changes have been made to the document.

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

Description	Fair Value As of September 30, 2022	Fair Value Measurements at September 30, 2023 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$4,507	$-	$4,507	$-

Total	$144,142	$-	$144,142	$-

Description	Fair Value As of December 31, 2022	Fair Value Measurements at December 31, 2023 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$116,150	$-	$116,150	$-

Total	$116,150	$-	$116,150	$-

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

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40)-Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.  ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract.  ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40.  In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity.  ASU 2020-06 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year.  The Company is currently evaluation the impact this ASU will have on its consolidated financial statements.

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

For the nine months ended September 30, 2023, we received $349,458 as proceeds from the issuance of convertible promissory notes payable and repaid $(171,806) of outstanding convertible promissory notes payable and received $119,687 as proceeds from the issuance of notes payable and repaid $(145,646) of outstanding note payable. We also received an investment from a director of $6,700.  As a result, we had net cash provided by financing activities of $158,393.

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

Results of Operations for the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Revenues for the three months ended September 30, 2023 were $268,304 compared to $162,067 for the three months ended September 30, 2022, an increase of $106,237.  The majority of our clients hold elections on a three year cycle. This increase in revenues is due primarily to less elections held during the three month period in 2022

Salaries and benefits totaled $47,015 for the three months ended September 30, 2023 compared to $244,864 for the three months ended September 30, 2022. This decrease was due to the employment compensation amended for John Matthews and Kathryn Weisbeck since the 2nd quarter of 2023 and reduced the salary to $2 per quarter per person.

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

Results of Operations for the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Revenues for the nine months ended September 30, 2023 were $612,468 compared to $559,911 for the nine months ended September 30, 2022, a increase of $52,557. The majority of our clients hold elections on a three year cycle. This decrease in revenues is due primarily to less elections held during the nine month period in 2023.

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