Form 10-K
period 2023-12-31
Global Arena Holding, Inc.
filed 2024-06-28
CIK 1138724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the part 90 days. Yes ☐   No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to section 240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $0.001 par value common stock held by non-affiliates of the registrant on June 28, 2024, was approximately $443,964.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of June 28 2024 was 1,479,879,507 shares of its $0.001 par value common stock.

No documents are incorporated into the text by reference.

Global Arena Holding, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2023

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

GES Acquisition of Election Services Solutions, LLC

On March 25, 2021, the Company entered into a second amended purchase agreement (APA) with Election Services Solutions. Under the second APA the Company entered into an amended asset purchase agreement with Election Services Solutions, LLC.  Under the amended APA, the Company will purchase 100% of the assets of Election Services Solutions, LLC and the Company will pay $650,000, of which $511,150 has already been paid, and issue 40,000,000 common shares to purchase these assets under this second amended APA. This APA replaces the first amended purchase agreement signed on May 10, 2019 wherein the Company was to purchase 100% of the assets of Election Services Solutions, LLC.  The Company was to pay $550,000, of which $511,150 has already been paid, and issue 20,000,000 common shares to purchase these assets under this first amended APA. GES derives over 80 % of its current business from Election Services Solutions. Management anticipates the closing of this transaction will occur in the third quarter of 2024.

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

The GES’ senior management team has conducted approximately over 8,675 elections, involving more than 40,000,000 voters. Each organized labor election result requires an election certification submitted to the US Department of Labor, and for over 40 years, not one of our elections has been overturned.

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

Working Relationship with Magdiel Rodriguez

On January 14, 2022, GES entered into an Independent Consulting Agreement (ICA) with Magdiel Rodriquez. Under the terms of the ICA Magdiel Rodriquez will receive 15,000,000 million common shares in return for his software expertise in the development of GES election software. This new ICA replaces an amended MSA signed May 13, 2019 with HCAS and Magdiel Rodriquez wherein the Company was to issue a total of 30,000,000 warrants to purchase the Company’s common shares at a price of $0.005 as consideration for the services of HCAS and Mr. Magdiel Rodriquez. Mr. Rodriguez has over 25 years’ experience in the areas of Information Security, Enterprise Risk Management and Compliance, Information Technology and Operations including 21 years with Visa Inc. where he performed as Senior Business Leader of Information Security. Magdiel has extensive experience in a broad range of areas related to Information Security, Network Engineering, and Enterprise Governance, Risk and Compliance and Payment networks within the financial industry.  Management anticipates the closing of this transaction will occur in the first quarter or early third quarter of 2024.

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

2) Tidewater Energy Group Inc.

On November 19, 2019, the Company incorporated a new wholly owned entity in the State of Delaware called Tidewater Energy Group Inc. The Board of Directors appointed John S. Matthews and Jason Old as Board members. The Company was formed to explore opportunities in the oil, gas, mineral, and energy business.  Tidewater Energy Group Inc. has 40,000,000 common shares authorized; par value $0.001. There are currently 10,000,000 common shares issued and outstanding of which the Company holds 5,100,000 common shares (51%). The Company invested $50,000 into Tidewater Energy Group Inc. for general capital and administrative expenses in January 2020. The Company plans to close Tidewater Energy Group Inc. in the third quarter of 2024.

3) GAHI Acquisition Corp.

On June 7, 2019, the Company’s second subsidiary, GAHI Acquisition Corp. (GAHI) was authorized by the Company’s Board of Directors to infuse an initial deposit of $50,000 into the subsidiary for general capital and administrative expenses. GAHI Acquisition was to be repurposed in order to explore potential new business ventures in an effort to increase shareholder value. The Company caused GAHI Acquisition to explore opportunities in the energy and minerals business which may have provided investment opportunities, including the possibility of providing blockchain technology software to energy and mineral companies. The Company added Mr. Jason N. Old to the GAHI Acquisition Board as a Director. On November 28, 2019, the Company’s Board of Directors authorized the termination of the transaction previously authorized to infuse an initial deposit of $50,000 into GAHI Acquisition for general capital and administrative expenses and have GAHI Acquisition repurposed in order to explore opportunities in the energy and minerals business, which may provide investment opportunities, including the possibility of providing blockchain technology software to energy and mineral companies. GAHI Acquisition will remain a 100% subsidiary of the Company and will focus on Blockchain related companies for investments and acquisition.  The Company plans to close in the third quarter of 2024.

4) Fortis Industria, LLC

On January 26, 2023, the Company filed Articles of Organization with the State of Nevada to create a limited liability company called Fortis Industria, LLC.  The Company owns 90% of the member interests.  John S. Matthews, an officer and director of the Company owns 5% of the member interests.

Fortis is currently discussing potential new acquisitions.  Fortis did not enter into a purchase and sale agreement with RPM Management LLC, to purchase 51% ownership of 152 oil wells located in Oklahoma, USA. There are currently 46 producing wells, with 23 oil wells to be opened in the next 12 months, with a remaining 83 wells to be opened thereafter.

                5) Enfield Exploration Corp.

On March 28, 2023, GES entered into a non-binding letter of intent with Enfield Exploration Corp., a corporation existing under the laws of the Provinces of British Columbia, Albert and Ontario, whereby Enfield will acquire the business of GES.  The purchase price shall be the issuance of 10,000,000 shares of Enfield at a deemed price of USD$0.50 per share in exchange for all of the issued and outstanding shares of GES.  This transaction was terminated on September 1, 2023.

                6) 1329291 B.C. Ltd.

On November 29, 2023 the Company signed an amended and restated non-binding letter of intent letter that sets out the terms and conditions pursuant to which 1329291 B.C. Ltd. a company incorporated under the laws of the Province of British Columbia and a reporting issuer in the provinces of British Columbia, Alberta, Saskatchewan, Manitoba, will acquire all of the issued and outstanding equity securities and securities convertible into equity securities of Global Election Services Inc. The purchase price shall be the issuance of 22,000,000 common shares of 1329291 B.C. Ltd. at a deemed price of USD$0.25 per share in exchange for all of the issued and outstanding shares of GES.  The Company is still reviewing the viability of such a transaction and will have an update in the third quarter 2024.

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

According to the research firm Business Insights (“BI”), the global voting/election management software market in 2023 will reach U.S. $1.327 billion.  Furthermore, the market is expected to have a CAGR of 6.27% during 2023 to 2027.  This is more robust than certain other forecasts.  For example, Verified Market Research (VMR) forecasts that the Voting Software Market size was valued at U.S. $888.5 million in 2020 and is projected to reach U.S. $1.395 billion by 2028, growing at a CAGR of 5.14% from 2021 to 2028.

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

The Company and GES have previously engaged software and hardware developers and GES is currently preparing request for proposals to assist in the development of additional and hardware development to comply with the EAC 2.0 Voluntary Voting System Guidelines. This will require the hiring of additional technical software employees, and additional outside vendors who in initial discussions will require fees of approximately 2 million dollars and stock-based compensation.

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

GES is working with third party vendors to:

•	Communicate a Message – An organization can get their message out clearly in the form required, without any unwanted media spin, bias, filtering, or comment.
○
•	Fine Tune Policies – Test-drive policies and projects with immediate response, allowing for responsive adjustments to be made to make a message more acceptable to the community.
○
•	Build a Positive Image – Enhancing the concept of ‘open communication’ and ‘democratic politics’, which leads to an increasingly positive perception of leaders by their constituents.
○
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company maintains a holding address at 208 East 51st Street, Suite 112, New York, NY 10022. During the years ended December 31, 2023, and 2022, the Company paid $12,475 and $17,344 for all office, storage, and other expenses, respectively.

ITEM 3. LEGAL PROCEEDINGS.

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On December 26, 2017, the Company entered into a settlement agreement with a prior attorney with regards to outstanding legal fees owed. Pursuant to this settlement agreement, the Company paid $25,000 on January 5, 2018, and $25,000 on February 5, 2018, and was required to pay an additional $200,000 during 2018. On December 14, 2020, parties amended the settlement agreement to state that the Company shall pay the prior attorney Two Hundred Nineteen Thousand, Five Hundred and Seventy Six Dollars ($219,576). On January 27, 2021, the Company made a payment of $5,000, on April 12, 2021, the Company made a payment of $15,000, on August 6, 2021, the Company made a payment of $5,000. On October 1, 2021, the Company made a payment of $5,000 and on November 12, 2021, the Company made a payment of $10,000. On January 7, 2022, the Company made a payment of $5,000 and on February 18, 2022, the Company made a payment of $5,000. On May 5, 2022 the Company made payments of $5,000 and on June 22, 2022, the Company made payments of $5,000. On December 5, 2022 the Company made payments of $5,000. On January 13, 2023 the Company made payments of $5,000.

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

On March 31, 2022, the Company was named as a defendant in a lawsuit filed in the Supreme Court of the State of New York, Index No. 651531/2002. The plaintiff has alleged breach of contract and unjust enrichment. The plaintiff is seeking damages relating to a plaintiff’s prior employment agreement with the Company. The Company has obtained counsel to dispute the charges. On July 19, 2023 the Company entered into a settlement agreement with the plaintiff, requiring the Company to pay $30,000. The Company made payments of $5,000 on September 15, 2023, and $5,000 on November 10, 2023.

On May 1, 2023, Brett Pezzuto and Christian Pezzuto filed a complaint in the United States District Court for the Southern District of New York (Civil Action No. 1:23-cv-03591) against the Company and GES for breach of contract for failures to pay monies owned pursuant to promissory notes and for not providing plaintiffs an opportunity to convert their promissory notes to common stock.  The plaintiffs are asking for money damages in the aggregate amount of $1,565,610.    The case was settled on February 12, 2024, with an amendment to the settlement agreement signed by the parties on April 19, 2024.  Under this settlement agreement, the Company shall enter into confession of judgment agreements with each of Brett and Christian Pezzuto for the principal and interest due and owing on their respective convertible promissory notes for GAHC and GES (the “GAHC Notes” and “GES Notes”, respectively) through June 30, 2024, which totals to each Brett and Christian the sum of two hundred and thirty-four thousand dollars ($234,000) (the “GAHC Settlement Sum”).  If the Company does not pay the respective GAHC Settlement Sum to both Brett and Christian prior to June 30, 2024, then Brett and Christian or their agents shall have the right to enforce the confession of judgment.  Brett and Christian have the right, but not the obligation, to convert their respective GAHC Notes at $0.001 per share.  If Brett and Christian do not elect to convert the GAHC Notes, the GAHC Notes will be paid as described above.  In addition, Brett and Christian have each been granted seventy five million (75,000,000) warrants for a total of one hundred fifty million (150,000,000) warrants at a strike price of $0.001 per share for a period of five years.  The GES Notes have an outstanding principal and interest balance of one hundred seventy-six thousand six hundred forty-one dollars ($176,641) (the “GES Notes Sum”) for each Brett and Christian.  The GES Notes will be converted into stock of 1329291 B.C. Ltd which is doing an acquisition of GES.  If the GES acquisition does not take place, Brett and Christian or their agents shall have the right to enforce the confession of judgement agreements on the GES Notes.  On or before June 30, 2024, the Company will reimburse Brett and Christian Pezzuto for their actual legal fees and costs incurred through the end of the performance of the settlement agreements.  This cost is eighty five thousand two hundred ten dollars and eighty cents ($85,210.80) as of January 15, 2024. The settlement agreement and the amendment to the settlement agreement have been filed with this document as Exhibit 10.64 and 10.65.

On May 22, 2023, Lim Chap Huat filed a Memorandum of Law in Support of Plaintiff’s Motion for Summary Judgment in Lieu of Complaint Pursuant to CPLR 3213 in the Supreme Court of the State of New York (Index No. 652474/2023) against the Company.  The Memorandum of Law seeks summary judgment on a promissory note made by the Company in the principal amount of $200,000, plus interest at the rate of 12%, as well as attorney’s fees and costs incurred, to recover unpaid monies owned by the Company.  The Company has obtained legal counsel to dispute the charges.  The case is still open as of the date of filing.

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

Year Ended December 31, 2023	High	Low
3/31/23	$.0012	$.0011
6/30/23	$.0006	$.0006
9/30/23	$.0005	$.0003
12/31/23	$.0004	$.0003

Year Ended December 31, 2022	High	Low
3/31/22	$.0132	$.0120
6/30/22	$.0072	$.0060
9/30/22	$.0048	$.0036
12/31/22	$.0012	$.0010

b)  Holders.  As of June 28, 2024, there were 174 shareholders of record of our common stock.

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

The stock-based compensation related to stock options, included in stock compensation expense in the consolidated statements of operations, was $0 and $0 for the years ended December 31, 2023 and 2022, respectively.

The exercise price for options outstanding at December 31, 2023:

A summary of the option activity is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2021	15,000,000	0.02	1.19	-
Granted	-
Exercised	-
Forfeited/Canceled	-
Outstanding, December 31, 2022	15,000,000	0.02	.83	-
Granted	-
Exercised
Forfeited/Canceled	(15,000,000)
Outstanding, December 31, 2023	-	-	-	-
Exercisable, December 31, 2023	-			-

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

120,000 Series C Preferred Shares - John Matthews, CEO/CFO

120,000 Series C Preferred Shares – Martin Doane, Director

120,000 Series C Preferred Shares – Facundo Bacardi, Director

120,000 Series C Preferred Share – Kathryn Weisbeck, Director of Public Relations/Marketing

The above shares were issued on July 29, 2022 in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

During the year ended December 31, 2023, the Company issued 867,519,147 shares of common stock for convertible notes of $819,894 and accrued interest of $ 71,001. The shares were valued based on the market price on the grant date In addition, the Company issued 59,322,799 for services of $77,937. The shares were valued based on the market price on the grant date.

During the year ended December 31, 2023, the Company issued:

•	867,519,148 shares of common stock for conversion of $819,894 of convertible notes and $71,001 of accrued interest.
•	23,603,791 shares of common stock issued for cashless exercise of 32,187,124 warrants.
•	59,322,799 shares of common stock for services of $77,937.

During the year ended December 31, 2022, the Company issued:

•	556,317,702 shares of common stock for conversion of $360,946 of convertible notes and $59,167 of accrued interest.
•	52,244,626 shares of common stock issued for cashless exercise of 60,729,543 warrants.
•	2,598,858,127 shares of common stock were canceled and converted to 216,571,612 shares.

Warrants

A summary of warrant activity is presented below:

	Number of Warrants	Exercise Price ($)	Contractual Life (in years)	Intrinsic Value ($)
Outstanding, December 31, 2021	539,793,230	0.007	1.40	114,802
Granted	1,050,666,667	0.003
Exercised	(60,729,543)	0.002
Forfeited/Canceled	(148,975,119)	0.001
Outstanding, December 31, 2022	1,380,755,235	0.003	1.40	-
Granted	29,500,000	0.001
Exercised	(32,187,124)	0.001
Forfeited/Canceled	(332,841,921)	0.001
Outstanding, December 31, 2023	1,045,226,190	0.001	2.17	-
Exercisable, December 31, 2023	1,045,226,190	0.001	2.17	-

During the year ended December 31, 2023, the Company issued a total of 29,500,000 warrants in connection with new convertible promissory notes payable. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 2 years
•	Volatility of 217%;
•	Dividend yield of 0%;
•	Risk free interest rate of 3.92% - 5.00%

During the year ended December 31, 2022, the Company issued a total of 1,050,666,667 warrants in connection with new convertible promissory notes payable. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 2-5 years
•	Volatility of 248%;
•	Dividend yield of 0%;
•	Risk free interest rate of 4.12% - 4.73%

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

Liquidity and Capital Resources

As of December 31, 2023, the Company has an accumulated deficit of $32,498,308 and a working capital deficit of $9,670,337. Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

For the year ended December 31, 2023, the Company recorded net loss of $1,192,260. We recorded an amortization of debt discount of $261,539, a change in fair value of derivative liability of $107,010 and issued a warrant fair valued at $22,396. We had an increase in accounts payable of $16,000 and prepaid expenses of $3,000. We also had an increase in accrued expenses of $631,525.  As a result, we had net cash used in operating activities of $364,812 for the year ended December 31, 2023.

For the year ended December 31, 2023, we received $449,458 as proceeds from the issuance of convertible promissory notes payable and $162,187 proceeds from notes payable and repaid $150,492 of convertible promissory and repaid $231,163 to note payable and received an investment from a director of $6,700 resulting in net cash provided by financing activities of $236,690.

As of December 31, 2022, the Company has an accumulated deficit of $31,306,048 and a working capital deficit of $9,212,598. Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

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

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. Our auditors for the years ended December 31, 2023 and 2022 have included a “going concern” modification in their auditors’ reports. A “going concern” modification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot presently be determined.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve our operating results.

Results of Operations for the year Ended December 31, 2023 compared to the year ended December 31, 2022

Revenues for the year ended December 31, 2023 were $826,700 compared to $697,060 for the year ended December 31, 2022 increase of $129,640. The majority of our clients hold elections on a three-year cycle. This increase in revenues is due primarily to more elections held during the year of 2023.

Salaries and benefits totaled $346,696 for the year ended December 31, 2023, compared to $809,048 for the year ended December 31, 2022. This decrease was due to the employment compensation reduction agreed to by John Matthews and Kathryn Weisbeck during the year ended December 31 2023.

Professional fees for the year ended December 31, 2023 totaled $369,397 compared to $319,162 for the year ended December 31, 2022, an increase of $110,739. This increase is primarily due to increase in professional services during the year ended December 31, 2023.

For the year ended December 31, 2023, we incurred marketing and advertising expenses of $119,258 compared to the $143,392 in the year ended December 31, 2022. We incurred software development expenses of $22,545 in 2023 compared to $45,784 in 2022, we incurred printing costs of $173,003 in 2023 compared to $165,125 in 2022, and we incurred general and administrative expenses of $177,983 in 2023 compared to $239,976 in 2022.

Total operating expenses for the year ended December 31, 2023 were $1,208,882 compared to $1,722,487 for the year ended December 31, 2022, an decrease of 643,245 principally due to reasons discussed above.

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

Newport Beach, CA 92663

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the  Board of Directors and Stockholders of

Global Arena Holding, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Arena Holding, Inc. and Subsidiaries (“the Company”) as of December 31, 2023, and 2022, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the two year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operating activities, therefore, the Company has stated that substantial doubt exists about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern

As described further in Note 1 to the consolidated financial statements, the Company has incurred losses each year from inception through December 31, 2023.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s future cash flows and the risk of bias in management’s judgments and assumptions in estimating these cash flows.

Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

We reviewed the Company’s working capital and liquidity ratios, operating expenses, and uses and sources of cash used in management’s assessment of whether the Company has sufficient liquidity to fund operations for at least one year from the financial statement issuance date. This testing included inquiries with management, comparison of prior period forecasts to actual results, consideration of positive and negative evidence impacting management’s forecasts, the Company’s financing arrangements in place as of the report date, market and industry factors and consideration of the Company’s relationships with its financing partners.

Raul Carrega, CPA

We have served as the Company’s auditor since 2017.

Newport Beach, CA

June 28, 2024

PCAOB # 1939

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Audited)

	December 31,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$21,592	$149,714
Prepaid Expense	-	3,000
Total current assets	21,592	152,714

Deposits for proposed acquisitions	566,150	566,150
TOTAL ASSETS	$587,742	$718,864

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$343,372	$327,372
Due to related party	6,700	-
Accrued expenses	4,527,781	4,111,361
Convertible promissory notes payable, net of debt discount of $24,841 and $176,378	4,436,356	4,418,233
Promissory notes payable	368,582	392,196
Deferred revenue	-	-
Derivative liability	9,138	116,150
Total current liabilities	9,691,929	9,365,312

STOCKHOLDERS' DEFICIT
Global Arena Holding, Inc.
Preferred stock, $0.001 par value; 2,000,000 shares authorized;
Series B preferred stock; 250,000 shares authorized
49,202 and 49,202 issued and outstanding	49	49
Series C preferred stock; 750,000 shares authorized
480,000 and 0 issued and outstanding	480	480
Common stock, $0.001 par value; 4,000,000,000 and 4,000,000,000 shares authorized;
1,221,223,807 and 270,777,969 shares issued and outstanding	1,221,223	270,778
Additional paid-in capital	22,195,411	22,411,335
Accumulated deficit	(32,498,308)	(31,306,048)
Total Global Arena Holding, Inc. stockholders' deficit	(9,081,145)	(8,623,406)
Noncontrolling interest	(23,042)	(23,042)
Total stockholders’ deficit	(9,104,187)	(8,646,448)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$587,742	$718,864

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Audited)

	Years Ended December 31,
	2023	2022
Revenues:
Services	$826,700	$697,060

Operating expenses:
Salaries and benefits	264,909	809,048
Marketing and advertising	119,258	143,392
Software development	22,545	45,784
Professional fees	369,397	319,162
General and administrative	259,770	239,976
Printing	173,003	165,125
Total operating expenses	1,208,882	1,722,487
Loss from operations	(382,182)	(1,025,427)
Other expenses:
Interest expense and financing costs	(914,465)	(846,704)
Debt Forgiveness	-	158,683
Other income (expense)	(2,623)	-
Change in fair value of derivative liability	107,010	2,251
Total other expenses	(810,078)	(685,770)

Income (loss) before provision for taxes	(1,192,260)	(1,711,197)

Provision for income taxes	-	-

Net loss	(1,192,260)	(1,711,197)

Net loss attributed to noncontrolling interest	-	-

Net loss attributed to Global Arena Holding, Inc.	$(1,192,260)	$(1,711,197)

Weighted average shares outstanding - basic and diluted	650,831,409	188,450,167

Earnings (loss) per share - basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Audited)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Global Stockholders'	Non- controlling	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance, December 31, 2021	49,202	$49	-	$-	170,375,180	$170,375	$21,825,642	$(29,594,851)	$(7,598,785)	$(23,042)	$(7,621,827)
Issuance of common stock for convertible debt and accrued interest	-	-	-	-	84,251,913	84,252	335,861	-	420,113	-	420,113
Shares issued in exchanges for Series C Preferred Shares	-	-	480,000	480	-	-	-	-	480	-	480
Allocated value of warrants and beneficial conversion features related to issuance of convertible debt, Cashless exercise of warrants	-	-	-	-	16,150,876	16,151	(16,151)	-	-	-	-
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt	-	-	-	-	-	-	265,983	-	265,983	-	265,983
Net loss	-	-	-	-	-	-	-	(1,711,197)	(1,711,197)	-	(1,711,197)
Balance, December 31, 2022	49,202	$49	480,000	480	270,777,969	$270,778	$22,411,335	$(31,306,048)	$(8,623,406)	$(23,042)	$(8,646,448)
Issuance of common stock for convertible debt and accrued interest	-	-	-	-	867,519,148	867,518	(326,004)	-	541,514	-	541,514
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt Cashless exercise of warrants	-	-	-	-	23,603,891	23,604	(23,604)	-	-	-	-
Issuance of shares for services	-	-	-	-	59,322,799	59,323	18,614	-	77,937	-	77,937
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt	-	-	-	-	-	-	22,396	-	22,396	-	22,396
Warrants issued for services	-	-	-	-	-	-	12,499	-	12,499	-	12,499
Forgiveness of debt	-	-	-	-	-	-	80,175	-	80,175	-	80,175
Net loss	-	-	-	-	-	-	-	(1,192,260)	(1,192,260)	-	(1,192,260)
Balance, December 31, 2023	49,202	$49	480,000	$480	1,221,223,807	$1,221,223	$22,195,411	$(32,498,308)	$(9,081,145)	$(23,042)	$(9,104,187)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Years Ended December 31,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(1,192,260)	$(1,711,197)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discount	261,539	321,970
Change in fair value of derivative liability	(107,010)	(2,251)
Non-cash expense associated with warrant	22,396	-
Change in assets and liabilities:
Deferred revenue	-	(21,500)
Prepaid Expense	3,000	(3,000)
Accounts payable	16,000	(38,917)
Accrued expenses	631,525	850,445
Net cash used in operating activities	$(364,810)	$(604,450)

INVESTING ACTIVITIES:
Payment of deposit for acquisition	-	(15,000)
Net cash used in investing activities	$-	$(15,000)

FINANCING ACTIVITIES:
Proceeds from convertible promissory notes payable	449,458	710,073
Proceeds from promissory notes payable	162,187	235,000
Repayment of convertible promissory notes payable	(231,163)	(128,704)
Repayment of promissory notes payable	(150,492)	(60,500)
Investment from Director	6,700	-
Net cash provided by financing activities	$236,690	$755,869

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(128,120)	136,419
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	149,714	13,295
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$21,592	$149,714

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Allocated value of warrants and beneficial conversion features related to debt	$22,396	$265,984
Debt converted to common stock	$515,814	$420,112
Series C Preferred Stock Issuance	$-	$480
Original Issuance Discount	$110,012	$115,350

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

On March 25, 2021, the Company entered into a second amended purchase agreement (APA) with Election Services Solutions. Under the second APA the Company entered into an amended asset purchase agreement with Election Services Solutions, LLC. Under the amended APA, the Company will purchase 100% of the assets of Election Services Solutions, LLC and the Company will pay $650,000, of which $511,150 has already been paid, and issue 40,000,000 common shares to purchase these assets under this second amended APA. This APA replaces the first amended purchase agreement signed on May 10, 2019 wherein the Company was to purchase 100% of the assets of Election Services Solutions, LLC. The Company was to pay $550,000, of which $511,150 has already been paid, and issue 20,000,000 common shares to purchase these assets under this first amended APA. GES derives over 80 % of its current business from Election Services Solutions. Management anticipates the closing of this transaction will occur in the third quarter of 2024.

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
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company has generated recurring losses from operations and cash flow deficits from its operations since inception and has had to continually borrow to continue operating. In addition, certain of the Company’s debt is in default as of December 31, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations. The Company continues to raise funds from the issuance of additional convertible promissory note. Management is hopeful that with their ability to raise additional funds that the Company should be able to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

	December 31,
	2023	2022
Options	-	15,000,000
Warrants	1,045,226,190	1,380,755,235
Convertible notes	1,513,324,739	1,755,779,661
Total	2,558,550,929	3,151,534,896

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
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of December 31, 2023 and 2022.

	Fair Value As of	Fair Value Measurements at
Description	December 31, 2023	December 31, 2023 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$9,138	$-	$9,138	$-

Total	$9,138	$-	$9,138	$-

	Fair Value
	As of	Fair Value Measurements at
Description	December 31, 2022	December 31, 2022 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$116,150	$-	$116,150	$-

Total	$116,150	$-	$116,150	$-

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
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 3 - ACQUISITION DEPOSITS

On March 25, 2021, the Company entered into a second amended purchase agreement (APA) with Election Services Solutions. Under the second APA the Company entered into an amended asset purchase agreement with Election Services Solutions, LLC. Under the amended APA, the Company will purchase 100% of the assets of Election Services Solutions, LLC and the Company will pay $650,000, of which $511,150 has already been paid, and issue 40,000,000 common shares to purchase these assets under this second amended APA. This APA replaces the first amended purchase agreement signed on May 10, 2019 wherein the Company was to purchase 100% of the assets of Election Services Solutions, LLC. The Company was to pay $550,000, of which $511,150 has already been paid, and issue 20,000,000 common shares to purchase these assets under this first amended APA. GES derives over 80 % of its current business from Election Services Solutions. Management anticipates the closing of this transaction will occur in the third quarter of 2024.

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

On November 19, 2019, the Company incorporated a new wholly owned entity in the State of Delaware called Tidewater Energy Group Inc. The Board of Directors appointed John S. Matthews and Jason Old as Board members. The Company was formed to explore opportunities in the oil, gas, mineral, and energy business. Tidewater Energy Group Inc. has 40,000,000 common shares authorized: par value $0.001. There are currently 10,000,000 common shares issued and outstanding of which the Company holds 5,100,000 common shares (51%). The Company invested $50,000 into Tidewater Energy Group Inc. for general capital and administrative expenses in January 2020. The Company plans to close Tidewater Energy Group Inc. in the third quarter of 2024.

NOTE 4 - ACCRUED EXPENSES

Accrued expenses at December 31, 2023 and 2022 consisted of the following:

	December 31,	December 31,
	2023	2022
Accrued interest	$3,278,920	$2,767,267
Accrued compensation	1,212,423	1,307,656
Other accrued expenses	36,438	36,438
	$4,527,781	$4,111,361

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 5 - PROMISSORY NOTES PAYABLE

In March 2014, the Company issued two promissory notes for a total of $230,000. The interest rate is the short-term applicable federal rate as determined by the Internal Revenue Service for the calendar month plus 10%. These two promissory notes are due on December 31, 2023, as amended. The outstanding balance was $230,000 and $230,000 as of December 31, 2023 and 2022, respectively.

In April 14, 2022, the Company entered into an revenue share agreement with EBF Holdings, LLC for a total of $41,100, on the purchase amount of $30,000 and OID of $11,100. There is no interest rate, but the Company will disburse a daily payment of $304 to EBF Holdings, LLC. The outstanding balance was $nil and $3,045 as of December 31, 2023 and December 31, 2022, respectively.

In October 6, 2022, the Company entered into an revenue share agreement with EBF Holdings, LLC for a total of $47,950, on the purchase amount of $35,000 and OID of $12,950. There is no interest rate, but the Company will disburse a daily payment of $343 to EBF Holdings, LLC. The outstanding balance was $nil and $27,058 as of December 31, 2023 and December 31, 2022, respectively.

In August 22, 2022, the Company entered into an Purchase and Sale of Future Receipts Agreement with Family Business Fund LLC for a total of $74,500, on the purchase amount of $50,000 and OID of $24,500. There is no interest rate, but the Company will disburse a weekly payment of $3,104 to Family Business Fund LLC. The outstanding balance was $nil and $21,729 as of December 31, 2023 and December 31, 2022, respectively.

In October 5, 2022, the Company entered into an revenue share agreement with Capytal.com for a total of $22,350, on the purchase amount of $15,000 and OID of $7,350. There is no interest rate, but the Company will disburse a daily payment of $298 to Capytal.com. The outstanding balance was $nil and $5,364 as of December 31, 2023 and December 31, 2022, respectively.

In November 29, 2022, the Company entered into promissory note agreement with Duck Duck Spruce for a total of $100,000. The outstanding balance was $100,000 and $0 as of December 31, 2023 and December 31, 2022, respectively.

In December 31, 2022, the Company entered into promissory note agreement with a shareholder for a total of $5,000. The outstanding balance was $nil and $5,000 as of December 31, 2023 and December 31, 2022, respectively.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 6 - CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes payable at December 31, 2023 and 2022 consist of the following:

	December 31,	December 31,
	2023	2022
Convertible promissory notes with interest rates ranging from 10% to 12% per annum, convertible into common shares at a fixed price ranging from $0.001 to $0.03 per share. Maturity dates through December 31, 2023, as amended. ($2,826,379 in default)	$3,096,949	$3,099,054
Convertible promissory notes with interest rates ranging from 10% to 12% per annum, convertible into common shares at prices equal to 60% discount from the lowest trade price in the 20-25 trading days prior to conversion (as of December 31, 2023 the conversion price would be $0.001 per share). Maturity dates through December 31, 2023, as amended.	234,834	321,534
Convertible promissory notes with interest at 12% per annum, convertible into common shares of GES. The maturity dates through December 31, 2023, as amended. ($1,129,823 in default)	1,129,823	1,174,023
Total convertible promissory notes payable	4,461,606	4,594,611
Unamortized debt discount	(61,706)	(176,378)
Convertible promissory notes payable, net discount	4,399,900	4,418,233
Less current portion	(4,399,900)	(4,418,233)
Long-term portion	$-	$-

A rollforward of the convertible promissory notes payable from December 31, 2021, to December 31, 2023 is below:

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 6 - CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

Convertible promissory notes payable, December 31, 2021	$4,129,520
Issued for cash	757,274
Issued for original issue discount	(83,950)
Repayment of cash	(60,500)
Conversion to common stock	(348,696)
Issuance of common stock for debt settlement	-
Debt discount related to new convertible promissory notes	(297,384)
Amortization of debt discounts	321,969
Convertible promissory notes payable, December 31, 2022	$4,418,233
Issued for cash	428,500
Issued for original issue discount	(38,950)
Repayment for cash	(183,601)
Conversion to common stock	(424,305)
Issuance of common stock for debt settlement	-
Debt discount related to new convertible promissory notes	-
Amortization of debt discounts	200,023
Convertible promissory notes payable, December 31, 2023	$4,399,900

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

	December 31,	December 31,
	2023	2022
Risk-free interest rate	5.26-5.55%	4.12- 4.73%
Expected life of the options (Years)	0.50-0.51	0.01-1.30
Expected volatility	248.25%-279.55%	204%
Expected dividend yield	0%	0%

Fair Value	$9,138	$116,150

A rollforward of the derivative liability from December 31, 2021 to December 31, 2023 is below:

Derivative liabilities, December 31, 2021	118,400
Change in fair value of derivative liabilities	(2,251)
Derivative liabilities, December 31, 2022	$116,150
Change in fair value of derivative liabilities	(15,442)
Derivative liabilities, December 31, 2023	$9,138

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

During the year ended December 31, 2023, the Company issued:

•	867,519,148 shares of common stock for conversion of $819,894 of convertible notes and $71,001 of accrued interest.
•	23,603,791 shares of common stock issued for cashless exercise of 32,187,124 warrants.
•	59,322,799 shares of common stock for services of $77,937.

During the year ended December 31, 2022, the Company issued:

•	556,317,702 shares of common stock for conversion of $360,947 of convertible notes and $59,166 of accrued interest.
•	52,244,626 shares of common stock issued for cashless exercise of 60,729,543 warrants.
•	2,598,858,127 shares of common stock were canceled and converted to 216,571,612 shares

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 8 - STOCKHOLDERS’ DEFICIT (continued)

Option Activity

A summary of the option activity is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2021	15,000,000	0.02	1.19	-
Granted	-
Exercised	-
Forfeited/Canceled	-
Outstanding, December 31, 2022	15,000,000	0.02	0.19	-
Granted	-
Exercised	-
Forfeited/Canceled	(15,000,000)
Outstanding, December 31, 2023	-	-	-	-

Warrant Activity

A summary of warrant activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2021	539,793,230	0.007	1.40	114,802
Granted	1,050,666,667	0.003
Exercised	(60,729,543)	0.002
Forfeited/Canceled	(148,975,119)	0.001
Outstanding, December 31, 2022	1,380,755,235	0.003	1.40	-
Granted	29,500,000	0.002
Exercised	(32,187,124)	0.010
Forfeited/Canceled	(332,841,921)	0.001
Outstanding, December 31, 2023	1,045,226,190	0.001	2.17	-
Exercisable, December 31, 2023	1,045,226,190	0.001	2.17	-

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 8 - STOCKHOLDERS’ DEFICIT (continued)

The exercise price for warrants outstanding at December 31, 2023:

Outstanding and Exercisable
Number of	Exercise
Warrants	Price
7,500,000	$0.00250
951,812,876	0.00100
29,270,457	0.00170
4,500,000	0.00120
25,000,000	0.00200
20,000,000	0.00300
7,142,857	0.00700
1,045,226,190

During the year ended December 31, 2023, the Company issued a total of 1,045,226,190 warrants in connection with a new convertible promissory note payable. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

•    Expected life of 2 years

•    Volatility of 217%;

•    Dividend yield of 0%;

•    Risk free interest rate of 390 - 478%

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

•    Dividend yield of 0%;

•    Risk free interest rate of 4.12% - 4.73%

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 9 - INCOME TAXES

As of December 31, 2023, the Company had approximately $24,633,492 of federal net operating loss carryforwards available to offset future taxable income. These net operating losses which, if not utilized, begin expiring in 2029. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s net operating loss carryforwards may be subject to an annual limitation in the event of a change of control.

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

FASB ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the length of carryback and carryforward periods, and expectations of future profits, etc. The Company believes that significant uncertainty exists with respect to the future realization of the deferred tax assets and has therefore established a full valuation allowance as of December 31, 2023 and 2022. The change in the deferred tax valuation allowance increased by approximately $293,159 and $375,699 during the years ended December 31, 2023 and 2022, respectively. The increase in 2023 and 2022 was a result of additional net operating losses.

The components of deferred tax assets at December 31, 2023 and 2022 are as follows:

	2023	2022
Deferred income tax asset
Net operating loss carryforwards	$6,883,567	$6,590,408
Less: valuation allowance	(6,883,567)	(6,590,408)
Net deferred tax asset	$-	$-

The Company evaluated the provisions of FASB ASC 740 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carryforward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FASB ASC 740. Interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “interest expense, net” in the statement of operations. Penalties would be recognized as a component of “general and administrative expenses.” No interest or penalties were recorded during the years ended December 31, 2023 and 2022. As of December 31, 2023 and 2022, no liability for unrecognized tax benefits was required to be reported.

The Company files income tax returns in the United States and in New York State and City. The Company is no longer subject to Federal, state and local income tax examinations by the tax authorities for tax years prior to 2017.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 9 - INCOME TAXES (continued)

The reconciliation between the statutory federal income tax rate and the Company’s effective rate for the years ended December 31, 2023 and 2022 is as follows:

	2023	2022

Federal statutory rates	21.0%	21.0%
State income taxes, net of federal benefit	7.0%	6.0%
Non-deductible expenses	(3%)	(5%)
Valuation allowance against net deferred tax assets	(25%)	(22%)
Effective rate	0.0%	0.0%

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On December 26, 2017, the Company entered into a settlement agreement with a prior attorney with regards to outstanding legal fees owed. Pursuant to this settlement agreement, the Company paid $25,000 on January 5, 2018, and $25,000 on February 5, 2018, and was required to pay an additional $200,000 during 2018. On December 14, 2020, parties amended the settlement agreement to state that the Company shall pay the prior attorney Two Hundred Nineteen Thousand, Five Hundred and Seventy-Six Dollars and thirty nine cents ($219,576.39). The amount due shall be paid to the prior attorney in payments of Five Thousand Dollars per month for a period of thirty-four (34) months. On January 27, 2021, the Company made a payment of $5,000, on April 12, 2021, the Company made a payment of $15,000, on August 6, 2021, the Company made a payment of $5,000. On October 1, 2021, the Company made a payment of $ 5,000 and on November 12, 2021, the Company made a payment of $10,000. On January 7, 2022, the Company made a payment of $5,000 and on February 18, 2022, the Company made a payment of $5,000. On May 5, 2022 the Company made payments of $5,000 and on June 22, 2022, the Company made payments of $5,000. On December 5, 2022 the Company made payments of $5,000. On January 13, 2023 the Company made payments of $5,000.

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

On March 31, 2022, the Company was named as a defendant in a lawsuit filed in the Supreme Court of the State of New York, Index No. 651531/2002. The plaintiff has alleged breach of contract and unjust enrichment. The plaintiff is seeking damages relating to a plaintiff’s prior employment agreement with the Company. The Company has obtained counsel to dispute the charges. On July 19, 2023 the Company entered into a settlement agreement with the plaintiff, requiring the Company to pay $30,000. The Company made payments of $5,000 on September 15, 2023, and $5,000 on November 10, 2023.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 10 - COMMITMENTS AND CONTINGENCIES (continued)

On May 1, 2023, Brett Pezzuto and Christian Pezzuto filed a complaint in the United States District Court for the Southern District of New York (Civil Action No. 1:23-cv-03591) against the Company and GES for breach of contract for failures to pay monies owned pursuant to promissory notes and for not providing plaintiffs an opportunity to convert their promissory notes to common stock.  The plaintiffs are asking for money damages in the aggregate amount of $1,565,610. The case was settled on February 12, 2024, with an amendment to the settlement agreement signed by the parties on April 19, 2024.  Under this settlement agreement, the Company shall enter into confession of judgment agreements with each of Brett and Christian Pezzuto for the principal and interest due and owing on their respective convertible promissory notes for GAHC and GES (the “GAHC Notes” and “GES Notes”, respectively) through June 30, 2024, which totals to each Brett and Christian the sum of two hundred and thirty-four thousand dollars ($234,000) (the “GAHC Settlement Sum”).  If the Company does not pay the respective GAHC Settlement Sum to both Brett and Christian prior to June 30, 2024, then Brett and Christian or their agents shall have the right to enforce the confession of judgment.  Brett and Christian have the right, but not the obligation, to convert their respective GAHC Notes at $0.001 per share.  If Brett and Christian do not elect to convert the GAHC Notes, the GAHC Notes will be paid as described above.  In addition, Brett and Christian have each been granted seventy five million (75,000,000) warrants for a total of one hundred fifty million (150,000,000) warrants at a strike price of $0.001 per share for a period of five years.  The GES Notes have an outstanding principal and interest balance of one hundred seventy-six thousand six hundred forty-one dollars ($176,641) (the “GES Notes Sum”) for each Brett and Christian.  The GES Notes will be converted into stock of 1329291 B.C. Ltd which is doing an acquisition of GES.  If the GES acquisition does not take place, Brett and Christian or their agents shall have the right to enforce the confession of judgement agreements on the GES Notes.  On or before June 30, 2024, the Company will reimburse Brett and Christian Pezzuto for their actual legal fees and costs incurred through the end of the performance of the settlement agreements.  This cost is eighty five thousand two hundred ten dollars and eighty cents ($85,210.80) as of January 15, 2024.

On May 22, 2023, Lim Chap Huat filed a Memorandum of Law in Support of Plaintiff’s Motion for Summary Judgment in Lieu of Complaint Pursuant to CPLR 3213 in the Supreme Court of the State of New York (Index No. 652474/2023) against the Company.  The Memorandum of Law seeks summary judgment on a promissory note made by the Company in the principal amount of $200,000, plus interest at the rate of 12%, as well as attorney’s fees and costs incurred, to recover unpaid monies owned by the Company.  The Company has obtained legal counsel to dispute the charges.  The case is still open as of the date of filing.

NOTE 11 - AGREEMENTS

On March 25, 2021, the Company entered into a second amended purchase agreement (APA) with Election Services Solutions. Under the second APA the Company entered into an amended asset purchase agreement with Election Services Solutions, LLC.  Under the amended APA, the Company will purchase 100% of the assets of Election Services Solutions, LLC and the Company will pay $650,000, of which $511,150 has already been paid, and issue 40,000,000 common shares to purchase these assets under this second amended APA. This APA replaces the first amended purchase agreement signed on May 10, 2019, wherein the Company was to purchase 100% of the assets of Election Services Solutions, LLC. The Company was to pay $550,000, of which $511,150 has already been paid, and issue 20,000,000 common shares to purchase these assets under this first amended APA. GES derives over 80% of its current business from Election Services Solutions. Management anticipates the closing of this transaction will occur in the third quarter of 2024.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 11 - AGREEMENTS (continued)

On May 13, 2019, the Company entered into a joint venture agreement with Voting Portals, LLC (VP), a Florida limited liability company. Pursuant to this agreement, the joint venture will be making use of the VP online e-voting web portal solutions and proprietary e-voting software programs to service and fulfill GES’s clients’ online elections and other e-voting events pursuant to the terms of the agreement, as well as any other ventures and relationships agreed to pursuant to the goals of the agreement. The Agreement was amended and as part of this agreement, the Company will be issuing 10,000,000 common shares to VP for services rendered, and VP will own 100% of the rights to the software, while GES will be responsible for all administrative and other election procedures. This transaction will close in the third quarter of 2024.

On January 14, 2022, GES entered into an Independent Consulting Agreement (ICA) with Magdiel Rodriquez. Under the terms of the ICA Magdiel Rodriquez will receive 15,000,000 million common shares in return for his software expertise in the development of GES election software. This new ICA replaces an amended MSA signed May 13, 2019 with HCAS and Magdiel Rodriquez wherein the Company was to issue a total of 30,000,000 warrants to purchase the Company’s common shares at a price of $0.005 as consideration for the services of HCAS and Mr. Magdiel Rodriquez. Mr. Rodriguez has over 25 years’ experience in the areas of Information Security, Enterprise Risk Management and Compliance, Information Technology and Operations including 21 years with Visa Inc. where he performed as Senior Business Leader of Information Security. Magdiel has extensive experience in a broad range of areas related to Information Security, Network Engineering, and Enterprise Governance, Risk and Compliance and Payment networks within the financial industry. Management anticipates the closing of this transaction will occur in the first quarter or early third quarter of 2024.

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
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 11 - AGREEMENTS (continued)

2) Tidewater Energy Group Inc.

On November 19, 2019, the Company incorporated a new wholly owned entity in the State of Delaware called Tidewater Energy Group Inc. The Board of Directors appointed John S. Matthews and Jason Old as Board members.

The Company was formed to explore opportunities in the oil, gas, mineral, and energy business. Tidewater Energy Group Inc. has 40,000,000 common shares authorized: par value $0.001. There are currently 10,000,000 common shares issued and outstanding of which the Company holds 5,100,000 common shares (51%).  The Company invested $50,000 into Tidewater Energy Group Inc. for general capital and administrative expenses in January 2020. The Company plans to close Tidewater Energy Group Inc. in the third quarter of 2024.

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

On January 11, 2022, the Company entered into a 12% annum interest convertible promissory note withan investor for the principal amount of $140,000 with an original issue discount in the amount of $14,000 mature in twelve months. The note can be converted to the Company’s common stock at $0.0005 per share. In connection with the issuance of the convertible promissory note, the Company also issued two common stock purchase warrant; the first common stock purchase warrant for a total of 100,000,000 shares of the Company’s common stock and the second common stock purchase warrant for a total of 260,000,000 shares of the Company’s common stock. The exercise price for both warrants are $0.0005 per share vesting in five years.

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
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

On February 3, 2022, Global Election Services, Inc. entered into a promissory note with an investor for the amount of $16,500 with original issue discount of $2,500. The note bears 10% interest and mature in six months. On May 20, 2022, the company entered into a new agreement including the original payment and two additional payments of $10,000 on April 15, 2022 and $26,000 on May 20, 2022. The note bears an interest of 12% and matures in 30 days. On August 16, 2022, entered into a new agreement including the payments above, an additional payment of $7,000 on August 16, 2022. The note bears an interest of 12% and matures in 30 days.

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
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 11 – AGREEMENTS (continued)

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

On June 6, 2023, Global Elections Services, Inc. entered into an unsecured Convertible Promissory Note at $20,000 with an investor. The note bears a 12% interest rate and matures in six months. The note can be converted to the Company’s common stock at $0.40 per share.

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
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 11 – AGREEMENTS (continued)

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

On October 24, 2023, Global Election Services, entered into a secured Original Discount Convertible Promissory Note with an investor for the amount of $25,000, with an original discount amount of $5,000. The note bears a 12% interest and matures on November 20 2024. The note can be converted to the Company’s common stock at $0.040 per share.

On November 3, 2023, Global Election Services entered into a Loan agreement with an investor for the amount of $63,750. The company will repay the loan in 84 daily fixed payments of $759.

On December 6, 2023, Global Election Services, Inc. entered into an unsecured Convertible Promissory Note with an investor at $10,000. The note bears a 12% interest rate and matures on Feb 24, 2024.

On December 12, 2023, Global Election Services, Inc. entered into an unsecured Convertible Promissory Note with an investor at $20,000. The note bears a 12% interest rate and matures on Feb 28, 2024.

On December 13, 2023, Global Election Services, Inc. entered into an unsecured Convertible Promissory Note with an investor at $30,000. The note bears a 12% interest rate and matures on Feb 28, 2024.

On December 28, 2023, Global Election Services, Inc. entered into an unsecured Convertible Promissory Note with an investor at $20,000. The note bears a 12% interest rate and matures on Feb 28, 2024.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the consolidated balance sheet date through Dec 31, 2023 (the consolidated financial statement issuance date).

Common Stock:

On February 8, 2024, Note Holder converted $60,900 in principal amount and additional principal for 60,900,000 shares at $0.001 per share.

On February 23, 2024, Note Holder converted $50,000 in principal amount and additional principal for 50,000,000 shares at $0.001 per share.

On February 26, 2024, Note Holder converted $63,900 in principal amount and additional principal for 63,900,000 shares at $0.001 per share.

On February 27, 2024, Note Holder converted $40,000 in principal amount and additional principal for 40,000,000 shares at $0.001 per share.

On February 29, 2024, Note Holder converted $43,856 in principal amount and additional principal for 43,856,000 shares at $0.001 per share.

Note agreements:

On January 8, 2024, Global Arena Holdings, Inc. entered a Convertible Promissory Note at $28,750, with a discount of $3,750. The note bears a 15% interest rate and matures October 15, 2024. The note can be converted to the Company’s common stock at 75% multiplied by the lowest trading price for the common stock during the ten trading days prior to the conversion date.

On January 25, 2024, Global Election Services entered into a Convertible Promissory Note with an investor in the principal amount of $15,000 with an annual interest of $12% to a non-affiliate with a maturity date of May 30, 2024.

On February 7, 2024, Global Election Services entered into a Convertible Promissory Note with an investor in the principal amount of $15,000 with an annual interest of $12% to a non-affiliate with a maturity date of May 7, 2024.

On February 9, 2024, Global Election Services entered into a Convertible Promissory Note with an investor in the principal amount of $10,000 with an annual interest of $12% to a non-affiliate with a maturity date of May 9, 2024.

On July 14, 2023, Global Election Services, Inc. entered into an revenue share agreement with Note Holder for a total of $41,972 on the purchase amount of $28,000 and OID of $13,972. There is no interest rate, but the Company will disburse 11 weekly payments of $3,816 to Note Holder.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Controls and Procedures

During the year ended December 31, 2023, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2023. Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures were not effective as of December 31, 2023 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 9B.  OTHER INFORMATION

Dyring the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Resumes

John Matthews, age 62, has served as the Chief Executive Officer, Chief Financial Officer, and director of Global Arena Holding Inc.  Mr. Matthews has served as the Chairman of Global Election Services since 2015 and a Director of GAHI Acquisition Corp. since 2015 and as a Director in Tidewater Energy Group since 2019.  In these positions, he has directed the investment into Blockchain Technologies Corp and has initiated the upgraded elections software and hardware applications covering registration, election tabulation, and reporting.  Mr. Matthews has been involved in United States politics since the 1980s, having worked on and for numerous State, Congressional and Presidential elections.  Mr. Matthews worked on Senator Daniel Patrick Moynihan’s campaign for the US Senate in 1988 and concurrently served as Senator Moynihan’s Director of the Senator’s New York Office acting as the Senator’s senior Ombudsman and was responsible for all constituent services and legislative initiatives.  Mr. Matthews served as an officer in various United States broker dealers from 1992 to 2014.  He received a BA from Long Island University in 1987.

Facundo Bacardi, age 77, is a current shareholder and member of the family that owns and controls Bacardi Ltd., a worldwide liquor manufacturer and distributor.  From 1979 to 1991, he was in charge of Bacardi’s manufacturing and distribution division for Nassau, Brazil, Trinidad and Central America.  Currently, Mr. Bacardi serves as a director of Suramericana de Inversiones, S.A., an investment company located in Panama, and has served in that capacity since 1990.

Martin J. Doane, age 55, is a director of Global Arena Holdings Corp. since November 7, 2011.  He has been a founding partner and CEO of Ubequity Capital since 2006.  He served as vice president and secretary of Northern Empire Energy Corporation from March 20, 2012, to September 4, 2013.  He was the chief executive officer of Adenyo Inc. from 2004 through 2009.  He has served as the chief executive officer of MeeMee Media Inc. since April 2013.  He was the vice president and secretary of EnDev Holdings Inc. from July 2010 to April 2013.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the Company must file a Form 4 reporting the acquisition or disposition of Company's equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply.  Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the Company's fiscal year.  Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder.  To our knowledge, based solely on a review of the copies of these reports furnished to it, the officers, directors, and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements during 2023.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to our executive officers.

Summary Compensation Table

Name and Principal Position	Cash Year	Salary ($)		Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John Matthews	2023	121,402	(1)	-	-	-	121,402
CEO	2022	121,402	(2)	-	-	-	121,402

(1)	Mr. Matthews received $0 as his salary from the Company and $121,402 from GES
(2)	Mr. Matthews received $0 as his salary from the Company and $121,402 from GES.

Outstanding Equity Awards at Fiscal Year End

There were no equity awards outstanding at December 31, 2023.

Director Compensation

The following table set forth certain information as to the compensation paid to our Directors.

Summary Compensation Table

Name and Principal Position	Cash Year	Salary ($)		Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John S. Matthews	2023	121,402	(1)	-	-	-	121,402
Chairman	2022	121,402	(2)	-	-	-	121,402
Facundo Bacardi	2023	-		-	-		-
Director	2022	-		-	-	-	-
Martin Doane	2023	-		-	-		-
Director	2022	-		-	-	-	-

1) Mr. Matthews received $0 as his salary from the Company and $121,402 from GES.

2) Mr. Matthews received $0 as his salary from the Company and $121,402 from GES.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2023, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

Name and Address	Amount	Percentage
John Matthews	4,820,170(1)	.39%
208 East 51 Street, Suite 112
New York, NY 10022

Facundo Bacardi	3,056,891(1)	.25%
208 East 51 Street, Suite 112
New York, NY 10022

Martin Doane	3,056,891(1)	..25%
208 East 51 Street, Suite 112
New York, NY 10022

All Officers and Directors as a Group (3 persons)	10,933,952	.90%

Based upon 1,221,223,807 outstanding common shares as of Dec 31 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the years ended December 31, 2023 and 2022 for professional services rendered by Raul Carrega (PCAOB # 1939) for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the periods ended December 31, 2023 and 2022 were $23,500 and $86,000, respectively.

Audit related fees

The aggregate fees billed for the years ended December 31, 2023 and 2022 for assurance and related services by Raul Carrega that are reasonably related to the performance of the audit or review of the Company’s financial statements for those fiscal years were included in the above listed were $0 and $0, respectively.

Tax Fees

We incurred aggregate tax fees and expenses from Raul Carrega during the years ended December 31, 2023 and 2022 for professional services rendered for tax compliance, tax advice, and tax planning of $0 and $0, respectively.

All Other Fees

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.  All of the services described above for fiscal year 2023 were approved by the board of directors pursuant to its policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2023 and 2022

Statements of Operations for the years ended December 31, 2023 and 2022

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2023 and 2022

Statements of Cash Flows for the years ended December 31, 2023 and 2022

Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:  None.

(a)(3) Exhibits

The following exhibits are included herewith:

Exhibit No.	Description
10.64	Settlement Agreement and Mutual Release between Global Arena Holding, Inc. and Global Election Services, and Brett and Christian Pezzuto dated February 12, 2024
10.65	Amendment to Settlement Agreement and Mutual Release between Global Arena Holding, Inc. and Global Election Services, and Brett and Christian Pezzuto dated April 19, 2024
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

NO.	DESCRIPTION	FILED WITH	DATE FILED
1.1	Form of Underwriting Agreement	Form SB-2	February 11, 2002
1.2	Form of Agreement Among Underwriters	Form SB-2	February 11, 2002
1.3	Form of Selected Dealer Agreement	Form SB-2	February 11, 2002
1.4	Form of Consulting Agreement with Schneider Securities, Inc.	Form SB-2	February 11, 2002
2.1	Form of Agreement and Plan of Merger between Dickie Walker Marine, Inc., a California corporation and Dickie Walker Marine, Inc., a Delaware Corporation	Form SB-2	February 11, 2002
2.2	Acquisition Agreement	Form 8-K	February 8, 2005
2.3	Amendment No. 2 to Acquisition Agreement	Form 8-K	July 20, 2005

2.4	Share Change Agreement	Form 8-K	April 13, 2006
2.5	Broker Dealer Stock Purchase Agreement	Form 8-K	August 8, 2014
3.1a	Articles of Incorporation for Montiel Marketing Group, Inc. as filed with the California Secretary of State on February 16, 2001	Form SB-2	February 11, 2002
3.1b	Certificate of Amendment to the Articles of Incorporation as filed with the California Secretary of State on February 16, 2002	Form SB-2/A	February 11, 2002
3.1c	Certificate of Incorporation for Dickie Walker Marine, Inc. as filed with the Delaware Secretary of State on February 4, 2002	Form SB-2	February 11, 2002
3.1d	Certificate of Amendment to Articles of Incorporation filed with the State of Delaware on October 13, 2019	Form 10-K	September 9, 2020
3.2a	Bylaws of the California corporation as adopted by its Board of Directors on October 10, 2000	Form SB-2	February 11, 2002
3.2b	Amended and Restated Bylaws of the Delaware corporation as adopted by its Board of Directors May 1, 2002	Form SB-2/A	May 13, 2002
3.3	Certificate of Amendment of Certificate of Incorporation of Dickie Walker Marine, Inc.	Form 8-K	July 20, 2006
4.1	Specimen stock certificate representing shares of common stock of the Company	Form SB-2/A	April 18, 2002
4.2	Form of Representative's Warrant	Form SB-2	February 11, 2002
4.3	Placement Agent's Warrant	Form SB-2	February 11, 2002
4.4	Form of Investor Note from 2001 Private Placement	Form SB-2	February 11, 2002
4.5	Selling Agent Agreement	Form 10KSB	December 29, 2004
4.6	Investor Promissory Note	Form 10KSB	December 29, 2004
4.7	Investor Warrant	Form 10KSB	December 29, 2004
4.8	Placement Agent's Warrants	Form 10KSB	December 29, 2004
4.9	Certificate of Designation for Preferred Stock	Form 8-K	April 13, 2006
4.10	Stock Option and Proxy	Form SC 13D	December 7, 2010
4.11	2011 Stock Awards Plan	Form S-8	July 6, 2011
4.12	Certificate of Designation for Series C Preferred Shares filed with the State of Delaware on July 29, 2022	Form 8-K	July 29, 2022
4.13	Certificate of Amendment filed 9/22/2022	Form 8-K	October 7, 2022
10.1	$50,000 Promissory Note in favor of Gerald W. Montiel dated January 15, 2002	Form SB-2	February 11, 2002
10.2	$45,000 Promissory Note in favor of Gerald W. Montiel dated January 31, 2002	Form SB-2	February 11, 2002
10.3	Form of Reimbursement Agreement between Gerald W. Montiel and the Company dated February 1, 2002	Form SB-2	February 11, 2002

10.4	License Agreement between Gerald W. Montiel and the Company dated February 1, 2001	Form SB-2	February 11, 2002
10.5	Strategic Alliance Agreement with West Marine Products, Inc. dated October 19, 2001 (Confidential Treatment Requested)	Form SB-2/A	May 13, 2002
10.6	Facility Lease Agreement with WHMF dated February 1, 2002 for the facility located at 1414 South Tremont Street, Oceanside, California	Form SB-2	February 11, 2002
10.7	2002 Equity Incentive Plan	Form SB-2	February 11, 2002
10.8	Form of Lock-Up Agreement among the officers, directors and stockholders and the representative	Form SB-2	February 11, 2002
10.9	Form of Employment Agreement with Gerald W. Montiel dated February 1, 2002	Form SB-2	February 11, 2002
10.10	Equipment Lease Agreement with Emtex Leasing Corporation dated April 4, 2001	Form SB-2	February 11, 2002
10.11	Form of Stockholder Rights Agreement	Form SB-2/A	April 1, 2002
10.12	Lease Agreement	Form 10KSB	December 20, 2002
10.16	Separation Agreement and Complete Release	Form 8-K	October 21, 2003
10.17	Dick Walker Marine Inc. Code of Ethics	Form 10KSB	December 17, 2003
10.18	Financial and Code of Ethics Complaint Procedure Policy	Form 10KSB	December 17, 2003
10.19	Amendment to Strategic Alliance Agreement	Form 10KSB	December 17, 2003
10.20	Form of Parent Support Agreement	Form 8-K	February 8, 2005
10.21	Form of Lock-Up Agreement	Form 8-K	February 8, 2005
10.22	Consulting Agreement with Gerald Montiel	Form 8-K	February 8, 2005
10.23	Form of Incentive Stock Option Grant Under DWM 2002 Equity Incentive Plan	Form S-4	May 10, 2005
10.24	Form of Non-Qualified Stock Option Grant Under DWM 2002 Equity Incentive Plan	Form S-4	May 10, 2005
10.25	Mutual Lease Agreement	Form 8-K	October 14, 2005
10.26	Form of Employment Agreement with Gerald W. Montiel	Form 8-K	April 13, 2006
10.27	Form of Employment Agreement with Javier Vidrio	Form 8-K	April 13, 2006
10.28	Form of Consulting Agreement with Montiel Marketing Group	Form 8-K	April 13, 2006
10.29	Agreement and Plan of Reorganization	Form 8-K	January 25, 2011
10.30	Assignment and Assumption and Management Agreement	Form 8-K	January 25, 2011
10.31	Securities Purchase Agreement	Form 8-K	January 7, 2013
10.32	Amendment 1 to Securities Purchase Agreement	Form 8-K	January 25, 2013
10.33	Agreement of Sale	Form 8-K	January 31, 2013
10.34	Member Interests Purchase Agreement by and between the Company and Courtney Smith	Form 8-K	March 19, 3013
10.35	Management and Investor Rights Agreement	Form 8-K	May 10, 2013

10.36	Subordinated Promissory Note and Conversion Agreement between the Company and Jia Hui New Climate Investment Ltd.,	Form 8-K	December 4, 2013
10.37	Warrant to purchase common stock issued to Jia Hui New Climate Investment Ltd.	Form 8-K	December 4, 2013
10.38	Settlement agreement between the Company, GAIM and FireRock	Form 8-K	December 12, 2013
10.39	Securities purchase agreement between the Company, GAIM and FireRock	Form 8-K	December 12, 2013
10.40	Convertible Promissory Note and Warrant Purchase Agreement	Form 8-K	December 19, 2014
10.41	Master Services Agreement with HCAS	Form 8-K	January 29, 2018
10.42	Securities purchase agreement with UAHC Ventures	Form 8-K	December 22, 2017
10.43	Convertible promissory note with UAHC Ventures	Form 8-K	December 22, 2017
10.44	Warrant issued to UAHC	Form 8-K	December 22, 2017
10.45	John Matthews GAHC Chairman agreement	Form 8-K	December 15, 2017
10.46	John Matthews GAHC employment agreement	Form 8-K	December 15, 2017
10.47	Kathryn Weisbeck GAHC employment agreement	Form 8-K	December 15, 2017
10.48	John Matthews GES Chairman agreement	Form 8-K	December 15, 2017
10.49	John Matthews GES employment agreement	Form 8-K	December 15, 2017
10.50	Kathryn Weisbeck GES employment agreement	Form 8-K	December 15, 2017
10.51	Stock purchase agreement with Nikolaos Spanos	Form 8-K	October 21, 2015
10.52	John Matthews GAHC employment agreement	Form 8-K	August 11, 2015
10.53	Anthony Crisci GAHC employment agreement	Form 8-K	August 11, 2015
10.54	Kathryn Weisbeck GAHC employment agreement	Form 8-K	August 11, 2015
10.55	Convertible promissory note and warrant purchase agreement with Apollo Capital	Form 8-K	July 6, 2015
10.56	Convertible promissory note with Apollo Capital	Form 8-K	July 6, 2015
10.57	Convertible promissory note with Capitoline Ventures II	Form 8-K	July 6, 2015
10.58	Consulting agreement with Complete Advisory Partners	Form 8-K	June 24, 2015
10.59	Allonge Agreement with St. George Investments LLC dated 1/7/19	Form 8-K/A	January 15, 2019
10.60	1st Amendment to Allonge Agreement with St. George Investments LLC dated 2/6/19	Form 8-K/A	February 13, 2019
10.61	Global Election Services/TrueVote – First Amendment to Convertible Promissory Note	Form 8-K	February 27, 2023
10.62	Hasid Warrant	Form 8-K	February 27, 2023
10.63	Morrison Warrant	Form 8-K	February 27, 2023
16.1	Letter from Ernst and Young LLP	Form 8-K	September 15, 2005
16.2	Letter from Mendoza Berger and Company, LLP	Form 8-K/A	June 30, 2006
16.3	Letter from Patricia and Zhao, LLC	Form 8-K/A	March 20, 2008
16.4	Auditor's Letter: P.C. Liu	Form 8-K/A	September 15, 2011
16.5	Change of Accountant Letter	Form 8-K	February 9, 2012
16.6	Change of Accountant Letter – Anton and Chia	Form 8-K/A	January 25, 2017

16.7	Change of Accountant Letter – Wei Wei	Form 8-K	June 14, 2016
24.1	Limited Power of Attorney	Form 4	July 30, 2003
99.1	Certification for CEO	Form 10KSB	December 20, 2002
99.2	Certification for CFO	Form 10KSB	December 20, 2002
99.3	Press Release for Dickie Walker Marine, Inc.	Form 8-K	December 18, 2003
99.4	Press Release Dated February 11, 2004	Form 8-K	February 12, 2004
99.5	Press Release	Form 8-K	April 4, 2004
99.6	Press Release	Form 8-K	September 3, 2004
99.7	Press Release	Form 8-K	December 30, 2004
99.8	Press Release	Form 8-K	February 8, 2005
99.9	Press Release	Form 8-K	May 13, 2005
99.10	Press Release	Form 8-K	June 1, 2005
99.11	Press Release	Form 8-K	July 7, 2005
99.12	Press Release	Form 8-K	July 20, 2005
99.13	Press Release	Form 8-K	August 3, 2005
99.14	Press Release	Form 8-K	August 17, 2005
99.15	Press Release	Form 8-K	October 14, 2005
99.16	Press Release	Form 8-K	November 7, 2005
99.17	Press Release	Form 8-K	April 13, 2006
99.18	Agreement and Plan of Merger	DEF 14C	April 29, 2011
99.19	Section 262 of DGCL	DEF 14C	April 29, 2011
99.20	Share Purchase Agreement	Form 8-K	July 20, 2012
99.21	Financial Statements and Supplementary Information	Form 8-K	July 20, 2012
99.22	Financial Statements and Supplemental Schedule and Independent Auditor's Report and Supplemental Report on Internal Control and Independent Accountants' Report on Applying Agreed-Upon Procedures	Form 8-K	July 20, 2012
99.23	Statement of Financial Condition	Form 8-K	July 20, 201

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Arena Holding, Inc.

/s/ John S. Matthews

By: John S. Matthews

Chief Executive Officer, Chief Financial Officer

Director

Date:  June 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/John Matthews	CEO, CFO Controller	June 28, 2024
Director,

/s/Facundo Bacardi	Director	June 28, 2024

/s/Martin Doane	Director	June 28, 2024