Form 10-K/A
period 2023-12-31
Global Arena Holding, Inc.
filed 2024-07-11
CIK 1138724

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $0.001 par value common stock held by non-affiliates of the registrant on July 11, 2024, was approximately $443,964.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of July 11, 2024 was 1,479,879,507 shares of its $0.001 par value common stock.

Explanatory Note

"Global Arena Holding Inc (“GAHC” or the “Company”) is filing Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on June 28, 2024 (the “Original Filing”).

This Amendment is being filed to provide Exhibit 10.64 and 10.65 along with Form 10-K, to provide the required XBRL information, to add an omitted disclosure in the Statements of Cash Flows and the notes to the consolidated financial statements regarding the forgiveness of debt, and to correct the date of a note agreement.

Except as described above, no other changes have been made to the Original Filing. This Amendment No. 1 does not affect any other section of the Original Filing not otherwise discussed herein and continues to speak as of the date of the Original Filing. The Company has not updated the disclosures contained in the Original Filing to reflect any events that occurred after the date of the Original Filing. Accordingly, Amendment No. 1 should be read in conjunction with the Company’s other filings made with the SEC after the filing of the Original Filing."

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

b)  Holders.  As of July 9, 2024, there were 174 shareholders of record of our common stock.

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Years Ended December 31,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(1,192,260)	$(1,711,197)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discount	261,539	321,970
Change in fair value of derivative liability	(107,010)	(2,251)
Non-cash expense associated with warrant	22,396	-
Change in assets and liabilities:
Deferred revenue	-	(21,500)
Prepaid Expense	3,000	(3,000)
Accounts payable	16,000	(38,917)
Accrued expenses	631,525	850,445
Net cash used in operating activities	$(364,810)	$(604,450)

INVESTING ACTIVITIES:
Payment of deposit for acquisition	-	(15,000)
Net cash used in investing activities	$-	$(15,000)

FINANCING ACTIVITIES:
Proceeds from convertible promissory notes payable	449,458	710,073
Proceeds from promissory notes payable	162,187	235,000
Repayment of convertible promissory notes payable	(231,163)	(128,704)
Repayment of promissory notes payable	(150,492)	(60,500)
Investment from Director	6,700	-
Net cash provided by financing activities	$236,690	$755,869

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(128,120)	136,419
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	149,714	13,295
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$21,592	$149,714

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Allocated value of warrants and beneficial conversion features related to debt	$22,396	$265,984
Debt converted to common stock	$515,814	$420,112
Series C Preferred Stock Issuance	$-	$480
Forgiveness of debt	$80,175	$-
Original Issuance Discount	$110,012	$115,350

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

During the six months ended June 30, 2023, John Matthews and Kathryn Weisbeck agreed to reduce their salary to $2.00 per quarter per person and agreed to waive their accrued compensation for the first two quarters in 2023 in the amount of $80,175.

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

On February 20, 2024, Global Election Services, Inc. entered into an revenue share agreement with Note Holder for a total of $41,972 on the purchase amount of $28,000 and OID of $13,972. There is no interest rate, but the Company will disburse 11 weekly payments of $3,816 to Note Holder.

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

Date:  July 11, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/John Matthews	CEO, CFO Controller	July 11, 2024
Director,

/s/Facundo Bacardi	Director	July 11, 2024

/s/Martin Doane	Director	July 11, 2024