Form 10-Q
period 2024-03-31
Global Arena Holding, Inc.
filed 2024-07-16
CIK 1138724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒       Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

OR

☐       Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______.

Commission file number: 000-49819

GLOBAL ARENA HOLDING, INC.

(Exact name of Company in its charter)

Delaware	33-0931599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

1159 2nd Avenue, Ste 454, New York New York 10065

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

Yes  ☐    No  ☒

As of July 16, 2024, the registrant had 1,479,879,507 outstanding shares of common stock.

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

Item 1.  Financial Statements

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$23,577	$21,592
Prepaid Expense		-
Total current assets	23,577	21,592

Deposits for proposed acquisitions	566,150	566,150
TOTAL ASSETS	$589,727	$587,742

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$343,372	$343,372
Due to related party	6,700	6,700
Accrued expenses	4,614,138	4,527,781
Convertible promissory notes payable, net of debt discount of $21,086 and $24,841	4,414,796	4,436,356
Promissory notes payable	340,044	368,582
Derivative liability	29,083	9,138
Total current liabilities	9,748,133	9,691,929

STOCKHOLDERS' DEFICIT
Global Arena Holding, Inc.
Preferred stock, $0.001 par value; 2,000,000 shares authorized;
Series B preferred stock; 250,000 shares authorized
49,202 and 49,202 issued and outstanding	49	49
Series C preferred stock; 750,000 shares authorized
480,000 and 0 issued and outstanding	480	480
Common stock, $0.001 par value; 4,000,000,000 and 4,000,000,000 shares authorized;
1,479,879,507 and 1,221,223,807 shares issued and outstanding	1,479,879	1,221,223
Additional paid-in capital	22,013,554	22,195,411
Accumulated deficit	(32,629,326)	(32,498,308)
Total Global Arena Holding, Inc. stockholders' deficit	(9,135,364)	(9,081,145)
Noncontrolling interest	(23,042)	(23,042)
Total stockholders’ deficit	(9,158,406)	(9,104,187)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$589,727	$587,742

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2024	2023
Revenues:
Services	$232,123	$106,192

Operating expenses:
Salaries and benefits	43,967	165,378
Marketing and advertising	38,606	37,663
Software development	678	1,326
Professional fees	34,870	67,668
General and administrative	44,829	45,495
Printing	16,295	2,403
Total operating expenses	179,245	319,933
Loss from operations	52,878	(213,741)
Other expenses:
Interest expense and financing costs	(163,951)	(271,204)
Other income (expense)	-	(6,581)
Change in fair value of derivative liability	(19,945)	(34,869)
Total other expenses	(183,896)	(312,654)

Income (loss) before provision for taxes	(131,018)	(526,395)

Provision for income taxes	-	-

Net loss	(131,018)	(526,395)

Net loss attributed to noncontrolling interest	-	-

Net loss attributed to Global Arena Holding, Inc.	$(131,018)	$(526,395)

Weighted average shares outstanding - basic and diluted	1,331,365,834	248,113,809

Earnings (loss) per share - basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Global Stockholders'	Non- controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance, December 31, 2023	49,202	$49	480,000	$480	1,221,223,807	$1,221,223	$22,195,411	$(32,498,308)	$(9,081,145)	$(23,042)	$(9,104,187)
Issuance of common stock for convertible debt and accrued interest	-	-	-	-	258,655,700	258,656	(181,857)	-	76,799	-	76,799
Net loss	-	-	-	-	-	-	-	(131,018)	(131,018)	-	(131,018)
Balance, March 31, 2024	49,202	$49	480,000	$480	1,479,879,507	$1,479,879	$22,013,554	$(32,629,326)	$(9,135,364)	$(23,042)	$(9,158,406)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Global Stockholders'	Non- controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance, December 31, 2022	49,202	$49	480,000	$480	270,777,969	$270,778	$22,411,335	$(31,306,048)	$(8,623,406)	$(23,042)	$(8,646,448)
Issuance of common stock for convertible debt and accrued interest	-	-	-	-	67,081,217	67,081	29,363	-	96,444	-	96,444
Conversion of warrants	-	-	-	-	23,603,891	23,604	(23,604)	-	-	-	-
Allocated value of warrants and beneficial conversion	-	-	-	-	-	-	22,396	-	22,396	-	22,396
Net loss	-	-	-	-	-	-	-	(526,395)	(526,395)	-	(526,395)
Balance, March 31, 2023	49,202	$49	480,000	$480	361,463,077	$361,463	$22,439,490	$(31,832,443)	$(9,030,961)	$(23,042)	$(9,054,003)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months ended March 31,
	2024	2023
OPERATING ACTIVITIES:
Net loss	$(131,018)	$(526,395)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discount	26,346	91,329
Change in fair value of derivative liability	19,945	34,867
Non-cash expense associated with warrant	-	22,396
Change in assets and liabilities:
Deferred revenue	-	-
Prepaid Expense	-	750
Accounts payable	-	-
Accrued expenses	91,794	227,807
Net cash used in operating activities	$7,067	$(149,246)

INVESTING ACTIVITIES:
Net cash used in investing activities	$-	$-

FINANCING ACTIVITIES:
Proceeds from convertible promissory notes payable	90,000	93,700
Proceeds from promissory notes payable	28,000	31,687
Repayment of convertible promissory notes payable	(70,510)	(65,050)
Repayment of promissory notes payable	(52,572)	(47,615)
Investment from Director	-	6,700
Net cash provided by financing activities	$(5,082)	$19,422

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,985	(129,824)
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	21,592	149,714
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$23,577	$19,890

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Allocated value of warrants and beneficial conversion features related to debt	$-	$22,396
Debt converted to common stock	$76,799	$96,44
Original Issuance Discount	$22,722	$-

The accompanying notes are an integral part of these consolidated financial statements.

Global Arena Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

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

NOTE 1 - ORGANIZATION (continued)

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company has generated recurring losses from operations and cash flow deficits from its operations since inception and has had to continually borrow to continue operating. In addition, certain of the Company’s debt is in default as of March 31, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations. The Company continues to raise funds from the issuance of additional convertible promissory note. Management is hopeful that with their ability to raise additional funds that the Company should be able to continue as a going concern.

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

The net income (loss) attributed to the NCI is separately designated in the accompanying consolidated statements of operations and comprehensive loss.

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

	March 31,
	2024	2023
Options	-	-
Warrants	1,038,083,333	1,193,260,301
Convertible notes	1,409,370,579	1,804,346,045
Total	2,447,453,912	2,997,606,346

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of March 31, 2024 and December 31, 2023.

	Fair Value As of	Fair Value Measurements at
Description	March 31, 2024	March 31, 2024 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$29,083	$-	$29,083	$-

Total	$29,083	$-	$29,083	$-

	Fair Value
	As of	Fair Value Measurements at
Description	December 31, 2023	December 31, 2023 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$9,138	$-	$9,138	$-

Total	$9,138	$-	$9,138	$-

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

NOTE 4 - ACCRUED EXPENSES

Accrued expenses at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31,	December 31,
	2024	2023
Accrued interest	$3,410,029	$3,278,920
Accrued compensation	1,167,391	1,212,423
Other accrued expenses	36,718	36,438
	$4,614,138	$4,527,781

NOTE 5 - PROMISSORY NOTES PAYABLE

In March 2014, the Company issued two promissory notes for a total of $230,000. The interest rate is the short-term applicable federal rate as determined by the Internal Revenue Service for the calendar month plus 10%. These two promissory notes are due on December 31, 2023, as amended. The outstanding balance was $ 204,300 and $230,000 as of March 31, 2024 and December 31 2023, respectively.

In April 14, 2022, the Company entered into an revenue share agreement with an investor for a total of $41,100, on the purchase amount of $30,000 and OID of $11,100. There is no interest rate, but the Company will disburse a daily payment of $304 to EBF Holdings, LLC. As of March 31 2024 the loan has been paid off.

In October 6, 2022, the Company entered into an revenue share agreement with an investor for a total of $47,950, on the purchase amount of $35,000 and OID of $12,950. There is no interest rate, but the Company will disburse a daily payment of $343 to EBF Holdings, LLC. As of March 31 2024 the loan has been paid off.

In August 22, 2022, the Company entered into an Purchase and Sale of Future Receipts Agreement with an investor for a total of $74,500, on the purchase amount of $50,000 and OID of $24,500. There is no interest rate, but the Company will disburse a weekly payment of $3,104 to Family Business Fund LLC. As of March 31 2024 the loan has been paid off.

In October 5, 2022, the Company entered into an revenue share agreement with an investor for a total of $22,350, on the purchase amount of $15,000 and OID of $7,350. There is no interest rate, but the Company will disburse a daily payment of $298 to Capytal.com. As of March 31 2024 the loan has been paid off.

In November 29, 2022, the Company entered into promissory note agreement with an investor for a total of $100,000. The outstanding balance was $100,000 and $100,000 as of March 31, 2024 and December 31 2023

In December 31, 2022, the Company entered into promissory note agreement with a shareholder for a total of $5,000. As of March 31 2024 the loan has been paid off.

NOTE 6 - CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes payable at March 31, 2024 and December 31, 2023 consist of the following:

	March 31,	December 31,
	2024	2023
Convertible promissory notes with interest rates ranging from 10% to 12% per annum, convertible into common shares at a fixed price ranging from $0.001 to $0.03 per share. Maturity dates through March 31, 2024, as amended. ($1,827,747 in default)	$3,123,675	$3,089,949
Convertible promissory notes with interest rates ranging from 10% to 12% per annum, convertible into common shares at prices equal to 60% discount from the lowest trade price in the 20-25 trading days prior to conversion (as of March 31, 2024 the conversion price would be $0.001 per share). Maturity dates through March 31, 2024, as amended.	185,784	234,834
Convertible promissory notes with interest at 12% per annum, convertible into common shares of GES. The maturity dates through March 31, 2024, as amended. ($1,129,823 in default)	1,126,423	1,136,423
Total convertible promissory notes payable	4,461,606	4,461,606
Unamortized debt discount	(21,086)	(24,851)
Convertible promissory notes payable, net discount	4,414,796	4,436,355
Less current portion	(4,414,796)	(4,436,355)
Long-term portion	$-	$-

A rollforward of the convertible promissory notes payable from December 31, 2023 to March 31, 2024 is below:

Convertible promissory notes payable, December 31, 2023	$4,436,355
Issued for cash	90,000
Issued for original issue discount	(8,750)
Repayment for cash	(52,572)
Conversion to common stock	(71,502)
Issuance of common stock for debt settlement	-
Debt discount related to new convertible promissory notes	-
Amortization of debt discounts	21,265
Convertible promissory notes payable, March 31, 2024	$4,414,796

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

	March 31,	December 31,
	2024	2023
Risk-free interest rate	5.36-5.38%	5.26- 5.55%
Expected life of the options (Years)	0.50	0.50-0.51
Expected volatility	281.36%-306.34%	248.25%-279.55%
Expected dividend yield	0%	0%

Fair Value	$29,083	$9,138

A rollforward of the derivative liability from December 31, 2023 to March 31, 2024:

Derivative liabilities, December 31, 2023	$9,138
Change in fair value of derivative liabilities	19,945
Derivative liabilities, March 31, 2024	$29,083

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

During the three months ended March 31, 2023, the Company issued:

•	258,655,700 shares of common stock for conversion of $71,362 of convertible notes and $5,437 of accrued interest.

During the three months ended March 31, 2023, the Company issued:

•	67,081,217 shares of common stock for convertible notes of $72,202 and accrued interest of $24,243.
•	23,603,891 for the cashless exercise of 32,187,124 warrants.

NOTE 8 - STOCKHOLDERS’ DEFICIT (continued)

Option Activity

There was no option activity during the three months ended March 31, 2024.

Warrant Activity

A summary of warrant activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2023	1,045,226,190	0.001	2.17	-
Granted
Exercised
Forfeited/Canceled	(7,142,857)
Outstanding, March 31, 2024	1,038,083,333	0.001	2.04	-
Exercisable, March 31, 2024	1,038,083,333	0.001	2.04	-

NOTE 8 - STOCKHOLDERS’ DEFICIT (continued)

The exercise price for warrants outstanding at March 31, 2024:

Outstanding and Exercisable
Number of	Exercise
Warrants	Price
7,500,000	$0.00250
951,812,876	0.00100
29,270,457	0.00170
4,500,000	0.00120
25,000,000	0.00200
20,000,000	0.00300
1,038,083,333

During the period ended March 31, 2024, the Company issued a total of nil warrants in connection with a new convertible promissory note payable. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

•    Expected life of 2-5 years

•    Volatility of 281%

•    Dividend yield of 0%;

•    Risk free interest rate of 538%

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

On March 31, 2022, the Company was named as a defendant in a lawsuit filed in the Supreme Court of the State of New York, Index No. 651531/2002. The plaintiff has alleged breach of contract and unjust enrichment. The plaintiff is seeking damages relating to a plaintiff’s prior employment agreement with the Company. The Company has obtained counsel to dispute the charges. On July 19, 2023 the Company entered into a settlement agreement with the plaintiff, requiring the Company to pay $30,000. The Company made payments of $5,000 on September 15, 2023, and $5,000 on November 10, 2023, and $5,000 and March 8, 2024.

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE 10- AGREEMENTS (continued)

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

NOTE 10- AGREEMENTS (continued)

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

NOTE 10- AGREEMENTS (continued)

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

NOTE 10- AGREEMENTS (continued)

On June 15, 2022, the Company entered into a 12% annum interest convertible promissory note with an investor for the principal amount of $140,000 with an original issue discount in the amount of $14,000 mature in twelve months. The note can be converted to the Company’s common stock at $0.0005 per share. In connection with the issuance of the convertible promissory note, the Company also issued two common stock purchase warrant, the first common stock purchase warrant for a total of 100,000,000 shares of the Company’s common stock and the second common stock purchase warrant for a total of 260,000,000 shares of the Company’s common stock. The exercise price for both warrants are $0.0010 per share vesting in five years. The Principal portion of this note as of March 31, 2024 has been paid off by the lender converting the debt into common stock.

On August 23, 2022, the Company entered into a 12% annum interest convertible promissory note with an investor for the principal amount of $62,000 with an original issue discount in the amount of $6,200 mature in twelve months.

On December 30, 2022, the Company entered into a 12% annum interest convertible promissory note with an investor for the principal amount of $150,000 with an mature in sixteen months. The note can be converted to the Company’s common stock at $0.0025 per share. In connection with the issuance of the convertible promissory note, the Company also issued one common stock purchase warrant, the common stock purchase warrant for a total of 7,500,000 shares of the Company’s common stock. The exercise price for both warrants are $0.0025 per share vesting in five years. The Principal portion of this note as of March 31, 2024 has been paid off by the lender converting the debt into common stock.

On October 20, 2022, the Company entered into a 12% annum interest convertible promissory note with an investor for the principal amount of $69,000 with an original issue discount in the amount of $9,000 which matures in twelve months.  This note has been paid in full through the conversion of common stock of the Company.

On November 9, 2022, the Company entered into a convertible promissory note with an investor for the principal amount of $51,750.  This note has been paid in full through the conversion of common stock of the Company.

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

NOTE 10– AGREEMENTS (continued)

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

NOTE 10– AGREEMENTS (continued)

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

On July 13, 2023, Global Election Services entered into a Loan agreement with an investor for the amount of $78,100. The company will repay the loan in 28 weekly fixed payments of $2,789. This Loan Agreement was repaid as of January 30, 2024.

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

On September 13, 2023, Global Election Services entered into a Loan agreement with an investor for the amount of $49,170. The company will repay the loan in 14 weekly fixed payments of $3,513. This loan agreement was paid off as of December 31, 2023.

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

On November 3, 2023, Global Election Services entered into a Loan agreement with an investor for the amount of $63,750. The company will repay the loan in 84 daily fixed payments of $759. This was loan was paid off as of January 25, 2024.

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

NOTE 10- AGREEMENTS (continued)

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

On March 15, 2024, Global Election Services entered into a Convertible Promissory Note with an investor in the principal amount of $20,000 with an annual interest of $12% to a non-affiliate with a maturity date of April 5, 2024.

On March 15, 2024, Global Election Services entered into a Convertible Promissory Note with an investor in the principal amount of $10,000 with an annual interest of $12% to a non-affiliate with a maturity date of April 14, 2024. As of March 31 2024 the note has been paid off.

NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the consolidated balance sheet date through July 15, 2024

On April 11, 2024, an investor invested $12,000 into the Company.  On April 25, 2024, Global Election Services paid the investor back in full.

On March 7, 2024, an investor invested $10,000 by paying a vendor on behalf of Global Election Services.  On April 25, 2024, Global Election Services paid the investor back in full.

On May 10, 2024, an investor invested $7,500 into the Company.  On May 16, 2024, Global Election Services paid the investor back in full.

On May 16, 2024, an investor invested $15,000 into the Company.  On June 14, 2024, Global Election Services paid the investor back in full.

On May 31, 2024, an investor invested $15,000 into the Company.  On June 14, 2024, Global Election Services paid the investor back in full.

On June 13, 2024, an investor paid Global Election Services $75,000 as part of a 90 Day Secured Loan 10% coupon.  This debt is currently open.

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

Liquidity and Capital Resources

As of March 31, 2024, the Company had an accumulated deficit of $32,629,326 and a working capital deficit of $9,724,556. Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

For the three months ended March 31, 2024, the Company recorded net loss of $131,018. We recorded an amortization of debt discount of $26,346 and a gain from change in fair value of derivative liability of $19,945.  We had an increase in accrued expenses of $91,794.  As a result, we had net cash used in operating activities of $7,067 for the three months ended March 31, 2024.

For the three months ended March 31, 2024, we received $90,000 as proceeds from the issuance of convertible promissory notes payable, $28,000 as proceeds from the issuance of promissory notes payable, repaid $(70,510) of outstanding convertible promissory notes payable and repaid $(52,572) of promissory notes payable. As a result, we had net cash used by financing activities of $(5,082).

For the three months ended March 31, 2023, the Company recorded net loss of $526,395. We recorded an amortization of debt discount of $91,329, and a change in fair value of derivative liability of $34,867, and spent $22,396 as a non-cash expense associated with warrants.  We had an increase in prepaid expenses of $750. We also had an increase in accrued expenses of 227,807.  As a result, we had net cash used in operating activities of $149,246 for the three months ended March 31, 2023.

For the three months ended March 31, 2023, we received $93,700 as proceeds from the issuance of convertible promissory notes payable and repaid $65,050 of outstanding convertible note. We received $31,687 as proceeds from the issuance of notes payable and repaid $47,615 of outstanding note payable.  We had a $6,700 investment from a director.  As a result, we had net cash provided by financing activities of $19,422 for the three months ended March 31, 2023.

Results of Operations for the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

Revenues for the three months ended March 31, 2024 were $232,123 compared to $106,192 for the three months ended March 31, 2023, an increase of $125,931.  The majority of our clients hold elections on a three year cycle. This increase in revenues is due primarily to less elections held during the three month period in 2023.

Salaries and benefits totaled $43,967 for the three months ended March 31, 2024 compared to $165,378 for the three months ended March 31, 2023. This decrease was due to the employment compensation amended for John Matthews and Kathryn Weisbeck since the 2nd quarter of 2023 and reduced the salary to $2 per quarter per person.

Professional fees for the three months ended March 31, 2024 totaled $34,870 compared to $67,668 for the three months ended March 31, 2023, a decrease of $32,798. This decrease is primarily due to decreased assistance needed during the three months ended March 31, 2024.

For the three months ended March 31, 2024, we incurred marketing and advertising expenses of $38,606 compared to $37,663 in the three months ended March 31, 2023. We incurred software development expenses of $678 in 2024 compared to $1,326 in 2023, we incurred printing costs of $16,295 in 2024 compared to $2,403 in 2023, and we incurred general and administrative expenses of $44,829 in 2024 compared to $45,495 in 2023. The increase in printing expenses was mainly due to a increase in costs related to the increase in revenue.

Total operating expenses for the three months ended March 31, 2024 were $179,245, compared to $319,933 for the three months ended March 31, 2023, a decrease of $140,688 principally due to reasons discussed above.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2024.

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of March 31, 2024 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the nine months ended March 31, 2024. Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 26, 2017, the Company entered into a settlement agreement with a prior attorney with regards to outstanding legal fees owed. Pursuant to this settlement agreement, the Company paid $25,000 on January 5, 2018, and $25,000 on February 5, 2018, and was required to pay an additional $200,000 during 2018. On December 14, 2020, parties amended the settlement agreement to state that the Company shall pay the prior attorney Two Hundred Nineteen Thousand, Five Hundred and Seventy Six Dollars ($219,576). On January 27, 2021, the Company made a payment of $5,000, on April 12, 2021, the Company made a payment of $15,000, on August 6, 2021, the Company made a payment of $5,000. On October 1, 2021, the Company made a payment of $5,000 and on November 12, 2021, the Company made a payment of $10,000. On January 7, 2022, the Company made a payment of $5,000 and on February 18, 2022, the Company made a payment of $5,000. On May 5, 2022 the Company made payments of $5,000 and on June 22, 2022, the Company made payments of $5,000. On December 5, 2022 the Company made payments of $5,000. On January 13, 2023 the Company made payments of $5,000

On October 16, 2020, the Company’s subsidiary, Tidewater Energy Group Corp. was named as a defendant in a lawsuit filed in District Court in and For Tulsa County, State of Oklahoma, CJ-2020-3172. On January 13, 2021, the plaintiffs added the Company to the lawsuit. The plaintiffs are seeking damages, disgorgement and specific performance relief relating to a Purchase and Sale Agreement to purchase all of the membership interests in Foster Energy. The Company has obtained counsel to dispute the charges. On March 18, 2021, the Company filed a motion to dismiss and brief in support. The Company asserted that the plaintiffs’ claims are entirely without merit as the Company was not a party to the Purchase and Sale Agreement or the related non-disclosure agreement. Tidewater concurrently filed a motion to dismiss based on legal remedies available to Tidewater. On December 7, 2022 the case was dismissed with each party bearing their own attorney fees and costs.

On March 31, 2022, the Company was named as a defendant in a lawsuit filed in the Supreme Court of the State of New York, Index No. 651531/2002. The plaintiff has alleged breach of contract and unjust enrichment. The plaintiff is seeking damages relating to a plaintiff’s prior employment agreement with the Company. The Company has obtained counsel to dispute the charges. On July 19, 2023 the Company entered into a settlement agreement with the plaintiff, requiring the Company to pay $30,000.  The Company made payments of $5,000 on September 15, 2023, and $5,000 on November 10, 2023. On March 8, 2024 the Company made payments of $5,000.

On May 1, 2023, Brett Pezzuto and Christian Pezzuto filed a complaint in the United States District Court for the Southern District of New York (Civil Action No. 1:23-cv-03591) against the Company and GES for breach of contract for failures to pay monies owned pursuant to promissory notes and for not providing plaintiffs an opportunity to convert their promissory notes to common stock.  The plaintiffs are asking for money damages in the aggregate amount of $1,565,610.    The case was settled on February 12, 2024, with an amendment to the settlement agreement signed by the parties on April 19, 2024.  Under this settlement agreement, the Company shall enter into confession of judgment agreements with each of Brett and Christian Pezzuto for the principal and interest due and owing on their respective convertible promissory notes for GAHC and GES (the “GAHC Notes” and “GES Notes”, respectively) through June 30, 2024, which totals to each Brett and Christian the sum of two hundred and thirty-four thousand dollars ($234,000) (the “GAHC Settlement Sum”).  If the Company does not pay the respective GAHC Settlement Sum to both Brett and Christian prior to June 30, 2024, then Brett and Christian or their agents shall have the right to enforce the confession of judgment.  Brett and Christian have the right, but not the obligation, to convert their respective GAHC Notes at $0.001 per share.  If Brett and Christian do not elect to convert the GAHC Notes, the GAHC Notes will be paid as described above.  In addition, Brett and Christian have each been granted seventy five million (75,000,000) warrants for a total of one hundred fifty million (150,000,000) warrants at a strike price of $0.001 per share for a period of five years.  The GES Notes have an outstanding principal and interest balance of one hundred seventy-six thousand six hundred forty-one dollars ($176,641) (the “GES Notes Sum”) for each Brett and Christian.  The GES Notes will be converted into stock of 1329291 B.C. Ltd which is doing an acquisition of GES.  If the GES acquisition does not take place, Brett and Christian or their agents shall have the right to enforce the confession of judgement agreements on the GES Notes.  On or before June 30, 2024, the Company will reimburse Brett and Christian Pezzuto for their actual legal fees and costs incurred through the end of the performance of the settlement agreements.  This cost is eighty five thousand two hundred ten dollars and eighty cents ($85,210.80) as of January 15, 2024.  The settlement agreement and the amendment to the settlement agreement have been filed with the December 31, 2023 Form 10-K as Exhibit 10.64 and 10.65.

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

During the three months ended March 31, 2023, the Company issued

•	258,655,700 shares of common stock for conversion of $71,362 of convertible notes and $5,437 of accrued interest.

During the three months ended March 31, 2023, the Company issued:

•	67,081,217 shares of common stock for convertible notes of $72,202 and accrued interest of $24,243.
•	23,603,891 for the cashless exercise of 32,187,124 warrants.

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

  EXHIBIT TABLE

The following is a complete list of exhibits filed as part of the Quarterly Report on Form 10-Q, some of which are incorporated herein by reference from the reports, registration statements and other filings of the issuer with the Securities and Exchange Commission, as referenced below:

Reference Number	Item
31.1	Section 302 Certification of Principal Executive Officer.*
31.2	Section 302 Certification of Principal Financial Officer.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	SBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL ARENA HOLDINGS, INC. a Nevada corporation

Date: July 16, 2024	By:	/s/ John Matthews
John Matthews
Chief Executive Officer

Date: July 16, 2024	By:	/s/ John Matthews
John Matthews
Chief Financial Officer