Form 10-K/A
period 2023-12-31
Global Arena Holding, Inc.
filed 2024-08-06
CIK 1138724

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $0.001 par value common stock held by non-affiliates of the registrant on August 6, 2024, was approximately $443,964.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of August 6, 2024 was 1,479,879,507 shares of its $0.001 par value common stock.

No documents are incorporated into the text by reference.

Explanatory Note

“Global Arena Holding Inc. (“GAHC” or the “Company”) is filing Amendment No. 2 on this Form 10-K/A (this “Amendment”) to its Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on June 28, 2024 (the “Original Filing”) and amended on July 11, 2024 (“Amendment No. 1”) solely to correct the executive compensation for 2022.

Except as described above, no other change has been made to the amended filing. This Amendment does not affect any other section of the Form 10-K. The Company has not updated the disclosures contained in either the Original Filing or Amendment No. 1 to reflect any events that occurred after the date of the Original Filing.  Accordingly, the Amendment should be read in conjunction with the Company’s other filings made with the SEC after the filing of the Original Filing.

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

b)  Holders.  As of August 6, 2024, there were 174 shareholders of record of our common stock.

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

For the year ended December 31, 2023, the Company recorded net loss of $1,192,260. We recorded an amortization of debt discount of $261,539, a change in fair value of derivative liability of $107,010 and issued a warrant fair valued at $22,396. We had an increase in accounts payable of $16,000 and prepaid expenses of $3,000. We also had an increase in accrued expenses of $631,523.  As a result, we had net cash used in operating activities of $364,812 for the year ended December 31, 2023.

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Years Ended December 31,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(1,192,260)	$(1,711,197)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discount	261,539	321,970
Change in fair value of derivative liability	(107,010)	(2,251)
Non-cash expense associated with warrant	22,396	-
Change in assets and liabilities:
Deferred revenue	-	(21,500)
Prepaid Expense	3,000	(3,000)
Accounts payable	16,000	(38,917)
Accrued expenses	631,523	850,445
Net cash used in operating activities	$(364,812)	$(604,450)

INVESTING ACTIVITIES:
Payment of deposit for acquisition	-	(15,000)
Net cash used in investing activities	$-	$(15,000)

FINANCING ACTIVITIES:
Proceeds from convertible promissory notes payable	449,458	710,073
Proceeds from promissory notes payable	162,187	235,000
Repayment of convertible promissory notes payable	(231,163)	(128,704)
Repayment of promissory notes payable	(150,492)	(60,500)
Investment from Director	6,700	-
Net cash provided by financing activities	$236,690	$755,869

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(128,122)	136,419
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	149,714	13,295
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$21,592	$149,714

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Allocated value of warrants and beneficial conversion features related to debt	$22,396	$265,984
Debt converted to common stock	$515,814	$420,112
Series C Preferred Stock Issuance	$-	$480
Forgiveness of debt	$80,175	$-
Original Issuance Discount	$110,012	$115,350

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

ITEM 11. EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to our executive officers.

Summary Compensation Table

Name and Principal Position	Cash Year	Salary ($)		Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John Matthews	2023	121,402	(1)	-	-	-	121,402
CEO	2022	147,887	(2)	-	-	-	147,887

(1)	Mr. Matthews received $0 as his salary from the Company and $121,402 from GES
(2)	Mr. Matthews received $0 as his salary from the Company and $147,887 from GES.

Outstanding Equity Awards at Fiscal Year End

There were no equity awards outstanding at December 31, 2023.

Director Compensation

The following table set forth certain information as to the compensation paid to our Directors.

Summary Compensation Table

Name and Principal Position	Cash Year	Salary ($)		Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John S. Matthews	2023	121,402	(1)	-	-	-	121,402
Chairman	2022	147,887	(2)	-	-	-	147,887
Facundo Bacardi	2023	-		-	-		-
Director	2022	-		-	-	-	-
Martin Doane	2023	-		-	-		-
Director	2022	-		-	-	-	-

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

Date:  August 6, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/John Matthews	CEO, CFO Controller	August 6, 2024
Director,

/s/Facundo Bacardi	Director	August 6, 2024

/s/Martin Doane	Director	August 6, 2024