Form 10-Q
period 2024-06-30
Global Arena Holding, Inc.
filed 2024-10-03
CIK 1138724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒       Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

Yes  ☐    No  ☒

As of October 3, 2024, the registrant had 1,695,351,226 outstanding shares of common stock.

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

Item 1.  Financial Statements

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$30,436	$21,592
Prepaid Expense		-
Total current assets	30,436	21,592

Deposits for proposed acquisitions	566,150	566,150
TOTAL ASSETS	$596,586	$587,742

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$333,372	$343,372
Due to related party	6,700	6,700
Accrued expenses	4,653,623	4,527,781
Convertible promissory notes payable, net of debt discount of $13,250 and $24,841	4,418,284	4,436,356
Promissory notes payable	487,243	368,582
Derivative liability	12,749	9,138
Total current liabilities	9,911,971	9,691,929

STOCKHOLDERS' DEFICIT
Global Arena Holding, Inc.
Preferred stock, $0.001 par value; 2,000,000 shares authorized;
Series B preferred stock; 250,000 shares authorized
49,202 and 49,202 issued and outstanding	49	49
Series C preferred stock; 750,000 shares authorized
480,000 and 0 issued and outstanding	480	480
Common stock, $0.001 par value; 4,000,000,000 and 4,000,000,000 shares authorized;
1,479,879,507 and 1,221,223,807 shares issued and outstanding	1,479,879	1,221,223
Additional paid-in capital	22,013,554	22,195,411
Accumulated deficit	(32,786,305)	(32,498,308)
Total Global Arena Holding, Inc. stockholders' deficit	(9,292,343)	(9,081,145)
Noncontrolling interest	(23,042)	(23,042)
Total stockholders’ deficit	(9,315,385)	(9,104,187)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$596,586	$587,742

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Services	$348,190	$237,972	$580,313	$344,164

Operating expenses:
Salaries and benefits	32,032	69,432	75,999	234,810
Marketing and advertising	42,344	25,216	80,950	62,879
Software development	10,926	8,244	11,604	9,569
Professional fees	101,077	131,738	135,947	199,406
General and administrative	55,486	53,214	100,315	98,710
Printing	106,346	33,736	122,641	36,138
Total operating expenses	348,211	321,580	527,456	641,512

Loss from operations	(21)	(83,608)	52,857	(297,348)

Other expenses:
Interest expense and financing costs	(173,292)	(225,873)	(337,243)	(497,079)
Other income (expense)	-	3,958	-	(2,623)
Change in fair value of derivative liability	16,334	6,876	(3,611)	(27,992)
Total other expenses	(156,958)	(215,039)	(340,854)	(527,694)
Income (loss) before provision for taxes	(156,979)	(298,647)	(287,997)	(825,042)
Provision for income taxes	-	-	-	-
Net loss	(156,979)	(298,647)	(287,997)	(825,042)
Net loss attributed to noncontrolling interest	-	-	-	-
Net loss attributed to Global Arena Holding, Inc.	$(156,979)	$(298,647)	$(287,997)	$(825,042)

Weighted average shares outstanding - basic and diluted	1,479,879,507	495,859,250	1,406,032,929	401,989,121
Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Global Stockholders'	Non- controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance, December 31, 2023	49,202	$49	480,000	$480	1,221,223,807	$1,221,223	$22,195,411	$(32,498,308)	$(9,081,145)	$(23,042)	$(9,104,187)
Issuance of common stock for convertible debt and accrued interest	-	-	-	-	258,655,700	258,656	(181,857)	-	76,799	-	76,799
Net loss	-	-	-	-	-	-	-	(131,018)	(131,018)	-	(131,018)
Balance, March 31, 2024	49,202	$49	480,000	$480	1,479,879,507	$1,479,879	$22,013,554	$(32,629,326)	$(9,135,364)	$(23,042)	$(9,158,406)
Net loss	-	-	-	-	-	-		(156,979)	(156,979)	-	(156,979)
Balance, June 30, 2024	49,202	$49	480,000	$480	1,479,879,507	$1,479,879	$22,013,554	$(32,786,305)	$(9,292,343)	$(23,042)	$(9,315,385)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Global Stockholders'	Non- controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance, December 31, 2022	49,202	$49	480,000	$480	270,777,969	$270,778	$22,411,335	$(31,306,048)	$(8,623,406)	$(23,042)	$(8,646,448)
Issuance of common stock for convertible debt and accrued interest	-	-	-	-	67,081,217	67,081	29,363	-	96,444	-	96,444
Conversion of warrants	-	-	-	-	23,603,891	23,604	(23,604)	-	-	-	-
Allocated value of warrants and beneficial conversion	-	-	-	-	-	-	22,396	-	22,396	-	22,396
Net loss	-	-	-	-	-	-	-	(526,395)	(526,395)	-	(526,395)
Balance, March 31, 2023	49,202	$49	480,000	$480	361,463,077	$361,463	$22,439,490	$(31,832,443)	$(9,030,961)	$(23,042)	$(9,054,003)
Issuance of common stock for convertible debt and accrued interest	-	-	-	-	175,172,728	175,172	(6,013)	-	169,159	-	169,159
Conversion of warrants	-	-	-	-	59,322,799	59,323	18,614	-	77,937	-	77,937
Allocated value of warrants and beneficial conversion	-	-	-	-	-	-	12,499	-	12,499	-	12,499
Forgiveness of accrued compensation – related party	-	-	-	-	-	-	80,175	-	80,175	-	80,175
Net loss	-	-	-	-	-	-	-	(298,647)	(298,647)	-	(298,647)
Balance, June 30, 2023	49,202	$49	480,000	$480	595,958,604	$595,958	$22,544,765	$(32,131,090)	$(8,989,838)	$(23,042)	$(9,012,880)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months ended June 30,
	2024	2023
OPERATING ACTIVITIES:
Net loss	$(287,997)	$(825,042)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discount	61,432	145,415
Change in fair value of derivative liability	3,611	22,396
Non-cash expense associated with warrant	-	27,992
Change in assets and liabilities:
Prepaid Expense	-	1,500
Accounts payable	(10,000)	6,406
Accrued expenses	131,279	471,652
Net cash used in operating activities	$(101,675)	$(149,681)

INVESTING ACTIVITIES:
Net cash used in investing activities	$-	$-

FINANCING ACTIVITIES:
Proceeds from convertible promissory notes payable	139,500	212,450
Proceeds from promissory notes payable	217,500	31,687
Repayment of convertible promissory notes payable	(137,061)	(104,425)
Repayment of promissory notes payable	(109,420)	(100,461)
Investment from Director	-	6,700
Net cash provided by financing activities	$110,519	$45,951

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,844	(103,730)
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	21,592	149,714
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$30,436	$45,984

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Allocated value of warrants and beneficial conversion features related to debt	$-	$22,396
Debt converted to common stock	$76,799	$265,603
Forgiveness of debt		80,175
Original Issuance Discount	$46,972	$-

The accompanying notes are an integral part of these consolidated financial statements.

Global Arena Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2024 and 2023

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company has generated recurring losses from operations and cash flow deficits from its operations since inception and has had to continually borrow to continue operating. In addition, certain of the Company’s debt is in default as of June 30, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations. The Company continues to raise funds from the issuance of additional convertible promissory note. Management is hopeful that with their ability to raise additional funds that the Company should be able to continue as a going concern.

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

	June 30,
	2024	2023
Warrants	1,014,083,333	1,121,337,301
Convertible notes	1,414,370,579	1,742,124,385
Total	2,428,453,912	2,863,461,686

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of June 30, 2024 and December 31 2023.

	Fair Value As of	Fair Value Measurements at
Description	June 30, 2024	June 30, 2024 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$12,749	$-	$12,749	$-

Total	$12,749	$-	$12,749	$-

	Fair Value
	As of	Fair Value Measurements at
Description	December 31, 2023	December 31, 2023 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$9,138	$-	$9,138	$-

Total	$9,138	$-	$9,138	$-

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

NOTE 4 - ACCRUED EXPENSES

Accrued expenses at June 30, 2024 and December 31, 2023 consisted of the following:

	June 30,	December 31,
	2024	2023
Accrued interest	$3,546,102	$3,278,920
Accrued compensation	1,070,853	1,212,423
Other accrued expenses	36,668	36,438
	$4,653,623	$4,527,781

During the six months ended June 30, 2023, John Matthews and Kathryn Weisbeck agreed to reduce their salary to $2.00 per quarter per person and agreed to waive their accrued compensation for the first two quarters in 2023 in the amount of $80,175.

NOTE 5 - PROMISSORY NOTES PAYABLE

In March 2014, the Company issued two promissory notes for a total of $230,000. The interest rate is the short-term applicable federal rate as determined by the Internal Revenue Service for the calendar month plus 10%. These two promissory notes are due on December 31, 2023, as amended. The outstanding balance was $ 204,300 and $230,000 as of June 30, 2024 and December 31 2023, respectively.

In April 14, 2022, the Company entered into an revenue share agreement with an investor for a total of $41,100, on the purchase amount of $30,000 and OID of $11,100. There is no interest rate, but the Company will disburse a daily payment of $304 to EBF Holdings, LLC. As of June 30 2024 the loan has been paid off.

In October 6, 2022, the Company entered into an revenue share agreement with an investor for a total of $47,950, on the purchase amount of $35,000 and OID of $12,950. There is no interest rate, but the Company will disburse a daily payment of $343 to EBF Holdings, LLC. As of June 30 2024 the loan has been paid off.

In August 22, 2022, the Company entered into an Purchase and Sale of Future Receipts Agreement with an investor for a total of $74,500, on the purchase amount of $50,000 and OID of $24,500. There is no interest rate, but the Company will disburse a weekly payment of $3,104 to Family Business Fund LLC. As of June 30 2024 the loan has been paid off.

In October 5, 2022, the Company entered into an revenue share agreement with an investor for a total of $22,350, on the purchase amount of $15,000 and OID of $7,350. There is no interest rate, but the Company will disburse a daily payment of $298 to Capytal.com. As of June 30 2024 the loan has been paid off.

In November 29, 2022, the Company entered into promissory note agreement with an investor for a total of $100,000. The outstanding balance was $100,000 and $100,000 as of June 30, 2024 and December 31 2023

In December 31, 2022, the Company entered into promissory note agreement with a shareholder for a total of $5,000. As of June 30 2024 the loan has been paid off.

NOTE 6 - CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes payable at June 30, 2024 and December 31, 2023 consist of the following:

	June 30,	December 31,
	2024	2023
Convertible promissory notes with interest rates ranging from 10% to 12% per annum, convertible into common shares at a fixed price ranging from $0.001 to $0.03 per share. Maturity dates through June 30, 2024, as amended. ($1,887,747 in default)	$3,124,323	$3,089,949
Convertible promissory notes with interest rates ranging from 10% to 12% per annum, convertible into common shares at prices equal to 60% discount from the lowest trade price in the 20-25 trading days prior to conversion (as of June 30, 2024 the conversion price would be $0.001 per share). Maturity dates through June 30, 2024 , as amended.	190,784	234,834
Convertible promissory notes with interest at 12% per annum, convertible into common shares of GES. The maturity dates through June 30, 2024 , as amended. ($627,823 in default)	1,126,423	1,136,423
Total convertible promissory notes payable	0	4,461,606
Unamortized debt discount	(13,250)	(24,851)
Convertible promissory notes payable, net discount	4,418,280	4,436,355
Less current portion	(4,418,280)	(4,436,355)
Long-term portion	$-	$-

A rollforward of the convertible promissory notes payable from December 31, 2023 to June 30, 2024 is below:

Convertible promissory notes payable, December 31, 2023	$4,436,355
Issued for cash	139,500
Issued for original issue discount	(8,750)
Repayment for cash	(109,420)
Conversion to common stock	(71,502)
Issuance of common stock for debt settlement	-
Debt discount related to new convertible promissory notes	-
Amortization of debt discounts	32,097
Convertible promissory notes payable, June 30, 2024	$4,418,280

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

	June 30,	December 31,
	2024	2023
Risk-free interest rate	5.33	5.26- 5.55%
Expected life of the options (Years)	0.50	0.50-0.51
Expected volatility	297%	248.25%-279.55%
Expected dividend yield	0%	0%

Fair Value	$12,749	$9,138

A rollforward of the derivative liability from December 31, 2023 to June 30, 2024:

Derivative liabilities, December 31, 2023	$9,138
Change in fair value of derivative liabilities	3,611
Derivative liabilities, June 30, 2024	$12,749

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

During the three months ended June 30, 2024, the Company issued

•	The company had not issued any shares for the quarter ended June 30, 2024

During the six months ended June 30, 2023, the Company issued:

•	258,655,700 shares of common stock for conversion of $71,362 of convertible notes and $5,437 of accrued interest.

NOTE 8 - STOCKHOLDERS’ DEFICIT (continued)

Option Activity

There was no option activity during the Six months ended June 30, 2024.

Warrant Activity

A summary of warrant activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2023	1,045,226,190	0.001	1.54	-
Granted
Exercised
Forfeited/Canceled	(31,142,957)
Outstanding, June 30, 2024	1,014,083,333	0.001	1.34	-
Exercisable, June 30, 2024	1,014,083,333	0.001	1.34	-

NOTE 8 - STOCKHOLDERS’ DEFICIT (continued)

The exercise price for warrants outstanding at June 30, 2024:

Outstanding and Exercisable
Number of	Exercise
Warrants	Price
7,500,000	$0.00250
927,812,876	0.00100
29,270,457	0.00170
4,500,000	0.00120
25,000,000	0.00200
20,000,000	0.00300
1,014,083,333

During the period ended June 30, 2024, the Company issued a total of nil warrants in connection with a new convertible promissory note payable. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

•    Expected life of 2-5 years

•    Volatility of 297%

•    Dividend yield of 0%;

•    Risk free interest rate of 533%

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

On June 30, 2022, the Company was named as a defendant in a lawsuit filed in the Supreme Court of the State of New York, Index No. 651531/2002. The plaintiff has alleged breach of contract and unjust enrichment. The plaintiff is seeking damages relating to a plaintiff’s prior employment agreement with the Company. The Company has obtained counsel to dispute the charges. On July 19, 2023 the Company entered into a settlement agreement with the plaintiff, requiring the Company to pay $30,000. The Company made payments of $5,000 on September 15, 2023, and $5,000 on November 10, 2023, and $5,000 and March 8, 2024.

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

NOTE 10 - AGREEMENTS (continued)

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

NOTE 10 - AGREEMENTS (continued)

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

NOTE 10 - AGREEMENTS (continued)

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

NOTE 10 - AGREEMENTS (continued)

On June 15, 2022, the Company entered into a 12% annum interest convertible promissory note with an investor for the principal amount of $140,000 with an original issue discount in the amount of $14,000 mature in twelve months. The note can be converted to the Company’s common stock at $0.0005 per share. In connection with the issuance of the convertible promissory note, the Company also issued two common stock purchase warrant, the first common stock purchase warrant for a total of 100,000,000 shares of the Company’s common stock and the second common stock purchase warrant for a total of 260,000,000 shares of the Company’s common stock. The exercise price for both warrants are $0.0010 per share vesting in five years. The Principal portion of this note as of June 30, 2024 has been paid off by the lender converting the debt into common stock.

On August 23, 2022, the Company entered into a 12% annum interest convertible promissory note with an investor for the principal amount of $62,000 with an original issue discount in the amount of $6,200 mature in twelve months.

On December 30, 2022, the Company entered into a 12% annum interest convertible promissory note with an investor for the principal amount of $150,000 with an mature in sixteen months. The note can be converted to the Company’s common stock at $0.0025 per share. In connection with the issuance of the convertible promissory note, the Company also issued one common stock purchase warrant, the common stock purchase warrant for a total of 7,500,000 shares of the Company’s common stock. The exercise price for both warrants are $0.0025 per share vesting in five years. The Principal portion of this note as of June 30, 2024 has been paid off by the lender converting the debt into common stock.

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

NOTE 10 - AGREEMENTS (continued)

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

NOTE 10 - AGREEMENTS (continued)

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

NOTE 10 - AGREEMENTS (continued)

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

On February 20, 2024, Global Election Services, Inc. entered into an revenue share agreement with Note Holder for a total of $41,972 on the purchase amount of $28,000 and OID of $13,972. There is no interest rate, but the Company will disburse 11 weekly payments of $3,816 to Note Holder. As of June 30 2024, the loan has been paid off.

On March 15, 2024, Global Election Services entered into a Convertible Promissory Note with an investor in the principal amount of $20,000 with an annual interest of $12% to a non-affiliate with a maturity date of April 5, 2024.

On March 15, 2024, Global Election Services entered into a Convertible Promissory Note with an investor in the principal amount of $10,000 with an annual interest of $12% to a non-affiliate with a maturity date of April 14, 2024. As of June 30 2024 the note has been paid off.

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

On May 10, 2024, an investor invested $7,500 into the Company.  On May 16, 2024, Global Election Services paid the investor back in full.

On May 16, 2024, an investor invested $15,000 into the Company.  On June 14, 2024, Global Election Services paid the investor back in full.

On May 31, 2024, an investor invested $15,000 into the Company.  On June 14, 2024, Global Election Services paid the investor back in full.

On June 13, 2024, an investor paid Global Election Services $75,000 as part of a 90 Day Secured Loan 10% coupon.  As of June 30 2024, the outstanding balance is in the amount if $75,000.

On June 24, 2024, an investor paid Global Election Services $75,000 as part of a 90 Day Secured Loan 10% coupon.  As of June 30 2024, the outstanding balance is in the amount if $75,000.

NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the consolidated balance sheet date through October 3, 2024 and determined that there are no events requiring disclosure.

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

Liquidity and Capital Resources

As of June 30, 2024, the Company had an accumulated deficit of $32,786,305 and a working capital deficit of $9,881,535. Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

For the six months ended June 30, 2024, the Company recorded net loss of $287,997. We recorded an amortization of debt discount of $61,432 and a gain from change in fair value of derivative liability of $3,611.  We had an increase in accrued expenses of $131,279.  As a result, we had net cash used in operating activities of $101,675 for the six months ended June 30, 2024.

For the six months ended June 30, 2024, we received $139,500 as proceeds from the issuance of convertible promissory notes payable, $217,500 as proceeds from the issuance of promissory notes payable, repaid $109,420 of outstanding convertible promissory notes payable and repaid $137,061 of promissory notes payable. As a result, we had net cash provided by financing activities of $110,519 for the six months ended June 30, 2024.

For the six months ended June 30, 2023, the Company recorded net loss of $825,042. We recorded an amortization of debt discount of $145,415, and a change in fair value of derivative liability of $22,396, and spent $27,992 as a non-cash expense associated with warrants.  We had an increase in prepaid expenses of $1,500. We also had an increase in accrued expenses of 471,652.  As a result, we had net cash used in operating activities of $149,681 for the six months ended June 30, 2023.

For the six months ended June 30, 2023, we received $212,450 as proceeds from the issuance of convertible promissory notes payable and repaid $100,461 of outstanding convertible note. We received $31,687 as proceeds from the issuance of notes payable and repaid $104,425 of outstanding note payable.  We had a $6,700 investment from a director.  As a result, we had net cash provided by financing activities of $45,951 for the six months ended June 30, 2023.

Results of Operations for the Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

Revenues for the three months ended June 30, 2024 were $348,190 compared to $237,972 for the three months ended June 30, 2023, an increase of $110,218.  The majority of our clients hold elections on a three year cycle. This increase in revenues is due primarily to less elections held during the three month period in 2023.

Salaries and benefits totaled $32,032 for the three months ended June 30, 2024 compared to $69,432 for the three months ended June 30, 2023. This decrease was due to the employment compensation amended for John Matthews and Kathryn Weisbeck since the 2nd quarter of 2023 and reduced the salary to $2 per quarter per person.

Professional fees for the three months ended June 30, 2024 totaled $101,077 compared to $131,738 for the three months ended June 30, 2023, a decrease of $32,798. This decrease is primarily due to decreased assistance needed during the three months ended June 30, 2024.

For the three months ended June 30, 2024, we incurred marketing and advertising expenses of $42,344 compared to $25,216 in the three months ended June 30, 2023. We incurred software development expenses of $10,926 in 2024 compared to $8,244 in 2023, we incurred printing costs of $106,346 in 2024 compared to $33,736 in 2023, and we incurred general and administrative expenses of $55,486 in 2024 compared to $53,214 in 2023. The increase in printing expenses was mainly due to a increase in costs related to the increase in revenue.

Total operating expenses for the three months ended June 30, 2024 were $348,211, compared to $321,580 for the three months ended June 30, 2023, a decrease of $26,631 principally due to reasons discussed above.

Results of Operations for the Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

Revenues for the six months ended June 30, 2024 were $580,313 compared to $344,164 for the six months ended June 30, 2023, an increase of $236,149.  The majority of our clients hold elections on a three year cycle. This increase in revenues is due primarily to less elections held during the six month period in 2023.

Salaries and benefits totaled $75,999 for the six months ended June 30, 2024 compared to $234,810 for the six months ended June 30, 2023. This decrease was due to the employment compensation amended for John Matthews and Kathryn Weisbeck since the 2nd quarter of 2023 and reduced the salary to $2 per quarter per person.

Professional fees for the six months ended June 30, 2024 totaled $135,947 compared to $199,406 for the six months ended June 30, 2023, a decrease of $30,661. This decrease is primarily due to decreased assistance needed during the six months ended June 30, 2024.

For the six months ended June 30, 2024, we incurred marketing and advertising expenses of $80,950 compared to $62,879 in the six months ended June 30, 2023. We incurred software development expenses of $11,604 in 2024 compared to $9,569 in 2023, we incurred printing costs of $122,641 in 2024 compared to $36,138 in 2023, and we incurred general and administrative expenses of $100,315 in 2024 compared to $98,710 in 2023. The increase in printing expenses was mainly due to a increase in costs related to the increase in revenue.

Total operating expenses for the six months ended June 30, 2024 were $527,456, compared to $641,512 for the six months ended June 30, 2023, a decrease of $114,056 principally due to reasons discussed above.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2024.

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures to be not effective as of June 30, 2024 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the six months ended June 30, 2024. Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 26, 2017, the Company entered into a settlement agreement with a prior attorney with regards to outstanding legal fees owed. Pursuant to this settlement agreement, the Company paid $25,000 on January 5, 2018, and $25,000 on February 5, 2018, and was required to pay an additional $200,000 during 2018. On December 14, 2020, parties amended the settlement agreement to state that the Company shall pay the prior attorney Two Hundred Nineteen Thousand, Five Hundred and Seventy Six Dollars ($219,576). For the year ended Dec 31 2021, the company made pays up to $45,000. For the year ended Dec 31 2022, the company made pays up to $25,000. On January 13, 2023 the Company made payments of $5,000. On April 25, 2024 the Company made payments of $5,000.

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

On June 30, 2022, the Company was named as a defendant in a lawsuit filed in the Supreme Court of the State of New York, Index No. 651531/2002. The plaintiff has alleged breach of contract and unjust enrichment. The plaintiff is seeking damages relating to a plaintiff’s prior employment agreement with the Company. The Company has obtained counsel to dispute the charges. On July 19, 2023 the Company entered into a settlement agreement with the plaintiff, requiring the Company to pay $30,000.  The Company made payments of $5,000 on September 15, 2023, and $5,000 on November 10, 2023. On March 8, 2024 the Company made payments of $5,000. On April 25, 2024 the Company made payments of $5,000.

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

During the three months ended June 30, 2024, the Company issued

•	The company had not issued any shares for the quarter ended June 30, 2024

During the six months ended June 30, 2024, the Company issued:

•	258,655,700 shares of common stock for conversion of $71,362 of convertible notes and $5,437 of accrued interest.

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

GLOBAL ARENA HOLDINGS, INC. a Nevada corporation

Date: October 3, 2024	By:	/s/ John Matthews
John Matthews
Chief Executive Officer

Date: October 3, 2024	By:	/s/ John Matthews
John Matthews
Chief Financial Officer