Form 10-Q
period 2024-09-30
Global Arena Holding, Inc.
filed 2025-03-31
CIK 1138724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒       Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended September 30, 2024

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

Registrant's telephone number, including area code: (646) 801-5524

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of March 31, 2025, the registrant had 1,695,351,226 outstanding shares of common stock.

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

Forward-looking statements are not guarantees of future performance.  Such forward-looking statements include risks and uncertainties and there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements.  Our future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements. Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, it is not possible to foresee or identify all factors that could have a material effect on the future financial performance of the Company. The forward-looking statements in this Quarterly Report are made on the basis of management’s assumptions and analyses, as of the time the statements are made, in light of their experience and perception of historical conditions, expected future developments and other factors believed to be appropriate under the circumstances.

Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report and the information incorporated by reference herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

Item 1.  Financial Statements

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,138	$21,592
Prepaid expense		-
Total current assets	8,138	21,592

Equity investments	704,300	566,150
Software	31,838	-
TOTAL ASSETS	$744,276	$587,742

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$327,372	$343,372
Due to related party	6,700	6,700
Accrued expenses	4,895,521	4,527,781
Convertible promissory notes payable, net of debt discount of $27,452 and $24,841	4,591,304	4,436,356
Promissory notes payable	545,745	368,582
Derivative liability	33,449	9,138
Total current liabilities	10,400,091	9,691,929

STOCKHOLDERS' DEFICIT
Global Arena Holding, Inc.
Preferred stock, $0.001 par value; 2,000,000 shares authorized;
Series B preferred stock; 250,000 shares authorized; 49,202 and 49,202 issued and outstanding, respectively	49	49
Series C preferred stock; 750,000 shares authorized; 480,000 and 0 issued and outstanding, respectively	480	480
Common stock, $0.001 par value; 4,000,000,000 shares authorized; 1,668,210,226 and 1,221,223,807 shares issued and outstanding, respectively	1,668,210	1,221,223
Additional paid-in capital	21,906,960	22,195,411
Accumulated deficit	(33,208,472)	(32,498,308)
Total Global Arena Holding, Inc. stockholders' deficit	(9,632,773)	(9,081,145)
Noncontrolling interest	(23,042)	(23,042)
Total stockholders’ deficit	(9,655,815)	(9,104,187)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$744,276	$587,742

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Services	$350,041	$268,304	$930,354	$612,468

Operating expenses:
Salaries and benefits	20,618	47,015	96,617	281,825
Marketing and advertising	50,429	27,576	131,379	90,455
Software development	-	9,270	4,990	18,839
Professional fees	176,916	134,333	319,477	333,739
General and administrative	23,816	43,564	124,131	142,274
Printing	184,679	85,086	307,320	121,223
Total operating expenses	456,458	346,844	983,914	988,355

Loss from operations	(106,417)	(78,540)	(53,560)	(375,887)

Other expenses:
Interest expense and financing costs	(298,550)	(230,552)	(635,793)	(727,632)
Other income (expense)	3,500	-	3,500	(2,623)
Change in fair value of derivative liability	(20,700)	139,634	(24,311)	111,642
Total other expenses	(315,750)	(90,918)	(656,604)	(618,613)
Loss before provision for taxes	(422,167)	(169,458)	(710,164)	(994,500)
Provision for income taxes	-	-	-	-
Net loss	(422,167)	(169,458)	(710,164)	(994,500)
Net loss attributed to noncontrolling interest	-	-	-	-
Net loss attributed to Global Arena Holding, Inc.	$(422,167)	$(169,458)	$(710,164)	$(994,500)

Weighted average shares outstanding - basic and diluted	1,604,621,305	701,035,141	1,472,499,555	503,477,046
Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Global Stockholders'	Noncontrolling	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest
Balance, December 31, 2023	49,202	$49	480,000	$480	1,221,223,807	$1,221,223	$22,195,411	$(32,498,308)	$(9,081,145)	$(23,042)	$(9,104,187)
Issuance of common stock for convertible debt and accrued interest	-	-	-	-	258,655,700	258,656	(181,857)	-	76,799		76,799
Net loss	-	-	-	-	-	-	-	(131,018)	(131,018)	-	(131,018)
Balance, March 31, 2024	49,202	$49	480,000	$480	1,479,879,507	$1,479,879	$22,013,554	$(32,629,326)	$(9,135,364)	$(23,042)	$(9,158,406)
Net loss	-	-	-	-	-	-	-	(156,979)	(156,979)		(156,979)
Balance, June 30, 2024	49,202	$49	480,000	$480	1,479,879,507	$1,479,879	$22,013,554	$(32,786,305)	$(9,292,343)	$(23,042)	$(9,315,385)
Issuance of common stock for convertible debt and accrued interest	-	-	-	-	188,331,719	188,331	(151,498)		36,833	-	36,833
Fair value of issued warrants							44,904		44,904		44,904
Net loss	-	-	-	-	-	-	-	(422,167)	(422,167)	-	(422,167)
Balance, September 30, 2024	49,202	$49	$480,000	$480	$1,668,210,226	$1,668,210	$21,906,960	$(33,208,472)	$(9,632,773)	$(23,042)	$(9,655,815)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Global Stockholders'	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance, December 31, 2022	49,202	$49	480,000	$480	270,777,969	$270,778	$22,411,335	$(31,306,048)	$(8,623,406)	$(23,042)	$(8,646,448)
Issuance of common stock for convertible debt and accrued interest	-	-	-	-	67,081,217	67,081	29,363	-	96,444		96,444
Conversion of warrants	-	-	-	-	23,603,891	23,604	(23,604)	-	-	-	-
Allocated value of warrants and beneficial conversion	-	-	-	-	-	-	22,396	-	22,396		22,396
Net loss	-	-	-	-	-	-	-	(526,395)	(526,395)	-	(526,395)
Balance, March 31, 2023	49,202	$49	480,000	$480	361,463,077	$361,463	$22,439,490	$(31,832,443)	$(9,030,961)	$(23,042)	$(9,054,003)
Issuance of common stock for convertible debt and accrued interest	-	-	-	-	175,172,728	175,172	(6,013)	-	169,159	-	169,159
Issuance of shares for services	-	-	-		59,322,799	59,323	18,614	-	77,937	-	77,937
Warrants issued for services	-	-	-	-	-	-	12,499	-	12,499	-	12,499
Forgiveness of accrued compensation – related party	-	-	-	-	-	-	80,175	-	80,175		80,175
Net loss	-	-	-	-	-	-	-	(298,647)	(298,647)		(298,647)
Balance, June 30, 2023	49,202	$49	480,000	$480	595,958,604	$595,958	$22,544,765	$(32,131,090)	$(8,989,838)	$(23,042)	$(9,012,880)
Issuance of common stock for convertible debt and accrued interest	-	-	-	-	206,600,000	206,600	-		206,600	-	206,600
Net loss	-	-	-	-	-	-	-	(169,458)	(169,458)	-	(169,458)
Balance, September 30, 2023	49,202	$49	$480,000	$480	$802,558,604	$802,558	$22,544,765	$(32,300,548)	$(8,952,696)	$(23,042)	$(8,975,738)

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES:
Net loss	$(710,164)	$(994,500)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt discount	87,571	199,833
Change in fair value of derivative liability	24,311	(111,642)
Non-cash expense associated with warrant	44,904	22,396
Change in assets and liabilities:
Prepaid expense	-	2,250
Accounts payable	(16,000)	16,000
Accrued expenses	387,136	572,174
Net cash used in operating activities	$(182,242)	$(293,489)

INVESTING ACTIVITIES:
Equity investment	(138,150)	-
Software	(31,838)	-
Net cash used in investing activities	$(169,988)	$-

FINANCING ACTIVITIES:
Proceeds from convertible promissory notes payable	381,649	349,458
Proceeds from promissory notes payable	299,005	119,687
Repayment of convertible promissory notes payable	(216,128)	(145,646)
Repayment of promissory notes payable	(125,750)	(171,806)
Investment from Director	-	6,700
Net cash provided by financing activities	$338,776	$158,393

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,454)	(135,096)
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	21,592	149,714
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$8,138	$14,618

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Allocated value of warrants	$44,904	$22,396
Debt converted to common stock	$113,632	$80,175
Forgiveness of debt	$-	$446,503
Original issuance discount	$90,167	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Global Arena Holding, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2024, and 2023

(Unaudited)

NOTE 1 - ORGANIZATION

Organization and Business

Global Arena Holding, Inc. (“GAHI”) was formed in February 2009, in the state of Delaware. GAHI and its subsidiaries (the “Company”) was previously a financial services firm and currently is focusing on the following businesses through these subsidiaries:

On February 25, 2015, Global Election Services, Inc. (GES), formed on February 25, 2015, provides comprehensive technology-enabled paper absentee/mail ballot and internet election services to organizations such as craft and trade organizations, labor unions, political parties, co-operatives and housing organizations, associations and professional societies, universities, and political organizations. GES has developed proprietary election software for a data storage and retrieval registration system to determine voter eligibility and prevent duplicate votes with In-Person digital signature capture, as well as proprietary election software for scanning/tabulation utilizing advanced OMR/OCR/Barcode imaging software featuring de-skewing, de-speckling, and image correction. This system provides three types of audit capabilities. The hardware includes high speed optical scanners that are hard lined to a computer with all Wi-Fi disabled so the entire tabulation process occurs offline, eliminating the opportunity for hacking. GES is also working with multiple vendors and has made investments in companies who are developing Blockchain Technology for a data storage and retrieval registration system; tabulation of paper Absentee/Mail Ballots; and internet voting.

On March 25, 2021, the Company entered into a second amended purchase agreement (APA) with Election Services Solutions. Under the second APA the Company entered into an amended asset purchase agreement with Election Services Solutions, LLC. Under the amended APA, the Company will purchase 100% of the assets of Election Services Solutions, LLC and the Company will pay $650,000, of which $511,150 has already been paid, and issue 40,000,000 common shares to purchase these assets under this second amended APA. This APA replaces the first amended purchase agreement signed on May 10, 2019, wherein the Company was to purchase 100% of the assets of Election Services Solutions, LLC. The Company was to pay $550,000, of which $511,150 has already been paid, and issue 20,000,000 common shares to purchase these assets under this first amended APA. GES derives over 80 % of its current business from Election Services Solutions. On August 2, 2024, the Company entered into a convertible promissory note agreement with the former owner of Elections Service Solutions Managing Director to finalize the purchase of GES. The note has a principal amount of $138,850 due in August 2, 2025, with an annual interest rate of 12%.

On May 20, 2015, the Company incorporated a new wholly owned entity in the State of Delaware called “GAHI Acquisition Corp.” This entity was incorporated at the time to be the merger subsidiary for the acquisition of Blockchain Technologies Corp. (BTC) and other software system development.

On May 20, 2015, the Company entered into an agreement and plan of merger with BTC. Under this agreement, BTC would have merged with GAHI Acquisition, and GAHI Acquisition would have been the surviving corporation. As consideration for the merger, the Company was to reserve a number of shares equal to 1/3 the total issued and outstanding of the Company to be issued to BTC shareholders at closing. On October 20, 2015, the parties agreed to extend the closing date of the merger to December 15, 2015. This agreement expired on December 15, 2015.

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

On March 28, 2017, the United States Patent Office issued patents to BTC covering Election Intellectual Property, US Patent #9,608,829, Issued March 28, 2017. As an equity shareholder in BTC only, GAHC and GES have not used the BTC US Patent. Any use of the patent would require a new negotiation, and a new contract with BTC.

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

On February 27, 2023, GES and True Vote, Inc. (“True Vote”) entered into Common Stock Purchase Agreement to create a joint venture. Under the terms of the agreement, GES invested $50,000 into a 24 month debenture and issued a 3-year warrant exercisable at $0.01 for 4,500,000 common shares of the Company. The Company received 3 million common shares of TrueVote, representing 30% of TrueVote. The transaction closed on February 27, 2023.

On November 19, 2019, the Company formed Tidewater Energy Group Inc., a 51% subsidiary, formed to explore opportunities in the oil, gas, mineral, and energy business. The Company closed Tidewater Energy Group Inc. on December 31, 2024.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates the continuation of the Company as a going concern. The Company has generated recurring losses from operations and cash flow deficits from its operations since inception and has had to continually borrow to continue operating. In addition, certain of the Company’s debt is in default as of September 30, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations. The Company continues to raise funds from the issuance of additional convertible promissory note. Management is hopeful that with their ability to raise additional funds that the Company should be able to continue as a going concern.

The accompanying unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with GAAP and include the accounts of GAHI and its wholly owned and majority owned subsidiaries, GES, GAHI Acquisition Corp and Tidewater Energy Group, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Noncontrolling Interest

The Company follows the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, which governs the accounting for and reporting of non-controlling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance.

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

	September 30,
	2024	2023
Warrants	1,144,083,333	1,045,226,190
Convertible notes	1,307,899,948	1,564,115,747
Total	2,451,983,281	2,609,341,937

Management Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Significant estimates reflected in the consolidated financial statements include, but are not limited to, share-based compensation, and assumptions used in valuing derivative liabilities. Actual results could differ from those estimates.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Convertible Debt

Convertible debt is accounted for under FASB ASC 470, Debt - Debt with Conversion and Other Options. The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that has conversion features at fixed or adjustable rates that are in-the-money when issued and records the relative fair value of any warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to the warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to additional paid-in capital.  The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing stock options, except that the contractual life of the warrant is used.

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

The Company uses Level 2 inputs for its valuation methodology for the beneficial conversion feature and warrant derivative liabilities as their fair values were determined by using the Black-Scholes-Merton pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in the results of operations as adjustments to the fair value of derivatives.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of September 30, 2024, and December 31, 2023.

	Fair Value As of	Fair Value Measurements at
Description	September 30, 2024	September 30, 2024 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$33,449	$-	$33,449	$-

Total	$33,449	$-	$33,449	$-

	Fair Value
	As of	Fair Value Measurements at
Description	December 31, 2023	December 31, 2023 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$9,138	$-	$9,138	$-

Total	$9,138	$-	$9,138	$-

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Equity Investments

The Company accounts for investment securities in accordance with ASC Topic 323, ASC 323, Investments – Equity Method and Joint Ventures. The company is required to initially record at cost, and subsequently adjust based the investor's share of the investee's profits and losses.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.  ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract.  ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40.  In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contracts in the entity’s own equity.  ASU 2020-06 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year.  The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

NOTE 3 - Equity Investments

On March 25, 2021, the Company entered into a second amended purchase agreement (APA) with Election Services Solutions. Under the second APA the Company entered into an amended asset purchase agreement with Election Services Solutions, LLC. Under the amended APA, the Company will purchase 100% of the assets of Election Services Solutions, LLC and the Company will pay $650,000, of which $511,150 has already been paid, and issue 40,000,000 common shares to purchase these assets under this second amended APA. This APA replaces the first amended purchase agreement signed on May 10, 2019, wherein the Company was to purchase 100% of the assets of Election Services Solutions, LLC. The Company was to pay $550,000, of which $511,150 has already been paid, and issue 20,000,000 common shares to purchase these assets under this first amended APA. GES derives over 80 % of its current business from Election Services Solutions. On August 2, 2024, the company enter into a convertible promissory note agreement with the former owner of Elections Service solutions Managing director to finalize the purchase of GES. The note has a principal amount of $138,850 due in August 2, 2025, with annual interest rate of 12%.

On June 15, 2019, GES entered a Term Sheet, and Common Stock Purchase Agreement to create a joint venture with TrueVote, Inc. Under the terms of the agreement GES was to invest $50,000 into a 24 Month Debenture and issue a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company. The Company will receive 3 million common shares of TrueVote, representing 30% of TrueVote Inc. The Company on December 17, 2019, paid $40,000 to True Vote. Under the terms of the agreement GES is to invest an additional $10,000 and the Company will issue a 3-year warrant exercisable at $0.01 for 4,500,000 common shares of the Company. On June 1st, 2021, TrueVote issued its White Paper “A transparent Electronic Voting System validated by the Bitcoin Blockchain” TrueVote, Inc. is building a comprehensive end-to-end, de-centralized, completely digital voting system. This will be based on traditional, proven database methodologies, and layered with a "checksum" that's posted on the Blockchain, proving all data is immutable and unalterable. This design will ensure that every vote is transparently counted and verifiable. The transaction closed on February 27, 2023.

On November 19, 2019, the Company formed Tidewater Energy Group Inc., a 51% subsidiary, to explore opportunities in the oil, gas, mineral, and energy business. The Company closed Tidewater Energy Group Inc. on December 31, 2024.

NOTE 4 - ACCRUED EXPENSES

Accrued expenses on September 30, 2024, and December 31, 2023, consisted of the following:

	September 30,	December 31,
	2024	2023
Accrued interest	$3,837,561	$3,278,920
Accrued compensation	1,021,292	1,212,423
Other accrued expenses	36,668	36,438
	$4,895,521	$4,527,781

During the nine months ended September 30, 2023, John Matthews and Kathryn Weisbeck agreed to reduce their salary to $2.00 per quarter per person and agreed to waive their accrued compensation for the first two quarters in 2023 in the amount of $80,175.

NOTE 5 - PROMISSORY NOTES PAYABLE

In March 2014, the Company issued two promissory notes for a total of $230,000. The interest rate is the short-term applicable federal rate as determined by the Internal Revenue Service for the calendar month plus 10%. These two promissory notes are due on December 31, 2023, as amended. The outstanding balance was $ 204,300 and $230,000 as of September 30, 2024, and December 31, 2023, respectively.

On April 14, 2022, the Company entered into a revenue share agreement with an investor for a total of $41,100, on the purchase amount of $30,000 and OID of $11,100. There is no interest rate, but the Company will disburse a daily payment of $304 to EBF Holdings, LLC. As of September 30, 2024, the loan has been paid off.

On October 6, 2022, the Company entered into a revenue share agreement with an investor for a total of $47,950, on the purchase amount of $35,000 and OID of $12,950. There is no interest rate, but the Company will disburse a daily payment of $343 to EBF Holdings, LLC. As of September 30, 2024, the loan has been paid off.

On August 22, 2022, the Company entered into a Purchase and Sale of Future Receipts Agreement with an investor for a total of $74,500, on the purchase amount of $50,000 and OID of $24,500. There is no interest rate, but the Company will disburse a weekly payment of $3,104 to Family Business Fund LLC. As of September 30, 2024, the loan has been paid off.

On October 5, 2022, the Company entered into a revenue share agreement with an investor for a total of $22,350, on the purchase amount of $15,000 and OID of $7,350. There is no interest rate, but the Company will disburse a daily payment of $298 to Capytal.com. As of September 30, 2024, the loan has been paid off.

On November 29, 2022, the Company entered into a promissory note agreement with an investor for a total of $100,000. The outstanding balance was $100,000 and $100,000 as of September 30, 2024, and December 31, 2023.

On December 31, 2022, the Company entered into a promissory note agreement with a shareholder for a total of $5,000. As of September 30, 2024, the loan has been paid off.

On January 31, 2023, Global Election Services entered into a Loan agreement with an investor for the amount of $41,000. The company will repay the loan in 24 weekly fixed payments of $2,426. This note was paid off as of June 30, 2023.

On July 13, 2023, Global Election Services entered a Loan agreement with an investor for the amount of $78,100. The company will repay the loan in 28 weekly fixed payments of $2,789. This Loan Agreement was repaid as of January 30, 2024.

On September 13, 2023, Global Election Services entered a Loan agreement with an investor for the amount of $49,170. The company will repay the loan in 14 weekly fixed payments of $3,513. This loan agreement was paid off as of December 31, 2023.

On November 3, 2023, Global Election Services entered a Loan agreement with an investor for the amount of $63,750. The company will repay the loan in 84 daily fixed payments of $759. This loan was paid off as of January 25, 2024.

On February 20, 2024, Global Election Services, Inc. entered into a revenue share agreement with Note Holder for a total of $41,972 on the purchase amount of $28,000 and OID of $13,972. There is no interest rate, but the Company will disburse 11 weekly payments of $3,816 to Note Holder. As of June 30, 2024, the loan has been paid off.

On June 13, 2024, an investor paid Global Election Services $75,000 as part of a 90 Day Secured Loan 10% coupon.  As of September 30, 2024, the outstanding balance is in the amount of $75,000.

NOTE 5 - PROMISSORY NOTES PAYABLE (continued)

On June 24, 2024, an investor paid Global Election Services $75,000 as part of a 90 Day Secured Loan 10% coupon.  As of December 31, 2024, the loan has been paid off.

On July 29, 2024, Global Election Services entered a Loan agreement with an investor for the amount of $67,500. The company will repay the loan in weekly payments of $2,934.79. The remaining balance is $46,956.47 as of September 30, 2024.

On August 13, 2024, Global Election Services entered into a loan agreement with an investor for $57,200. The company will repay the loan in weekly payments of $2,118.50. The balance remaining is $44,489 as of September 30, 2024

NOTE 6 - CONVERTIBLE PROMISSORY NOTES PAYABLE

Convertible promissory notes payable on September 30, 2024, and December 31, 2023, consist of the following:

	September 30,	December 31,
	2024	2023
Convertible promissory notes with interest rates ranging from 10% to 12% per annum, convertible into common shares at a fixed price ranging from $0.001 to $0.03 per share. Maturity dates through September 30, 2024, as amended. ($2,108,444 in default)	$3,173,394	$3,089,949
Convertible promissory notes with interest rates ranging from 10% to 12% per annum, convertible into common shares at prices equal to 60% discount from the lowest trade price in the 20-25 trading days prior to conversion (as of September 30, 2024, the conversion price would be $0.001 per share). Maturity dates through September 30, 2024, as amended. ($75,784 in default)	190,784	234,834
Convertible promissory notes with interest at 12% per annum, convertible into common shares of GES. The maturity dates through September 30, 2024, as amended. ($627,823 in default)	1,116,823	1,136,423
Total convertible promissory notes payable	4,481,001	4,461,606
Unamortized debt discount	(27,452)	(24,851)
Convertible promissory notes payable, net discount	4,453,549	4,436,355
Less current portion	(4,453,549)	(4,436,355)
Long-term portion	$-	$-

A rollforward of the convertible promissory notes payable from December 31, 2023, to September 30, 2024, is below:

Convertible promissory notes payable, December 31, 2023	$4,436,355
Issued for cash	236,500
Issued for original issue discount	(93,167)
Repayment for cash	(115,751)
Conversion to common stock	(100,105)
Issuance of common stock for debt settlement	-
Debt discount related to new convertible promissory notes	-
Amortization of debt discounts	89,717
Convertible promissory notes payable, September 30, 2024	$4,453,549

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

	September 30,	December 31,
	2024	2023
Risk-free interest rate	4.38	5.26-5.55%
Expected life of the options (Years)	0.50	0.50-0.51
Expected volatility	356.37%	248.25%-279.55%
Expected dividend yield	0%	0%

Fair Value	$33,449	$9,138

A roll-forward of the derivative liability from December 31, 2023, to September 30, 2024:

Derivative liabilities, December 31, 2023	$9,138
Change in fair value of derivative liabilities	24,311
Derivative liabilities, September 30, 2024	$33,449

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

Series C Preferred Stock

The Company has designated 750,000 preferred shares as Series C Preferred Stock. The Series C Preferred Stock has no dividend, conversion or preemptive rights. Each share of Series C Preferred Stock entitles the holder thereof to cast 5,000 votes on all matters submitted to a vote of the Company’s stockholders.

Common Stock

The Company has 4,000,000,000 shares of common stock authorized.

During the three months ended September 30, 2024, the Company issued an aggregate of 188,331,000 shares of common stock for conversion of $27,753 of convertible notes and $3,006 of accrued interest.

During the nine months ended September 30, 2023, the Company issued an aggregate of 446,986,419 shares of common stock for conversion of $98,665 of convertible notes and $6,554 of accrued interest.

NOTE 8 - STOCKHOLDERS’ DEFICIT (continued)

Option Activity

There was no option activity during the nine months ended September 30, 2024 or 2023.

Warrant Activity

A summary of warrant activity during the nine months ended September 30, 2024 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2023	1,045,226,190	0.001	1.54	-
Granted	150,000,000
Exercised
Forfeited/Canceled	(51,142,857)
Outstanding, September 30, 2024	1,144,083,333	0.001	1.42	-
Exercisable, September 30, 2024	1,144,083,333	0.001	1.42	-

The exercise price for warrants outstanding on September 30, 2024:

Outstanding and Exercisable
Number of	Exercise
Warrants	Price
7,500,000	$0.00250
1,077,812,876	0.00100
29,270,457	0.00170
4,500,000	0.00120
25,000,000	0.00200
1,144,083,333

During the nine months ended September 30, 2024, the Company issued a total of 150,000,000 warrants. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

•    Expected life of 5 years

•    Volatility of 287.16%

•    Dividend yield of 0%;

•    Risk free interest rate of 4.66%

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On December 26, 2017, the Company entered into a settlement agreement with a prior attorney with regards to outstanding legal fees owed. Pursuant to this settlement agreement, the Company paid $25,000 on January 5, 2018, and $25,000 on February 5, 2018, and was required to pay an additional $200,000 during 2018. On December 14, 2020, the parties amended the settlement agreement to state that the Company shall pay the prior attorney Two Hundred Nineteen Thousand, Five Hundred and Seventy-Six Dollars and thirty-nine cents ($219,576.39). The amount due shall be paid to the prior attorney in payments of Five Thousand Dollars per month for a period of thirty-four (34) months. For the year ended December 31, 2021, the company made payments up to $40,000. For the year ended December 31, 2022, the company made payments up to $25,000. On January 13, 2023, the Company made payments of $5,000. On April 25, 2024, the Company made payments of $5,000.

On June 30, 2022, the Company was named as a defendant in a lawsuit filed in the Supreme Court of the State of New York, Index No. 651531/2002. The plaintiff has alleged breach of contract and unjust enrichment. The plaintiff is seeking damages relating to a plaintiff’s prior employment agreement with the Company. The Company has obtained counsel to dispute the charges. On July 19, 2023, the Company entered into a settlement agreement with the plaintiff, requiring the Company to pay $30,000.  The Company made payments of $15,000 as of September 30, 2024 and $15,000 as of December 31, 2023.

On May 1, 2023, Brett Pezzuto and Christian Pezzuto filed a complaint in the United States District Court for the Southern District of New York (Civil Action No. 1:23-cv-03591) against the Company and GES for breach of contract for failures to pay monies owned pursuant to promissory notes and for not providing plaintiffs an opportunity to convert their promissory notes to common stock.  The plaintiffs are asking for money damages in the aggregate amount of $1,565,610. The case was settled on February 12, 2024, with an amendment to the settlement agreement signed by the parties on April 19, 2024.  Under this settlement agreement, the Company shall enter into confession of judgment agreements with each of Brett and Christian Pezzuto for the principal and interest due and owing on their respective convertible promissory notes for GAHC and GES (the “GAHC Notes” and “GES Notes”, respectively) through September 30, 2024, which totals to each Brett and Christian the sum of two hundred and thirty-four thousand dollars ($234,000) (the “GAHC Settlement Sum”).  If the Company does not pay the respective GAHC Settlement Sum to both Brett and Christian prior to September 30, 2024, then Brett and Christian or their agents shall have the right to enforce the confession of judgment.  Brett and Christian have the right, but not the obligation, to convert their respective GAHC Notes at $0.001 per share.  If Brett and Christian do not elect to convert the GAHC Notes, the GAHC Notes will be paid as described above.  In addition, Brett and Christian have each been granted seventy-five million (75,000,000) warrants for a total of one hundred fifty million (150,000,000) warrants at a strike price of $0.001 per share for a period of five years.  The GES Notes have an outstanding principal and interest balance of one hundred seventy-six thousand six hundred forty-one dollars ($176,641) (the “GES Notes Sum”) for each Brett and Christian.  The GES Notes will be converted into stock of 1329291 B.C. Ltd, which is doing an acquisition of GES.  If the GES acquisition does not take place, Brett and Christian or their agents shall have the right to enforce the confession of judgement agreements on the GES Notes.  On or before September 30, 2024, the Company will reimburse Brett and Christian Pezzuto for their actual legal fees and costs incurred through the end of the performance of the settlement agreements.  This cost is eighty-five thousand two hundred ten dollars and eighty cents ($85,210.80) as of January 15, 2024.

On May 22, 2023, Lim Chap Huat filed a Memorandum of Law in Support of Plaintiff’s Motion for Summary Judgment in Lieu of Complaint Pursuant to CPLR 3213 in the Supreme Court of the State of New York (Index No. 652474/2023) against the Company.  The Memorandum of Law seeks summary judgment on a promissory note made by the Company in the principal amount of $200,000, plus interest at the rate of 12%, as well as attorney’s fees and costs incurred, to recover unpaid monies owned by the Company.  The Company has obtained legal counsel to dispute the charges.  On October 29, 2024, the Company entered into a Settlement Agreement and Mutual

NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

Limited Release between itself and Lim Chap Huat (“Lim”). Pursuant to this settlement agreement, the Company will pay a total of $275,000 to Lim. In addition, the Company will execute and deliver an Affidavit of Confession of Judgment to Lim, which can be filed with any New York court of competent jurisdiction in order to collect on the payment until the amount has been paid in full. In return, the Company received a release by Lim of all actions taken against the Company and withdraw his action with the Supreme Court of the State of New York, County of New York against the Company entitled Lim Chap Huat v. Global Arena Holding, Inc., 652474/2023. On December 20, 2024, the Company paid $250,000 of the settlement debt. On January 6, 2025, the Company paid $25,000 of the settlement debt, completing the terms of the settlement.

NOTE 10 - SOFTWARE

During the nine months ended September 30, 2024 and 2023, we capitalized $31,838 and $Nil of such costs representing the costs incurred in for the enhancement of the GES Software.

NOTE 11 - AGREEMENTS

On March 25, 2021, the Company entered into a second amended purchase agreement (APA) with Election Services Solutions. Under the second APA the Company entered into an amended asset purchase agreement with Election Services Solutions, LLC.  Under the amended APA, the Company will purchase 100% of the assets of Election Services Solutions, LLC and the Company will pay $650,000, of which $511,150 has already been paid, and issue 40,000,000 common shares to purchase these assets under this second amended APA. This APA replaces the first amended purchase agreement signed on May 10, 2019, wherein the Company was to purchase 100% of the assets of Election Services Solutions, LLC. The Company was to pay $550,000, of which $511,150 has already been paid, and issue 20,000,000 common shares to purchase these assets under this first amended APA. GES derives over 80% of its current business from Election Services Solutions.  On August 2, 2024, the Company entered into a convertible promissory note agreement with the former owner of Elections Service Solutions managing director to finalize the purchase of GES. The note has a principal amount of $138,850 due in August 2, 2025, with an annual interest rate of 12%.

On May 13, 2019, the Company entered into a joint venture agreement with Voting Portals, LLC (“VP”). Pursuant to this agreement, the joint venture will be making use of the VP online e-voting web portal solutions and proprietary e-voting software programs to service and fulfill GES’s clients’ online elections and other e-voting events pursuant to the terms of the agreement, as well as any other ventures and relationships agreed to pursuant to the goals of the agreement. The Agreement was amended and as part of this agreement, the Company will be issuing 10,000,000 common shares to VP for services rendered, and VP will own 100% of the rights to the software, while GES will be responsible for all administrative and other election procedures. The Company is reviewing the viability of this joint venture, and anticipates renegotiating the joint venture in the second quarter of 2025.

On January 14, 2022, GES entered into an Independent Consulting Agreement (ICA) with Magdiel Rodriquez. Under the terms of the ICA Magdiel Rodriquez will receive 15,000,000 million common shares in return for his software expertise in the development of GES election software. This new ICA replaces an amended MSA signed May 13, 2019, with HCAS and Magdiel Rodriquez wherein the Company was to issue a total of 30,000,000 warrants to purchase the Company’s common shares at a price of $0.005 as consideration for the services of HCAS and Mr. Magdiel Rodriquez. Mr. Rodriguez has over 25 years’ experience in the areas of Information Security, Enterprise Risk Management and Compliance, Information Technology and Operations including 21 years with Visa Inc. where he performed as Senior Business Leader of Information Security. Magdiel has extensive experience in a broad range of areas related to Information Security, Network Engineering, and Enterprise Governance, Risk and Compliance and Payment networks within the financial industry. Management anticipates the closing of this transaction will occur in the second quarter of 2025.

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

NOTE 11 - AGREEMENTS (continued)

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

GES Investment in TrueVote Inc.

On June 15, 2019, GES entered a Term Sheet, and Common Stock Purchase Agreement to create a joint venture with TrueVote, Inc. Under the terms of the agreement GES was to invest $50,000 into a 24 Month Debenture and issue a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company. The Company will receive 3 million common shares of TrueVote, representing 30% of TrueVote Inc. The Company on December 17, 2019, paid $ 40,000 to True Vote. Under the terms of the agreement GES is to invest an additional $10,000 and the Company issues a 3-year warrant exercisable at $0.01 for 4,500,000 common shares of the Company.

On February 27, 2023, GES entered into a First Amendment to a Convertible Promissory Note with an investor originally dated December 20, 2019. The related Stock Purchase Agreement signed December 19, 2019, wherein GES received 3,000 common shares of the 10,000 common stock outstanding of TrueVote remained unchanged. As part of TrueVote revised transaction, new GAHC warrants were issued to the Principals of True Vote Inc., Brett Morrison and Ped Hasid. The warrants were issued on February 27, 2023 and each individual is entitled to exercise the warrants to purchase a maximum of 2,250,000 (Two Million, Two Hundred Fifty Thousand) fully-paid and non-assessable shares of the GAHC Common Stock, par value $0.001 per share at an exercise price of $0.0012 per Share, replacing a previous conversion price of $0.01. The warrants are exercisable for a period of two years from the issuance date. . The transaction closed on February 27, 2023.

2) Tidewater Energy Group Inc.

On November 19, 2019, the Company formed Tidewater Energy Group Inc., a 51% subsidiary, formed to explore opportunities in the oil, gas, mineral, and energy business. The Company closed Tidewater Energy Group Inc. on December 31, 2024.

3) GAHI Acquisition Corp.

On June 7, 2019, the Company’s second subsidiary, GAHI Acquisition Corp. (GAHI) was authorized by the Company’s Board of Directors to infuse an initial deposit of $50,000 into the subsidiary for general capital and administrative expenses. GAHI Acquisition will be repurposed in order to explore potential new business ventures in an effort to increase shareholder value. The Company added Mr. Jason N. Old to the GAHI Acquisition Board as a Director. On November 28, 2019, the Company’s Board of Directors authorized the termination of the transaction previously authorized to infuse an initial deposit of $50,000 into GAHI Acquisition for general capital and administrative expenses and have GAHI Acquisition repurposed in order to explore opportunities in the energy and minerals business, which may provide investment opportunities, including the possibility of providing blockchain technology software to energy and mineral companies. GAHI Acquisition will remain a 100% subsidiary of the Company and will focus on Blockchain related companies for investments and acquisition. The Company closed GAHI Acquisition on September 30, 2024.

NOTE 11 - AGREEMENTS (continued)

4) Fortis Industria, LLC

On January 26, 2023, the Company filed Articles of Organization with the State of Nevada to create a limited liability company called Fortis Industria, LLC. The Company owns 90% of the member interests. John S. Matthews, an officer and director of the Company owns 5% of the member interests. Fortis is currently discussing potential new acquisitions.

5) Enfield Exploration Corp.

On March 28, 2023, GES entered into a non-binding letter of intent with Enfield Exploration Corp., a corporation existing under the laws of the Provinces of British Columbia, Albert and Ontario, whereby Enfield will acquire the business of GES. The purchase price shall be the issuance of 10,000,000 shares of Enfield at a deemed price of $0.50 per share in exchange for all of the issued and outstanding shares of GES. This transaction was terminated on September 1, 2023.

6) 1329291 B.C. Ltd.

On November 29, 2023 the Company signed an amended and restated non-binding letter of intent letter that sets out the terms and conditions pursuant to which 1329291 B.C. Ltd. a company incorporated under the laws of the Province of British Columbia and a reporting issuer in the provinces of British Columbia, Alberta, Saskatchewan, Manitoba, will acquire all of the issued and outstanding equity securities and securities convertible into equity securities of Global Election Services Inc. The purchase price shall be the issuance of 22,000,000 common shares of 1329291 B.C. Ltd. at a deemed price of $0.25 per share in exchange for all of the issued and outstanding shares of GES. The Company’s Board of Directors terminated this Letter of Intent on September 2, 2024, after thorough due diligence.

7) Convertible Promissory Notes

On January 26, 2023, the Company entered into a convertible note with an investor for the amount of $54,600. The note bears a 12% interest and matures in twelve months. This note has been paid in full through the conversion of common stock of the Company. This Note has been paid off as of 12/31/24.

On January 31, 2023, the Company and a note holder entered into a settlement, beginning February 5, 2023 and on the fifth day of the next four (4) months thereafter, the Company shall secure a third party (a “Third Party Purchaser”) to purchase from Holder a minimum of Sixty Thousand Dollars ($60,000) of unpaid principal and accrued interest under the Note and on July 1, 2023 the Company shall secure a Third Party Purchaser to purchase from Holder all remaining unpaid principal and accrued interest under the Note with each such purchase to be allocated pro rata between the remaining unpaid principal and accrued interest.  The Company has been working with the noteholder on an ongoing basis to complete the terms of the settlement.

On March 10, 2023, the Company entered into a convertible note with an investor for the amount of $32,500. The note bears a 12% interest and matures on June 30, 2025.

NOTE 11 - AGREEMENTS (continued)

On April 8, 2023, Global Election Services, entered into a secured Original Discount Convertible Promissory Note with an investor for the amount of $7,000, with an original discount amount of $3,000. The note bears a 12% interest and matures in twelve months. The note can be converted to the Company’s common stock at $0.0040 per share. This note was paid off as of September 30, 2023.

On April 11, 2023, Global Elections Services, Inc. entered into a Convertible Promissory Note with an investor for $15,000. The note bears a 12% interest and matures on June 30, 2025.. The Note can be converted into Global Election Services Inc. common stock at a $5,000,000 valuation.

On May 18, 2023, Global Arena Holding, Inc, entered into an unsecured Convertible Promissory Note with an investor for the amount of $20,000. The note bears a 12% interest and matures in twelve months. The note can be converted to the Company’s common stock at $0.001 per share. This Note has been paid off as of 12/31/24.

On June 1, 2023, Global Election Services entered into a Convertible Promissory Note with an investor in the principal amount of $5,800 with an annual interest of $12% to a non-affiliate with a maturity date of September 1, 2023. This note was paid off as of September 30, 2023.

On June 6, 2023, Global Elections Services, Inc. entered into an unsecured Convertible Promissory Note at $20,000 with an investor. The note bears a 12% interest rate and matures on June 30, 2025. The note can be converted to the Company’s common stock at $0.40 per share.

On June 6, 2023, Global Elections Services, Inc. entered into an unsecured Convertible Promissory Note with an investor at $6,500. The note bears a 12% interest rate and matures June 12, 2023. The note can be converted to the Company’s common stock at $0.50 per share. The note has been repaid in full as of September 30, 2022.

On June 6, 2023, Global Election Services, Inc. entered into a convertible promissory note in the principal amount of $10,000 with an annual interest rate of 12% with the maturity date is June 6, 2024. This note has been repaid in full as of June 30, 2023.

On June 7, 2023, Global Election Services, Inc. entered into an unsecured Convertible Promissory Note with an investor at $10,000. The note bears a 12% interest rate and matures on June 30, 2025.. The note can be converted to the Company’s common stock at $0.40 per share.

On August 23, 2023, the Company entered into a 12% annum interest convertible promissory note with an investor for the principal amount of $62,000 with an original issue discount in the amount of $6,200 mature in twelve months. The note can be converted to the Company’s common stock at $0.0005 per share.The note can be converted to the Company’s common stock at $0.0005 per share. In connection with the issuance of the convertible promissory note, the Company also issued two common stock purchase warrant, the first common stock purchase warrant for a total of 50,000,000 shares of the Company’s common stock and the second common stock purchase warrant for a total of 180,000,000 shares of the Company’s common stock. The exercise price for both warrants is $0.002 per share vesting in five years. As of 12/31/24 the balance is $19,267.77.

On June 14, 2023, Global Election Services, Inc. entered into an unsecured Convertible Promissory Note with an investor at $30,000. The note bears a 12% interest rate and matures on June 30, 2025.. The note can be converted to the Company’s common stock at $0.40 per share.

On July 7, 2023, Global Election Services, entered into a secured Original Discount Convertible Promissory Note with an investor for the amount of $57,500, with an original discount amount of $7,500. The note bears a 12% interest and matures on June 30, 2025.. The note can be converted to the Company’s common stock at $0.40 per share.

On August 4, 2023, Global Election Services, entered into a secured Original Discount Convertible Promissory Note with an investor for the amount of $30,000, with an original discount amount of $5,000. The note bears a 12% interest and matures on June 30, 2025. The note can be converted to the Company’s common stock at $0.040 per share.

NOTE 11 - AGREEMENTS (continued)

On August 8, 2023, Global Election Services entered into a secured Original Discount Convertible Promissory Note with an investor for the amount of $23,000, with an original discount amount of $5,000. The note bears a 12% interest and matures in twelve months. The note can be converted to the Company’s common stock at $0.040 per share. This note has been repaid in full as of September 30, 2023.

On August 14, 2023, Global Election Services, entered into a secured Original Discount Convertible Promissory Note with an investor for the amount of $23,000, with an original discount amount of $5,000. The note bears a 12% interest and matures in twelve months. The note can be converted to the Company’s common stock at $0.040 per share. This note has been repaid in full  as of September 30, 2023.

On August 25, 2023, Global Election Services, entered into a secured Original Discount Convertible Promissory Note with an investor for the amount of $5,000, with an original discount amount of $500. The note bears a 12% interest and matures in twelve months. The note can be converted to the Company’s common stock at $0.040 per share. This note has been repaid in full  as of September 30, 2023.

On September 15, 2023, Global Election Services entered into a secured Original Discount Convertible Promissory Note with an investor for the amount of $15,500, with an original discount amount of $5,000. The note bears a 12% interest and matures on June 30, 2025. The note can be converted to the Company’s common stock at $0.040 per share.

On October 24, 2023, Global Election Services, entered into a secured Original Discount Convertible Promissory Note with an investor for the amount of $25,000, with an original discount amount of $5,000. The note bears a 12% interest and matures on November 20, 2024. The note can be converted to the Company’s common stock at $0.040 per share.

This Note has been repaid in full as of 12/31/24.

On December 6, 2023, Global Election Services, Inc. entered into an unsecured Convertible Promissory Note with an investor at $10,000. The note bears a 12% interest rate and matures on June 30, 2025.

On December 12, 2023, Global Election Services, Inc. entered into an unsecured Convertible Promissory Note with an investor at $20,000. The note bears a 12% interest rate and matures on June 30, 2025.

On December 13, 2023, Global Election Services, Inc. entered into an unsecured Convertible Promissory Note with an investor at $30,000. The note bears a 12% interest rate and matures on June 30, 2025.

On December 28, 2023, Global Election Services, Inc. entered into an unsecured Convertible Promissory Note with an investor at $20,000. The note bears a 12% interest rate and matures on June 30, 2025.

On January 8, 2024, Global Arena Holding, Inc. entered into a Convertible Promissory Note at $28,750, with a discount of $3,750. The note bears a 15% interest rate and matures October 15, 2024. The note can be converted to the Company’s common stock at 75% multiplied by the lowest trading price for the common stock during the ten trading days prior to the conversion date. This Note has been repaid in full as of 12/31/24.

On January 25, 2024, Global Election Services entered into a Convertible Promissory Note with an investor in the principal amount of $15,000 with an annual interest of $12% to a non-affiliate with a maturity date of June 30, 2025.

On February 7, 2024, Global Election Services entered into a Convertible Promissory Note with an investor in the principal amount of $15,000 with an annual interest of $12% to a non-affiliate with a maturity date of June 30, 2025.

On February 9, 2024, Global Election Services entered into a Convertible Promissory Note with an investor in the principal amount of $10,000 with an annual interest of $12% to a non-affiliate with a maturity date of June 30, 2025.

On March 15, 2024, Global Election Services entered into a Convertible Promissory Note with an investor in the principal amount of $20,000 with an annual interest of $12% to a non-affiliate with a maturity date of April 5, 2024.

As of February, 28, 2025 this note has been repaid in full.

On March 15, 2024, Global Election Services entered into a Convertible Promissory Note with an investor in the principal amount of $10,000 with an annual interest of $12% to a non-affiliate with a maturity date of April 14, 2024

As of June 30, 2024, Global Election Services has repaid this note in full.

NOTE 11 - AGREEMENTS (continued)

On April 11, 2024, an investor invested $12,000 into Global Election Services. On April 25, 2024, Global Election Services repaid the non-affiliate  back in full.

On March 7, 2024, an investor invested $10,000 into Global Election Services.  On April 25, 2024, Global Election Services repaid the non-affiliate  back in full.

On May 10, 2024, an investor invested $7,500 into Global Election Services. On May 16, 2024, Global Election Services repaid the non-affiliate  back in full.

On May 16, 2024, an investor invested $15,000 into Global Election Services.. On June 14, 2024, Global Election Services repaid the non-affiliate  back in full.

On May 31, 2024, an investor invested $15,000 into Global Election Services. On June 14, 2024, Global Election Services repaid the investor back in full.

On July 19, 2024, Global Election Services entered into a Convertible Promissory Note with an investor in the principal amount of $25,000 with an annual interest of $12% to a non-affiliate with a maturity date of September 2, 2024. As of 6/30/24, Global Election Services repaid the non-affiliate back in full.

On August 2, 2024, Global Election Services entered into a Convertible Promissory Note with an investor in the principal amount of $20,000. The note bears a 12% interest rate and matures June 30,2025. The note can be converted to the Company’s common stock at $0.16 per share.

On August 2, 2024, In connection with the purchase of GES the company entered into a Convertible Promissory Note with an investor to pay off the remaining balance of the investment and finalize its purchase. The note is in the principal amount of $138,850, bears a 12% interest rate and matures August 2, 2025. The note can be converted to the Company’s common stock at $0.16 per share

On August 8, 2024, Global Election Services entered into a Convertible Promissory Note with an investor in the principal amount of $17,000. The note bears a 12% interest rate and matures June 30, 2025. The note can be converted to the Company’s common stock at $0.75 per share.

On August 22, 2024, Global Election Services entered into a Convertible Promissory Note with an investor in the principal amount of $35,000. The note bears a 12% interest rate and matures June 30, 2025. The note can be converted to the Company’s common stock at $0.16 per share.

NOTE 12 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the consolidated financial statements were issued. Based upon the review, the Company did not identify other subsequent events that would have required adjustment or disclosure in the financial statement, except for the following:

On October 29, 2024, the Company entered into a Settlement Agreement and Mutual Limited Release between itself and Lim Chap Huat. Pursuant to the settlement agreement, the Company agreed to pay a total of $275,000 to Mr. Lim. In addition, the Company agreed to execute and deliver an Affidavit of Confession of Judgment to Mr. Lim, which can be filed with any New York court of competent jurisdiction in order to collect on the payment until the amount has been paid in full. In return, the Company received a release by Mr. Lim of all actions taken against the Company and a withdrawal his action with the Supreme Court of the State of New York, County of New York against the Company entitled Lim Chap Huat v. Global Arena Holding, Inc., 652474/2023. On December 20, 2024, the Company paid $250,000 of the settlement debt. On January 6, 2025, the Company paid $25,000 of the settlement debt, completing the terms of the settlement.

NOTE 12 - SUBSEQUENT EVENTS (continued)

On September 20, 2024, the Company entered into a non-binding letter of intent and term sheet with Easterly Capital LLC (“Easterly”) to sell the assets of Global Election Services Inc. through an Asset Purchase Agreement. Pursuant to the term sheet, Easterly intends to form an acquisition corporation and pay the Company $2,750,000 in cash, which the Company intends to use to settle pending litigation and currently outstanding debt. In addition, in consideration of the assets of Global Election Services Inc, Easterly also intends to provide 40% of the common stock of the new acquisition corporation to the Company, which the Company intends to use to settle pending litigation, and currently outstanding debt.

The Company has receive the following advances to fund working capital and transaction expenses in the form of notes, which the parties intend will convert into Series A preferred stock of the new acquisition corporation at closing.

•	On October 2, 2024, the Company received $250,000 from the issuance of a Convertible Promissory Note with an investor. The note bears a 15% interest rate and matures April 2, 2025.
•	On December 13, 2024, the Company received $100,000 from the issuance of a Convertible Promissory Note with an investor. The note bears a 15% interest rate and matures June 13, 2025.
•	On December 19, 2024, the Company received $170,000 from the issuance of a Convertible Promissory Note with an investor. The note bears a 15% interest rate and matures June 19, 2025.
•	On January 31, 2025, the Company received $200,000 from the issuance of a Convertible Promissory Note with an investor. The note bears a 15% interest rate and matures July 31, 2025.

The Company used $270,000 of these receivables to pay the Lim settlement.

The company anticipates that the asset sale will close in the second quarter of 2025. The asset sale is subject to ongoing negotiation of the definitive documentation and there can be no assurance that the asset sale will occur on the current terms or at all.

Between November 21, 2024 and February 19, 2025, the Company raised $200,500  through financing efforts and through the issuance of promissory notes, as disclosed below:

•	On November 21, 2024, the Company entered into a revenue share agreement with Octane Financing LLC for a total of $47,500.
•	On December 6, 2024, the Company issued a Convertible Promissory Note in the principal amount of $12,000 to an investor. The note bears a 12% interest rate and matures April 30, 2025.
•	On December 9, 2024, the Company entered into a Convertible Promissory Note in the principal amount of $10,000 with an investor. The note bears a 12% interest rate and matures April 30, 2025.
•	On December 10, 2024, the Company entered into a Convertible Promissory Note in the principal amount of $8,500 with an investor. The note bears a 12% interest rate and matures on April 30, 2025.
•	On December 10, 2024, the Company entered into a Convertible Promissory Note in the principal amount of $15,000 with an investor. The note bears a 12% interest rate and matures on April 30, 2025.
•	On December 31, 2024, the Company entered into a Convertible Promissory Note in the principal amount of $7,500 with an investor. The note bears a 12% interest rate and matures on April 30, 2025.
•	On February 19, 2025, the Company received $100,000 from the issuance of a Convertible Promissory Note with an investor. The note bears a 12% interest rate and matures March 30, 2025

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Current GES Corporate Operations

GES has developed and deployed proprietary registration software, which was designed specifically to authenticate and register voters. This proprietary software functions as a data storage and retrieval registration system by cross-referencing eligibility status within a control voter database. In a mail ballot election, the voter’s ID barcode, QR code, or signature on the business reply envelope, can be scanned and the status of that voter is identified. If the voter is not eligible to vote or another ballot for that individual has already been registered in the system, that ballot is marked VOID and removed from the count. In an in-person election, the voter provides their name for look-up in the system. If they have not voted, a signature box pops up on the screen, the voter signs an electronic signature-pad and the digital signature is captured next to their name. If a voter tries to vote more than once, an alert will pop up indicating that the voter has already registered, and the voter will not receive an additional ballot. Because we account for every single ballot, the system has multiple reporting options, which include the list of valid envelopes and list of voters whose ballot was void, detailing the reason. Once the voter is authenticated, the identifiers are removed to ensure a secret vote, and the ballot is scanned for tabulation.

GES developed proprietary scanning and tabulation election software. This software features advanced OMR/OCR/barcode scanning and tabulation system featuring de-skewing, de-speckling and image correction. The computer hardware was designed to run hard wired without Internet or Wi-Fi access, ensuring complete security. The system allows for triple-auditing capabilities, which are electronically generated tabulation results, .jpeg imaging and storage, and the original physical ballot. This advancement gives GES the ability to tabulate elections faster and more efficiently. As experts in paper/mail ballot elections, GES began deploying this system in our elections in the third quarter of 2017.

In 2020 GES developed, built and implemented a propriety online election voting solution that is compliant with Title IV of the United States Department of Labor Office of Labor-Management Standards.

GES built the platform on Amazon Web Services (AWS), which we believe is one of the most secure global infrastructures, and is a comprehensive, evolving platform provided by Amazon that includes a mixture of infrastructure as a service (IaaS) platform as a service and packaged software (PaaS), and software as a service offerings (SaaS).

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

GES encryption software uses AES 256 with a cryptographic key using an RSA elliptic curve of 4096, which is used to encrypt the communication of the client and the GES server, as well as all client data hosted in the server. A six-digit security code, delivered to the voter’s email address provided by the client, must be validated by the prospective voter in order to authenticate the identity of the voter before the voter may access the ballot. After validating the voter, the voter then votes anonymously, so that the identity of the voter and the ballot cast can never be matched.

The GES voting platform verifies that the users do not use the back and forward browser button, a safe mechanism against tampering. Distributed denial of service DDoS protection tools help secure websites and applications and prevent DDoS attacks, which bombard websites with traffic traditionally delivered via “botnets" that are created by networked endpoints connected via malware. The DDoS software protection provides always-on detection and automatic inline mitigations that minimize application downtime and latency.

Every state has election software developers and manufacturers who may also qualify by meeting individual requirements for individual states in the United States.

GES has begun undertaking the following six step benchmarks to qualify for the updated U.S. certification and is also considering individual State certifications:

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

Trends and Uncertainties

The Company currently has minimal revenues and operations and is investigating potential businesses and companies for acquisition to create and/or acquire a sustainable business. Our ability to acquire or create a sustainable business may be adversely affected by our current financial conditions, availability of capital and/or loans, general economic conditions which can be cyclical in nature along with prolonged recessionary periods, and other economic and political situations.

The Company has generated recurring losses and cash flow deficits from its operations since inception and has had to continually borrow to continue operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or generate positive cash flows from operations.   Management believes that it will be successful in obtaining additional financing, from which the proceeds will be primarily used to execute its new operating plans. The Company plans to use its available cash and new financing to develop and execute its new business plan and hopefully create and maintain a self-sustaining business.  However, the Company can give no assurances that it will be successful in achieving its plans or if financing will be available or, if available, on terms acceptable to the Company, or at all.  Should the Company not be successful in obtaining the necessary financing to fund its operations and ultimately achieve adequate profitability and cash flows from operations, the Company would need to curtail certain or all its operating activities.

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

Liquidity and Capital Resources

As of September 30, 2024, the Company had an accumulated deficit of $33,208,472 and a working capital deficit of $10,391,953. Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

For the nine months ended September 30, 2024, the Company recorded a net loss of $710,164. We recorded an amortization of debt discount of $87,571 and a gain from change in fair value of derivative liability of $24,311. We had an increase in accrued expenses of $387,130. We had a decrease in accounts payable of $16,000. As a result, we had net cash used in operating activities of $182,242 for the nine months ended September 30, 2024.

For the nine months ended September 30, 2024, we invested $138,150 to finalize the acquisition of election service solutions and enhanced its software in the amount of $31,838. As a result, we had net cash used in financing activities of $169,988 for the nine months ended September 30, 2024.

For the nine months ended September 30, 2024, we received $381,649 as proceeds from the issuance of convertible promissory notes payable, $299,005 as proceeds from the issuance of promissory notes payable, repaid $125,750 of outstanding convertible promissory notes payable and repaid $216,128 of promissory notes payable. As a result, we had net cash provided by financing activities of $338,776 for the nine months ended September 30, 2024.

For the nine months ended September 30, 2023, the Company recorded net loss of $994,500. We recorded an amortization of debt discount of $199,833, and a change in fair value of derivative liability of $111,642 and spent $22,396 as a non-cash expense associated with warrants.  We had an increase in accounts payable of $16,000 and prepaid expenses of $2,250. We also had an increase in accrued expenses of 572,174.  As a result, we had net cash used in operating activities of $(293,489) for the nine months ended September 30, 2023.

For the nine months ended September 30, 2023, we received $349,458 as proceeds from the issuance of convertible promissory notes payable and repaid $(171,806) of outstanding convertible promissory notes payable and received $119,687 as proceeds from the issuance of notes payable and repaid $(145,646) of outstanding note payable. We also received an investment from a director of $6,700.  As a result, we had net cash provided by financing activities of $158,393 for the nine months ended September 30, 2023.

Results of Operations for the Three Months Ended September 30, 2024, compared to the Three Months Ended September 30, 2023

Revenues for the three months ended September 30, 2024, were $350,041 compared to $268,304 for the three months ended September 30, 2023, an increase of $81,737.  Most of our clients hold elections over a three-year cycle. This increase in revenues is due primarily to fewer elections being held during the three-month period in 2023.

Salaries and benefits totaled $20,618 for the three months ended September 30, 2024, compared to $47,015 for the three months ended September 30, 2023. This decrease was related to the change in the Company’s salary agreement with its directors.

Professional fees for the three months ended September 30, 2024, totaled $176,916 compared to $134,333 for the three months ended September 30, 2023, an increase of $42,583. This increase is primarily due to increased legal fees during the three months ended September 30, 2024.

For the three months ended September 30, 2024, we incurred marketing and advertising expenses of $50,429 compared to $27,576 in the three months ended September 30, 2023. We incurred software development expenses of $nil in 2024 compared to $9,270 in 2023, we incurred printing costs of $184,679 in 2024 compared to $85,086 in 2023, and we incurred general and administrative expenses of $23,816 in 2024 compared to $43,564 in 2023. The increase in printing expenses was mainly due to an increase in costs related to the increase in revenue.

Total operating expenses for the three months ended September 30, 2024, were $456,458, compared to $346,844 for the three months ended September 30, 2023, an increase of $109,614 principally due to reasons discussed above.

Results of Operations for the Nine Months Ended September 30, 2024, compared to the Nine Months Ended September 30, 2023

Revenues for the nine months ended September 30, 2024, were $930,354 compared to $612,468 for the nine months ended September 30, 2023, an increase of $317,886.  Most of our clients hold elections on a three-year cycle. This increase in revenues is due primarily to fewer elections held during the nine-month period in 2023.

Salaries and benefits totaled $96,617 for the nine months ended September 30, 2024, compared to $281,825 for the nine months ended September 30, 2023. This decrease was due to the employment compensation amended for John Matthews and Kathryn Weisbeck since the second quarter of 2023 and reduced the salary to $2 per quarter per person.

Professional fees for the nine months ended September 30, 2024, totaled $319,477 compared to $333,739 for the nine months ended September 30, 2023, a decrease of $14,262. This decrease is primarily due to decreased assistance needed during the nine months ended September 30, 2024.

For the nine months ended September 30, 2024, we incurred marketing and advertising expenses of $131,379 compared to $90,455 in the nine months ended September 30, 2023. We incurred software development expenses of $4,990 in 2024 compared to $18,839 in 2023, we incurred printing costs of $307,320 in 2024 compared to $121,223 in 2023, and we incurred general and administrative expenses of $124,131 in 2024 compared to $142,274 in 2023. The increase in printing expenses was mainly due to an increase in costs related to the increase in revenue.

Total operating expenses for the nine months ended September 30, 2024, were $983,914, compared to $988,355 for the nine months ended September 30, 2023, a decrease of $4,441 principally due to reasons discussed above.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2024.

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Based on this evaluation, our chief executive officer and chief financial officer concluded such controls and procedures were not effective as of September 30, 2024 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the nine months ended September 30, 2024. Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 26, 2017, the Company entered into a settlement agreement with a prior attorney with regards to outstanding legal fees owed. Pursuant to this settlement agreement, the Company paid $25,000 on January 5, 2018, and $25,000 on February 5, 2018, and was required to pay an additional $200,000 during 2018. On December 14, 2020, the parties amended the settlement agreement to state that the Company shall pay the prior attorney Two Hundred Nineteen Thousand, Five Hundred and Seventy-Six Dollars ($219,576). As of September 30, 2024, the Company has made total payments of $75,000 toward the remaining balance.

On June 30, 2022, the Company was named as a defendant in a lawsuit filed in the Supreme Court of the State of New York, Index No. 651531/2002. The plaintiff has alleged breach of contract and unjust enrichment. The plaintiff is seeking damages relating to a plaintiff’s prior employment agreement with the Company. The Company has obtained counsel to dispute the charges. On July 19, 2023, the Company entered into a settlement agreement with the plaintiff, requiring the Company to pay $30,000.  The Company made payments of $5,000 on September 15, 2023, and $5,000 on November 10, 2023. On March 8, 2024, the Company made payments of $5,000. On April 25, 2024, the Company made payments of $5,000.  As of the date of filing, there is $5,000 outstanding on this settlement.

On May 1, 2023, Brett Pezzuto and Christian Pezzuto filed a complaint in the United States District Court for the Southern District of New York (Civil Action No. 1:23-cv-03591) against the Company and GES for breach of contract for failures to pay monies owned pursuant to promissory notes and for not providing plaintiffs an opportunity to convert their promissory notes to common stock.  The plaintiffs are asking for damages in the aggregate amount of $1,565,610.    The case was settled on February 12, 2024, with an amendment to the settlement agreement signed by the parties on April 19, 2024.  Under this settlement agreement, the Company shall enter into confession of judgment agreements with each of Brett and Christian Pezzuto for the principal and interest due and owing on their respective convertible promissory notes for GAHC and GES (the “GAHC Notes” and “GES Notes”, respectively) through September 30, 2024, which totals to each Brett and Christian the sum of two hundred and thirty-four thousand dollars ($234,000) (the “GAHC Settlement Sum”).  If the Company does not pay the respective GAHC Settlement Sum to both Brett and Christian prior to September 30, 2024, then Brett and Christian or their agents shall have the right to enforce the confession of judgment.  Brett and Christian have the right, but not the obligation, to convert their respective GAHC Notes at $0.001 per share.  If Brett and Christian do not elect to convert the GAHC Notes, the GAHC Notes will be paid as described above.  In addition, Brett and Christian have each been granted seventy-five million (75,000,000) warrants for a total of one hundred fifty million (150,000,000) warrants at a strike price of $0.001 per share for a period of five years.  The GES Notes have an outstanding principal and interest balance of one hundred seventy-six thousand six hundred forty-one dollars ($176,641) (the “GES Notes Sum”) for each Brett and Christian.  The GES Notes will be converted into stock of 1329291 B.C. Ltd, which is doing an acquisition of GES.  If the GES acquisition does not take place, Brett and Christian or their agents shall have the right to enforce the confession of judgement agreements on the GES Notes.  On or before September 30, 2024, the Company will reimburse Brett and Christian Pezzuto for their actual legal fees and costs incurred through the end of the performance of the settlement agreements.  This cost is eighty-five thousand two hundred ten dollars and eighty cents ($85,210.80) as of January 15, 2024.  Management is negotiating an extension on this payment.

On May 22, 2023, Lim Chap Huat filed a Memorandum of Law in Support of Plaintiff’s Motion for Summary Judgment in Lieu of Complaint Pursuant to CPLR 3213 in the Supreme Court of the State of New York (Index No. 652474/2023) against the Company.  The Memorandum of Law seeks summary judgment on a promissory note made by the Company in the principal amount of $200,000, plus interest at the rate of 12%, as well as attorney’s fees and costs incurred, to recover unpaid monies owned by the Company.  On October 29, 2024, the Company entered into a Settlement Agreement and Mutual Limited Release between itself and Mr. Lim Chap Huat. Pursuant to this settlement agreement, the Company agreed to  pay a total of $275,000 to Mr. Lim. In addition, the Company agreed to execute and deliver an Affidavit of Confession of Judgment to Mr. Lim, which can be filed with any New York court of competent jurisdiction in order to collect on the payment until the amount has been paid in full. In return, the Company received a release by Mr. Lim of all actions taken against the Company and withdrawal of his action with the Supreme Court of the State of New York, County of New York against the Company entitled Lim Chap Huat v. Global Arena Holding, Inc., 652474/2023. On December 20, 2024, the Company paid $250,000 of the settlement debt. On January 6, 2025, the Company paid $25,000 of the settlement debt, completing the terms of the settlement.

Item 1A.  Risk Factors

1.            You could lose your entire investment.

The Company’s securities are highly speculative, involve a high degree of risk and should not be purchased by any person who cannot afford the loss of the entire investment.

2.            Our auditors have raised substantial doubt about our ability to continue as a going concern.

The Company does not have sufficient working capital necessary to pursue its business objectives, our auditors have expressed their opinion that we may fail in the future if we do not generate revenue and profits in the near future. The Company is a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

To continue as a going concern, we will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by seeking equity and/or debt financing sufficient to meet our minimal operating expenses and for specific project financing. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans.

3.            The sale or issuance of a substantial number of our common shares will likely negatively affect the market price of our common shares.

The future sale of a substantial number of common shares in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price for our common shares. The Company may also issue common shares as part of any strategic acquisitions the Company may engage in or for other business purposes, which would dilute your interest in our business.  Also, common shares issued in this manner could negatively affect the market price of our common shares.

4.            We do not intend to pay cash dividends on our common shares in the foreseeable future.

Any payment of cash dividends will depend upon our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our board of directors.  The Company does not anticipate paying cash dividends on our common shares in the foreseeable future.  Furthermore, we may incur indebtedness that may restrict or prohibit the payment of dividends.

5.            Developments in market and economic conditions have in the past adversely affected, and may in the future adversely affect, our business and profitability.

Performance in the elections industry is heavily influenced by the overall strength of economic conditions and financial market activity, which generally have a direct and material impact on our results of operations and financial condition. It is difficult to predict if uncertain and unfavorable market and economic conditions will arise in 2024, which will cause market and economic conditions to deteriorate.

6.            Our subsidiary faces intense competition in these uncertain financial times and their financial results can be negatively affected.

All aspects of elections technology are highly competitive. The firms that our subsidiary compete with include large well-known firms who have substantially greater financial and personnel resources. Our subsidiary competes for business based on our experience in the industry, its ability to execute business transactions and the strength of our relationships with their clients.   Intense competition could negatively affect their operations.

7.            We depend on computer and telecommunications systems, and failures in our systems or cyber security attacks could significantly disrupt our business operations.

We have entered into agreements with third parties for hardware, software, telecommunications and other information technology services in connection with our business. In addition, we have developed or may develop proprietary software systems, management techniques and other information technologies incorporating software licensed from third parties. It is possible that we, or these third parties, could incur interruptions from cyber security attacks, computer viruses or malware, or that third party service providers could cause a breach of our data. We believe that we have positive relations with our related vendors and maintain adequate anti-virus and malware software and controls; however, any interruptions to our arrangements with third parties for our computing and communications infrastructure or any other interruptions to, or breaches of, our information systems could lead to data corruption, communication interruption, loss of sensitive or confidential information or otherwise significantly disrupt our business operations. Although we utilize various procedures and controls to monitor these threats and mitigate our exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing.

8.            Risk management processes may not fully mitigate exposure to the various risks that we face, including individual market risk, for our subsidiaries.

Our subsidiary continues to refine its risk management techniques, strategies and assessment methods on an ongoing basis. However, risk management techniques and strategies, may not be fully effective in mitigating our risk exposure in all economic market environments or against all types of risk. Our subsidiary might fail to identify or anticipate particular risks that our systems are capable of identifying, or the systems that they use, and that are used within the industry generally, may fail to anticipate certain risks. Any failures in their risk management techniques and strategies to accurately quantify their risk exposure could limit our ability to manage risks. In addition, any risk management failures could cause our losses to be significantly greater than the historical measures indicate. Further, our risk modeling cannot take all risks into account.

9.            We rely on our officers and the officers of our subsidiary companies in the execution of our business plan, and we would be adversely impacted if they were to become unavailable to us.

The Company believes that our ability to execute our business strategy will depend to a significant extent upon the efforts and abilities of John S. Matthews, our Chairman, and the officers of our subsidiary company Maralin Falik, and Kathryn Weisbeck.  If any of our officers were to become unavailable to us, our operations would be adversely affected.

10.          Our ability to attract, develop and retain highly skilled and productive employees is critical to the success of our business.

Our subsidiary faces intense competition for qualified employees from other businesses in the Elections industry, and the performance of our subsidiary may suffer to the extent we are unable to attract and retain employees effectively, particularly given the relatively small size of our company and our employee base compared to some of our competitors.

11.          We may suffer losses if our reputation is harmed.

Our subsidiary’s ability to attract and retain clients and employees may be diminished to the extent our reputation is damaged. If we fail, or are perceived to fail, to address various issues that may give rise to reputational risk, we could harm our business prospects. These issues include, but are not limited to, appropriately dealing with market dynamics potential conflicts of interest, legal and regulatory requirements, ethical issues, customer privacy, record-keeping, sales practices, and the proper identification of the legal, reputational, credit, liquidity and market risks inherent in our products and services. Failure to appropriately address these issues could give rise to loss of existing or future business, financial loss, and legal or regulatory liability, including complaints, claims and enforcement proceedings against us, which could, in turn, subject us to fines, judgments and other penalties.

12.          The application of the “penny stock” rules to our common shares could limit the trading and liquidity of the common shares, adversely affect the market price of our common shares and increase your transaction costs to sell those common shares (upon conversion, if any, of the Series A Preferred Shares.

As long as the trading price of the Company’s common shares is below $5.00 per common share, the open-market trading of our common shares will be subject to the “penny stock” rules, unless we otherwise qualify for an exemption from the “penny stock” definition.  The “penny stock” rules impose additional sales practice requirements on certain broker-dealers who sell securities to persons other than established customers and “accredited investors” as defined in SEC Rule 501(a).  These regulations, if they apply, require the delivery, prior to any transaction involving a “penny stock,” of a disclosure schedule explaining the “penny stock” market and associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive the purchaser’s written agreement to a transaction prior to sale.  These regulations may have the effect of limiting the trading activity of our common shares, reducing the liquidity of an investment in our common shares and increasing the transaction costs for sales and purchases of our common shares as compared to other securities.

13.          Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could prevent us from producing reliable financial reports or identifying fraud.  In addition, stockholders could lose confidence in our financial reporting which would have an adverse effect on our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud, and a lack of effective controls could preclude us from accompanying these critical functions.  We are required to document and test our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our company’s internal controls over financial reporting.  Because we are neither a “large accelerated filer” nor an “accelerated filer” as defined under SEC Rule 12b-2, we are not required to have the registered public accounting firm that prepares or issues our audit report to attest to or report on such management assessment.  Although we intend to augment our internal controls procedures and expand our accounting staff, we cannot guarantee that this will occur or that such augmentation and expansion will be sufficient.

During the course of our testing, we may identify deficiencies, which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404.  In addition, if we fail to maintain the adequacy of our internal accounting controls, as such standards are modified, supplemented or amended from time to time; we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404.  Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and cause investors to lose confidence in our reported financial information, either of which could have an adverse effect on our stock price.

14.          Our subsidiary election business is subject to complex and evolving U.S. and foreign election laws and regulations. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.

Our election subsidiary is subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including requirements and certification for hardware and software, user privacy, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, competition, protection of minors, consumer protection, taxation, and online payment services. Foreign data protection, privacy, and other laws and regulations are often more restrictive than those in the United States. These U.S. federal and state and foreign laws and regulations are constantly evolving and can be subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. Several proposals are pending before federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. Similarly, there have been several recent legislative, and certification guidelines in the United States, at both the federal and state level, that would impose new obligations in. the administration of elections. These existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to claims or other remedies, including fines or demands that we modify or cease existing business practices.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2024, the Company did not issue any shares of common stock.

During the nine months ended September 30, 2024, the Company issued an aggregate of 474,127,700 shares of common stock for conversion of $132,805 of convertible notes and $7,968 of accrued interest.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

(a)          None.

(b)          There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c)          During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

Item 6.  Exhibits

EXHIBIT TABLE
Reference Number	Item
31.1	Section 302 Certification of Principal Executive Officer.*
31.2	Section 302 Certification of Principal Financial Officer.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL ARENA HOLDING, INC.

Date: March 31, 2025	By:	/s/ JOHN MATTHEWS
John Matthews
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)