Form 10-K
period 2024-12-31
Global Arena Holding, Inc.
filed 2025-09-29
CIK 1138724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 000-49819

GLOBAL ARENA HOLDING, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0931599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1159 2nd Avenue, Ste 454, New York, New York 10065

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (646) 801-5524

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to section 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non voting stock held by non-affiliates of the registrant as of June 30, 2025, was approximately $169,535.

As of September 26, 2025, the number of shares of the registrant’s common stock, par value $0.001, outstanding was 1,695,351,226.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Global Arena Holding, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2024

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K for the year ended December 31, 2024 may constitute “forward-looking” statements. All statements, other than statements of historical facts, included herein and public statements by our officers or representatives, that address activities, events or developments that our management expects or anticipates will or may occur in the future are forward-looking statements, including but not limited to such things as future business strategy, plans and goals, competitive strengths and expansion and growth of our business. The words “estimate,” “plan,” “anticipate,” “expect,” “intend,” “believe,” “target,” “budget,” “may,” “can,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to” and similar words or expressions, or negatives of these terms or other variations of these terms or comparable language or any discussion of strategy or intention identify forward-looking statements. Forward-looking statements address activities, events or developments that we expect or anticipates will or may occur in the future and are based on current expectations and assumptions.

These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. See our other reports filed with the Securities and Exchange Commission (the “SEC”) for more information about these and other risks. You are cautioned against attributing undue certainty to forward-looking statements. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Although these forward-looking statements were based on assumptions that we believe are reasonable when made, you are cautioned that forward-looking statements are not guarantees of future performance and that actual results, performance or achievements may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report. In addition, even if our results, performance, or achievements are consistent with the forward-looking statements contained in this Annual Report, those results, performance or achievements may not be indicative of results, performance or achievements in subsequent periods. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements made in this Annual Report speak only as of the date of those statements, and we undertake no obligation to update those statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see the Risk Factors and the Summary of Risk Factors in Item 1A. Risk Factors of this Annual Report.

PART I

ITEM 1. BUSINESS

Global Arena Holding, Inc. (“GAHI”) was formed in February 2009, in the state of Delaware. GAHI and its subsidiaries (collectively, the “Company”) is organized as a holding company. We became public on 2011, when we completed a reverse merger with China Stationery and Office Supply, Inc., an OTC Bulletin Board company. We were previously a financial services firm and are currently focusing on the businesses detailed below through our subsidiaries, Global Election Services, Inc. (“GES”) and Fortis Industria LLC.

Global Election Services

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

GES Acquisition of Election Services Solutions, LLC

On March 25, 2021, GES entered into a second amended purchase agreement (the “Second APA”) with Election Services Solutions, LLC (“ESS”). Under the Second APA, GES agreed to purchase 100% of the assets of Election Services Solutions for $650,000 (of which $511,150 was already paid) and the issuance of 40,000,000 shares of common stock. This APA replaces the first amended purchase agreement, dated May 10, 2019. GES derives over 80% of its current business from ESS. On August 2, 2024, GES entered into a convertible promissory note agreement with the former Managing Director of ESS to finalize the purchase of GES. The note has a principal amount of $138,850 due in October 15, 2025 with an annual interest rate of 12%.

True Vote, Inc.

On February 27, 2023, GES and True Vote, Inc. (“True Vote”) entered into Common Stock Purchase Agreement. Under the terms of the agreement, GES invested $50,000 into a 24 month debenture and issued a 3-year warrant exercisable at $0.01 for 4,500,000 common shares of the Company. The Company received 3 million shares of common stock of True Vote, representing 30% of True Vote. The transaction closed on February 27, 2023.

GAHI Acquisition Corp.

GAHI Acquisition Corp., a Delaware corporation (“GAHI Acquisition”), was formed on May 20, 2015, and is a wholly owned subsidiary. GAHI Acquisition was originally formed to merge with another business venture, the transaction of which was subsequently terminated. GAHI Acquisition discontinued all operations effective September 30, 2024.

Fortis Industria, LLC

On January 26, 2023, we filed Articles of Organization with the State of Nevada to create a limited liability company called Fortis Industria, LLC. We own 90% of the member interests. John S. Matthews, an officer and director of GAHI, owns 5% of the member interests. Fortis is currently discussing potential new acquisitions.

Tidewater Energy Group Inc.

On November 19, 2019, we formed Tidewater Energy Group Inc., a 51% subsidiary, to explore opportunities in the oil, gas, mineral, and energy business. We closed Tidewater Energy Group Inc. on December 31, 2024.

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

1) Management believes there is an opportunity in conducting U.S. and foreign government elections. GES’ senior management teams’ primary business for over 40 years has been mail/absentee ballot elections. The market for GES conducting paper/mail ballot elections have experienced significant growth starting in January of 2017, when President Barack Obama, and Donald Trump each designated U.S. Elections as “Critical Infrastructure”. The effect of these Executive Orders was to refocus the Department of Homeland Security, and the Elections Assistance Commission (EAC) to reenergize compliance on U.S. Government elections, and assist by making available resources such as intelligence, funding, training and best practices in election software and hardware, for all 50 states.

In the U.S. there are 3,007 counties, 64 parishes, 19 organized boroughs, 11 census areas, 41 independent cities, and the District of Columbia, all of whom are responsible for purchasing and updating election machines and software. Each municipal county individually purchases election voting machines under the guidance of their own State’s Secretary of State, recommendations from the National Association of Secretaries of State (NASS), and local election regulations.

The U.S. government, through the Elections Assistance Commission (EAC), certifies election software and hardware for use in U.S. government elections.

The size and scope of the opportunity in U.S. government elections is reflected in recent federal funding legislation for U.S. municipalities.

On March 27, 2020, President Donald J. Trump signed the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) into law, which included $400 million in new Help America Vote Act (HAVA) emergency funds. These funds were made available to states to prevent, prepare for, and respond to the challenges of the COVID-19 pandemic during the 2020 federal election cycle. The U.S. Election Assistance Commission (EAC) distributed the supplemental funding to support election security and access in response to the pandemic.

On December 20, 2019, President Trump signed the Consolidated Appropriations Act of 2020 into law. The Act included $425 million in new HAVA funds made available. On March 23, 2018, President Trump signed the Consolidated Appropriations Act of 2018 into law, which included $380 million in Help America Vote Act (HAVA) grants for states to make election security improvements.

Among the authorized uses of the grant funds is the replacement of voting equipment, specifically equipment that does not produce a paper record or that is determined to be at the end of its useful life. Recent published examples are:

●	In 2019, Hawaii (SB 166) allocated $789,598 for the purpose of a vote counting system contract.
●	In 2019, Georgia issued a $150 million bond package for the replacement of voting equipment statewide. The state also appropriated $12,840,000 from the General Fund for the purpose of financing projects and facilities for the Office of Secretary of State.
●	In 2019, Wyoming appropriated $7.5 million into an election readiness account (HB 21). The state’s $3 million HAVA allocation will also be placed in this account, the majority of which will go toward replacing outdated voting equipment statewide.
●	In 2019, North Dakota enacted SB 2002, which included a one-time appropriation for voting equipment and electronic poll books statewide. The total amount of $11.2 million included $8.2 million in state funds and $3 million in HAVA funds.

The opportunity for mail/absentee ballots surged in prominence during the 2020 election due to the COVID-19 pandemic. The controversy surrounding voter fraud claims, particularly following President Trump’s assertions that the 2020 U.S. election was “rigged” and “fraudulent,” has led to almost 40% of the U.S. electorate to believe the 2020 election was compromised.

Verified Market Reports estimated that the global election management software market was valued at approximately $293.5 million in 2023, with projections to reach $737.2 million by 2030, reflecting a compound annual growth rate (CAGR) of 9.9% during the forecast period.

The EAC updated their Voluntary Voting System Guidelines (VVSG) to Version 2.0 in February 2021. This certification process can take approximately six to nine months, with costs for companies applying for certification potentially exceeding $2,000,000. With the ongoing compliance requirements across many states, we anticipate an annual software maintenance cost of approximately $250,000.

We have previously engaged software and hardware developers and GES is currently preparing request for proposals to assist in the development of additional and hardware development to comply with the EAC 2.0 VVSG. This will require the hiring of additional technical software employees, and additional outside vendors who in initial discussions will require fees of approximately 2 million dollars and stock-based compensation.

As a testament to our ability to administer municipal and government elections, during the first quarter of 2020, we successfully facilitated the statewide Presidential Primary for North Dakota Democratic-NPL. We administered the statewide polling for all North Dakota residents who wished to vote in the Democratic Presidential Primary by managing a call center, processed over 3,000 mail ballot requests, set up equipment, and trained staff on our proprietary registration software for in-person voting at 14 locations across the state, and processed over 14,000 ballots with our proprietary scanning and tabulation software system.

Our IT staff customized our proprietary voter registration software to ensure voters cast only one ballot, whether by mail or in person and set up secure servers that processed voter sign-in and digital signature capture in real time from a database of over 600,000 potential voters. We trained over 100 volunteers, many with limited or no technology experience on how to use the system. After a short tutorial, those volunteers handled the increased registration volume with ease. After the polls closed and all the votes were cast, our tabulation systems processed the ballots using our proprietary scanning and tabulation software system. The 2020 North Dakota Democratic-NPL Presidential Primary caucus had the largest voter turnout in over a decade.

We have begun undertaking the following six step benchmarks to qualify for the updated U.S. certification and is also considering individual state certifications.

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

Most states have a vote by mail process. Voters may request an absentee mail ballot from their County Board of Elections, or a Vote by Mail ballot is sent. In either case, we believe our proprietary registration and tabulation software has an immediate need. According to Pew Research Center, in the 2024 U.S. presidential election, nearly 70% of voters opted for nontraditional voting methods—either early in-person or mail-in ballots. By comparison, about 40% of voters cast their ballots by mail and/or prior to Election Day in 2016. Much of the surge in nontraditional voting was due to an increase in mail-in voting.

In 2024, 30% of voters cast ballots by mail and another 35% voted in person prior to Election Day. In 2020, 43% of voters cast ballots by mail and another 26% voted in person before Election Day. In 2016, 21% mailed in their ballots and 19% voted in person prior to Election Day. (US Census Bureau)

Most individuals think only of the Presidential election every four years as relating to elections. In reality, municipal Board of Elections throughout the U.S. are conducting elections annually for such elected positions, such as: Governor, Mayor, City Council, State Assembly, State Senate, Members of U.S. Congress (House every two years, Senate every six) Civil and Criminal Justices, Sheriffs, School Boards, Village Trustees, etc. In short, most State and local municipal Board of Elections are in the market purchasing software and hardware every year.

2) Management also sees an opportunity in developing and creating Blockchain Voting Technology, and formerly worked with Blockchain Valley Ventures and TrueVote Inc., which management believes could positively impact Global in many aspects of its business, including;

●	Securely storing and creating accurate voter registration information on the blockchain.
●	Creating an international capability to administer or joint venture in conducting foreign government elections.
●	Creating a secure Internet voting record on the blockchain for online elections.
●	Administer financial services elections, such as Proxy’s and shareholder votes.
●	Documenting current voting applications.
●	Reducing cost and time of delivery, enabling scalability.

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

GES made payments of $25,000 CHF and received the working paper primarily covering the following matters:

●	Development and facilitation of an extended workshop with relevant and best in class third party blockchain technology companies such as Phoenix Systems AG, Securosys AG and others as well as any subject matter expert to be invited by GES.
●	Development of a high-level technology solution architecture and its requirements for the blockchain based voting registration platform with inputs from third party blockchain technology.
●	Documentation of the results of a) and b) in order to provide the basis of the technical development of the platform.
●	Development of an implementation recommendation with respect to Voting on the Blockchain Platform.
●	Legal facilitation with respect to outside tax and legal advisors in connection with compliance with local and international regulation.
●	Project Management during the engagement.

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

On June 1, 2021, TrueVote issued its White Paper “A transparent Electronic Voting System validated by the Bitcoin Blockchain” TrueVote, Inc. is building a comprehensive end-to-end, de-centralized, completely digital voting system. This will be based on traditional, proven database methodologies, and layered with a “checksum” that’s posted on the Blockchain, proving all data is immutable and unalterable. This design will ensure that every vote is transparently counted and verifiable.

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

GES is working with third party vendors to:

●	Communicate a Message – An organization can get their message out clearly in the form required, without any unwanted media spin, bias, filtering, or comment.
●	Fine Tune Policies – Test-drive policies and projects with immediate response, allowing for responsive adjustments to be made to make a message more acceptable to the community.
●	Build a Positive Image – Enhancing the concept of ‘open communication’ and ‘democratic politics’, which leads to an increasingly positive perception of leaders by their constituents.
●	Learn More About a Group – Learning more about a group’s preferences and opinions on an infinite number of topics can help the Organization, Institution or League and leaders can better serve its community and meet their needs in a variety of ways.

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

Recent Developments

In an attempt to retain and grow stockholder value, we have continually attempted to raise capital through equity and debt offerings and have explored a sale of GES. For additional information, see Note 12 to the Company’s consolidated financial statements for the year ended December 31, 2024, included elsewhere in this Annual Report on Form 10-K.

On July 1, 2025, GAHI entered into that certain Asset Purchase Agreement (the “Easterly APA”) with GES Acquisition Corp., a Delaware corporation (“GES Acquisition Corp.”); GES; Global Election Services Holding LLC, a Delaware limited liability company (“GES Holding”); and Easterly CV VI LLC, a Delaware limited liability company (“Easterly”).

Asset Purchase. Pursuant to the APA, GES Acquisition Corp. agreed to acquire substantially all of the operating assets of GES as it relates to its business of providing technology-enabled absentee paper ballot, mail ballot, and online election services within the United States (the “Business”). The assets being sold include all tangible and intangible property used in the Business, contracts, intellectual property, assigned permits, accounts receivable, rights to causes of actions and warranties, purchased records, and business goodwill. GES Acquisition Corp. will also assume certain specified liabilities. The APA excludes specific assets and liabilities, including but not limited to GES’s cash and equivalents, tax returns and refunds, retained benefit plans and employment agreements, any contracts or permits not otherwise assigned, and any liabilities arising prior to the effective time of the APA.

Consideration. The total consideration payable to the Company and its shareholders in connection with the transaction include:

-	$2.3 million in cash, a portion of which will be used to pay or settle outstanding indebtedness and GES expenses at the closing of the transaction (“Closing”), in exchange for 2,453,333 shares of Series A convertible preferred stock of GES Acquisition Corp. (“Series A Stock”) issued to Easterly;
-	4,000,000 shares of common stock of GES Acquisition Corp. issued to GES Holding;
-	Forgiveness of $1.125 million in Company and/or GES debt owed to Easterly, satisfied through the issuance of 1,200,000 shares of Series A Stock; and
-	Entry into a $2.2 million credit facility agreement between Easterly and GES Acquisition Corp., convertible into Series A Stock under specified conditions.

Employment. Upon Closing, John Matthews and Kathryn Weisbeck will enter into employment agreements with GES Acquisition Corp., and enter into a Non-disclosure, Non-solicitation and IP Rights Agreement. Further, John Matthews will be appointed as a director of GES Acquisition Corp. and the Board of Directors of GES Acquisition Corp. will be limited to no more than two other persons. GES Acquisition Corp. may offer employment to selected GES employees at its discretion; those employees will become “Hired Employees” and transition plans are outlined for benefit coverage and COBRA compliance.

Closing Conditions. The transaction is subject to standard conditions, including but not limited to receipt of required stockholder approvals by GES and GAHI; repayment or settlement of all GES debt; no injunctions or governmental restriction on the transaction; and no material adverse effect on either party from the Effective Date of the APA through Closing. Closing is also conditioned upon the finalization and execution of all transaction documents, including a Certificate of Designations of Preferences and Rights of the Series A Stock, debt settlement agreements, employment agreements, and the credit facility agreement.

Termination. The APA may be terminated by mutual written consent; upon breach by any party that is not cured within the specified period; if required stockholder approvals are not obtained; or if the transaction does not close by August 31, 2025. On August 29, 2025, the parties entered into that certain Amendment No. 1 to the Easterly APA to amend Section 9.01(b) to change the “Outside Closing Date” from August 31, 2025 to October 15, 2025. All other terms of the Easterly APA remain in full force and effect.

Indemnification. The APA includes mutual indemnification obligations whereby GES and Company agreed to indemnify GES Acquisition Corp. and Easterly against liabilities arising from excluded assets or liabilities and breaches of representations. GES Acquisition Corp. and Easterly also agreed to indemnify GES and GAHI against liabilities arising from assumed obligations and breaches. Indemnification claims must exceed $100,000 and total liability for non-fraud claims was capped at $1.375 million.

Amendment No. 1 to Easterly APA

On August 29, 2025, GAHI, GES Acquisition Corp., GES, Global Election Services Holding LLC, and Easterly CV VI LLC entered into that certain Amendment No. 1 to the Easterly APA (the “Amendment”) to amend Section 9.01(b) to change the “Outside Closing Date” from August 31, 2025 to October 15, 2025. All other terms of the Easterly APA remain in full force and effect.

ITEM 1A. RISK FACTORS

You should carefully review and consider the following risk factors and the other information contained in this Annual Report on Form 10-K for the year ended December 31, 2024. Investing in our common shares is speculative and involves a high degree of risk. We may face additional risks and uncertainties that are not presently known, or that are currently deemed immaterial, which may also impair our business or financial condition. If any of those risks actually occur, the business, financial condition, and results of operations would suffer. The risks discussed below also include forward-looking statements, and actual results may differ substantially from those discussed in these forward-looking statements. See also “Cautionary Statement Regarding Forward-Looking Statements” in this Annual Report. The following discussion should be read in conjunction with the Financial Statements and Notes.

The pending sale of substantially all of the operating assets of our subsidiary has certain risks.

On July 1, 2025, we entered into an Asset Purchase Agreement (the “APA”) with GES Acquisition Corp., Easterly, and related parties, pursuant to which GES Acquisition Corp. agreed to acquire substantially all of the operating assets of our wholly owned subsidiary, GES, relating to its U.S. technology-enabled absentee paper ballot, mail ballot, and online election services business (the “GES Business”). We do not intend to continue operating the GES Business following the closing of the transaction. As a result, upon completion of the transaction, our future operations and financial condition will be entirely dependent on the net proceeds from the sale, our ability to manage retained assets and liabilities, and our success in identifying and pursuing new business opportunities, if any.

The transaction is subject to numerous conditions, including receipt of required stockholder approvals, repayment or settlement of all GES debt, absence of any injunctions or governmental restrictions, and no material adverse change to either party prior to closing. There can be no assurance that these conditions will be satisfied in the anticipated timeframe, or at all, or that the transaction will be completed on the terms currently contemplated. If the transaction is not completed, we may incur significant costs without realizing the anticipated benefits of the sale, and we may not have a viable ongoing business. In such event, we could be forced to consider liquidation, dissolution, or other strategic alternatives under unfavorable conditions.

There are risks related to indemnification and post-closing obligations following the sale of the GES Business.

Under the APA, we and GES have agreed to indemnify GES Acquisition Corp. and Easterly for certain liabilities, including those related to excluded assets and liabilities and breaches of our representations, warranties, or covenants. These indemnification obligations are subject to specified thresholds and caps, including a $100,000 minimum claims threshold and an aggregate cap of $1.375 million for non-fraud claims, but could nevertheless result in material payments by us.

Because we will not be operating the GES Business after the closing, we will not have ongoing business revenues from the GES Business to fund these potential obligations. If we are required to satisfy indemnification claims, we may have to use a portion of the transaction proceeds or other limited resources, which could impair our ability to pursue any new business opportunities or return capital to stockholders. In addition, disputes over indemnification claims could lead to significant legal expenses and management distraction, even if such claims are ultimately resolved in our favor.

If or when the APA closes, we will not continue operations of the GES business.

Following the completion of the sale, we will retain certain excluded assets and liabilities, including pre-closing tax obligations, retained benefit plans and employment agreements, contracts not assigned to the buyer, and any liabilities arising prior to the effective time of the APA. These retained liabilities may require us to expend a portion of the sale proceeds or other resources, reducing the funds available for other uses.

The value of the consideration we expect to receive—comprising $2.3 million in cash (a portion of which will be used to repay debt and expenses at closing), equity in GES Acquisition Corp., forgiveness of $1.125 million of debt owed to Easterly to be satisfied through the issuance of 1,200,000 shares of Series A Stock, and the benefits of a $2.2 million credit facility—may be less than anticipated or may not be readily convertible into cash. The value of any equity consideration will depend on the future performance of GES Acquisition Corp., which is uncertain and outside our control.

Given that we do not plan to continue operations of the GES Business after closing, our ability to generate future revenue will be limited, and our financial health will depend largely on how we manage the proceeds from the sale and address retained liabilities. If we are unable to deploy the sale proceeds effectively, identify and execute a new business strategy, or return value to our stockholders, our stock price and overall value could be materially and adversely affected.

You could lose your entire investment.

Our securities are highly speculative, involve a high degree of risk and should not be purchased by any person who cannot afford the loss of the entire investment.

Our auditors have raised substantial doubt about our ability to continue as a going concern.

We do not have sufficient working capital necessary to pursue its business objectives, our auditors have expressed their opinion that we may fail in the future if we do not generate revenue and profits in the near future. The Company has generated recurring losses from operations and cash flow deficits from its operations since inception and has had to continually borrow to continue operating. In addition, certain of the Company’s debt is in default as of December 31, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital through equity and/or debt offerings, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

To continue as a going concern, we will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by seeking equity and/or debt financing sufficient to meet our minimal operating expenses and for specific project financing. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans.

The sale or issuance of a substantial number of our common shares will likely negatively affect the market price of our common shares.

The future sale of a substantial number of common shares in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price for our common shares. We may also issue common shares as part of any strategic acquisitions we may engage in or for other business purposes, which would dilute your interest in our business. Also, common shares issued in this manner could negatively affect the market price of our common shares.

We do not intend to pay cash dividends on our common shares in the foreseeable future.

Any payment of cash dividends will depend upon our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our board of directors. We do not anticipate paying cash dividends on our common shares in the foreseeable future. Furthermore, we may incur indebtedness that may restrict or prohibit the payment of dividends.

Developments in market and economic conditions have in the past adversely affected, and may in the future adversely affect, our business and profitability.

Performance in the elections industry is heavily influenced by the overall strength of economic conditions and financial market activity, which generally have a direct and material impact on our results of operations and financial condition. It is difficult to predict if uncertain and unfavorable market and economic conditions will arise in 2025, which will cause market and economic conditions to deteriorate.

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

We believe that our ability to execute our business strategy will depend to a significant extent upon the efforts and abilities of John S. Matthews (our CEO, CFO, and Chairman), and the officers of our subsidiary company Maralin Falik, and Kathryn Weisbeck. If any of our officers were to become unavailable to us, our operations would be adversely affected.

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

As long as the trading price of our common shares is below $5.00 per common share, the open-market trading of our common shares will be subject to the “penny stock” rules, unless we otherwise qualify for an exemption from the “penny stock” definition. The “penny stock” rules impose additional sales practice requirements on certain broker-dealers who sell securities to persons other than established customers and “accredited investors” as defined in SEC Rule 501(a). These regulations, if they apply, require the delivery, prior to any transaction involving a “penny stock,” of a disclosure schedule explaining the “penny stock” market and associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive the purchaser’s written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common shares, reducing the liquidity of an investment in our common shares and increasing the transaction costs for sales and purchases of our common shares as compared to other securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

GES relies heavily on information technology systems to operate our election registration, tabulation and online voting business. GES in administering elections manages proprietary and personal data list from its clients. Despite our ongoing investments in cybersecurity measures, we are subject to increasing risks associated with cyberattacks, ransomware, phishing, and other malicious activities.

Inadequate account security or organizational security practices, including those of companies of third parties GES utilizes, may result in unauthorized access to our systems and data, and cause irrevocable damage to the Company.

Cyberthreats in the election industry are constantly evolving and becoming increasingly difficult in detecting and successfully defending against them. Threat actors, including individual and groups of hackers and sophisticated organizations, including nation-states, state-sponsored organizations, or cybercriminal groups, can pose a threat to GES customers and GES election software infrastructure. Threat actors may also utilize emerging technologies, such as AI and machine learning. Our current capabilities may not detect certain vulnerabilities or new attack methods.

A successful cyber intrusion could result in significant business disruption, reputational damage, regulatory penalties, and financial loss. GES maintains cybersecurity insurance, employs robust monitoring tools, and conducts employee training, but these safeguards may not prevent all incidents. Failure to effectively prevent or respond to such incidents could materially and adversely affect the Company and businesses operations and financial condition.

Governance

Our Board of Directors considers cybersecurity risk as part of its oversight function. Management is responsible for assessing and managing our material risks from cybersecurity threats. Management has primary responsibility for overall cybersecurity risk management and is responsible for updating the Board, as necessary regarding significant cybersecurity incidents.

ITEM 2. PROPERTIES

Our corporate address is 1159 2nd Avenue, Ste. 454, New York, New York 10065. During the years ended December 31, 2024 and 2023, the Company paid $13,434 and $12,475 for all office, storage, and other expenses, respectively.

ITEM 3. LEGAL PROCEEDINGS.

We may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On December 26, 2017, we entered into a settlement agreement with a prior attorney with regards to outstanding legal fees owed. Pursuant to this settlement agreement, we paid $25,000 on January 5, 2018, and $25,000 on February 5, 2018, and was required to pay an additional $200,000 during 2018. On December 14, 2020, the parties amended the settlement agreement to state that we were to pay the prior attorney $219,576. As of the date of this Annual Report, we have made total payments of $75,000 toward the remaining balance.

On June 30, 2022, we were named as a defendant in a lawsuit filed in the Supreme Court of the State of New York, Index No. 651531/2002 by Anthony Crisci Jr. The plaintiff alleged breach of contract and unjust enrichment relating to plaintiff’s prior employment agreement with the Company. On July 19, 2023, we entered into a settlement agreement with the plaintiff and paid plaintiff $30,000. The settlement has been paid in full.

On or about May 1, 2023, Brett Pezzuto and Christian Pezzuto filed a complaint in the United States District Court for the Southern District of New York (Civil Action No. 1:23-cv-03591) against the Company and GES for nonpayment of certain promissory notes. The case was settled on or about February 12, 2024, with an amendment to the settlement agreement signed by the parties on April 19, 2024. Under this settlement agreement, the Company acknowledged the sum of $234,000 collateralized by confessions of judgment in favor of each of Brett and Christian Pezzuto in the sum of $234,000. In addition, each of Brett and Christian Pezzuto was granted 75,000,000 warrants, for a total of 150,000,000 warrants, at a strike price of $0.001 per share for a period of five years. The GES Notes have an outstanding principal and interest balance of $176,641 (the “GES Notes Sum”) for each Brett and Christian Pezzuto. The GES Notes were to be converted into stock of 1329291 B.C. Ltd in connection with its proposed acquisition of GES. The Company subsequently determined not to proceed with 1329291 B.C. Ltd’s acquisition of GES. Brett and Christian Pezzuto have the right to enforce the confession of judgment plus alleged legal fees of $85,210.80 as of January 15, 2024. On April 22, 2025, the Company paid Brett Pezzuto $234,000 toward the settlement agreement. On July 1, 2025, the Company paid $234,000 to Christian Pezzuto toward the settlement agreement. The Company’s attorneys are currently negotiating the final payment, and a settlement of the GES Notes.

On May 22, 2023, Lim Chap Huat filed a Motion for Summary Judgment in Lieu of Complaint in the Supreme Court of the State of New York (Index No. 652474/2023) against the Company to collect on a promissory note in the principal amount of $200,000, plus interest at the rate of 12%, as well as attorney’s fees. On October 29, 2024, we entered into a Settlement Agreement and Mutual Limited Release with Mr. Lim Chap Huat and agreed to pay a total of $275,000 to Mr. Lim, secured by a Confession of Judgment. On December 20, 2024, we paid $250,000 of the settlement debt. On January 6, 2025, we paid $25,000 of the settlement debt, completing the terms of the settlement.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. GAHI’s common stock trades on OTC Markets’ Expert Market under the symbol “GAHC”. Trading in OTC Markets securities can be volatile, sporadic and risky, as thinly traded stocks tend to move more rapidly in price than more liquid securities. Such trading may also depress the market price of our common stock and make it difficult for our stockholders to resell their common stock.

The following table sets forth the high and low sales prices for our common stock on OTC Markets. The bid information was obtained from the OTC Markets Group, Inc. and represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

Year Ended December 31, 2024	High	Low
Quarter ended 3/31/24	$0.0006	$0.0002
Quarter ended 6/30/24	$0.0004	$0.0002
Quarter ended 9/30/24	$0.0004	$0.0001
Quarter ended 12/31/24	$0.0003	$0.0001

Year Ended December 31, 2023	High	Low
Quarter ended 3/31/23	$0.0012	$0.0011
Quarter ended 6/30/23	$0.0006	$0.0006
Quarter ended 9/30/23	$0.0005	$0.0003
Quarter ended 12/31/23	$0.0004	$0.0003

Holders. As of September 26, 2025, there were 174 shareholders of record of our common stock.

Dividends. Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. No dividends on our common stock have ever been paid, and we do not anticipate that dividends will be paid on our common stock in the foreseeable future.

Securities authorized for issuance under equity compensation plans.

In June 2011, the Board of Directors adopted a Stock Awards Plan (“Plan”). The purpose of the Plan is to attract, retain and motivate employees, directors and persons affiliated with the Company and to provide such participants with additional incentive and reward opportunities. The awards may be in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards, or any combination of the foregoing. The total number of shares of stock reserved for issuance under the Plan is 3,000,000. The Company no longer intends to make any grants under the Plan.

On December 8, 2017, we granted stock options to purchase 45,000,000 common shares. The options were fully vested when issued with a fair value of approximately $972,000 at the grant date. Weighted average assumptions used to estimate the fair value of stock options on the date of grant are as follows:

December 8, 2017
Expected dividend yield	0%
Expected stock price volatility	478%
Risk free interest rate	2.14%
Expected life (years)	5 year

The stock-based compensation related to stock options, included in stock compensation expense in the consolidated statements of operations, was $0 and $0 for the years ended December 31, 2024 and 2023, respectively.

A summary of the option activity is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2022	15,000,000	0.02	.83	-
Granted	-
Exercised	-
Forfeited/Canceled	(15,000,000)
Outstanding, December 31, 2023	-	-	-	-
Granted	-
Exercised	-
Forfeited/Canceled	-
Outstanding, December 31, 2024	-	-	-	-
Exercisable, December 31, 2024	-			-

Sale of unregistered securities. These shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

During the year ended December 31, 2024, we issued:

●	446,986,419 shares of common stock for conversion of $125,805 of convertible notes and $7,968 of accrued interest.

During the year ended December 31, 2023, we issued:

●	867,519,148 shares of common stock for conversion of $819,894 of convertible notes and $71,001 of accrued interest.
●	23,603,791 shares of common stock issued for cashless exercise of 32,187,124 warrants.
●	59,322,799 shares of common stock for services of $77,937.

A summary of warrant activity is presented below:

	Number of Warrants	Exercise Price ($)	Contractual Life (in years)	Intrinsic Value ($)
Outstanding, December 31, 2022	1,380,755,235	0.003	1.40	-
Granted	29,500,000	0.001
Exercised	(32,187,124)	0.001
Forfeited/Canceled	(332,841,921)	0.001
Outstanding, December 31, 2023	1,045,226,190	0.003	1.40	-
Granted	150,000,000	0.001
Exercised	-
Forfeited/Canceled	(51,142,857)	0.001
Outstanding, December 31, 2024	1,144,083,333	0.001	1.95	-
Exercisable, December 31, 2024	1,144,083,333	0.001	1.95	-

During the year ended December 31, 2024, we issued a total of 150,000,000 warrants in connection with the legal settlement relating to Civil Action No. 1:23-cv-03591. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

●	Expected life of 5 years
●	Volatility of 287%;
●	Dividend yield of 0%;
●	Risk free interest rate of 4.66%

During the year ended December 31, 2023, we issued a total of 29,500,000 warrants in connection with new convertible promissory notes payable. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

●	Expected life of 2 years
●	Volatility of 217%;
●	Dividend yield of 0%;
●	Risk free interest rate of 3.92% - 5.00%

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as in certain other parts of this Annual Report on Form 10-K (as well as information included in oral statements or other written statements made or to be made by the Company) that look forward in time, are forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements that are other than statements of historical facts. Although the Company believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performance, or achievements to differ materially from those expressed or implied by those statements. These risks, uncertainties and other factors include, but are not limited to our ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors set forth in our filings with the Securities and Exchange Commission, including without limitation, this Annual Report on Form 10-K, as the same may be updated or amended from time to time.

We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report.

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

The GES voting platform verifies that the users do not use the back and forward browser button, a safe mechanism against tampering. Distributed denial of service DDoS protection tools help secure websites and applications and prevent DDoS attacks, which bombard websites with traffic traditionally delivered via “botnets” that are created by networked endpoints connected via malware. The DDoS software protection provides always-on detection and automatic inline mitigations that minimize application downtime and latency.

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

Recent Developments

In an attempt to retain and grow stockholder value, we have continually attempted to raise capital through equity and debt offerings and have explored a sale of GES. For additional information, see Note 12 to the Company’s consolidated financial statements for the year ended December 31, 2024, included elsewhere in this Annual Report on Form 10-K.

On July 1, 2025, GAHI entered into that certain Asset Purchase Agreement (the “Easterly APA”) with GES Acquisition Corp., a Delaware corporation (“GES Acquisition Corp.”); Global Election Services, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“GES”); Global Election Services Holding LLC, a Delaware limited liability company (“GES Holding”); and Easterly CV VI LLC, a Delaware limited liability company (“Easterly”).

Asset Purchase. Pursuant to the Easterly APA, GES Acquisition Corp. agreed to acquire substantially all of the operating assets of GES as it relates to its business of providing technology-enabled absentee paper ballot, mail ballot, and online election services within the United States (the “Business”). The assets being sold include all tangible and intangible property used in the Business, contracts, intellectual property, assigned permits, accounts receivable, rights to causes of actions and warranties, purchased records, and business goodwill. GES Acquisition Corp. will also assume certain specified liabilities. The Easterly APA excludes specific assets and liabilities, including but not limited to GES’s cash and equivalents, tax returns and refunds, retained benefit plans and employment agreements, any contracts or permits not otherwise assigned, and any liabilities arising prior to the effective time of the Easterly APA.

Consideration. The total consideration payable to the Company and its shareholders in connection with the transaction include:

-	$2.3 million in cash, a portion of which will be used to pay or settle outstanding indebtedness and GES expenses at the closing of the transaction (“Closing”), in exchange for 2,453,333 shares of Series A Stock issued to Easterly;
-	4,000,000 shares of common stock of GES Acquisition Corp. issued to GES Holding;
-	Forgiveness of $1.125 million in Company and/or GES debt owed to Easterly, satisfied through the issuance of 1,200,000 shares of Series A Stock; and
-	Entry into a $2.2 million credit facility agreement between Easterly and GES Acquisition Corp., convertible into Series A Stock under specified conditions.

Employment. Upon Closing, John Matthews and Kathryn Weisbeck will enter into employment agreements with GES Acquisition Corp., and enter into a Non-disclosure, Non-solicitation and IP Rights Agreement. Further, John Matthews will be appointed as a director of GES Acquisition Corp. and the Board of Directors of GES Acquisition Corp. will be limited to no more than two other persons. GES Acquisition Corp. may offer employment to selected GES employees at its discretion; those employees will become “Hired Employees” and transition plans are outlined for benefit coverage and COBRA compliance.

Closing Conditions. The transaction is subject to standard conditions, including but not limited to receipt of required stockholder approvals by GES and GAHI; repayment or settlement of all GES debt; no injunctions or governmental restriction on the transaction; and no material adverse effect on either party from the Effective Date of the Easterly APA through Closing. Closing is also conditioned upon the finalization and execution of all transaction documents, including a Certificate of Designations of Preferences and Rights of the Series A Stock, debt settlement agreements, employment agreements, and the credit facility agreement.

Termination. The Easterly APA may be terminated by mutual written consent; upon breach by any party that is not cured within the specified period; if required stockholder approvals are not obtained; or if the transaction does not close by August 31, 2025. On August 29, 2025, the parties entered into that certain Amendment No. 1 to the Easterly APA to amend Section 9.01(b) to change the “Outside Closing Date” from August 31, 2025 to October 15, 2025. All other terms of the Easterly APA remain in full force and effect.

Indemnification. The Easterly APA includes mutual indemnification obligations whereby GES and Company agreed to indemnify GES Acquisition Corp. and Easterly against liabilities arising from excluded assets or liabilities and breaches of representations. GES Acquisition Corp. and Easterly also agreed to indemnify GES and GAHI against liabilities arising from assumed obligations and breaches. Indemnification claims must exceed $100,000 and total liability for non-fraud claims was capped at $1.375 million.

Amendment No. 1 to Easterly APA

On August 29, 2025, GAHI, GES Acquisition Corp., GES, Global Election Services Holding LLC, and Easterly CV VI LLC entered into that certain Amendment No. 1 to the Easterly APA (the “Amendment”) to amend Section 9.01(b) to change the “Outside Closing Date” from August 31, 2025 to October 15, 2025. All other terms of the Easterly APA remain in full force and effect.

Trends and Uncertainties

We currently have minimal revenues and operations and are investigating potential businesses and companies for acquisition to create and/or acquire a sustainable business. Our ability to acquire or create a sustainable business may be adversely affected by our current financial conditions, availability of capital and/or loans, general economic conditions which can be cyclical in nature along with prolonged recessionary periods, and other economic and political situations.

We have generated recurring losses and cash flow deficits from its operations since inception and have had to continually borrow to continue operations. These matters raise substantial doubt about our ability to continue as a going concern. Our continued operations are dependent upon our ability to raise additional capital, obtain additional financing and/or generate positive cash flows from operations. Management believes that it will be successful in obtaining additional financing, from which the proceeds will be primarily used to execute its new operating plans. We plan to use our available cash and any new financing to develop and execute our business plan and hopefully create and maintain a self-sustaining business. However, we can give no assurances that we will be successful in achieving our plans or if financing will be available or, if available, on terms acceptable to us, or at all. Should we not be successful in obtaining the necessary financing to fund our operations and ultimately achieve adequate profitability and cash flows from operations, we would need to curtail certain or all its operating activities.

There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from our continuing operations except for the fair value change on derivative financial instruments and settlement on arbitration.

The rapid advances in computing and telecommunications technology over the past several decades have brought with them increasingly sophisticated methods of delivering administrating elections. Along with these advances, though, have come risks regarding the integrity and privacy of data, and these risks apply to election companies, falling into the general classification of cybersecurity. While it is not possible for anyone to give an absolute guarantee that data will not be compromised, when applicable, we shall utilize third-party service providers to secure the Company’s financial and personal data; we believe that third-party service providers provide reasonable assurance that the financial and personal data that they hold are secure.

Liquidity and Capital Resources

At December 31, 2024, we have an accumulated deficit of $33,506,870 and a working capital deficit of $10,680,570. Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

For the year ended December 31, 2024, we recorded net loss of $1,008,562. We recorded an amortization of debt discount of $121,257, a change in fair value of derivative liability of $11,661 and issued a warrant fair valued at $44,904. We had an increase in accounts payable of $94,211 and increase in accrued expenses of $355,506. As a result, we had net cash used in operating activities of $381,023 for the year ended December 31, 2024.

For the year ended December 31, 2024, we invested $138,850 to finalize the acquisition of election service solutions and enhanced our software in the amount of $52,498. As a result, we had net cash used in investing activities of $191,348.

For the year ended December 31, 2024, we received $934,850 as proceeds from the issuance of convertible promissory notes payable and $369,130 proceeds from notes payable and repaid $389,251 of convertible promissory and repaid $354,535 to note payable and received an investment from a director of $4,000 resulting in net cash provided by financing activities of $564,194.

Management believes that it will be able to continue its operations and further advance its acquisition plans. However, management cannot give assurances that such plans will materialize and be successful in the near term or on terms advantageous to us, or at all. Should we not be successful in our business plans or obtain additional financing, we would need to curtail certain or all of our operating activities.

Our continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. Our auditors for the years ended December 31, 2024 and 2023 have included a “going concern” modification in their auditors’ reports. A “going concern” modification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot presently be determined.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve our operating results.

Results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023

Revenues for the year ended December 31, 2024 were $1,273,504 compared to $826,700 for the year ended December 31, 2023, representing an increase of $446,804. The majority of our clients hold elections on a three-year cycle. This increase in revenues is due primarily to more elections held during 2024 as compared to 2023.

Salaries and benefits totaled $414,665 for the year ended December 31, 2024, compared to $264,909 for the year ended December 31, 2023. This increase was due to an increase in employment compensation during the year ended December 31, 2024, compared to the year ended December 31, 2023.

Professional fees for the year ended December 31, 2024 totaled $304,132 compared to $369,397 for the year ended December 31, 2023, representing a decrease of $65,265. This decrease was primarily due to a decrease in professional services during the year ended December 31, 2024 as compared to the year ended December 31, 2023.

For the year ended December 31, 2024, we incurred marketing and advertising expenses of $189,597 compared to $119,258 for the year ended December 31, 2023. We incurred software development expenses of $7,586 in 2024 compared to $22,545 in 2023. We incurred printing costs of $404,467 in 2024 compared to $173,003 in 2023, and we incurred general and administrative expenses of $188,427 in 2024 compared to $259,770 in 2023.

Total operating expenses for the year ended December 31, 2024 were $1,008,562 compared to $1,192,260 for the year ended December 31, 2023, representing a decrease of $183,698 principally due to reasons discussed above.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s applications of accounting policies. Our critical accounting policies include revenue recognition, valuation of convertible promissory notes and related warrants, stock and stock option compensation, estimates, and derivative financial instruments.

The accompanying consolidated financial statements have been prepared in accordance U.S. GAAP and include the accounts of GAHI and its wholly owned and majority owned subsidiaries, GES and GAHI Acquisition Corp.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

We recognize revenue in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue From Contracts with Customers. We earn revenues through various services we provide to our clients. GES’s income is recognized at the presentation date of the certification of the election results. The payments received in advance are recorded as deferred revenue on the balance sheet. Should an election not proceed, all non-refundable deferred revenue will be recognized as revenue.

Our revenue recognition policies comply with SEC revenue recognition rules and the FASB’s ASC 606-10-S65-1. We earn revenues through various services we provide to our clients. GES’s income is recognized at the presentation date of the certification of the election results. The payments received in advance are recorded as deferred revenue on the balance sheet. Should an election not proceed, all non-refundable deferred revenue will be recognized as revenue.

Convertible Debt

Convertible debt is accounted for under FASB ASC 470, Debt – Debt with Conversion and Other Options. We record a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that has conversion features at fixed or adjustable rates that are in-the-money when issued and records the relative fair value of any warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to the warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to additional paid-in capital.  We calculate the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing stock options, except that the contractual life of the warrant is used.

Under these guidelines, we allocate the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis.  The allocated fair value of the BCF and warrants are recorded as a debt discount and is accreted over the expected term of the convertible debt as interest expense.

We account for modifications of its embedded conversion features in accordance with the ASC which requires the modification of a convertible debt instrument that changes the fair value of an embedded conversion feature and the subsequent recognition of interest expense or the associated debt instrument when the modification does not result in a debt extinguishment.

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. We use the Black-Scholes-Merton model to value the derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

Share-Based Compensation

We record stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the requisite service period. We recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.  ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract.  ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40.  In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity.  ASU 2020-06 is effective for public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year.  We are currently evaluation the impact this ASU will have on its consolidated financial statements.

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

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Global Arena Holding, Inc. and Subsidiaries

Raul Carrega

Certified Public Accountants

215 62nd Street

Newport Beach, CA 92663

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Global Arena Holding, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Arena Holding, Inc. and Subsidiaries (“the Company”) as of December 31, 2024, and 2023, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the two year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

As described further in Note 1 to the consolidated financial statements, the Company has incurred losses each year from inception through December 31, 2024.

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

/s/ Raul Carrega

Raul Carrega, CPA

We have served as the Company’s auditor since 2017.

Newport Beach, CA

September 26, 2025

PCAOB # 1939

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Audited)

	December 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$13,415	$21,592

Total current assets	13,415	21,592

Equity Investments	705,000	566,150
Internal Use Software	52,498	-
TOTAL ASSETS	$770,913	$587,742

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$437,583	$343,372
Accrued expenses	4,882,019	4,534,481
Convertible promissory notes payable, net of debt discount of $26,390 and $24,841, respectively	4,857,865	4,436,356
Promissory notes payable	495,719	368,582
Derivative liability	20,799	9,138
Total current liabilities	10,693,985	9,691,929

STOCKHOLDERS’ DEFICIT
Global Arena Holding, Inc.
Preferred stock, $0.001 par value per share; 2,000,000 shares authorized;
Series B preferred stock; 250,000 shares authorized; 49,202 and 49,202 issued and outstanding, respectively	49	49
Series C preferred stock; 750,000 shares authorized 480,000 and 0 issued and outstanding, respectively	480	480
Common stock, $0.001 par value per share; 4,000,000,000 shares authorized; 1,695,351,226 and 1,221,223,807 shares issued and outstanding, respectively	1,695,351	1,221,223
Additional paid-in capital	21,910,960	22,195,411
Accumulated deficit	(33,506,870)	(32,498,308)
Total Global Arena Holding, Inc. stockholders’ deficit	(9,900,030)	(9,081,145)
Noncontrolling interest	(23,042)	(23,042)
Total stockholders’ deficit	(9,923,072)	(9,104,187)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$770,913	$587,742

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Audited)

	Years Ended December 31,
	2024	2023
Revenues:
Services	$1,273,504	$826,700

Operating expenses:
Salaries and benefits	414,665	264,909
Marketing and advertising	189,597	119,258
Software development	7,586	22,545
Professional fees	304,132	369,397
General and administrative	188,427	259,770
Printing	404,467	173,003
Total operating expenses	1,508,874	1,208,882
Loss from operations	(235,370)	(382,182)
Other expenses:
Interest expense and financing costs	(842,202)	(914,465)

Other income (expense)	3,500	(2,623)
Litigation fee	(85,211)	-
Gain on settlement of debt	162,381	-
Change in fair value of derivative liability	(11,660)	107,010
Total other expenses	(773,192)	(810,078)

Loss before provision for taxes	(1,008,562)	(1,192,260)

Provision for income taxes	-	-

Net loss	(1,008,562)	(1,192,260)

Net loss attributed to noncontrolling interest	-	-

Net loss attributed to Global Arena Holding, Inc.	$(1,008,562)	$(1,192,260)

Weighted average shares outstanding - basic and diluted	1,521,829,368	650,831,409

Loss per share - basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Audited)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Global Stockholders’	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance, December 31, 2022	49,202	$49	480,000	$480	270,777,969	$270,778	$22,411,335	$(31,306,048)	$(8,623,406)	$(23,042)	$(8,646,448)
Issuance of common stock for convertible debt and accrued interest	-	-	-	-	867,519,148	867,518	(326,004)	-	541,514	-	541,514
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt, Cashless exercise of warrants	-	-	-	-	23,603,891	23,604	(23,604)	-	-	-	-
Issuance of shares for services	-	-	-	-	59,322,799	59,323	18,614	-	77,937	-	77,937
Allocated value of warrants and beneficial conversion feature related to issuance of convertible debt	-	-	-	-	-	-	22,396	-	22,396	-	22,396
Warrants issued for services	-	-	-	-	-	-	12,499	-	12,499	-	12,499
Forgiveness of debt	-	-	-	-	-	-	80,175	-	80,175	-	80,175
Net loss	-	-	-	-	-	-	-	(1,192,260)	(1,192,260)	-	(1,192,260)
Balance, December 31, 2023	49,202	$49	480,000	$480	1,221,223,807	$1,221,223	$22,195,411	$(32,498,308)	$(9,081,145)	$(23,042)	$(9,104,187)
Issuance of common stock for convertible debt and accrued interest	-	-	-	-	474,127,419	474,128	(333,355)	-	140,773	-	140,773
Allocated value of warrants	-	-	-	-	-	-	44,904	-	44,904	-	44,904
Investment from Director	-	-	-	-	-	-	4,000	-	4,000	-	4,000
Net loss	-	-	-	-	-	-	-	(1,008,562)	(1,008,562)	-	(1,008,562)
Balance, December 31, 2024	49,202	$49	480,000	$480	1,695,351,226	$1,695,351	$21,910,960	$(33,506,870)	$(9,900,030)	$(23,042)	$(9,923,072)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Audited)

	Years Ended December 31,
	2024	2023
OPERATING ACTIVITIES:
Net loss	$(1,008,562)	$(1,192,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	121,257	261,539
Change in fair value of derivative liability	11,661	(107,010)
Non-cash expense associated with warrant	44,904	22,396
Change in assets and liabilities:

Prepaid expense	-	3,000
Accounts payable	94,211	16,000
Accrued expenses	355,506	638,223
Net cash used in operating activities	$(381,023)	$(358,112)

INVESTING ACTIVITIES:
Equity investment	(138,850)	-
Internal use software	(52,498)	-
Net cash used in investing activities	$(191,348)	$-

FINANCING ACTIVITIES:
Proceeds from convertible promissory notes payable	934,850	449,458
Proceeds from promissory notes payable	369,130	162,187
Repayment of convertible promissory notes payable	(389,251)	(231,163)
Repayment of promissory notes payable	(354,535)	(150,492
Investment from director	4,000	-
Net cash provided by financing activities	$564,194	$229,990

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,177)	(128,122)
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	21,592	149,714
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$13,415	$21,592

CASH PAID FOR:
Interest	$16,542	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Allocated value of warrants and beneficial conversion features related to debt	$44,904	$22,396
Debt converted to common stock	$140,773	$515,814

Forgiveness of debt	$-	$80,175
Original issuance discount	$122,792	$110,012

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

On March 25, 2021, the Company entered into a second amended purchase agreement (APA) with Election Services Solutions. Under the second APA the Company entered into an amended asset purchase agreement with Election Services Solutions, LLC. Under the amended APA, the Company will purchase 100% of the assets of Election Services Solutions, LLC and the Company will pay $650,000, of which $511,150 has already been paid, and issue 40,000,000 common shares to purchase these assets under this second amended APA. This APA replaces the first amended purchase agreement signed on May 10, 2019 wherein the Company was to purchase 100% of the assets of Election Services Solutions, LLC. The Company was to pay $550,000, of which $511,150 has already been paid, and issue 20,000,000 common shares to purchase these assets under this first amended APA. GES derives over 80 % of its current business from Election Services Solutions. On August 2, 2024, the Company entered into a convertible promissory note agreement with the former owner of Elections Service Solutions Managing Director to finalize the purchase of GES. The note has a principal amount of $138,850 due in October 15, 2025, with an annual interest rate of 12%.

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

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

 On November 19, 2019, the Company formed Tidewater Energy Group Inc., a 51% subsidiary, formed to explore opportunities in the oil, gas, mineral, and energy business. The Company closed Tidewater Energy Group Inc. on December 31, 2024

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company has generated recurring losses from operations and cash flow deficits from its operations since inception and has had to continually borrow to continue operating. In addition, certain of the Company’s debt is in default as of December 31, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations. The Company continues to raise funds from the issuance of additional convertible promissory note. Management is hopeful that with their ability to raise additional funds that the Company should be able to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

Reclassification

The Company reclassified certain amounts in the Consolidated Statements of Cash Flows in the prior year to conform to the current year’s presentation.

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

	December 31,
	2024	2023
Options	-	-
Warrants	1,144,083,333	1,045,226,190
Convertible notes	1,240,658,281	1,513,324,739
Total	2,384,741,614	2,558,550,929

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

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

Fair Value Measurements

The Company applies the provisions of ASC 820-10, Fair Value Measurements and Disclosures. ASC 820-10 defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.
●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of December 31, 2024 and 2023.

	Fair Value
	As of	Fair Value Measurements at
Description	December 31, 2024	December 31, 2024 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$20,799	$-	$20,799	$-

Total	$20,799	$-	$20,799	$-

	Fair Value
	As of	Fair Value Measurements at
Description	December 31, 2023	December 31, 2023 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$9,138	$-	$9,138	$-

Total	$9,138	$-	$9,138	$-

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

 Equity Investments

The Company accounts for investment securities in accordance with ASC Topic 323, ASC 323, Investments – Equity Method and Joint Ventures. The company is required to initially record at cost, and subsequently adjust based the investor’s share of the investee’s profits and losses.

Recently Issued Accounting Pronouncements

ASU 2023-09, Income Taxes (Topic 740): In December 2023, the FASB issued ASU 2023-09, which requires additional income tax disclosures in the rate reconciliation table for federal, state, and foreign income taxes, in addition to more details about reconciling items in some categories when items meet a certain quantitative threshold. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this standard.

ASU 2024-03, Income Statement—Reporting Comprehensive Income (Subtopic 220-40): In November 2024, the FASB issued disaggregation of Income Statement Expenses (ASU 2024-03), which will require tabular disclosure of certain operating expenses disaggregated into categories, such as purchase of inventory, employee compensation, depreciation, and intangible asset amortization. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of this standard.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 3 – EQUITY INVESTMENTS

On March 25, 2021, the Company entered into a second amended purchase agreement (APA) with Election Services Solutions. Under the second APA the Company entered into an amended asset purchase agreement with Election Services Solutions, LLC. Under the amended APA, the Company will purchase 100% of the assets of Election Services Solutions, LLC and the Company will pay $650,000, of which $511,150 has already been paid, and issue 40,000,000 common shares to purchase these assets under this second amended APA. This APA replaces the first amended purchase agreement signed on May 10, 2019, wherein the Company was to purchase 100% of the assets of Election Services Solutions, LLC. The Company was to pay $550,000, of which $511,150 has already been paid, and issue 20,000,000 common shares to purchase these assets under this first amended APA. GES derives over 80 % of its current business from Election Services Solutions. On August 2, 2024, the company enter into a convertible promissory note agreement with the former owner of Elections Service solutions Managing director to finalize the purchase of GES. The note has a principal amount of $138,850 due on October 15, 2025 with annual interest rate of 12%. .

On June 15, 2019, GES entered into a Term Sheet, and Common Stock Purchase Agreement to create a joint venture with TrueVote, Inc. Under the terms of the agreement GES was to invest $50,000 into a 24 Month Debenture and issue a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company. The Company will receive 3 million common shares of TrueVote, representing 30% of TrueVote Inc. The Company on December 17, 2019 paid $40,000 to True Vote. Under the terms of the agreement GES is to invest an additional $10,000 and the Company issue a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company. On June 1st, 2021, TrueVote issued its White Paper “A transparent Electronic Voting System validated by the Bitcoin Blockchain” TrueVote, Inc. is building a comprehensive end-to-end, de-centralized, completely digital voting system. This will be based on traditional, proven database methodologies, and layered with a “checksum” that’s posted on the Blockchain, proving all data is immutable and unalterable. This design will ensure that every vote is transparently counted and verifiable. The transaction closed on February 27, 2023.

On November 19, 2019, the Company formed Tidewater Energy Group Inc., a 51% subsidiary, to explore opportunities in the oil, gas, mineral, and energy business. The Company closed Tidewater Energy Group Inc. on December 31, 2024.

 NOTE 4 - ACCRUED EXPENSES

Accrued expenses at December 31, 2024 and 2023 consisted of the following:

	December 31,	December 31,
	2024	2023
Accrued interest	$$3,655,006	$3,278,920
Accrued compensation	$1,190,343	1,219,123
Other accrued expenses	$36,670	36,438
	$$4,882,019	$4,534,481

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 5 - PROMISSORY NOTES PAYABLE

In March 2014, the Company issued two promissory notes for a total of $230,000. The interest rate is the short-term applicable federal rate as determined by the Internal Revenue Service for the calendar month plus 10%. These two promissory notes are due on December 31, 2024, and 2023, respectively.

On November 29, 2022, Global Election Services, entered into loan agreement with a non-affiliate investor for a total of $100,000, with annual interest of 14%. The outstanding balance is $100,000 and $0 interest as of as of December 31, 2024.

On December 3, 2022, the Company entered into a promissory note agreement with a non-affiliate investor for a total of $5,000. As of September 30, 2024, the loan has been paid off.

On January 31, 2023, Global Election Services, Inc. entered into a Loan agreement with a non-affiliate investor for the amount of $41,000. The Company will repay the loan in 24 weekly fixed payments of $2,426. As of June 30, 2023, the loan has been paid off.

On July 13, 2023, Global Election Services, Inc. entered a Loan agreement with a non-affiliate investor for the amount of $78,100. The Company will repay the loan in 28 weekly fixed payments of $2,789. As of January 30, 2024, the loan has been paid off.

On September 13, 2023, Global Election Services, Inc. entered into a Loan agreement with a non-affiliate investor for the amount of $49,170. The Company will repay the loan in 14 weekly fixed payments of $3,513. As of December 31, 2023 the loan has been paid off.

On November 3, 2023, Global Election Services, Inc. entered a Loan agreement a non-affiliate investor for the amount of $63,750. The Company will repay the loan in 84 fixed payments of $759. As of January 25, 2024, the loan has been paid off.

On February 20, 2024, Global Election Services, Inc. entered into a revenue share agreement with a non-affiliate investor for a total of $41,972 on the purchase amount of $28,000 and OID of $13,972. There is no interest rate, but the Company will disburse 11 weekly payments of $3,816 to Note Holder. As of June 30, 2024, the Loan has been paid off.

On April 25, 2024, Global Election Services, Inc. entered into a Loan agreement with a non-affiliate investor for the amount o $63,750. The company will repay the Loan in weekly payments of $3,794.65.  As of August 29, 2024, the loan has been paid off.

On July 29, 2024, Global Election Services, Inc. entered into a Loan agreement with a non-affiliate investor for the amount of $67,500. The company will repay the Loan in weekly payments of $2,935. The remaining balance is $11,739 as of December 31, 2024.

On August 13, 2024, Global Election Services, Inc. entered into a Loan agreement with a non-affiliate investor for $57,200. The company will repay the Loan in weekly payments of $2,119. The balance remaining is $14,831 as of December 31, 2024.

On November 21, 2024, Global Election Services, Inc. entered into a Loan agreement with a non-affiliate investor for the amount of $71,250. The company will repay the Loan in weekly payments of $2,850. The remaining balance is $59,850 as of December 31, 2024.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 6 - CONVERTIBLE PROMISSORY NOTES PAYABLE

On January 26, 2023, the Company entered into a convertible note with a non-affiliate investor for the amount of $54,600. The Note bears 12% interest and matures in twelve months. This Note has been paid off as of 12/31/24.

On March 10, 2023, the Global Election Services entered a convertible Note with a non-affiliate investor for a secured Original Discount Convertible Promissory Note with an investor for the amount of $32,500. The Note bears 12% interest and can convert at a Five million dollar valuation, with a maturity of October 15, 2025.

On April 8, 2023, Global Election Services Inc. entered into a secured Original Discount Convertible Promissory Note with a non-affiliate investor for the amount of $7,000, with an original discount amount of $3,000. The Note bears 12% interest and matures in twelve months. The Note can be converted to the Company’s common stock at $0.0040 per share. As of September 30, 2023, the Convertible Promissory Note has been repaid in full.

On April 11, 2023, Global Election Services, Inc. entered into a Convertible Promissory Note with a non-affiliate investor for $15,000. The note bears 12% interest and matures on October 15, 2025. The Note can be converted into Global Election Services, Inc. common stock at a $5,000,000 valuation.

On May 18, 2023, Global Arena Holding, Inc. entered into an unsecured Convertible Promissory Note with a non-affiliate investor for the amount of $20,000. The Note bears 12% interest and matures on December 31, 2025. The Note can be converted to the Company’s common stock at $0.001 per share.

On June 1, 2023, Global Election Services, Inc. entered into a Convertible Promissory Note with a non-affiliate investor in the principal amount of $5,800 with an annual interest of 12% to a non-affiliate with a maturity date of September 1, 2023. As of September 30, 2023, the Convertible Promissory Note has been repaid in full..

On June 6, 2023, Global Election Services, Inc. entered into an unsecured Convertible Promissory Note of $20,000 with a non-affiliate investor. The Note bears 12% interest and matures on October 15, 2025. The Note can be converted into the Company’s common stock at $0.40 per share.

On June 6, 2023, Global Election Services, Inc. entered into an unsecured Convertible Promissory Note of $6,500 with a non-affiliate investor. The Note bears 12% interest and matures on June 12, 2023. The Note can be converted into the Company’s common stock at $0.50 per share. As of September 30, 2023, the Convertible Promissory Note has been repaid in full.

On June 6, 2023, Global Election Services, Inc. entered into a Convertible Promissory Note with a non-affiliate investor in the principal amount of $10,000 with an annual interest rate of 12% with the maturity date of June 6, 2024. As of June 30, 2023, the Convertible Promissory Note has been repaid in full.

On June 7, 2023, Global Election Services, Inc. entered an unsecured Convertible Promissory Note with a non-affiliate investor of $10,000. The Note bears 12% interest and matures on October 15, 2025. The Note can be converted into the Company’s common stock at $0.40 per share.

On June 14, 2023, Global Election Services, Inc. entered into an unsecured Convertible Promissory Note with a non-affiliate investor for $30,000. The Note bears 12% interest and matures on October 15, 2025. The Note can be converted into the Company’s common stock at $0.40 per share.

On July 7, 2023, Global Election Services, Inc. entered into a secured Original Convertible Promissory Note with a non-affiliate investor for $57,500, with an original discount amount of $7,500. The Note bears 12% interest and matures on October 15, 2025. The Note can be converted into the Company’s common stock at $0.40 per share.

On August 4, 2023, Global Election Services, Inc. entered into a second Original Discount Convertible Promissory Note with a non-affiliate investor for $30,000, with an original discount amount of $5,000. The Note bears 12% interest and matures on October 15, 2025. The Note can be converted into the Company’s common stock at $0.040 per share.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 6 - CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

On August 8, 2023, Global Election Services, Inc. entered a secured Original Discount Convertible Promissory Note with a non-affiliate investor for $23,000, with an original discount amount of $5,000. The Note bears 12% interest and matures in twelve months. The Note can be converted into the Company’s common stock at $0.040 per share. As of September 30, 2023, the Convertible Promissory Note has been repaid in full.

On August 14, 2023, Global Election Services, Inc. entered a secured Original Discount Convertible Promissory Note with a non-affiliate investor for $23,000, with an original discount amount of $5,000. The Note bears 12% interest and matures in twelve months. As of September 30, 2023, the Convertible Promissory Note has been repaid in full.

On August 25, 2023, Global Election Services, Inc. entered a secured Original Discount Convertible Promissory Note with a non-affiliate investor for $5,000, with an original discount amount of $500. The Note bears 12% interest and matures in twelve months. The Note can be converted into the Company’s common stock at $0.040 per share. As of September 30, 2023, the Convertible Promissory Note has been repaid in full..

On September 15, 2023, Global Election Services, Inc. entered a secured Original Discount Convertible Promissory Note with a non-affiliate investor for $15,500, with an original discount amount of $5,000. The Note bears 12% interest and matures on October 15, 2025. The Note can be converted into the Company’s common stock at $0.040 per share.

On October 24, 2023, Global Election Services, Inc. entered a secured Original Discount Convertible Promissory Note with a non-affiliate investor for $25,000, with an original discount amount of $5,000. The Note bears 12% interest and matures on October 15, 2025. The Note can be converted into the Company’s common stock at $0.040 per share.

On October 6, 2023, Global Election Services, Inc. entered an unsecured Convertible Promissory Note with a non-affiliate investor of $10,000. The Note bears 12% interest and is convertible at a $12.5 million dollar valuation and matures on October 15, 2025.

On December 12, 2023, Global Election Services Inc. entered an unsecured Convertible Promissory Note with a non-affiliate investor for $20,000. The Note bears 12% interest and is convertible at a $12.5 million dollar valuation and matures on October 15, 2025.

On December 13, 2023, Global Election Services, Inc. entered an unsecured Convertible Promissory Note with a non-affiliate investor for $30,000. The Note bears 12% interest and is convertible at a $12.5 million dollar valuation and matures on October 15, 2025.

On December 28, 2023, Global Election Services, Inc. entered an unsecured Convertible Promissory Note with a non-affiliate investor for $20,000. The Note bears 12% interest and is convertible at a $12.5 million dollar valuation and matures on October 15, 2025.

On January 8, 2024, the Company entered a Convertible Promissory Note with a non-affiliate investor for $28,750, with a discount of $3,750. The Note bears 15% interest and matures on October 15, 2024. The Note can be converted to the Company’s common stock at 75% multiplied by the lowest trading price for the common stock during the ten trading days prior to the conversion date. As of October 21, 2024, the Convertible Promissory Note has been paid back in full.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 6 - CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

On January 25, 2024, Global Election Services, Inc. entered a Convertible Promissory Note with a non-affiliate investor in the principal amount of $15,000 with an annual interest rate of 12% to a non-affiliate convertible at a $12.5 million dollar valuation, with a maturity date of October 15, 2025.

On February 7, 2024, Global Election Services, Inc. entered a Convertible Promissory Note with a non-affiliate investor in the principal amount of $15,000 with an annual interest of 12% to a non-affiliate at a $12.5 million dollar valuation, with a maturity date of October 15, 2025.

On February 9, 2024, Global Election Services, Inc. entered a Convertible Promissory Note with a non-affiliate investor in the principal amount of $10,000 with an annual interest rate of 12% convertible at a $12.5 million dollar valuation with a maturity date of October 15, 2025.

On March 7, 2024, Global Election Services entered into a Convertible Promissory Note with non-affiliate investor for $10,000, with annual interest of 12%. convertible at a $12.5 million dollar valuation with a maturity date of October 15, 2025.

On March 15, 2024, Global Election Services, Inc. entered a Convertible Promissory Note with a non-affiliate investor in the principal amount of $20,000 with an annual interest of 12% to a non-affiliate with a maturity date of October 15, 2025.

On March 15, 2024, Global Election Services, Inc. entered a Convertible Promissory Note with a non-affiliate investor in the principal amount of $10,000 with an annual interest rate of 12% to a non-affiliate with a maturity date of April 14, 2024. As of June 30, 2024, Global Election Services, Inc. has repaid this note in full.

On April 11, 2024, Global Election Services, Inc. entered a Convertible Promissory Note with a non-affiliate investor in the principal amount of $12,000 with an annual interest rate of 12% to a non-affiliate with a maturity date of April 14, 2024. As of April 25, 2024 Global Election Services, Inc. has repaid this note in full.

On May 10, 2024, Global Election Services, Inc. entered a Convertible Promissory Note with a non-affiliate investor in the principal amount of $10,000 with an annual interest rate of 12% to a non-affiliate with a maturity date of April 14, 2024. As of May 16, 2024 Global Election Services, Inc. has repaid this note in full.

On May 16, 2024, Global Election Services, Inc. entered a Convertible Promissory Note with a non-affiliate investor in the principal amount of $15,000 with an annual interest rate of 12% to a non-affiliate with a maturity date of April 14, 2024. As of June 14, 2024, Global Election Services, Inc. has repaid this note in full.

On May 31, 2024, Global Election Services, Inc. entered a Convertible Promissory Note with a non-affiliate investor in the principal amount of $15,000 with an annual interest rate of 12% to a non-affiliate with a maturity date of April 14, 2024. As of June 14, 2024, Global Election Services, Inc. has repaid this note in full.

On June 13, 2024, Global Election Services, Inc. entered a Convertible Promissory Note with a non-affiliate investor for $75,000 as part of a 90 Day Secured Loan 10% coupon, convertible at an $8 million dollar valuation. As of December 31, 2024, the maturity date is October 15, 2025.

On June 24, 2024, Global Election Services, Inc. entered a Convertible Promissory Note with a non-affiliate investor for $75,000 as part of a 90 Day Secured Loan 10% coupon, convertible at an $8 million dollar valuation. As of December 31, 2024, Global Election Services, Inc. has repaid this note in full.

On July 19, 2024, Global Election Services, Inc. entered a Convertible Promissory Note with a affiliated investor in the principal amount of $25,000 with an annual interest rate of 12% with a maturity date of October 15, 2025.

On August 2, 2024, Global Election Services, Inc. entered a Convertible Promissory Note in the principal amount of $20,000 with a non-affiliate investor. The Note bears 12% interest and is convertible at $0.16 per share, and matures on October 15, 2025.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 6 - CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

On August 2, 2024, in connection with the purchase of Election Services Solutions LLC , Global Election Services, Inc. and the Company entered into a Convertible Promissory Note with an investor to pay off the remaining balance of the investment and finalize its purchase. The Note is in the principal amount of $138,850, bears 12% interest and matures on October 15, 2025. The Note can be converted into the Company’s common stock at $0.16 per share.

On August 8, 2024, Global Election Services, Inc. entered a Convertible Promissory Note with a non-affiliate investor in the principal amount of $17,000. The Note bears 12% interest and matures on June 30, 2025. The Note can be converted into the Company’s common stock at $0.75 per share. This Convertible Promissory Note was repaid on October 4, 2024.

On August 22, 2024, Global Election Services, Inc. entered a Convertible Promissory Note with a non-affiliate investor in the principal amount of $35,000. The Note bears 12% interest and matures on June 30, 2025. The Note can be converted into the Company’s common stock at $0.16 per share. This Convertible Promissory Note was repaid on October 18, 2024.

On October 2, 2024, The Company received $250,000 from the issuance of a Convertible Promissory Note with a non-affiliate investor. The Note bears 15% interest and matures on October 15, 2025.

On December 13, 2024, the Company received $100,000 from the issuance of a Convertible Promissory Note with a non-affiliate investor. The Note bears 15% interest and matures on October 15, 2025.

On December 19, 2024, the Company received $170,000 from the issuance of a Convertible Promissory Note with a non-affiliate investor. The Note bears 15% interest and matures on October 15, 2025.

On December 6, 2024, Global Election Services, Inc. issued a Convertible Promissory Note in the principal amount of $12,000 to a non-affiliate investor. The Note bears 12% interest and is convertible at a $9,375,000 valuation, and matures on October 15, 2025.

On December 9, 2024, Global Election Services, Inc. entered a Convertible Promissory Note in the principal amount of $10,000 with a non-affiliate investor. The Note bears 12% interest and is convertible at a $9,375,000 valuation, and matures on October 15, 2025.

On December 9, 2024, Global Election Services, Inc. entered a Convertible Promissory Note in the principal amount of $8,500 with a non-affiliate investor. The Note bears 12% interest and is convertible at a $9,375,000 valuation, and matures on October 15, 2025.

On December 10, 2024, Global Election Services, Inc. entered a Convertible Promissory Note in the principal amount of $30,000 with a non-affiliate investor. The Note bears 12% interest and is convertible at a $9,375,000 valuation, and matures on October 15, 2025.

On December 31, 2024, Global Election Services, Inc. entered a Convertible Promissory Note in the principal amount of $7,500 with a non-affiliate investor. The Note bears 12% interest and is convertible at a $9,375,000 valuation, and matures on October 15, 2025.

Convertible promissory notes payable at December 31, 2024 and 2023 consist of the following:

	December 31,	December 31,
	2024	2023
Convertible promissory notes with interest rates ranging from 10% to 12% per annum, convertible into common shares at a fixed price ranging from $0.001 to $0.03 per share. Maturity dates through December 31, 2024, as amended. ($2,735,644 in default)	$3,577,044	$3,089,949
Convertible promissory notes with interest rates ranging from 10% to 12% per annum, convertible into common shares at prices equal to 60% discount from the lowest trade price in the 20-25 trading days prior to conversion (as of December 31, 2024 the conversion price would be $0.001 per share). Maturity dates through December 31, 2024, as amended. ($165,784 in default)	190,784	234,834
Convertible promissory notes with interest at 12% per annum, convertible into common shares of GES. The maturity dates through December 31, 2024, as amended. ($894,923 in default)	1,116,427	1,136,423
Total convertible promissory notes payable	4,884,255	4,461,607
Unamortized debt discount	(26,391)	(24,851)
Convertible promissory notes payable, net discount	4,857,865	4,436,356
Less current portion	(4,857,865)	(4,436,356)
Long-term portion	$-	$-

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 6 - CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

Convertible promissory notes payable, December 31, 2022	$4,418,233
Issued for cash	428,500
Issued for original issue discount	(38,950)
Repayment for cash	(183,001)
Conversion to common stock	(430,812)

Amortization of debt discounts	243,386
Convertible promissory notes payable, December 31, 2023	$4,436,356
Issued for cash	943,600
Issued for original issue discount	(122,792)
Repayment for cash	(394,751)
Conversion to common stock	(128,805)
Amortization of debt discounts	121,257
Convertible promissory notes payable, December 31, 2024	$4,857,865

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

	December 31,	December 31,
	2024	2023
Risk-free interest rate	4.24%	5.26-5.55%
Expected life of the options (Years)	0.50	0.50-0.51
Expected volatility	450%	248.25%-2%
Expected dividend yield	0%	0%

Fair Value	$20,799	$9,138

A rollforward of the derivative liability from December 31, 2022 to December 31, 2024 is below:

Derivative liabilities, December 31, 2022	$116,150
Change in fair value of derivative liabilities	(15,442)
Derivative liabilities, December 31, 2023	$9,138
Change in fair value of derivative liabilities	12,651
Derivative liabilities, December 31, 2024	$20,799

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

On July 27, 2022, the Company authorized the issuance of 480,000 shares Series C Preferred Stock at $.001 per share as follows:

120,000 Series C Preferred Shares - John Matthews, CEO/CFO

120,000 Series C Preferred Shares – Martin Doane, Director

120,000 Series C Preferred Shares – Facundo Bacardi, Director

120,000 Series C Preferred Share – Kathryn Weisbeck, President, Director of GES, Public Relations/Marketing for the Company

The Series C Preferred Shares were issued on July 29, 2022

Common Stock

During the year ended December 31, 2024, the Company issued:

●	474,127,419 shares of common stock for conversion of $125,805 of convertible notes and $7,968 of accrued interest.

During the year ended December 31, 2023, the Company issued:

●	867,519,148 shares of common stock for conversion of $819,894 of convertible notes and $71,001 of accrued interest.
●	23,603,791 shares of common stock issued for cashless exercise of 32,187,124 warrants.
●	59,322,799 shares of common stock for services of $77,937.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 8 - STOCKHOLDERS’ DEFICIT (continued)

Option Activity

A summary of the option activity is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2022	15,000,000	0.02	1.19	-
Granted	-
Exercised	-
Forfeited/Canceled	(15,000,000)
Outstanding, December 31, 2023	15,000,000	0.02	0.19	-
Granted	-
Exercised	-
Forfeited/Canceled	-
Outstanding, December 31, 2024	-	-	-	-

Warrant Activity

A summary of warrant activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2021	539,793,230	0.007	1.40	114,802
Granted	1,050,666,667	0.003
Exercised	(60,729,543)	0.002
Forfeited/Canceled	(148,975,119)	0.001
Outstanding, December 31, 2022	1,380,755,235	0.003	1.40	-
Granted	29,500,000	0.002
Exercised	(32,187,124)	0.010
Forfeited/Canceled	(332,841,921)	0.001
Outstanding, December 31, 2023	1,045,226,190	0.001	2.17	-
Exercisable, December 31, 2023	1,045,226,190	0.001	2.17	-

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 8 - STOCKHOLDERS’ DEFICIT (continued)

Warrants

A summary of warrant activity is presented below:

	Number of Warrants	Exercise Price ($)	Contractual Life (in years)	Intrinsic Value ($)
Outstanding, December 31, 2022	1,380,755,235	0.003	1.40	-
Granted	29,500,000	0.001
Exercised	(32,187,124)	0.001
Forfeited/Canceled	(332,841,921)	0.001
Outstanding, December 31, 2023	1,045,226,190	0.003	1.40	-
Granted	150,000,000	0.001
Exercised	-
Forfeited/Canceled	(51,142,857)	0.001
Outstanding, December 31, 2024	1,144,083,333	0.001	1.95	-
Exercisable, December 31, 2024	1,144,083,333	0.001	1.95	-

During the year ended December 31, 2024, the Company issued a total of 150,000,000 warrants in connection with the legal settlement Civil Action No. 1:23-cv-03591 . The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

●	Expected life of 5 years
●	Volatility of 287%;
●	Dividend yield of 0%;
●	Risk free interest rate of 4.66%

During the year ended December 31, 2023, the Company issued a total of 1,045,226,190 warrants in connection with a new convertible promissory note payable. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

●	Expected life of 2 years
●	Volatility of 217%
●	Dividend yield of 0%;
●	Risk free interest rate of 390 - 478%

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 9 - INCOME TAXES

As of December 31, 2024, the Company had approximately $25,509,137 of federal net operating loss carryforwards available to offset future taxable income. These net operating losses which, if not utilized, begin expiring in 2029. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s net operating loss carryforwards may be subject to an annual limitation in the event of a change of control.

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

FASB ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the length of carryback and carryforward periods, and expectations of future profits, etc. The Company believes that significant uncertainty exists with respect to the future realization of the deferred tax assets and has therefore established a full valuation allowance as of December 31, 2024 and 2023. The change in the deferred tax valuation allowance increased by approximately $247,370 and $293,159 during the years ended December 31, 2024 and 2023, respectively. The increase in 2024 and 2023 was a result of additional net operating losses.

The components of deferred tax assets at December 31, 2024 and 2023 are as follows:

	2024	2023
Deferred income tax asset
Net operating loss carryforwards	$7,130,936	$6,883,567
Less: valuation allowance	(7,130,936)	(6,883,567)
Net deferred tax asset	$-	$-

The Company evaluated the provisions of FASB ASC 740 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carryforward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FASB ASC 740. Interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “interest expense, net” in the statement of operations. Penalties would be recognized as a component of “general and administrative expenses.” No interest or penalties were recorded during the years ended December 31, 2024 and 2023. As of December 31, 2024 and 2023, no liability for unrecognized tax benefits was required to be reported.

The Company files income tax returns in the United States and in New York State and City. The Company is no longer subject to Federal, state and local income tax examinations by the tax authorities for tax years prior to 2017.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 9 - INCOME TAXES (continued)

The reconciliation between the statutory federal income tax rate and the Company’s effective rate for the years ended December 31, 2024 and 2023 is as follows:

	2024	2023

Federal statutory rates	21.0%	21.0%
State income taxes, net of federal benefit	7.0%	7.0%
Non-deductible expenses	(3)%	(3)%
Valuation allowance against net deferred tax assets	(25)%	(25)%
Effective rate	0.0%	0.0%

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On December 26, 2017, we entered into a settlement agreement with a prior attorney with regards to outstanding legal fees owed. Pursuant to this settlement agreement, we paid $25,000 on January 5, 2018, and $25,000 on February 5, 2018, and was required to pay an additional $200,000 during 2018. On December 14, 2020, the parties amended the settlement agreement to state that we were to pay the prior attorney $219,576. As of the date of this Annual Report, we have made total payments of $75,000 toward the remaining balance.

On June 30, 2022, we were named as a defendant in a lawsuit filed in the Supreme Court of the State of New York, Index No. 651531/2002 by Anthony Crisci Jr. The plaintiff alleged breach of contract and unjust enrichment relating to plaintiff’s prior employment agreement with the Company. On July 19, 2023, we entered into a settlement agreement with the plaintiff and paid plaintiff $30,000. The settlement has been paid in full.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 10- COMMITMENTS AND CONTINGENCIES (continued)

On or about May 1, 2023, Brett Pezzuto and Christian Pezzuto filed a complaint in the United States District Court for the Southern District of New York (Civil Action No. 1:23-cv-03591) against the Company and GES for nonpayment of certain promissory notes. The case was settled on or about February 12, 2024, with an amendment to the settlement agreement signed by the parties on April 19, 2024. Under this settlement agreement, the Company acknowledged the sum of $234,000 collateralized by confessions of judgment in favor of each of Brett and Christian Pezzuto in the sum of $234,000. In addition, each of Brett and Christian Pezzuto was granted 75,000,000 warrants, for a total of 150,000,000 warrants, at a strike price of $0.001 per share for a period of five years. The GES Notes have an outstanding principal and interest balance of $176,641 (the “GES Notes Sum”) for each Brett and Christian Pezzuto. The GES Notes were to be converted into stock of 1329291 B.C. Ltd in connection with its proposed acquisition of GES. The Company subsequently determined not to proceed with 1329291 B.C. Ltd’s acquisition of GES. Brett and Christian Pezzuto have the right to enforce the confession of judgment plus alleged legal fees of $85,210.80 as of January 15, 2024. On April 22, 2025, the Company paid Brett Pezzuto $234,000 toward the settlement agreement. On July 1, 2025, the Company paid $234,000 to Christian Pezzuto toward the settlement agreement. The Company’s attorneys are currently negotiating the final payment, and a settlement of the GES Notes.

On May 22, 2023, Lim Chap Huat filed a Motion for Summary Judgment in Lieu of Complaint in the Supreme Court of the State of New York (Index No. 652474/2023) against the Company to collect on a promissory note in the principal amount of $200,000, plus interest at the rate of 12%, as well as attorney’s fees. On October 29, 2024, we entered into a Settlement Agreement and Mutual Limited Release with Mr. Lim Chap Huat and agreed to pay a total of $275,000 to Mr. Lim, secured by a Confession of Judgment. On December 20, 2024, we paid $250,000 of the settlement debt. On January 6, 2025, we paid $25,000 of the settlement debt, completing the terms of the settlement.

NOTE 11 - SOFTWARE

For the year ended December 31, 2024 and 2023, we capitalized $52,498 and $Nil of such costs representing the costs incurred in for the enhancement of the GES Software.

NOTE 12 - AGREEMENTS

On March 25, 2021, the Company entered into a second amended purchase agreement (APA) with Election Services Solutions. Under the second APA the Company entered into an amended asset purchase agreement with Election Services Solutions, LLC.  Under the amended APA, the Company will purchase 100% of the assets of Election Services Solutions, LLC and the Company will pay $650,000, of which $511,150 has already been paid, and issue 40,000,000 common shares to purchase these assets under this second amended APA. This APA replaces the first amended purchase agreement signed on May 10, 2019, wherein the Company was to purchase 100% of the assets of Election Services Solutions, LLC. The Company was to pay $550,000, of which $511,150 has already been paid, and issue 20,000,000 common shares to purchase these assets under this first amended APA. GES derives over 80% of its current business from Election Services Solutions.  On August 2, 2024, the Company entered into a convertible promissory note agreement with the former owner of Elections Service Solutions managing director to finalize the purchase of GES. The note has a principal amount of $138,850 due on October 15, 2025, with an annual interest rate of 12%.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 12 - AGREEMENTS (continued)

On May 13, 2019, the Company entered into a joint venture agreement with Voting Portals, LLC (VP), a Florida limited liability company. Pursuant to this agreement, the joint venture will be making use of the VP online e-voting web portal solutions and proprietary e-voting software programs to service and fulfill GES’s clients’ online elections and other e-voting events pursuant to the terms of the agreement, as well as any other ventures and relationships agreed to pursuant to the goals of the agreement. The Agreement was amended and as part of this agreement, the Company will be issuing 10,000,000 common shares to VP for services rendered, and VP will own 100% of the rights to the software, while GES will be responsible for all administrative and other election procedures. This transaction will close in the fourth quarter of 2025.

On January 14, 2022, GES entered into an Independent Consulting Agreement (ICA) with Magdiel Rodriquez. Under the terms of the ICA Magdiel Rodriquez will receive 15,000,000 million common shares in return for his software expertise in the development of GES election software. This new ICA replaces an amended MSA signed May 13, 2019 with HCAS and Magdiel Rodriquez wherein the Company was to issue a total of 30,000,000 warrants to purchase the Company’s common shares at a price of $0.005 as consideration for the services of HCAS and Mr. Magdiel Rodriquez. Mr. Rodriguez has over 25 years’ experience in the areas of Information Security, Enterprise Risk Management and Compliance, Information Technology and Operations including 21 years with Visa Inc. where he performed as Senior Business Leader of Information Security. Magdiel has extensive experience in a broad range of areas related to Information Security, Network Engineering, and Enterprise Governance, Risk and Compliance and Payment networks within the financial industry. Management anticipates the closing of this transaction will occur in the fourth quarter of 2025.

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

GES made payments of $25,000 CHF and received the working paper primarily covering the following matters:

●	Development and facilitation of an extended workshop with relevant and best in class third party blockchain technology companies such as Phoenix Systems AG, Securosys AG and others as well as any subject matter expert to be invited by Global Election Services Inc.
●	Development of a high-level technology solution architecture and its requirements for the blockchain based voting registration platform with inputs from third party blockchain technology.
●	Documentation of the results of a) and b) in order to provide the basis of the technical development of the platform.
●	Development of an implementation recommendation with respect to Voting on the Blockchain Platform.
●	Legal facilitation with respect to outside tax and legal advisors in connection with compliance with local and international regulation.
●	Project Management during the engagement.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 12 - AGREEMENTS (continued)

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

GES Investment in TrueVote Inc.

On June 15, 2019, GES entered into a Term Sheet, and Common Stock Purchase Agreement to create a joint venture with TrueVote, Inc. Under the terms of the agreement GES was to invest $50,000 into a 24 Month Debenture and issue a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company. The Company will receive 3 million common shares of TrueVote, representing 30% of TrueVote Inc. The Company on December 17, 2019 paid $ 40,000 to True Vote. Under the terms of the agreement GES is to invest an additional $10,000 and the Company issue a 3 year warrant exercisable at $0.01 for 4,500,000 common shares of the Company. On June 1st, 2021, TrueVote issued its White Paper “A transparent Electronic Voting System validated by the Bitcoin Blockchain” TrueVote, Inc. is building a comprehensive end-to-end, de-centralized, completely digital voting system. This will be based on traditional, proven database methodologies, and layered with a “checksum” that’s posted on the Blockchain, proving all data is immutable and unalterable. This design will ensure that every vote is transparently counted and verifiable.  The transaction closed on February 27, 2023.

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

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 12 - AGREEMENTS (continued)

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

2) Tidewater Energy Group Inc.

On November 19, 2019, the Company formed Tidewater Energy Group Inc., a 51% subsidiary, formed to explore opportunities in the oil, gas, mineral, and energy business. The Company closed Tidewater Energy Group Inc. on December 31, 2024

3) GAHI Acquisition Corp.

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

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 12 - AGREEMENTS (continued)

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

NOTE 13 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the consolidated balance sheet date through September 26, 2025 (the consolidated financial statements issuance date). Based upon the review, the Company did not identify other subsequent events that would have required adjustment or disclosure in the financial statement, except for the following:

Settlement Agreements

On June 30, 2022, we were named as a defendant in a lawsuit filed in the Supreme Court of the State of New York, Index No. 651531/2002 by Anthony Crisci Jr. The plaintiff alleged breach of contract and unjust enrichment relating to plaintiff’s prior employment agreement with the Company. On July 19, 2023, we entered into a settlement agreement with the plaintiff and paid plaintiff $30,000. The settlement has been paid in full.

On or about May 1, 2023, Brett Pezzuto and Christian Pezzuto filed a complaint in the United States District Court for the Southern District of New York (Civil Action No. 1:23-cv-03591) against the Company and GES for nonpayment of certain promissory notes. The case was settled on or about February 12, 2024, with an amendment to the settlement agreement signed by the parties on April 19, 2024. Under this settlement agreement, the Company acknowledged the sum of $234,000 collateralized by confessions of judgment in favor of each of Brett and Christian Pezzuto in the sum of $234,000. In addition, each of Brett and Christian Pezzuto was granted 75,000,000 warrants, for a total of 150,000,000 warrants, at a strike price of $0.001 per share for a period of five years. The GES Notes have an outstanding principal and interest balance of $176,641 (the “GES Notes Sum”) for each Brett and Christian Pezzuto. The GES Notes were to be converted into stock of 1329291 B.C. Ltd in connection with its proposed acquisition of GES. The Company subsequently determined not to proceed with 1329291 B.C. Ltd’s acquisition of GES. Brett and Christian Pezzuto have the right to enforce the confession of judgment plus alleged legal fees of $85,210.80 as of January 15, 2024. On April 22, 2025, the Company paid Brett Pezzuto $234,000 toward the settlement agreement. On July 1, 2025, the Company paid $234,000 to Christian Pezzuto toward the settlement agreement. The Company’s attorneys are currently negotiating the final payment, and a settlement of the GES Notes.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 13 - SUBSEQUENT EVENTS (continued)

On May 22, 2023, Lim Chap Huat filed a Motion for Summary Judgment in Lieu of Complaint in the Supreme Court of the State of New York (Index No. 652474/2023) against the Company to collect on a promissory note in the principal amount of $200,000, plus interest at the rate of 12%, as well as attorney’s fees. On October 29, 2024, we entered into a Settlement Agreement and Mutual Limited Release with Mr. Lim Chap Huat and agreed to pay a total of $275,000 to Mr. Lim, secured by a Confession of Judgment. On December 20, 2024, we paid $250,000 of the settlement debt. On January 6, 2025, we paid $25,000 of the settlement debt, completing the terms of the settlement.

Easterly APA

On July 1, 2025, the Company entered into that certain Asset Purchase Agreement (the “Easterly APA”) with GES Acquisition Corp., a Delaware corporation (“GES Acquisition Corp.”); Global Election Services, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“GES”); Global Election Services Holding LLC, a Delaware limited liability company (“GES Holding”); and Easterly CV VI LLC, a Delaware limited liability company (“Easterly”).

Asset Purchase. Pursuant to the Easterly APA, GES Acquisition Corp. agreed to acquire substantially all of the operating assets of GES as it relates to its business of providing technology-enabled absentee paper ballot, mail ballot, and online election services within the United States (the “Business”). The assets being sold include all tangible and intangible property used in the Business, contracts, intellectual property, assigned permits, accounts receivable, rights to causes of actions and warranties, purchased records, and business goodwill. GES Acquisition Corp. will also assume certain specified liabilities. The Easterly APA excludes specific assets and liabilities, including but not limited to GES’s cash and equivalents, tax returns and refunds, retained benefit plans and employment agreements, any contracts or permits not otherwise assigned, and any liabilities arising prior to the effective time of the Easterly APA.

Consideration. The total consideration payable to the Company and its shareholders in connection with the transaction include:

-	$2.3 million in cash, a portion of which will be used to pay or settle outstanding indebtedness and GES expenses at the closing of the transaction (“Closing”), in exchange for 2,453,333 shares of Series A Convertible Preferred Stock of GES Acquisition Corp. (“Series A Stock”) issued to Easterly;
-	4,000,000 shares of common stock of GES Acquisition Corp. issued to GES Holding;
-	Forgiveness of $1.125 million in Company and/or GES debt owed to Easterly, satisfied through the issuance of 1,200,000 shares of Series A Stock; and
-	Entry into a $2.2 million credit facility agreement between Easterly and GES Acquisition Corp., convertible into Series A Stock under specified conditions.

Employment. Upon Closing, John Matthews and Kathryn Weisbeck will enter into employment agreements with GES Acquisition Corp., and enter into a Non-disclosure, Non-solicitation and IP Rights Agreement. Further, John Matthews will be appointed as a director of GES Acquisition Corp. and the Board of Directors of GES Acquisition Corp. will be limited to no more than two other persons. GES Acquisition Corp. may offer employment to selected GES employees at its discretion; those employees will become “Hired Employees” and transition plans are outlined for benefit coverage and COBRA compliance.

Closing Conditions. The transaction is subject to standard conditions, including but not limited to receipt of required stockholder approvals by GES and the Company; repayment or settlement of all GES debt; no injunctions or governmental restriction on the transaction; and no material adverse effect on either party from the Effective Date of the Easterly APA through Closing. Closing is also conditioned upon the finalization and execution of all transaction documents, including a Certificate of Designations of Preferences and Rights of the Series A Stock, debt settlement agreements, employment agreements, and the credit facility agreement.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 13 - SUBSEQUENT EVENTS (continued)

Termination. The Easterly APA may be terminated by mutual written consent; upon breach by any party that is not cured within the specified period; if required stockholder approvals are not obtained; or if the transaction does not close by August 31, 2025. See “—Amendment No. 1 to Easterly APA” below.

Indemnification. The Easterly APA includes mutual indemnification obligations whereby GES and Company agreed to indemnify GES Acquisition Corp. and Easterly against liabilities arising from excluded assets or liabilities and breaches of representations. GES Acquisition Corp. and Easterly also agreed to indemnify GES and the Company against liabilities arising from assumed obligations and breaches. Indemnification claims must exceed $100,000 and total liability for non-fraud claims was capped at $1.375 million.

Amendment No. 1 to Easterly APA

On August 29, 2025, GAHI, GES Acquisition Corp., GES, Global Election Services Holding LLC, and Easterly CV VI LLC entered into that certain Amendment No. 1 to the Easterly APA (the “Amendment”) to amend Section 9.01(b) to change the “Outside Closing Date” from August 31, 2025 to October 15, 2025. All other terms of the Easterly APA remain in full force and effect.

Promissory Notes

The Company has received the following advances to fund working capital and transaction expenses in the form of notes.

●	On October 2, 2024, the Company received $250,000 from the issuance of a Convertible Promissory Note with an investor. The note bears a 15% interest rate and matures October 15, 2025.
●	On December 13, 2024, the Company received $100,000 from the issuance of a Convertible Promissory Note with an investor. The note bears a 15% interest rate and matures October 15 2025.
●	On December 19, 2024, the Company received $170,000 from the issuance of a Convertible Promissory Note with an investor. The note bears a 15% interest rate and matures October 15, 2025.
●	On January 31, 2025, the Company received $200,000 from the issuance of a Convertible Promissory Note with an investor. The note bears a 15% interest rate and matures October 15, 2025.
●	On March 14, 2025, the Company received $125,000 from the issuance of a Convertible Promissory Note with a non-affiliated investor. The Note bears 12% interest and matures on October 15, 2025.
●	On April 21, 2025, the Company received $400,000 from the issuance of a Convertible Promissory Note with a non-affiliated investor. The Note bears 12% interest and matures on October 15, 2025.
●	On June 30, 2025, the Company received $400,000 from the issuance of a Convertible Promissory Note with a non-affiliated investor. The Note bears 12% interest and matures on October 15, 2025.
●	On August 22, 2025, the Company received $150,000 from the issuance of a Convertible Promissory Note with a non-affiliated investor. The Note bears 12% interest and matures on October 15, 2025.

The Company used (i) $270,000 of the proceeds from the above notes to pay the Lim settlement; (ii) $234,000 of the proceeds to pay the Brett Pezzuto settlement, and (iii) $234,000 of the proceeds to pay the Christian Pezzuto settlement.

In addition, since January 1, 2025, the Company raised $244,500 through the issuance of promissory notes, as disclosed below:

●	On February 19, 2025, Global Election Services, Inc. issued a Convertible Promissory Note in the principal amount of $115,000 with an OID of $15,000 to a non-affiliate. The Note bears 12% interest and is convertible at a $9,375,000 valuation and matures on October 15, 2025.

●	On March 10, 2025, Global Election Services, Inc. issued a Convertible Promissory Note in the principal amount of $7,500 to a non-affiliate. The Note bears 12% interest and is convertible at a $9,375,000 valuation and matures on October 15, 2025.

●	On March 12, 2025, Global Election Services, Inc. issued a Convertible Promissory Note in the principal amount of $22,500 to a non-affiliate. The Note bears 12% interest and is convertible at a $9,375,000 valuation and matures on October 15, 2025.

●	On March 12, 2025, Global Election Services, Inc. issued an Original Issue Discount Convertible Promissory Note in the principal amount of $ 27,500 with an OID of $2,500 to a non-affiliate. The Note bears 12% interest and is convertible at a $9,375,000 valuation and matures on October 15, 2025.

●	On June 6, 2025, Global Election Services entered into a loan agreement with a non-affiliate in the amount of $87,000 at 6%. The Company will repay the loan in 28 weekly fixed payments of $3,107.

●	On September 5, 2025, Global Election Services entered into a loan agreement with a non-affiliate in the amount of $50,750 at 6%. The Company will repay the loan 21 weekly fixed payments of $2,414.

Certificate of Correction to Certificate of Incorporation

Subsequent to December 31, 2024, management discovered an error in its filings with the Delaware Secretary of State’s office. At the Company’s 2018 annual meeting of stockholders held on November 16, 2018, the Company’s stockholders voted to approve a 1-for-4 reverse stock split of the Company’s outstanding common shares (the “Abandoned Reverse Split”). In order to effectuate the Abandoned Reverse Split in the market, the Company was required to (i) file with the Delaware Secretary of State a certificate of amendment to its certificate of incorporation (a “Certificate of Amendment”), and (ii) have the Abandoned Reverse Split processed by the Financial Industry Regulatory Authority (“FINRA”).

On December 19, 2018, the Company erroneously filed with the Delaware Secretary of State a Certificate of Amendment (the “December 2018 Amendment”) that purported to effectuate the Abandoned Reverse Split, although the Abandoned Reverse Split had not yet been processed by FINRA, as required. As previously disclosed in the Company’s Current Report on Form 8-K filed on March 14, 2019 with the Securities and Exchange Commission, on March 13, 2019, the Company withdrew its FINRA application relating to the Abandoned Reverse Split, as the Board determined that it would not proceed with the Abandoned Reverse Split.

Although the Company did not intend to effectuate, and disclosed that it would not proceed with, the Abandoned Reverse Split, the Company failed to file a certificate of correction with the Delaware Secretary of State to nullify the December 2018 Amendment. In order to correct this, on September 25, 2025, the Company filed with the Delaware Secretary of State a certificate of correction to the December 2018 Amendment to nullify the December 2018 Amendment, as the Abandoned Reverse Split had not been processed by FINRA, as required.

The information presented in this Annual Report on Form 10-K does not give effect to the Abandoned Reverse Split.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Controls and Procedures

During the year ended December 31, 2024, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of December 31, 2024. Based on this evaluation, our chief executive officer and principal financial officer have concluded such controls and procedures were not effective as of December 31, 2024 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In the course of making our assessment of the effectiveness of internal control over financial reporting, we identified material weaknesses in our internal control over financial reporting as follows.

●	The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.
●	Our internal financial staff lack expertise in identifying and addressing complex accounting issued under U.S. GAAP.

Upon receiving adequate financing, we plan to increase our controls in these areas by hiring more employees in financial reporting and establishing an audit committee.

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

ITEM 9B.  OTHER INFORMATION

(a)

Subsequent to December 31, 2024, management discovered an error in its filings with the Delaware Secretary of State’s office. At the Company’s 2018 annual meeting of stockholders held on November 16, 2018, the Company’s stockholders voted to approve a 1-for-4 reverse stock split of the Company’s outstanding common shares (the “Abandoned Reverse Split”). In order to effectuate the Abandoned Reverse Split in the market, the Company was required to (i) file with the Delaware Secretary of State a certificate of amendment to its certificate of incorporation (a “Certificate of Amendment”), and (ii) have the Abandoned Reverse Split processed by the Financial Industry Regulatory Authority (“FINRA”).

On December 19, 2018, the Company erroneously filed with the Delaware Secretary of State a Certificate of Amendment (the “December 2018 Amendment”) that purported to effectuate the Abandoned Reverse Split, although the Abandoned Reverse Split had not yet been processed by FINRA, as required. As previously disclosed in the Company’s Current Report on Form 8-K filed on March 14, 2019 with the Securities and Exchange Commission, on March 13, 2019, the Company withdrew its FINRA application relating to the Abandoned Reverse Split, as the Board determined that it would not proceed with the Abandoned Reverse Split.

Although the Company did not intend to effectuate, and disclosed that it would not proceed with, the Abandoned Reverse Split, the Company failed to file a certificate of correction with the Delaware Secretary of State to nullify the December 2018 Amendment. In order to correct this, on September 26, 2025, the Company filed with the Delaware Secretary of State a certificate of correction to the December 2018 Amendment to nullify the December 2018 Amendment (the “Certificate of Correction”), as the Abandoned Reverse Split had not been processed by FINRA, as required.

The information presented in this Annual Report on Form 10-K does not give effect to the Abandoned Reverse Split.

The description of the Certificate of Correction is qualified in its entirety by reference to the full text of the Certificate of Correction, which will be filed as an exhibit to the Company’s next periodic report, and is incorporated herein by reference.

(b)	During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Below is certain information regarding our executive officers and directors:

Name	Position	Term(s) of Office
John Matthews	Chief Executive Officer	March 20, 2014 to present
	Chairman of the Board	January 3, 2012
	Chief Financial Officer	April 10, 2016 to present
Facundo Bacardi	Director	November 7, 2011 to present
Martin Doane	Director	November 7, 2011 to present

Certain Biographical Information Regarding Executive Officers and Directors

John Matthews, age 63, has served as the Chief Executive Officer, Chief Financial Officer, and director of Global Arena Holding Inc. Mr. Matthews has served as the Chairman of Global Election Services since 2015 and a Director of GAHI Acquisition Corp. since 2015 and as a Director in Tidewater Energy Group since 2019. In these positions, he has directed the investment into Blockchain Technologies Corp and has initiated the upgraded elections software and hardware applications covering registration, election tabulation, and reporting. Mr. Matthews has been involved in United States politics since the 1980s, having worked on and for numerous State, Congressional and Presidential elections. Mr. Matthews worked on Senator Daniel Patrick Moynihan’s campaign for the U.S. Senate in 1988 and concurrently served as Senator Moynihan’s Director of the Senator’s New York Office acting as the Senator’s senior Ombudsman and was responsible for all constituent services and legislative initiatives. Mr. Matthews served as an officer in various United States broker dealers from 1992 to 2014. He received a BA from Long Island University in 1987.

Facundo Bacardi, age 78, is a current shareholder and member of the family that owns and controls Bacardi Ltd., a worldwide liquor manufacturer and distributor. From 1979 to 1991, he was in charge of Bacardi’s manufacturing and distribution division for Nassau, Brazil, Trinidad and Central America. Currently, Mr. Bacardi serves as a director of Suramericana de Inversiones, S.A., an investment company located in Panama, and has served in that capacity since 1990.

Martin J. Doane, age 56, is a director of Global Arena Holdings Corp. since November 7, 2011. He has been a founding partner and CEO of Ubequity Capital since 2006. He served as vice president and secretary of Northern Empire Energy Corporation from March 20, 2012, to September 4, 2013. He was the chief executive officer of Adenyo Inc. from 2004 through 2009. He has served as the chief executive officer of MeeMee Media Inc. since April 2013. He was the vice president and secretary of EnDev Holdings Inc. from July 2010 to April 2013. Mr. Doane is a graduate of the University of Western Ontario and holds an LL.B. from Osgoode Hall Law School.

Board Composition

Our business and affairs are managed under the direction of our Board of Directors. The number of directors is fixed by our Board of Directors, subject to our articles of incorporation and our bylaws. Currently, our Board of Directors consists of three directors: Messrs. Matthews, Bacardi and Doane.

Director Independence

Our Board of Directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our Board of Directors has determined that (i) Messrs. Bacardi and Doane do not have a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities and that each of these directors is “independent” as that term is defined under the listing standards of The Nasdaq Stock Market, and (ii) Mr. Matthews is not an independent director. Accordingly, a majority of the Company’s Board of Directors is independent.

Board Leadership Structure and Board’s Role in Risk Oversight

Our Board of Directors has a Chairman, Mr. Matthews. The Chairman has authority, among other things, to preside over Board meetings and set the agenda for Board meetings. Accordingly, the Chairman has substantial ability to shape the work of our Board of Directors. Mr. Matthews also serves as our Chief Executive Officer and Chief Financial Officer. We believe that separation of the roles of Chairman and Chief Executive Officer is not necessary at this time to ensure appropriate oversight by the Board of Directors of our business and affairs. However, no single leadership model is right for all companies and at all times. The Board of Directors recognizes that depending on the circumstances, other leadership models, such as the appointment of a lead independent director, might be appropriate. Accordingly, the Board of Directors may periodically review its leadership structure. In addition, the Board of Directors will hold executive sessions in which only independent directors are present.

Our Board of Directors is generally responsible for the oversight of corporate risk in its review and deliberations relating to our activities. Our principal source of risk falls into two categories, financial and product commercialization. The audit committee will oversee management of financial risks; our Board of Directors regularly reviews information regarding our cash position, liquidity and operations, as well as the risks associated with each. The Board of Directors regularly reviews plans, results and potential risks related to our product development and commercialization efforts. Our compensation committee is expected to oversee risk management as it relates to our compensation plans, policies and practices for all employees including executives and directors, particularly whether our compensation programs may create incentives for our employees to take excessive or inappropriate risks which could have a material adverse effect on us.

Committees of the Board of Directors

We do not have standing audit, nominating or compensation committees, or committees performing similar functions. Our board of directors believes that it is not necessary to have standing audit, nominating or compensation committees at this time because the functions of such committees are adequately performed by our board of directors.

Delinquent Section 16(a) Reports

Under Section 16(a) of the Exchange Act, an executive officer, director, or greater-than-10% shareholder of the Company must file initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Executive officers, directors and greater-than-10% shareholders are required to furnish the Company with copies of all Section 16(a) reports they file. Our current executive officers and directors have not filed forms required to be filed under Section 16 of the Exchange Act. We are working with our executive officers and directors to file the past due forms.

Procedures for Contacting the Board

The Board has established a process for stockholders and other interested parties to send written communications to the Board, the independent directors, a particular committee or to individual directors, as applicable. Such communications should be sent by U.S. mail addressed to:

Global Arena Holding, Inc. Board of Directors

c/o Global Arena Holding, Inc.

Attention: Corporate Secretary

1159 2nd Avenue, Ste. 454

New York, NY 10065

The Board has instructed the Corporate Secretary to promptly forward all communications so received to the full Board, the independent directors or the individual Board member(s) specifically addressed in the communication. Comments or questions regarding our accounting, internal controls or auditing matters, our compensation and benefit programs, or the nomination of directors and other corporate governance matters will remain with the full Board.

Depending on the subject matter, the Company’s Corporate Secretary will:

●	Forward the communication to the director or directors to whom it is addressed;
●	Attempt to handle the inquiry directly, for example, where it is a request for information about our Company or if it is a stock-related matter; or
●	Not forward the communication if it is primarily commercial in nature or if it relates to a topic that is not relevant to the Board or a particular committee or is otherwise improper.

Procedures for Recommending, Nominating and Evaluating Director Candidates

Recommending Director Candidates for Nomination by the Board

The Board will consider director candidates recommended by stockholders. A stockholder who wishes to recommend a director candidate for nomination by the Board at an annual meeting of stockholders or for vacancies of the Board that arise between annual meetings must provide the Board with sufficient written documentation to permit a determination by the Board whether such candidate meets the required and desired director selection criteria set forth in our bylaws. Such documentation and the name of the director candidate should be sent by U.S. mail to:

Global Arena Holding, Inc. Board of Directors

c/o Global Arena Holding, Inc.

Attention: Corporate Secretary

1159 2nd Avenue, Ste. 454

New York, NY 10065

Nominating Director Candidates

For director nominations to be properly brought before an annual meeting of stockholders by a stockholder, the stockholder must give timely notice in proper written form to the Secretary, consistent with the Company’s bylaws.

Evaluating Director Candidates

The Board has no formal guidelines or policy with regard to the consideration of any director candidates recommended by shareholders. The Board will consider several factors when evaluating the appropriate characteristics of candidates for service as a director. The Board initially evaluates a prospective nominee based on his or her resume and other background information that has been provided to the Board. At a minimum, director candidates must demonstrate high standards of ethics, integrity, independence, sound judgment, strength of character, and meaningful experience and skills in business or other appropriate endeavors. In addition to these minimum qualifications, the Board considers other factors it deems appropriate based on the current needs and desires of the Board, including specific business and professional experience that is relevant to the Board’s needs, including, but not limited to, Board diversity. A member of the Board will contact, for further review, those candidates who the Board believes are qualified, who may fulfill a specific Board need and who would otherwise best make a contribution to the Board. The Board is responsible for conducting, with the assistance of the Corporate Secretary, and subject to applicable law, any inquiries into the background and qualifications of the candidate. Based on the information the Board learns during this process, it determines which nominee(s) to submit for election. The Board uses a comparable process for evaluating all director candidates, regardless of the source of the recommendation.

The Board may use, as it deems appropriate or necessary, an outside consultant to identify and screen potential director candidates. No outside consultants were used during the fiscal year ended December 31, 2024 to identify or screen potential director candidates. The Board will reassess the qualifications of a current director, including the director’s attendance and contributions at Board and committee meetings, prior to recommending a director for reelection.

Code of Ethics

We have adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. Our code of ethics applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. We believe that our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct, provide full, fair, accurate, timely and understandable disclosure in public reports, comply with applicable laws, ensure prompt internal reporting of violations, and provide accountability for adherence to the provisions of the code of ethics. We intend to disclose any amendments to our code of ethics, or waivers of its requirements, on our website or in filings under the Exchange Act to the extent required by applicable rules and/or exchange requirements.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information as to the compensation of our executive officers.

2024 Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John Matthews	2024	147,067	(1)	-	-	-	147,067
CEO and CFO	2023	121,402	(2)	-	-	-	121,402

(1)	Mr. Matthews received $0 as his salary from the Company and $147,067 from GES.
(2)	Mr. Matthews received $0 as his salary from the Company and $121,402 from GES.

Outstanding Equity Awards at Fiscal Year End

There were no equity awards outstanding at December 31, 2024.

Director Compensation

The following table sets forth certain information as to the compensation paid to our non-employee directors.

2024 Director Compensation Table

Name	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Facundo Bacardi	2024	-	-	-	-	-
Martin Doane	2024	-	-	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 26, 2025, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. As of September 26, 2025, there were 1,695,351,226 shares of common stock outstanding. The address of each executive officer and director is c/o Global Arena Holding, Inc., 1159 2nd Avenue, Suite 454, New York, NY 10065.

Name and Address	Amount		Percentage
John Matthews	4,820,170	(1)	*

Facundo Bacardi	3,056,891	(1)	*

Martin Doane	3,056,891	(1)	*

All Executive Officers and Directors as a Group (4 persons)(2)	10,933,952	(3)	*

* Less than 1%.

(1)	In addition, each of Messrs. Matthews, Bacardi and Doane holds 120,000 shares of the Company’s Series C preferred stock. Each share of Series C preferred stock entitles the holder thereof to cast 5,000 votes on all matters submitted to a vote of the Company’s stockholders.

(2)	Includes Kathryn Weisbeck, President of GES.

(3)	In addition, insiders (i.e., Mr. Matthews, Mr. Bacardi, Mr. Doane and Ms. Weisbeck) hold an aggregate of 480,000 shares of the Company’s Series C preferred stock. Each share of Series C preferred stock entitles the holder thereof to cast 5,000 votes on all matters submitted to a vote of the Company’s stockholders. Therefore, collectively, insiders hold over a majority of the Company’s voting power through their ownership of Series C preferred shares.

EXISTING EQUITY COMPENSATION PLAN INFORMATION

The table below shows information with respect to our equity compensation plans as of December 31, 2024.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	-	$	N/A	-
Equity compensation plans not approved by security holders	-	$		-

In June 2011, the Board of Directors adopted a Stock Awards Plan (“Plan”). The purpose of the Plan was to attract, retain and motivate employees, directors and persons affiliated with the Company and to provide such participants with additional incentive and reward opportunities. The awards may be in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock awards, or any combination of the foregoing. The total number of shares of stock reserved for issuance under the Plan is 3,000,000. The Company no longer intends to make any grants under the Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We do not have a written policy for the review, approval or ratification of transactions with related parties or conflicted transactions. When such transactions arise, they are referred to our board of directors for consideration.

Director Independence

Our Board of Directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our Board of Directors has determined that (i) Messrs. Bacardi and Doane do not have a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities and that each of these directors is “independent” as that term is defined under the listing standards of The Nasdaq Stock Market, and (ii) Mr. Matthews is not an independent director. Accordingly, a majority of the Company’s Board of Directors is independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the years ended December 31, 2024 and 2023 for professional services rendered by Raul Carrega (PCAOB # 1939) for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the periods ended December 31, 2024 and 2023 were $80,500 and $23,500, respectively.

Audit related fees

The aggregate fees billed for the years ended December 31, 2024 and 2023 for assurance and related services by Raul Carrega that are reasonably related to the performance of the audit or review of the Company’s financial statements for those fiscal years were included in the above listed were $0 and $0, respectively.

Tax Fees

We incurred aggregate tax fees and expenses from Raul Carrega during the years ended December 31, 2024 and 2023 for professional services rendered for tax compliance, tax advice, and tax planning of $0 and $0, respectively.

All Other Fees

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor’s provision of non-audit services was compatible with maintaining the auditor’s independence. All of the services described above for fiscal year 2024 were approved by the board of directors pursuant to its policies and procedures.

Pre-Approval Policies and Procedures

Our Board pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our Board before the respective services were rendered.

Our Board has considered the nature and amount of fees billed by our independent registered public accounting firm and believes that the provision of services for activities unrelated to the audit is compatible with maintaining their independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) List of financial statements included in Part II hereof

Balance Sheets, December 31, 2024 and 2023

Statements of Operations for the years ended December 31, 2024 and 2023

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2024 and 2023

Statements of Cash Flows for the years ended December 31, 2024 and 2023

Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof: None.

(a)(3) Exhibits

EXHIBIT NO.	DESCRIPTION	FILED OR FURNISHED WITH	DATE FILED OR FURNISHED
2.1	Form of Agreement and Plan of Merger between Dickie Walker Marine, Inc., a California corporation and Dickie Walker Marine, Inc., a Delaware Corporation	Form SB-2	February 11, 2002
2.2	Acquisition Agreement	Form 8-K	February 8, 2005
2.3	Amendment No. 2 to Acquisition Agreement	Form 8-K	July 20, 2005
2.4	Share Change Agreement	Form 8-K	April 13, 2006
2.5	Agreement and Plan of Reorganization, entered into as of January 19, 2011, by and between Global Arena Holding Subsidiary Corp. and China Stationery and Office Supply, Inc.	Form 8-K	January 25, 2011
2.6	Share Purchase Agreement, entered into as of July 13, 2012, by and among Broad Sword Holdings, LLC, JSM Capital Holding Corp. and Global Arena Holding, Inc.	Form 8-K	July 20, 2012
3.1	Certificate of Incorporation for Dickie Walker Marine, Inc. as filed with the Delaware Secretary of State on February 4, 2002	Form SB-2	February 11, 2002
3.2*	Certificate of Merger, filed with Delaware Secretary of State on February 28, 2002		Filed herewith
3.3*	Certificate of Designations for Preferred Stock, filed with Delaware Secretary of State on May 15, 2006		Filed herewith
3.4*	Certificate of Amendment of Certificate of Incorporation, filed with the Delaware Secretary of State on May 12, 2011		Filed herewith
3.5*	Certificate of Merger, filed with Delaware Secretary of State on May 12, 2011		Filed herewith
3.6*	Certificate of Amendment of Certificate of Incorporation, filed with the Delaware Secretary of State on May 19, 2016		Filed herewith
3.7*	Certificate of Designations for Preferred Stock, filed with Delaware Secretary of State on August 23, 2017		Filed herewith
3.8*	Certificate of Amendment of Certificate of Incorporation, filed with Delaware Secretary of State on December 19, 2018		Filed herewith
3.9	Bylaws of the California corporation as adopted by its Board of Directors on October 10, 2000	Form SB-2	February 11, 2002
3.10	Amended and Restated Bylaws of the Delaware corporation as adopted by its Board of Directors May 1, 2002	Form SB-2/A	May 13, 2002

3.11	Certificate of Designation for Preferred Stock	Form 8-K	April 13, 2006
3.12	Certificate of Amendment of Certificate of Incorporation of Dickie Walker Marine, Inc.	Form 8-K	July 20, 2006
3.13*	Certificate of Amendment of Certificate of Incorporation, filed with the Delaware Secretary of State on January 6, 2020		Filed herewith
3.14*	Amended and Restated Certificate of Designation, Preferences, Rights and Limitations of Series B Preferred Stock, filed with the Delaware Secretary of State on January 6, 2020		Filed herewith
3.15*	Certificate of Amendment of Certificate of Incorporation, filed with the Delaware Secretary of State on November 5, 2021		Filed herewith
3.16	Certificate of Designation for Series C Preferred Shares filed with the State of Delaware on July 27, 2022	Form 8-K	July 29, 2022
3.17	Certificate of Amendment filed 9/22/2022	Form 8-K	October 7, 2022
4.1	Specimen stock certificate representing shares of common stock of the Company	Form SB-2/A	April 18, 2002
4.2	Form of Representative’s Warrant	Form SB-2	February 11, 2002
4.3	Placement Agent’s Warrant	Form SB-2	February 11, 2002
4.4	Form of Investor Note from 2001 Private Placement	Form SB-2	February 11, 2002
4.5	Selling Agent Agreement	Form 10-KSB	December 29, 2004
4.6	Investor Promissory Note	Form 10-KSB	December 29, 2004
4.7	Investor Warrant	Form 10-KSB	December 29, 2004
4.8	Placement Agent’s Warrants	Form 10-KSB	December 29, 2004
4.11†	2011 Stock Awards Plan	Form S-8	July 6, 2011
10.1	$50,000 Promissory Note in favor of Gerald W. Montiel dated January 15, 2002	Form SB-2	February 11, 2002
10.2	$45,000 Promissory Note in favor of Gerald W. Montiel dated January 31, 2002	Form SB-2	February 11, 2002
10.3	Form of Reimbursement Agreement between Gerald W. Montiel and the Company dated February 1, 2002	Form SB-2	February 11, 2002
10.4	License Agreement between Gerald W. Montiel and the Company dated February 1, 2001	Form SB-2	February 11, 2002
10.5	Strategic Alliance Agreement with West Marine Products, Inc. dated October 19,2001 (Confidential Treatment Requested)	Form SB-2/A	May 13, 2002
10.6	Facility Lease Agreement with WHMF dated February 1, 2002 for the facility located at 1414 South Tremont Street, Oceanside, California	Form SB-2	February 11, 2002
10.7	2002 Equity Incentive Plan	Form SB-2	February 11, 2002
10.9	Form of Employment Agreement with Gerald W. Montiel dated February 1, 2002	Form SB-2	February 11, 2002
10.10	Equipment Lease Agreement with Emtex Leasing Corporation dated April 4, 2001	Form SB-2	February 11, 2002
10.11	Form of Stockholder Rights Agreement	Form SB-2/A	April 1, 2002
10.12	Lease Agreement	Form 10-KSB	December 20, 2002
10.16	Separation Agreement and Complete Release	Form 8-K	October 21, 2003
10.19	Amendment to Strategic Alliance Agreement	Form 10-KSB	December 17, 2003

10.20	Form of Parent Support Agreement	Form 8-K	February 8, 2005
10.21	Form of Lock-Up Agreement	Form 8-K	February 8, 2005
10.22	Consulting Agreement with Gerald Montiel	Form 8-K	February 8, 2005
10.23	Form of Incentive Stock Option Grant Under DWM 2002 Equity Incentive Plan	Form S-4	May 10, 2005
10.24	Form of Non-Qualified Stock Option Grant Under DWM 2002 Equity Incentive Plan	Form S-4	May 10, 2005
10.25	Mutual Lease Agreement	Form 8-K	October 14, 2005
10.26	Form of Employment Agreement with Gerald W. Montiel	Form 8-K	April 13, 2006
10.27	Form of Employment Agreement with Javier Vidrio	Form 8-K	April 13, 2006
10.28	Form of Consulting Agreement with Montiel Marketing Group	Form 8-K	April 13, 2006
10.29	Agreement and Plan of Reorganization	Form 8-K	January 25, 2011
10.30	Assignment and Assumption and Management Agreement	Form 8-K	January 25, 2011
10.31	Securities Purchase Agreement	Form 8-K	January 7, 2013
10.32	Amendment 1 to Securities Purchase Agreement	Form 8-K	January 25, 2013
10.33	Agreement of Sale	Form 8-K	January 31, 2013
10.34	Member Interests Purchase Agreement by and between the Company and Courtney Smith	Form 8-K	March 19, 3013
10.35	Management and Investor Rights Agreement	Form 8-K	May 10, 2013
10.36	Subordinated Promissory Note and Conversion Agreement between the Company and Jia Hui New Climate Investment Ltd.	Form 8-K/A	December 5, 2013
10.37	Warrant to purchase common stock issued to Jia Hui New Climate Investment Ltd.	Form 8-K	December 4, 2013
10.38	Settlement agreement between the Company, GAIM and FireRock	Form 8-K	December 12, 2013
10.39	Convertible Promissory Note and Warrant Purchase Agreement	Form 8-K	December 19, 2014
10.40	Master Services Agreement with HCAS	Form 8-K	January 29, 2018
10.41	Securities purchase agreement with UAHC Ventures	Form 8-K	December 22, 2017
10.42	Convertible promissory note with UAHC Ventures	Form 8-K	December 22, 2017

10.43	Warrant issued to UAHC	Form 8-K	December 22, 2017
10.44	John Matthews GAHC Chairman agreement	Form 8-K	December 15, 2017
10.45	John Matthews GAHC employment agreement	Form 8-K	December 15, 2017
10.46	Kathryn Weisbeck GAHC employment agreement	Form 8-K	December 15, 2017
10.47	John Matthews GES Chairman agreement	Form 8-K	December 15, 2017
10.48	John Matthews GES employment agreement	Form 8-K	December 15, 2017
10.49	Kathryn Weisbeck GES employment agreement	Form 8-K	December 15, 2017
10.50	Stock purchase agreement with Nikolaos Spanos	Form 8-K	October 21, 2015
10.51	John Matthews GAHC employment agreement	Form 8-K	August 11, 2015
10.52	Anthony Crisci GAHC employment agreement	Form 8-K	August 11, 2015
10.53	Kathryn Weisbeck GAHC employment agreement	Form 8-K	August 11, 2015
10.54	Convertible promissory note and warrant purchase agreement with Apollo Capital	Form 8-K	July 6, 2015
10.55	Convertible promissory note with Apollo Capital	Form 8-K	July 6, 2015
10.56	Convertible promissory note with Capitoline Ventures II	Form 8-K	July 6, 2015
10.57	Consulting agreement with Complete Advisory Partners	Form 8-K	June 24, 2015
10.58	Allonge Agreement with St. George Investments LLC dated 1/7/19	Form 8-K/A	January 15, 2019
10.59	1st Amendment to Allonge Agreement with St. George Investments LLC dated 2/6/19	Form 8-K/A	February 13, 2019
10.60	Amendment to Convertible Promissory Note dated February 27, 2023 by TrueVote, Inc. and Global Election Services, Inc.	Form 8-K	March 9, 2023
10.61	Hasid Warrant dated February 27, 2023	Form 8-K	March 9, 2023
10.62	Morrison Warrant dated February 27, 2023	Form 8-K	March 9, 2023
10.63	Settlement Agreement and Mutual Release between Global Arena Holding, Inc. and Global Election Services, and Brett and Christian Pezzuto dated February 12, 2024	Form 10-K/A	July 11, 2024
10.64	Amendment to Settlement Agreement and Mutual Release between Global Arena Holding, Inc. and Global Election Services, and Brett and Christian Pezzuto dated April 19, 2024	Form 10-K/A	July 11, 2024
10.65

Asset Purchase Agreement, dated as of July 1, 2025, by and among GES Acquisition Corp., Global Arena Holding, Inc., Global Election Services, Inc., Global Election Services Holding LLC, and Easterly CV VI LLC.

		Form 8-K	July 8, 2025
10.66

Amendment No. 1 to Asset Purchase Agreement, dated as of August 29, 2025, by and among GES Acquisition Corp., Global Arena Holding, Inc., Global Election Services, Inc., Global Election Services Holding LLC, and Easterly CV VI LLC.

		Form 8-K	September 5, 2025
14.1	Code of Ethics	Form 10-KSB	December 17, 2003
21.1*	List of Subsidiaries		Filed herewith
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished herewith
101.INS*	XBRL Instance Document		Filed herewith
101.SCH*	XBRL Taxonomy Extension Schema Document		Filed herewith
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document		Filed herewith
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document		Filed herewith
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document		Filed herewith
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document		Filed herewith
104*	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)		Filed herewith

† Management contract or compensatory plan or arrangement.

* Filed herewith.

** Furnished herewith.

ITEM 16. 10-K SUMMARY

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Arena Holding, Inc.

Date: September 26, 2025	By:	/s/ John S. Matthews
	Name:	John S. Matthews
	Title:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John S. Matthews	Chief Executive Officer, Chief Financial Officer and Chairman of the Board (principal executive officer, principal financial officer, and principal accounting officer)	September 26, 2025
John S. Matthews

/s/ Facundo Bacardi	Director	September 26, 2025
Facundo Bacardi

/s/ Martin Doane	Director	September 26, 2025
Martin Doane

