Form 10-Q
period 2025-03-31
Global Arena Holding, Inc.
filed 2026-03-30
CIK 1138724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______, 20___, to _____, 20___.

Commission File Number 000-49819

Global Arena Holding, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	33-0931599
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1159 2nd Avenue, Ste. 454 New York, NY	10065
(Address of Principal Executive Offices)	(Zip Code)

(646) 519-3828

(Registrant’s Telephone Number, Including Area Code)

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

As of March 30, 2026, there were 1,695,351,226 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

GLOBAL ARENA HOLDING, Inc.

Form 10-Q

Item 1. Financial Statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$20,166	$13,415
Total current assets	20,166	13,415

Equity investments	705,000	705,000
Internal use software	179,338	52,498
TOTAL ASSETS	$904,504	$770,913

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$412,583	$437,583
Accrued expenses	5,093,968	4,882,019
Convertible promissory notes payable, net of debt discount of $2,504 and $26,390, respectively	5,164,502	4,857,865
Promissory notes payable	424,900	495,719
Derivative liability	9,922	20,799
Total current liabilities	$11,105,875	$10,693,985

STOCKHOLDERS’ DEFICIT
Global Arena Holding, Inc.
Preferred stock, $0.001 par value per share; 2,000,000 shares authorized
Series B preferred stock; 250,000 shares authorized; 49,202 and 49,202 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	49	49
Series C preferred stock; 750,000 shares authorized; 480,000 and 480,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	480	480
Common stock, $0.001 par value per share; 4,000,000,000 shares authorized; 1,695,351,226 and 1,695,351,226 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1,695,351	1,695,351
Additional paid-in capital	21,920,784	21,910,960
Accumulated deficit	(33,794,993)	(33,506,870)
Total Global Arena Holding, Inc. stockholders’ deficit	(10,178,329)	(9,900,030)
Noncontrolling interest	(23,042)	(23,042)
Total stockholders’ deficit	(10,201,371)	(9,923,072)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$904,504	$770,913

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues
Services	$399,263	$232,123

Operating expenses
Salaries and benefits	161,189	43,967
Marketing and advertising	31,800	38,606
Software development	1,763	678
Professional fees	129,597	34,870
General and administrative	77,809	44,829
Printing	74,594	16,295
Total operating expenses	476,752	179,245

(Loss) income from operations	(77,489)	52,878

Other expenses
Interest expense and financing costs	(221,511)	(163,951)
Change in fair value of derivative liability	10,877	(19,945)
Total other expenses	(210,634)	(183,896)

Loss before provision for taxes	(288,123)	(131,018)

Provision for income taxes	-	-

Net loss	(288,123)	(131,018)

Net loss attributed to noncontrolling interest	-	-

Net loss attributed to Global Arena Holding, Inc.	$(288,123)	$(131,018)

Weighted average shares outstanding – basic and diluted	1,695,351,226	1,331,365,834

Loss per share – basic and diluted	$(0.00)	$(0.00)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Global Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance, December 31, 2024	49,202	$49	480,000	$480	1,695,351,226	$1,695,351	$21,910,960	$(33,506,870)	$(9,900,030)	$(23,042)	$(9,923,072)
Fair value of issued warrants	-	-	-	-	-	-	9,824	-	9,824	-	9,824
Net loss	-	-	-	-	-	-	-	(288,123)	(288,123)	-	(288,123)
Balance, March 31, 2025	49,202	$49	480,000	$480	1,695,351,226	$1,695,351	$21,920,784	$(33,794,993)	$(10,178,329)	$(23,042)	$(10,201,371)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Global Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance, December 31, 2023	49,202	$49	480,000	$480	1,221,223,807	$1,221,223	$22,195,411	$(32,498,308)	$(9,081,145)	$(23,042)	$(9,104,187)
Issuance of common stock for convertible debt and accrued interest	-	-	-	-	258,655,700	258,656	(181,857)	-	76,799	-	76,799
Net loss	-	-	-	-	-	-	-	(131,018)	(131,018)	-	(131,018)
Balance, March 31, 2024	49,202	$49	480,000	$480	1,479,879,507	$1,479,879	$22,013,554	$(32,629,326)	$(9,135,364)	$(23,042)	$(9,158,406)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2025	2024

OPERATING ACTIVITIES:
Net loss	$(288,123)	$(131,018)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount	41,387	26,346
Change in fair value of derivative liability	(10,877)	19,945
Non-cash expense associated with warrant	9,824	-
Change in assets and liabilities:
Accounts payable	(25,000)	-
Accrued expenses	211,949	91,794
Net cash (used in) provided by operating activities	$(60,840)	$7,067

INVESTING ACTIVITIES:
Internal use software	(126,840)	-
Net cash used in investing activities	$(126,840)	$-

FINANCING ACTIVITIES:
Proceeds from convertible promissory notes payable	355,000	90,000
Proceeds from promissory notes payable	-	28,000
Repayment of convertible promissory notes payable	(89,750)	(70,510)
Repayment of promissory notes payable	(70,819)	(52,572)
Net cash provided by (used in) financing activities	$194,431	$(5,082)

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,751	1,985
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	13,415	21,592
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$20,166	$23,577

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Allocated value of warrants	$9,824	$-
Debt converted to common stock	$-	$76,799
Original issuance discount	$17,500	$22,722

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

NOTE 1 - ORGANIZATION

Organization and Business

Global Arena Holding, Inc. (“GAHI” and together with Global Election Services, Inc. (“GES”), GAHI’s wholly owned subsidiary, the “Company”) was formed in February 2009, in the state of Delaware. Previously, the Company was a financial services firm, but it currently is focusing on the business of GES. GAHI Acquisition Corp., a wholly owned subsidiary of the Company, and Tidewater Energy Group Inc., a 51%-owned subsidiary of the Company, have been dormant since 2024. Fortis Industria LLC, a wholly owned subsidiary of the Company, has been dormant since 2025.

GES was formed on February 25, 2015 and provides comprehensive technology-enabled paper absentee/mail ballot and internet election services to organizations such as craft and trade organizations, labor unions, political parties, co-operatives and housing organizations, associations and professional societies, universities, and political organizations. GES has developed proprietary election software for a data storage and retrieval registration system to determine voter eligibility and prevent duplicate votes with in-person digital signature capture, as well as proprietary election software for scanning/tabulation utilizing advanced optical mark recognition (“OMR”)/optical character recognition (“OCR”)/barcode imaging software featuring de-skewing, de-speckling, and image correction. This system provides three types of audit capabilities. The hardware includes high speed optical scanners that are hard lined to a computer with all Wi-Fi disabled so the entire tabulation process occurs offline, eliminating the opportunity for hacking. GES has made investments in companies developing blockchain technology for a data storage and retrieval registration system, tabulation of paper absentee/mail ballots, and internet voting.

On March 25, 2021, the Company entered into a second amended purchase agreement (“APA”) with Election Services Solutions, LLC (“Election Services Solutions”). Under the APA, the Company agreed to purchase 100% of the assets of Election Services Solutions for a purchase price of $650,000, of which $511,150 has already been paid, and to issue 40,000,000 common shares to purchase these assets under the APA. GES derives over 80% of its business from Election Services Solutions. On August 2, 2024, the Company issued a convertible promissory note in favor of the former owner of Elections Services Solutions to finalize the purchase of GES. The note has a principal amount of $138,850, bears interest at a rate of 12% per annum and was due on October 15, 2025. As of March 31, 2025, the note had not yet been repaid.

On February 27, 2023, the Company acquired 3,000,000 shares of TrueVote Inc. (“TrueVote”), representing 30% of TrueVote’s outstanding common stock. In connection therewith, the Company invested $50,000 in a 24-month debenture and issued a 2-year warrant, at a conversion price of $0.0012 per share, for 4,500,000 shares of the Company’s common stock.

TrueVote is building a comprehensive end-to-end, de-centralized, completely digital voting system. This will be based on traditional, proven database methodologies, and layered with a “checksum” that is posted on the blockchain, such that all data will be immutable and unalterable. This design is expected to ensure that every vote is transparently counted and verifiable. The TrueVote voting system will be based on traditional, proven database methodologies and layered with a “checksum” that is posted on the blockchain, proving all data is immutable and unalterable.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the continuation of the Company as a going concern. The Company has generated recurring losses from operations and cash flow deficits from its operations since inception and has had to continually borrow to continue operating. In addition, certain of the Company’s debt is in default as of March 31, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or acquire or develop a business that generates sufficient positive cash flows from operations. The Company continues to raise funds from the issuance of additional convertible promissory note. Management is hopeful that with their ability to raise additional funds that the Company should be able to continue as a going concern.

The accompanying unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP and include the accounts of GAHI and GES. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

	March 31,
	2025	2024
Warrants	1,164,583,333	1,193,260,301
Convertible notes	1,219,682,923	1,804,346,045
Total	2,384,266,256	2,997,606,346

Management Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates reflected in the consolidated financial statements include, but are not limited to, share-based compensation, and assumptions used in valuing derivative liabilities. Actual results could differ from those estimates.

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

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of March 31, 2025 and December 31, 2024.

	Fair Value
	As of	Fair Value Measurements at
Description	March 31, 2025	March 31, 2025 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$9,922	$-	$9,922	$-

Total	$9,922	$-	$9,922	$-

	Fair Value
	As of	Fair Value Measurements at
Description	December 31, 2024	December 31, 2024 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Beneficial conversion feature	$20,799	$-	$20,799	$-

Total	$20,799	$-	$20,799	$-

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

NOTE 3 – EQUITY INVESTMENTS

On March 25, 2021, the Company entered into the APA with Election Services Solutions. Under the APA, the Company agreed to purchase 100% of the assets of Election Services Solutions for a purchase price of $650,000, of which $511,150 has already been paid, and to issue 40,000,000 common shares to purchase these assets under the APA. GES derives over 80% of its business from Election Services Solutions. On August 2, 2024, the Company issued a convertible promissory note in favor of the former owner of Elections Services Solutions to GES. The note, in the principal amount of $138,850, bears interest at a rate of 12% per annum and was due on October 15, 2025. As of March 31, 2025, the note had not yet been repaid.

On February 27, 2023, the Company acquired 3,000,000 shares of TrueVote, representing 30% of TrueVote’s outstanding common stock. In connection therewith, the Company invested $50,000 in a 24-month debenture and issued a 2-year warrant, at a conversion price of $0.0012 per share, for 4,500,000 shares of the Company’s common stock.

TrueVote is building a comprehensive end-to-end, de-centralized, completely digital voting system. This will be based on traditional, proven database methodologies, and layered with a “checksum” that is posted on the blockchain, such that all data will be immutable and unalterable. This design is expected to ensure that every vote is transparently counted and verifiable. The TrueVote voting system will be based on traditional, proven database methodologies and layered with a “checksum” that is posted on the blockchain, proving all data is immutable and unalterable.

NOTE 4 - ACCRUED EXPENSES

Accrued expenses at March 31, 2025 and December 31, 2024 consisted of the following:

	March,	December 31,
	2025	2024
Accrued interest	$3,822,981	$3,655,006
Accrued compensation	1,234,317	1,190,343
Other accrued expenses	36,670	36,670
	$5,093,968	$4,882,019

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

On April 25, 2024, Global Election Services, Inc. entered into a Loan agreement with a non-affiliate investor for the amount of $63,750. The Company will repay the Loan in weekly payments of $3,794.65. As of August 29, 2024, the loan has been paid off.

On July 29, 2024, Global Election Services, Inc. entered into a Loan agreement with a non-affiliate investor for the amount of $67,500. The company will repay the Loan in weekly payments of $2,935. As of February 6, 2025, the loan has been paid off.

On August 13, 2024, Global Election Services, Inc. entered into a Loan agreement with a non-affiliate investor for $57,200. The company will repay the Loan in weekly payments of $2,119. As of February 25, 2025, the loan has been paid off.

On November 21, 2024, Global Election Services, Inc. entered into a Loan agreement with a non-affiliate investor for the amount of $71,250. The company will repay the Loan in weekly payments of $2,850. The remaining balance is $25,600 as of March 31, 2025.

NOTE 6 - CONVERTIBLE PROMISSORY NOTES PAYABLE

On January 26, 2023, the Company entered into a convertible note with a non-affiliate investor for the amount of $54,600. The Note bears 12% interest and matures in twelve months. This Note has been paid off as of December 31, 2024.

On March 10, 2023, the Global Election Services entered a convertible Note with a non-affiliate investor for a secured Original Discount Convertible Promissory Note with an investor for the amount of $32,500. The Note bears 12% interest and can convert at a $5,000,000 valuation, with a maturity of October 15, 2025.

On April 11, 2023, Global Election Services, Inc. entered into a Convertible Promissory Note with a non-affiliate investor for $15,000. The note bears 12% interest and matures on October 15, 2025. The Note can be converted into the Company’s common stock at a $5,000,000 valuation.

On May 18, 2023, Global Arena Holding, Inc. entered into an unsecured Convertible Promissory Note with a non-affiliate investor for the amount of $20,000. The Note bears 12% interest and matures on December 31, 2025. The Note can be converted to the Company’s common stock at $0.001 per share.

On June 6, 2023, Global Election Services, Inc. entered into an unsecured Convertible Promissory Note of $20,000 with a non-affiliate investor. The Note bears 12% interest and matures on October 15, 2025. The Note can be converted into the Company’s common stock at $0.40 per share. The remaining balance is $5,000 as of March 31, 2025.

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

On August 4, 2023, Global Election Services, Inc. entered into a second Original Discount Convertible Promissory Note with a non-affiliate investor for $30,000, with an original discount amount of $5,000. The Note bears 12% interest and matures on October 15, 2025. The Note can be converted into the Company’s common stock at $0.040 per share. The remaining balance is $19,000 as of March 31, 2025.

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

On March 15, 2024, Global Election Services, Inc. entered a Convertible Promissory Note with a non-affiliate investor in the principal amount of $20,000 with an annual interest of 12% to a non-affiliate with a maturity date of October 15, 2025. As of March 15, 2025, the Convertible Promissory Note has been paid back in full.

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

On August 2, 2024, in connection with the purchase of Election Services Solutions, the Company issued a convertible promissory note in favor of an investor to pay off the remaining balance of the investment. The Note is in the principal amount of $138,850, bears 12% interest and matures on October 15, 2025. The Note can be converted into the Company’s common stock at $0.16 per share.

On August 8, 2024, Global Election Services, Inc. issued a Convertible Promissory Note with a non-affiliate investor in the principal amount of $17,000. The Note bears 12% interest and matures on June 30, 2025. The Note can be converted into the Company’s common stock at $0.75 per share. This Convertible Promissory Note was repaid on October 4, 2024.

On August 22, 2024, Global Election Services, Inc. issued a Convertible Promissory Note with a non-affiliate investor in the principal amount of $35,000. The Note bears 12% interest and matures on June 30, 2025. The Note can be converted into the Company’s common stock at $0.16 per share. This Convertible Promissory Note was repaid on October 18, 2024.

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

On December 9, 2024, Global Election Services, Inc. issued a Convertible Promissory Note in the principal amount of $10,000 with a non-affiliate investor. The Note bears 12% interest and is convertible at a $9,375,000 valuation, and matures on October 15, 2025. As of January 17, 2025, Global Election Services, Inc. has repaid this note in full.

On December 9, 2024, Global Election Services, Inc. issued a Convertible Promissory Note in the principal amount of $8,500 with a non-affiliate investor. The Note bears 12% interest and is convertible at a $9,375,000 valuation, and matures on October 15, 2025.

On December 10, 2024, Global Election Services, Inc. issued a Convertible Promissory Note in the principal amount of $30,000 with a non-affiliate investor. The Note bears 12% interest and is convertible at a $9,375,000 valuation, and matures on October 15, 2025. The remaining balance is $20,000 as of March 31, 2025.

On December 31, 2024, Global Election Services, Inc. issued a Convertible Promissory Note in the principal amount of $7,500 with a non-affiliate investor. The Note bears 12% interest and is convertible at a $9,375,000 valuation, and matures on October 15, 2025.

On January 31, 2025, the Company received $200,000 from the issuance of a Convertible Promissory Note with a non-affiliated investor. The Note bears 12% interest and matures on October 15, 2025.

On February 19, 2025, Global Election Services, Inc. issued a Convertible Promissory Note in the principal amount of $115,000 with an OID of $15,000 to a non-affiliate. The Note bears 12% interest and is convertible at a $9,375,000 valuation and matures on October 15, 2025.

On March 10, 2025, Global Election Services, Inc. issued a Convertible Promissory Note in the principal amount of $7,500 to a non-affiliate. The Note bears 12% interest and is convertible at a $9,375,000 valuation and matures on October 15, 2025. As of March 19, 2025, Global Election Services, Inc. has repaid this note in full.

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

Convertible promissory notes payable at March 31, 2025 and December 31, 2024 consist of the following:

	March 31,	December 31,
	2025	2024
Convertible promissory notes with interest rates ranging from 10% to 12% per annum, convertible into common shares at a fixed price ranging from $0.001 to $0.03 per share. Maturity dates through March 31, 2025, as amended ($2,639,444 in default)	$3,891,044	$3,577,044
Convertible promissory notes with interest rates ranging from 10% to 12% per annum, convertible into common shares at prices equal to 60% discount from the lowest trade price in the 20-25 trading days prior to conversion (as of March 31, 2025 the conversion price would be $0.001 per share). Maturity dates through March 31, 2025, as amended ($165,784 in default)	190,784	190,784
Convertible promissory notes with interest at 12% per annum, convertible into common shares of GES. The maturity dates through March 31, 2025 as amended. ($863,673 in default)	1,085,178	1,116,427
Total convertible promissory notes payable	5,167,006	4,884,255
Unamortized debt discount	(2,504)	(26,391)
Convertible promissory notes payable, net discount	5,164,502	4,857,865
Less current portion	(5,164,502)	(4,857,865)
Long-term portion	$-	$-

Convertible promissory notes payable, December 31, 2023	$4,436,356
Issued for cash	943,600
Issued for original issue discount	(122,792)
Repayment for cash	(394,751)
Conversion to common stock	(128,805)
Amortization of debt discounts	121,257
Convertible promissory notes payable, December 31, 2024	$4,857,865
Issued for cash	$372,500
Issued for original issue discount	$(17,500)
Repayment for cash	$(89,750)
Amortization of debt discounts	$41,387
Convertible promissory notes payable, March 31, 2025	$5,164,502

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

	March 31,	December 31,
	2025	2024
Risk-free interest rate	4.23%	4.24%
Expected life of the options (years)	0.50	0.50
Expected volatility	442%	450%
Expected dividend yield	0%	0%
Fair value	$9,922	$20,799

A rollforward of the derivative liability from December 31, 2024 to March 31, 2025 is below:

Derivative liabilities, December 31, 2024	$20,799
Change in fair value of derivative liabilities	10,877
Derivative liabilities, March 31, 2025	$9,922

NOTE 8 - STOCKHOLDERS’ DEFICIT

Series B Preferred Stock

Pursuant to the Company’s Certificate of Incorporation, the Company has authorized 2,000,000 shares of $0.001 par value Preferred Stock. The Company has designated 250,000 of the 2,000,000 shares as Series B Preferred Stock. The Series B Preferred stockholders are entitled to a cumulative stock dividend, up to a maximum of 10% additional common stock upon the conversion after one year. The Series B Preferred Stock may be converted into common shares, at any time, at the option of the holder. The conversion price shall be the greater of $0.01 or 90% of the lowest closing price during the five most recent trading days prior to conversion. The number of common shares to be issued shall be the number of Series B Preferred shares times $10 per share divided by the conversion price.

Series C Preferred Stock

On July 27, 2022, the Company filed a Certificate of Designation with the State of Delaware authorizing the creation of 750,000 Series C Preferred Stock with the following terms and rights:

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

Common Stock

During the three months ended March 31, 2025, the Company did not issue any shares.

During the three months ended March 31, 2024, the Company issued 258,655,700 shares of common stock for conversion of $71,362 of convertible notes and $5,437 of accrued interest.

Warrant Activity

A summary of warrant activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2024	1,144,083,333	0.001	1.95	-
Granted	50,000,000	0.001
Exercised	-
Forfeited/Canceled	(29,500,000)	0.001
Outstanding, March 31, 2025	1,164,583,333	0.001	2.27	-
Exercisable, March 31, 2025	1,164,583,333	0.001	2.27	-

Warrants

A summary of warrant activity is presented below:

	Number of Warrants	Exercise Price ($)	Contractual Life (in years)	Intrinsic Value ($)
Outstanding, December 31, 2023	1,045,226,190	0.003	2.17	-
Granted	150,000,000	0.001
Exercised	-
Forfeited/Canceled	(7,142,857)	0.001
Outstanding, March 31, 2024	1,038,083,333	0.001	2.04	-
Exercisable, March 31, 2024	1,038,083,333	0.001	2.04	-

During the quarter ended March 31, 2025, the Company issued warrants to purchase an aggregate of 50,000,000 shares of common stock. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

●	Expected life of 2 years
●	Volatility of 372%;
●	Dividend yield of 0%;
●	Risk free interest rate of 4.28%

During the quarter ended March 31, 2024, the Company did not issue any warrants.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On December 26, 2017, we entered into a settlement agreement with a prior attorney with regards to outstanding legal fees owed. Pursuant to this settlement agreement, we paid $25,000 on January 5, 2018, and $25,000 on February 5, 2018, and was required to pay an additional $200,000 during 2018. On December 14, 2020, the parties amended the settlement agreement to state that we were to pay the prior attorney $219,576. As of March 30, 2026, we have made total payments of $75,000 toward the remaining balance.

On or about May 1, 2023, Brett Pezzuto and Christian Pezzuto filed a complaint in the United States District Court for the Southern District of New York (Civil Action No. 1:23-cv-03591) against the Company and GES for nonpayment of certain promissory notes. The case was settled on or about February 12, 2024, with an amendment to the settlement agreement signed by the parties on April 19, 2024. Under this settlement agreement, the Company acknowledged the sum of $234,000 collateralized by confessions of judgment in favor of each of Brett and Christian Pezzuto in the sum of $234,000. In addition, each of Brett and Christian Pezzuto was granted 75,000,000 warrants, for a total of 150,000,000 warrants, at a strike price of $0.001 per share for a period of five years. The GES Notes have an outstanding principal and interest balance of $176,641 (the “GES Notes Sum”) for each Brett and Christian Pezzuto. The GES Notes were to be converted into stock of 1329291 B.C. Ltd in connection with its proposed acquisition of GES. The Company subsequently determined not to proceed with 1329291 B.C. Ltd’s acquisition of GES. Brett and Christian Pezzuto have the right to enforce the confession of judgment plus alleged legal fees of $85,210.80 as of January 15, 2024. On April 22, 2025, the Company paid Brett Pezzuto $234,000 toward the settlement agreement. On July 1, 2025, the Company paid $234,000 to Christian Pezzuto toward the settlement agreement. On November 14, 2025, plaintiffs filed a motion for summary judgment. The parties are in settlement negotiations.

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

On October 14, 2025, Jason Old filed a complaint in the District Court of Tulsa County, Oklahoma (Civil Action No. CJ-2025-04721) against the Company and GES for breach of contract for failure to pay monies owned pursuant to a promissory note. On February 5, 2026, the Company and Mr. Old entered into a Release and Settlement Agreement, pursuant to which the parties agreed to settle the dispute and the Company agreed to pay Mr. Old $311,050.

NOTE 10 - SOFTWARE

For the three months ended March 31, 2025 and 2024, we capitalized $179,338 and $Nil respectively, for the costs incurred in for the enhancement of the GES Software.

NOTE 11 - AGREEMENTS

On March 25, 2021, the Company entered into the APA with Election Services Solutions. Under the APA, the Company agreed to purchase 100% of the assets of Election Services Solutions for a purchase price of $650,000, of which $511,150 has already been paid, and to issue 40,000,000 common shares to purchase these assets under the APA. GES derives over 80% of its business from Election Services Solutions. On August 2, 2024, the Company entered into a convertible promissory note agreement with the former owner of Elections Services Solutions to finalize the purchase of GES. The note, with a principal amount of $138,850 and an annual interest rate of 12%, was due on October 15, 2025, and was not yet repaid as of June 30, 2025.

On May 13, 2019, the Company entered into a joint venture agreement with Voting Portals, LLC (VP), a Florida limited liability company. Pursuant to this agreement, the joint venture will be making use of the VP online e-voting web portal solutions and proprietary e-voting software programs to service and fulfill GES’s clients’ online elections and other e-voting events pursuant to the terms of the agreement, as well as any other ventures and relationships agreed to pursuant to the goals of the agreement. The Agreement was amended and as part of this agreement, the Company will be issuing 10,000,000 common shares to VP for services rendered, and VP will own 100% of the rights to the software, while GES will be responsible for all administrative and other election procedures. This transaction is expected to close in the third quarter of 2026.

On January 14, 2022, GES entered into an Independent Consulting Agreement (ICA) with Magdiel Rodriquez. Under the terms of the ICA Magdiel Rodriquez will receive 15,000,000 million common shares in return for his software expertise in the development of GES election software. This new ICA replaces an amended MSA signed May 13, 2019 with HCAS and Magdiel Rodriquez wherein the Company was to issue a total of 30,000,000 warrants to purchase the Company’s common shares at a price of $0.005 as consideration for the services of HCAS and Mr. Magdiel Rodriquez. Mr. Rodriguez has over 25 years’ experience in the areas of Information Security, Enterprise Risk Management and Compliance, Information Technology and Operations including 21 years with Visa Inc. where he performed as Senior Business Leader of Information Security. Magdiel has extensive experience in a broad range of areas related to Information Security, Network Engineering, and Enterprise Governance, Risk and Compliance and Payment networks within the financial industry. Management anticipates the closing of this transaction will occur in the third quarter of 2026.

Investment in TrueVote Inc.

On February 27, 2023, the Company acquired 3,000,000 shares of TrueVote, representing 30% of TrueVote’s outstanding common stock. In connection therewith, the Company invested $50,000 in a 24-month debenture and issued a 2-year warrant, at a conversion price of $0.0012 per share, for 4,500,000 shares of the Company’s common stock.

TrueVote is building a comprehensive end-to-end, de-centralized, completely digital voting system. This will be based on traditional, proven database methodologies, and layered with a “checksum” that is posted on the blockchain, such that all data will be immutable and unalterable. This design is expected to ensure that every vote is transparently counted and verifiable. The TrueVote voting system will be based on traditional, proven database methodologies and layered with a “checksum” that is posted on the blockchain, proving all data is immutable and unalterable.

Tidewater Energy Group Inc. and GAHI Acquisition Corp.

Since 2024, Tidewater Energy Group Inc., a 51% owned subsidiary, and GAHI Acquisition Corp., a wholly owned subsidiary, have been dormant.

NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the consolidated balance sheet date through March 30, 2026 (the unaudited consolidated financial statements issuance date). Based upon the review, the Company did not identify other subsequent events that would have required adjustment of or disclosure in the unaudited consolidated financial statements, except for the following:

Pezzuto Action

On or about May 1, 2023, Brett Pezzuto and Christian Pezzuto filed a complaint in the United States District Court for the Southern District of New York (Civil Action No. 1:23-cv-03591) against the Company and GES for nonpayment of certain promissory notes. The case was settled on or about February 12, 2024, with an amendment to the settlement agreement signed by the parties on April 19, 2024. Under this settlement agreement, the Company acknowledged the sum of $234,000 collateralized by confessions of judgment in favor of each of Brett and Christian Pezzuto in the sum of $234,000. In addition, each of Brett and Christian Pezzuto was granted 75,000,000 warrants, for a total of 150,000,000 warrants, at a strike price of $0.001 per share for a period of five years. The GES Notes have an outstanding principal and interest balance of $176,641 (the “GES Notes Sum”) for each Brett and Christian Pezzuto. The GES Notes were to be converted into stock of 1329291 B.C. Ltd in connection with its proposed acquisition of GES. The Company subsequently determined not to proceed with 1329291 B.C. Ltd’s acquisition of GES. Brett and Christian Pezzuto have the right to enforce the confession of judgment plus alleged legal fees of $85,210.80 as of January 15, 2024. On April 22, 2025, the Company paid Brett Pezzuto $234,000 toward the settlement agreement. On July 1, 2025, the Company paid $234,000 to Christian Pezzuto toward the settlement agreement. On November 14, 2025, plaintiffs filed a motion for summary judgment. The parties are in settlement negotiations.

Lim Chap Huat Settlement

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

2025 Easterly APA

On July 1, 2025, the Company entered into that certain Asset Purchase Agreement (the “2025 Easterly APA”) with GES Acquisition Corp., a Delaware corporation (“GES Acquisition”); Global Election Services, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“GES”); Global Election Services Holding LLC, a Delaware limited liability company (“GES Holding”); and Easterly CV VI LLC, a Delaware limited liability company (“Easterly”).

Asset Purchase. Pursuant to the 2025 Easterly APA, GES Acquisition agreed to acquire substantially all of the operating assets of GES as it relates to its business of providing technology-enabled absentee paper ballot, mail ballot, and online election services within the United States (the “Business”). The assets being sold include all tangible and intangible property used in the Business, contracts, intellectual property, assigned permits, accounts receivable, rights to causes of actions and warranties, purchased records, and business goodwill. GES Acquisition will also assume certain specified liabilities. The 2025 Easterly APA excludes specific assets and liabilities, including but not limited to GES’s cash and equivalents, tax returns and refunds, retained benefit plans and employment agreements, any contracts or permits not otherwise assigned, and any liabilities arising prior to the effective time of the 2025 Easterly APA.

Consideration. The total consideration payable to the Company and its shareholders in connection with the transaction include:

-	$2.3 million in cash, a portion of which will be used to pay or settle outstanding indebtedness and GES expenses at the closing of the transaction (“Closing”), in exchange for 2,453,333 shares of Series A Convertible Preferred Stock of GES Acquisition (“Series A Stock”) issued to Easterly;
-	4,000,000 shares of common stock of GES Acquisition issued to GES Holding;
-	Forgiveness of $1.125 million in Company and/or GES debt owed to Easterly, satisfied through the issuance of 1,200,000 shares of Series A Stock; and
-	Entry into a $2.2 million credit facility agreement between Easterly and GES Acquisition, convertible into Series A Stock under specified conditions.

Employment. Upon Closing, John Matthews and Kathryn Weisbeck will enter into employment agreements with GES Acquisition, and enter into a Non-disclosure, Non-solicitation and IP Rights Agreement. Further, John Matthews will be appointed as a director of GES Acquisition and the Board of Directors of GES Acquisition will be limited to no more than two other persons. GES Acquisition may offer employment to selected GES employees at its discretion; those employees will become “Hired Employees” and transition plans are outlined for benefit coverage and COBRA compliance.

Closing Conditions. The transaction is subject to standard conditions, including but not limited to receipt of required stockholder approvals by GES and the Company; repayment or settlement of all GES debt; no injunctions or governmental restriction on the transaction; and no material adverse effect on either party from the Effective Date of the 2025 Easterly APA through Closing. Closing is also conditioned upon the finalization and execution of all transaction documents, including a Certificate of Designations of Preferences and Rights of the Series A Stock, debt settlement agreements, employment agreements, and the credit facility agreement.

Termination. The 2025 Easterly APA may be terminated by mutual written consent; upon breach by any party that is not cured within the specified period; if required stockholder approvals are not obtained; or if the transaction does not close by August 31, 2025. See “—Amendment No. 1 to 2025 Easterly APA” below.

Indemnification. The 2025 Easterly APA includes mutual indemnification obligations whereby GES and Company agreed to indemnify GES Acquisition and Easterly against liabilities arising from excluded assets or liabilities and breaches of representations. GES Acquisition and Easterly also agreed to indemnify GES and the Company against liabilities arising from assumed obligations and breaches. Indemnification claims must exceed $100,000 and total liability for non-fraud claims was capped at $1.375 million.

Amendment No. 1 to 2025 Easterly APA

On August 29, 2025, GAHI, GES Acquisition, GES, Global Election Services Holding LLC, and Easterly CV VI LLC entered into that certain Amendment No. 1 to the 2025 Easterly APA (the “Amendment”) to amend Section 9.01(b) to change the “Outside Closing Date” from August 31, 2025 to October 15, 2025. All other terms of the 2025 Easterly APA remained in full force and effect.

Termination of 2025 Easterly APA

On February 25, 2026, the parties to the 2025 Easterly APA entered into a Termination of Asset Purchase Agreement (the “2025 Easterly APA Termination”), pursuant to which the parties thereto agreed to terminate, as of February 25, 2026, the 2025 Easterly APA, subject to the terms set forth in the 2025 Easterly APA Termination.

2026 Easterly APA

On February 26, 2026, following termination of the 2025 Easterly APA, the Company entered into that certain Asset Purchase Agreement (the “2026 Easterly APA”) with GES (together with the Company, the “Sellers”), GES Acquisition and Easterly.

Asset Sale. Pursuant to the terms of the 2026 Easterly APA, the Sellers agreed to sell to GES Acquisition all of their right, title and interest in and to Sellers’ business of providing technology-enabled paper absentee, mail ballot and online election services in the U.S. (the “Business”) and the assets, properties and rights of the Sellers, other than the Excluded Assets (as defined in the 2026 Easterly APA) (the “Assets”). The Assets include identified tangible and intangible property used in the Business, contracts, intellectual property, assigned permits, accounts receivable, rights to causes of actions and warranties, purchased records, and goodwill of the Business; and exclude specified assets, including, but not limited to, cash and cash equivalents, tax returns and refunds, retained benefit plans and employment agreements.

Consideration. Pursuant to the terms of the 2026 Easterly APA, the consideration payable by GES Acquisition to the Sellers for the Assets will be as follows:

(i)	The assumption by GES Acquisition to the Sellers of the Assumed Liabilities (as defined in the 2026 Easterly APA);
(ii)	The payment of the sum of $2,400,000 to GES, to be paid in cash at the closing; and
(iii)	The issuance to the Company of 2,571,428 shares of common stock of GES Acquisition.

Designation of GES Series A Stock. Prior to the closing, GES Acquisition agreed to designate 6,000,000 shares of its preferred stock as Series A convertible preferred stock (the “GES Series A Stock”).

Easterly Transactions. Easterly previously funded to the Sellers the following amounts, totaling $1,920,000 (collectively, the “Previously Funded Amounts”), which, as of February 25, 2026, were due and repayable to Easterly:

(i)	$1,153,555, which has been paid to certain creditors of the Sellers;
(ii)	$331,835, which has been paid for GES Services’ software technology;
(iii)	$374,610, to reimburse the Sellers for certain transaction expenses; and
(iv)	$60,000, which, as of February 25, 2026, was being held by the Sellers.

GES Acquisition agreed to issue and sell to Easterly, at the closing, 6,000,000 shares of GES Series A Stock at a negotiated value for sale of $0.9375 per share, for a total consideration payable of $5,625,000 (the “Total Subscription Consideration”) as follows:

(i)	$2,400,000 of the Total Subscription Consideration, in exchange for 2,560,000 shares of GES Series A Stock, will be paid by Easterly to GES Acquisition at the closing, and then GES Acquisition will transfer such amount to the Sellers in consideration of the acquisition of the Assets.
(ii)	$1,920,00 of the Total Subscription Consideration, in exchange for 2,048,000 shares of Series A Stock, will be deemed satisfied by forgiveness of the repayment of the Previously Funded Amounts by Sellers to Easterly. Upon issuance of the 2,048,000 shares of GES Series A Stock to Easterly, the Previously Funded Amounts will be deemed repaid in full, and the Sellers will have no further obligations with respect thereto.
(iii)	$1,305,000 of the Total Subscription Consideration, in exchange for 1,392,000 shares of GES Series A Stock, will be paid via delivery by Easterly to GES Acquisition of a promissory note.

Employment Agreements; GES Acquisition Officers and Directors. GES Acquisition agreed to enter into, at the closing, (i) an employment agreement with John S. Matthews pursuant to which Mr. Matthews will serve as Chief Executive Officer of GES Acquisition, and (ii) an employment agreement with Kathryn Weisbeck pursuant to which she will serve as an executive officer of GES Acquisition. Mr. Matthews is the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board, and is a significant stockholder of the Company. Ms. Weisbeck is an executive officer and significant stockholder of the Company. GES Acquisition also agreed to name Darrell Crate as a director of GES Acquisition at the closing, and agreed that, at the closing, GES Acquisition’s board of directors would be comprised of Mr. Matthews and no more than two other persons.

Redemption. Immediately following the closing, GES Acquisition will redeem the one share of GES Acquisition common stock held by Mr. Matthews at a redemption price of $1.00.

Closing Conditions. The transaction is subject to standard closing conditions, including but not limited to, receipt of approval by the Company’s stockholders; receipt of required governmental consents; no injunctions or governmental restriction on the transaction; and no third party actions to enjoin or otherwise restrict consummation of the closing. Closing is also conditioned upon the finalization and execution of all transaction documents.

Termination. The 2026 Easterly APA may be terminated, subject to the terms of the 2026 Easterly APA, by mutual written consent; if the transaction does not close by April 30, 2026; if there are injunctions or governmental restrictions on the transactions contemplated by the 2026 Easterly APA; upon material breach by any party that is not cured within the specified period; upon a material adverse effect, not cured within the specified period, on the condition (financial or otherwise), business, assets, properties or results of operations of one of the parties or the ability of one of the parties to consummate the transactions; or if required Company stockholder approval is not obtained by April 30, 2026.

Indemnification. The 2026 Easterly APA includes mutual indemnification obligations whereby the Sellers agreed to indemnify GES Acquisition, Easterly and their respective affiliates against liabilities arising from the Excluded Assets or excluded liabilities, the Sellers’ indebtedness as it relates to the Business, the Sellers’ transaction expenses, to the extent not paid on or prior to the closing date or comprising an assumed liability; and breaches of representations, warranties, or covenants. GES Acquisition and Easterly also agreed to indemnify the Sellers and their respective affiliates against liabilities arising from GES Acquisition’s ownership and operation of the Assets following the closing; GES Acquisition’s failure to perform, discharge or satisfy the assumed liabilities; and breaches of representations, warranties, or covenants. Indemnification claims must exceed $100,000 and total liability for non-fraud claims was capped at $1.375 million.

Series A Preferred Stock A&R Certificate of Designations

On February 27, 2026, the Company filed an Amended and Restated Certificate of Designations of Preferences and Rights (the “A&R Certificate of Designations”) of the Series A convertible preferred stock (the “Series A Preferred Stock”) with the Secretary of State of the State of Delaware. The material terms of the Series A Preferred Stock are set forth below.

Number; Stated Value. The number of authorized shares of Series A Preferred Stock is 400,000 shares. Each share of Series A Preferred Stock has a stated value of $20.00, subject to adjustment as set forth in the A&R Certificate of Designations (such amount as applicable from time to time, the “Stated Value”). The Stated Value of each issued and outstanding share of Series A Preferred Stock will increase each year on the annual anniversary of the issuance date of the applicable share of Series A Preferred Stock by $1.60.

Conversion. The Series A Preferred Stock is convertible into restricted shares of common stock at the option of the holder at any time following the 12-month anniversary of the issuance of the applicable shares of Series A Preferred Stock, if such shares have been issued and outstanding for at least such 12-month period. Each share of Series A Preferred Stock is convertible into a number of shares of common stock equal to (i) the Stated Value as of the conversion date, divided by (ii) the greater of (A) 90% of the Market Price (as defined in the A&R Certificate of Designations); and (B) $0.01.

Voting Rights. Shares of Series A Preferred Stock have no voting rights except as required by law or as stated in the A&R Certificate of Designations.

Beneficial Ownership Limitation. No holder of Series A Preferred Stock may complete a conversion if such conversion would result in beneficial ownership of more than 4.99% of the Company’s outstanding common stock.

Amendment. The Company may not amend or repeal the A&R Certificate of Designations without the prior written consent or approval of holders of Series A Preferred Stock holding a majority of the Series A Preferred Stock then issued and outstanding, voting separately as a single class, and with each share of Series A Preferred Stock having one vote on any such matter.

No Optional Redemption. The Company may not redeem any of the outstanding shares of Series A Preferred Stock without the written agreement of the applicable Series A Holder holding such applicable shares of Series A Preferred Stock.

No Participation. The Series A Preferred Stock is not entitled to receive any dividends or distributions paid on the Company’s common stock or any other class of preferred stock, and the Series A Preferred Stock will not participate in any dividends, distributions or payments to the common stockholders or holders of any other class of preferred stock, whether in liquidation, by dividend or otherwise.

No Transfer. The Series A Preferred Stock may not be sold, gifted, assigned or otherwise transferred, and no right, title or interest in the Series A Preferred Stock may be created, sold, gifted, assigned or otherwise transferred, without the prior written approval of the Board in its sole discretion, and any such action without such prior written consent will be automatically null and void and of no force or effect.

March 2026 Loan Agreement

On March 3, 2026, GES entered into a loan agreement with a non-affiliate investor in the amount of $70,000. Pursuant to the terms of the loan agreement, GES agreed to repay the loan in weekly payments of $2,500. As of March 30, 2026, the remaining balance under the loan agreement was $60,000.

Promissory Notes

The Company has received the following advances to fund working capital and transaction expenses in the form of notes.

●	On April 21, 2025, the Company received $400,000 from the issuance of a Convertible Promissory Note with a non-affiliated investor. The Note bears 12% interest and matures on October 15, 2025.
●	On June 30, 2025, the Company received $400,000 from the issuance of a Convertible Promissory Note with a non-affiliated investor. The Note bears 12% interest and matures on October 15, 2025.
●	On August 22, 2025, the Company received $150,000 from the issuance of a Convertible Promissory Note with a non-affiliated investor. The Note bears 12% interest and matures on October 15, 2025.
●	On August 22, 2025, the Company received $150,000 from the issuance of a Convertible Promissory Note with a non-affiliated investor. The Note bears 12% interest and matures on March 30, 2026.
●	On September 5, 2025, the Company received $150,000 from the issuance of a Convertible Promissory Note with a non-affiliated investor. The Note bears 12% interest and matures on March 30, 2026.
●	On October 29, 2025, the Company received $100,000 from the issuance of a Convertible Promissory Note with a non-affiliated investor. The Note bears 12% interest and matures on March 30, 2026.
●	On December 1, 2025, the Company received $100,000 from the issuance of a Convertible Promissory Note with a non-affiliated investor. The Note bears 12% interest and matures on March 30, 2026.

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

Certificate of Correction to Certificate of Amendment to Certificate of Incorporation

On December 18, 2018, the Company filed a Certificate of Amendment (the “2018 Amendment”) to the Company’s Certificate of Incorporation that purported to effectuate a 1-for-4 reverse split of the Company’s common stock. In order to be effective, the proposed reverse stock split required clearance from the Financial Industry Regulatory Authority (“FINRA”). Because FINRA had not cleared the proposed reverse stock split prior to the Company’s filing of the 2018 Amendment, the 2018 Amendment was inaccurate and the filing thereof was made in error. On September 25, 2025, the Company filed a Certificate of Correction to the 2018 Amendment that had the effect to nullifying the 2018 Amendment. Accordingly, the 2018 Amendment is of no force or effect.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Quarterly Report on Form 10-Q (as well as information included in oral statements or other written statements made or to be made by the Company) that look forward in time, are forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements that are other than statements of historical facts. Although Global Arena Holding, Inc. (“GAHI” or the “Company”) believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performance, or achievements to differ materially from those expressed or implied by those statements. These risks, uncertainties and other factors include, but are not limited to our ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors set forth in our filings with the Securities and Exchange Commission (the “SEC”), including without limitation, this Quarterly Report on Form 10-Q, as the same may be updated or amended from time to time.

We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Overview

Global Election Services, Inc. (“GES”), a wholly owned subsidiary of the Company, has developed and deployed proprietary registration software, which was designed specifically to authenticate and register voters. This proprietary software functions as a data storage and retrieval registration system by cross-referencing eligibility status within a control voter database. In a mail ballot election, the voter’s ID barcode, QR code, or signature on the business reply envelope, can be scanned and the status of that voter is identified. If the voter is not eligible to vote or another ballot for that individual has already been registered in the system, that ballot is marked VOID and removed from the count. In an in-person election, the voter provides their name for look-up in the system. If they have not voted, a signature box pops up on the screen, the voter signs an electronic signature-pad and the digital signature is captured next to their name. If a voter tries to vote more than once, an alert will pop up indicating that the voter has already registered, and the voter will not receive an additional ballot. Because we account for every single ballot, the system has multiple reporting options, which include the list of valid envelopes and list of voters whose ballot was void, detailing the reason. Once the voter is authenticated, the identifiers are removed to ensure a secret vote, and the ballot is scanned for tabulation.

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

Recent Developments

In an attempt to retain and grow stockholder value, we have continually attempted to raise capital through equity and debt offerings and have explored a sale of GES. For additional information, see Note [●] to the Company’s unaudited consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q.

2025 Easterly APA

On July 1, 2025, the Company entered into that certain Asset Purchase Agreement (the “2025 Easterly APA”) with GES Acquisition Corp. (“GES Acquisition”), GES, Global Election Services Holding LLC (“GES Holding”), and Easterly CV VI LLC (“Easterly”).

Asset Purchase. Pursuant to the 2025 Easterly APA, GES Acquisition agreed to acquire substantially all of the operating assets of GES as it relates to its business of providing technology-enabled absentee paper ballot, mail ballot, and online election services within the United States (the “Business”). The assets being sold include all tangible and intangible property used in the Business, contracts, intellectual property, assigned permits, accounts receivable, rights to causes of actions and warranties, purchased records, and business goodwill. GES Acquisition will also assume certain specified liabilities. The 2025 Easterly APA excludes specific assets and liabilities, including but not limited to GES’s cash and equivalents, tax returns and refunds, retained benefit plans and employment agreements, any contracts or permits not otherwise assigned, and any liabilities arising prior to the effective time of the 2025 Easterly APA.

Consideration. The total consideration payable to the Company and its shareholders in connection with the transaction include:

-	$2.3 million in cash, a portion of which will be used to pay or settle outstanding indebtedness and GES expenses at the closing of the transaction (“Closing”), in exchange for 2,453,333 shares of Series A Stock issued to Easterly;
-	4,000,000 shares of common stock of GES Acquisition issued to GES Holding;
-	Forgiveness of $1.125 million in Company and/or GES debt owed to Easterly, satisfied through the issuance of 1,200,000 shares of Series A Stock; and
-	Entry into a $2.2 million credit facility agreement between Easterly and GES Acquisition, convertible into Series A Stock under specified conditions.

Employment. Upon Closing, John Matthews and Kathryn Weisbeck will enter into employment agreements with GES Acquisition, and enter into a Non-disclosure, Non-solicitation and IP Rights Agreement. Further, John Matthews will be appointed as a director of GES Acquisition and the Board of Directors of GES Acquisition will be limited to no more than two other persons. GES Acquisition may offer employment to selected GES employees at its discretion; those employees will become “Hired Employees” and transition plans are outlined for benefit coverage and COBRA compliance.

Closing Conditions. The transaction is subject to standard conditions, including but not limited to receipt of required stockholder approvals by GES and GAHI; repayment or settlement of all GES debt; no injunctions or governmental restriction on the transaction; and no material adverse effect on either party from the Effective Date of the 2025 Easterly APA through Closing. Closing is also conditioned upon the finalization and execution of all transaction documents, including a Certificate of Designations of Preferences and Rights of the Series A Stock, debt settlement agreements, employment agreements, and the credit facility agreement.

Termination. The 2025 Easterly APA may be terminated by mutual written consent; upon breach by any party that is not cured within the specified period; if required stockholder approvals are not obtained; or if the transaction does not close by August 31, 2025. On August 29, 2025, the parties entered into that certain Amendment No. 1 to the 2025 Easterly APA to amend Section 9.01(b) to change the “Outside Closing Date” from August 31, 2025 to October 15, 2025. All other terms of the 2025 Easterly APA remain in full force and effect.

Indemnification. The 2025 Easterly APA includes mutual indemnification obligations whereby GES and Company agreed to indemnify GES Acquisition and Easterly against liabilities arising from excluded assets or liabilities and breaches of representations. GES Acquisition and Easterly also agreed to indemnify GES and GAHI against liabilities arising from assumed obligations and breaches. Indemnification claims must exceed $100,000 and total liability for non-fraud claims was capped at $1.375 million.

Amendment No. 1 to 2025 Easterly APA

On August 29, 2025, GAHI, GES Acquisition, GES, Global Holding, and Easterly entered into that certain Amendment No. 1 to the 2025 Easterly APA (the “Amendment”) to amend Section 9.01(b) to change the “Outside Closing Date” from August 31, 2025 to October 15, 2025. All other terms of the 2025 Easterly APA remained in full force and effect.

Termination of 2025 Easterly APA

On February 25, 2026, the parties to the 2025 Easterly APA entered into a Termination of Asset Purchase Agreement (the “2025 Easterly APA Termination”), pursuant to which the parties thereto agreed to terminate, as of February 25, 2026, the 2025 Easterly APA, subject to the terms set forth in the 2025 Easterly APA Termination.

2026 Easterly APA

On February 26, 2026, following termination of the 2025 Easterly APA, the Company entered into that certain Asset Purchase Agreement (the “2026 Easterly APA”) with GES (together with the Company, the “Sellers”), GES Acquisition and Easterly.

Asset Sale. Pursuant to the terms of the 2026 Easterly APA, the Sellers agreed to sell to GES Acquisition all of their right, title and interest in and to Sellers’ business of providing technology-enabled paper absentee, mail ballot and online election services in the U.S. (the “Business”) and the assets, properties and rights of the Sellers, other than the Excluded Assets (as defined in the 2026 Easterly APA) (the “Assets”). The Assets include identified tangible and intangible property used in the Business, contracts, intellectual property, assigned permits, accounts receivable, rights to causes of actions and warranties, purchased records, and goodwill of the Business; and exclude specified assets, including, but not limited to, cash and cash equivalents, tax returns and refunds, retained benefit plans and employment agreements.

Consideration. Pursuant to the terms of the 2026 Easterly APA, the consideration payable by GES Acquisition to the Sellers for the Assets will be as follows:

(i)	The assumption by GES Acquisition to the Sellers of the Assumed Liabilities (as defined in the 2026 Easterly APA);
(ii)	The payment of the sum of $2,400,000 to GES, to be paid in cash at the closing; and
(iii)	The issuance to the Company of 2,571,428 shares of common stock of GES Acquisition.

Designation of GES Series A Stock. Prior to the closing, GES Acquisition agreed to designate 6,000,000 shares of its preferred stock as Series A convertible preferred stock (the “GES Series A Stock”).

Easterly Transactions. Easterly previously funded to the Sellers the following amounts, totaling $1,920,000 (collectively, the “Previously Funded Amounts”), which, as of February 25, 2026, were due and repayable to Easterly:

(i)	$1,153,555, which has been paid to certain creditors of the Sellers;
(ii)	$331,835, which has been paid for GES Services’ software technology;
(iii)	$374,610, to reimburse the Sellers for certain transaction expenses; and
(iv)	$60,000, which, as of February 25, 2026, was being held by the Sellers.

GES Acquisition agreed to issue and sell to Easterly, at the closing, 6,000,000 shares of GES Series A Stock at a negotiated value for sale of $0.9375 per share, for a total consideration payable of $5,625,000 (the “Total Subscription Consideration”) as follows:

(iv)	$2,400,000 of the Total Subscription Consideration, in exchange for 2,560,000 shares of GES Series A Stock, will be paid by Easterly to GES Acquisition at the closing, and then GES Acquisition will transfer such amount to the Sellers in consideration of the acquisition of the Assets.
(v)	$1,920,00 of the Total Subscription Consideration, in exchange for 2,048,000 shares of Series A Stock, will be deemed satisfied by forgiveness of the repayment of the Previously Funded Amounts by Sellers to Easterly. Upon issuance of the 2,048,000 shares of GES Series A Stock to Easterly, the Previously Funded Amounts will be deemed repaid in full, and the Sellers will have no further obligations with respect thereto.
(vi)	$1,305,000 of the Total Subscription Consideration, in exchange for 1,392,000 shares of GES Series A Stock, will be paid via delivery by Easterly to GES Acquisition of a promissory note.

Employment Agreements; GES Acquisition Officers and Directors. GES Acquisition agreed to enter into, at the closing, (i) an employment agreement with John S. Matthews pursuant to which Mr. Matthews will serve as Chief Executive Officer of GES Acquisition, and (ii) an employment agreement with Kathryn Weisbeck pursuant to which she will serve as an executive officer of GES Acquisition. Mr. Matthews is the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board, and is a significant stockholder of the Company. Ms. Weisbeck is an executive officer and significant stockholder of the Company. GES Acquisition also agreed to name Darrell Crate as a director of GES Acquisition at the closing, and agreed that, at the closing, GES Acquisition’s board of directors would be comprised of Mr. Matthews and no more than two other persons.

Redemption. Immediately following the closing, GES Acquisition will redeem the one share of GES Acquisition common stock held by Mr. Matthews at a redemption price of $1.00.

Closing Conditions. The transaction is subject to standard closing conditions, including but not limited to, receipt of approval by the Company’s stockholders; receipt of required governmental consents; no injunctions or governmental restriction on the transaction; and no third party actions to enjoin or otherwise restrict consummation of the closing. Closing is also conditioned upon the finalization and execution of all transaction documents.

Termination. The 2026 Easterly APA may be terminated, subject to the terms of the 2026 Easterly APA, by mutual written consent; if the transaction does not close by April 30, 2026; if there are injunctions or governmental restrictions on the transactions contemplated by the 2026 Easterly APA; upon material breach by any party that is not cured within the specified period; upon a material adverse effect, not cured within the specified period, on the condition (financial or otherwise), business, assets, properties or results of operations of one of the parties or the ability of one of the parties to consummate the transactions; or if required Company stockholder approval is not obtained by April 30, 2026.

Indemnification. The 2026 Easterly APA includes mutual indemnification obligations whereby the Sellers agreed to indemnify GES Acquisition, Easterly and their respective affiliates against liabilities arising from the Excluded Assets or excluded liabilities, the Sellers’ indebtedness as it relates to the Business, the Sellers’ transaction expenses, to the extent not paid on or prior to the closing date or comprising an assumed liability; and breaches of representations, warranties, or covenants. GES Acquisition and Easterly also agreed to indemnify the Sellers and their respective affiliates against liabilities arising from GES Acquisition’s ownership and operation of the Assets following the closing; GES Acquisition’s failure to perform, discharge or satisfy the assumed liabilities; and breaches of representations, warranties, or covenants. Indemnification claims must exceed $100,000 and total liability for non-fraud claims was capped at $1.375 million.

Series A Preferred Stock A&R Certificate of Designations

On February 27, 2026, the Company filed an Amended and Restated Certificate of Designations of Preferences and Rights (the “A&R Certificate of Designations”) of the Series A convertible preferred stock (the “Series A Preferred Stock”) with the Secretary of State of the State of Delaware. The material terms of the Series A Preferred Stock are set forth below.

Number; Stated Value. The number of authorized shares of Series A Preferred Stock is 400,000 shares. Each share of Series A Preferred Stock has a stated value of $20.00, subject to adjustment as set forth in the A&R Certificate of Designations (such amount as applicable from time to time, the “Stated Value”). The Stated Value of each issued and outstanding share of Series A Preferred Stock will increase each year on the annual anniversary of the issuance date of the applicable share of Series A Preferred Stock by $1.60.

Conversion. The Series A Preferred Stock is convertible into restricted shares of common stock at the option of the holder at any time following the 12-month anniversary of the issuance of the applicable shares of Series A Preferred Stock, if such shares have been issued and outstanding for at least such 12-month period. Each share of Series A Preferred Stock is convertible into a number of shares of common stock equal to (i) the Stated Value as of the conversion date, divided by (ii) the greater of (A) 90% of the Market Price (as defined in the A&R Certificate of Designations); and (B) $0.01.

Voting Rights. Shares of Series A Preferred Stock have no voting rights except as required by law or as stated in the A&R Certificate of Designations.

Beneficial Ownership Limitation. No holder of Series A Preferred Stock may complete a conversion if such conversion would result in beneficial ownership of more than 4.99% of the Company’s outstanding common stock.

Amendment. The Company may not amend or repeal the A&R Certificate of Designations without the prior written consent or approval of holders of Series A Preferred Stock holding a majority of the Series A Preferred Stock then issued and outstanding, voting separately as a single class, and with each share of Series A Preferred Stock having one vote on any such matter.

No Optional Redemption. The Company may not redeem any of the outstanding shares of Series A Preferred Stock without the written agreement of the applicable Series A Holder holding such applicable shares of Series A Preferred Stock.

No Participation. The Series A Preferred Stock is not entitled to receive any dividends or distributions paid on the Company’s common stock or any other class of preferred stock, and the Series A Preferred Stock will not participate in any dividends, distributions or payments to the common stockholders or holders of any other class of preferred stock, whether in liquidation, by dividend or otherwise.

No Transfer. The Series A Preferred Stock may not be sold, gifted, assigned or otherwise transferred, and no right, title or interest in the Series A Preferred Stock may be created, sold, gifted, assigned or otherwise transferred, without the prior written approval of the Board in its sole discretion, and any such action without such prior written consent will be automatically null and void and of no force or effect.

March 2026 Loan Agreement

On March 3, 2026, GES entered into a loan agreement with a non-affiliate investor in the amount of $70,000. Pursuant to the terms of the loan agreement, GES agreed to repay the loan in weekly payments of $2,500. As of March 30, 2026, the remaining balance under the loan agreement was $60,000.

Trends and Uncertainties

We currently have minimal revenues and operations and are investigating potential businesses and companies for acquisition to create and/or acquire a sustainable business. Our ability to acquire or create a sustainable business may be adversely affected by our current financial condition, availability of capital and/or loans, general economic conditions, which can be cyclical in nature along with prolonged recessionary periods, and other economic and political situations.

We have generated recurring losses and cash flow deficits from our operations since inception and have had to continually borrow to continue operations. These matters raise substantial doubt about our ability to continue as a going concern. Our continued operations are dependent upon our ability to raise additional capital, obtain additional financing and/or generate positive cash flows from operations. Management believes that it will be successful in obtaining additional financing, the proceeds of which, if received, would be primarily used to execute the Company’s new operating plans. We plan to use our available cash and any new financing to develop and execute our business plan and hopefully create and maintain a self-sustaining business. However, we can give no assurances that we will be successful in achieving our plans or if financing will be available or, if available, on terms acceptable to us, or at all. Should we not be successful in obtaining the necessary financing to fund our operations and ultimately achieve adequate profitability and cash flows from operations, we would need to curtail certain or all our operating activities.

There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from our continuing operations, except for the fair value change on derivative financial instruments.

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

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. At March 31, 2025 and December 31, 2024, we had an accumulated deficit of $33,794,993 and $33,506,870, respectively, and a working capital deficit of $11,085,709 and $10,680,570, respectively. Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

For the three months ended March 31, 2025, we recorded a net loss of $288,123, an amortization of debt discount of $41,387, and a change in fair value of derivative liability of ($10,877). We issued a warrant with a fair value of $9,824, had a decrease in accounts payable of $25,000 and had an increase in accrued expenses of $211,949. As a result, we had net cash used in operating activities of $60,840 for the three months ended March 31, 2025.

The following table shows a summary of our cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Statement of Cash Flows
Net cash (used in) provided by operating activities	$(60,840)	$7,067
Net cash used in investing activities	$(126,840)	$-
Net cash provided by (used in) financing activities	$194,431	$(5,082)
Net increase in cash and cash equivalents	$6,751	$1,985
Cash and cash equivalents – beginning balance	$13,415	$21,592
Cash and cash equivalents – ending balance	$20,166	$23,577

During the three months ended March 31, 2025 and 2024, we had net cash (used in) provided by operating activities of $(60,840) and $7,067, respectively. For the three months ended March 31, 2025, cash used in operating activities consisted of amortization expense of $41,387, issuance of warrant of $9,824, change in derivative liability of ($10,877), and accounts payable and accrued expense of $186,949.

For the three months ended March 31, 2024, cash provided by operating activities consisted of amortization expense of $26,346, change in derivative liability of $19,945, and accounts payable and accrued expense of $91,794.

During the three months ended March 31, 2025, we invested $126,840 for the enhancement of our software As a result, we had net cash used in investing activities of $126,840 for the three months ended March 31, 2025, as opposed to $Nil for the three months ended March 31, 2024.

During the three months ended March 31, 2025, we received $355,000 in proceeds from the issuance of convertible promissory notes payable. We repaid $89,750 of convertible promissory notes and repaid $70,819 in notes payable, resulting in net cash provided by financing activities of $194,431, as compared to net cash used in financing activities of $5,082 for the three months ended March 31, 2024.

Management believes that the Company will be able to continue its operations and further advance its acquisition plans. However, management cannot give assurances that such plans will materialize and be successful in the near term or on terms advantageous to us, or at all. Should we not be successful in our business plans or obtain additional financing, we would need to curtail certain or all of our operating activities.

The accompanying unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve our operating results.

Results of operations for the three months ended March 31, 2025 compared to the three months ended March 31, 2024

Revenues. Revenues for the three months ended March 31, 2025 were $399,263, compared to $232,123 for the three months ended March 31, 2024, representing an increase of $167,140, or 72.0%. The majority of our clients hold elections on a three-year cycle. This increase in revenues was due primarily to more elections held during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Total Operating Expenses. Total operating expenses for the three months ended March 31, 2025 were $476,752, compared to $179,245 for the three months ended March 31, 2024, representing an increase of $297,507, or 166.0%, principally due to reasons discussed below.

●	Salaries and Benefits. Salaries and benefits totaled $161,189 for the three months ended March 31, 2025, compared to $43,967 for the three months ended March 31, 2024, representing an increase of $117,222, or 266.6%. This increase was due to an increase in employment compensation during the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

●	Marketing and Advertising. For the three months ended March 31, 2025, we incurred marketing and advertising expenses of $31,800, compared to $38,606 for the three months ended March 31, 2024, representing a decrease of $6,806, or 17.6%.

●	Software and Development. We incurred software development expenses of $1,763 in the three months ended March 31, 2025, compared to $678 in the three months ended March 31, 2024, representing an increase of $1,085, or 160.0%.

●	Professional Fees. Professional fees for the three months ended March 31, 2025 totaled $129,597, compared to $34,870 for the three months ended March 31, 2024, representing an increase of $94,727, or 271.7%. This increase was primarily due to an increase in accounting and legal service fees during the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

●	General and Administrative. For the three months ended March 31, 2025, we incurred general and administrative expenses of $77,809, compared to $44,829 for the three months ended March 31, 2024, representing an increase of $32,980, or 73.6%. The increase relates to expenses incurred as a result of the hiring of additional staff to assist with the special elections held during the three months ended March 31, 2025.

●	Printing. We incurred printing costs of $74,594 in the three months ended March 31, 2025, compared to $16,295 in the three months ended March 31, 2024, representing an increase of $58,299, or 357.8%. The increase relates to expenses incurred in connection with the special elections held during the three months ended March 31, 2025.

(Loss) Income from Operations. (Loss) income from operations for the three months ended March 31, 2025 and 2024 were $(77,489) and $52,878, respectively. The decrease in income from operations of $130,367, or 246.5%, was due primarily to the reasons stated above.

Net Loss. Net loss for the three months ended March 31, 2025 and 2024 were $288,123 and $131,018, respectively. The increase in net loss of $157,105, or 120.0%, was due primarily to the reasons stated above.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance U.S. GAAP and include the accounts of GAHI and its wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of March 31, 2025. Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures were not effective as of March 31, 2025 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, in the course of making our assessment of the effectiveness of internal control over financial reporting as of December 31, 2024, we identified material weaknesses in our internal control over financial reporting as follows:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On December 26, 2017, we entered into a settlement agreement with a prior attorney with regards to outstanding legal fees owed. Pursuant to this settlement agreement, we paid $25,000 on January 5, 2018, and $25,000 on February 5, 2018, and was required to pay an additional $200,000 during 2018. On December 14, 2020, the parties amended the settlement agreement to state that we were to pay the prior attorney $219,576. As of March 30, 2026, we have made total payments of $75,000 toward the remaining balance.

On June 30, 2022, we were named as a defendant in a lawsuit filed in the Supreme Court of the State of New York, Index No. 651531/2002 by Anthony Crisci Jr. The plaintiff alleged breach of contract and unjust enrichment relating to plaintiff’s prior employment agreement with the Company. On July 19, 2023, we entered into a settlement agreement with the plaintiff and requiring the Company to pay plaintiff $30,000. As of April 23, 2025, the settlement was paid in full.

On May 1, 2023, Brett Pezzuto and Christian Pezzuto filed a complaint in the United States District Court for the Southern District of New York (Civil Action No. 1:23-cv-03591) against the Company and GES for breach of contract for failures to pay monies owed pursuant to promissory notes and for not providing plaintiffs an opportunity to convert their promissory notes to common stock. The plaintiffs sought damages in the aggregate amount of $1,565,610. The case was settled on February 12, 2024, with an amendment to the settlement agreement signed by the parties on April 19, 2024. Under this settlement agreement, the Company acknowledged the sum of $234,000 collateralized by confessions of judgment in favor of each plaintiff in the sum of $234,000. In addition, each plaintiff was granted 75,000,000 warrants, for a total of 150,000,000 warrants, at a strike price of $0.001 per share for a period of five years. The GES Notes have an outstanding principal and interest balance of $176,641 (the “GES Notes Sum”) for each plaintiff. The GES Notes were to be converted into stock of 1329291 B.C. Ltd in connection with its proposed acquisition of GES. Plaintiffs subsequently determined not to proceed with 1329291 B.C. Ltd’s acquisition of GES. Brett and Christian Pezzuto have the right to enforce the confession of judgment plus alleged legal fees of $85,210.80 as of January 15, 2024. On April 22, 2025, the Company paid Brett Pezzuto $234,000 toward the settlement agreement. On July 1, 2025, the Company paid $234,000 to Christian Pezzuto toward the settlement agreement. On November 14, 2025, plaintiffs filed a motion for summary judgment. The parties are in settlement negotiations.

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

On October 14, 2025, Jason Old filed a complaint in the District Court of Tulsa County, Oklahoma (Civil Action No. CJ-2025-04721) against the Company and GES for breach of contract for failure to pay monies owned pursuant to a promissory note. On February 5, 2026, the Company and Mr. Old entered into a Release and Settlement Agreement, pursuant to which the parties agreed to settle the dispute and the Company agreed to pay Mr. Old $311,050.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to disclose material changes to the risk factors that were contained in our Annual Report on Form 10-K for the year ended December 31, 2024, as updated from time to time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no defaults in any material payments during the covered period.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) On December 18, 2018, the Company filed a Certificate of Amendment (the “2018 Amendment”) to the Company’s Certificate of Incorporation that purported to effectuate a 1-for-4 reverse split of the Company’s common stock. In order to be effective, the proposed reverse stock split required clearance from the Financial Industry Regulatory Authority (“FINRA”). Because FINRA had not cleared the proposed reverse stock split prior to the Company’s filing of the 2018 Amendment, the 2018 Amendment was inaccurate and the filing thereof was made in error. On September 25, 2025, the Company filed a Certificate of Correction to the 2018 Amendment that had the effect to nullifying the 2018 Amendment. Accordingly, the 2018 Amendment is of no force or effect.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since we last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c) During the registrant’s last fiscal quarter, no director or officer adopted or terminated: (i) any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”); and/or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

3.1*	Certificate of Correction, filed with Delaware Secretary of State on September 25, 2025, to Certificate of Amendment dated December 19, 2018.
3.2	Amended and Restated Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock, as filed with Delaware Secretary of State on February 27, 2026 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on March 3, 2026).
10.1*	Amendment to Convertible Promissory Note, dated February 27, 2023, by and between Global Election Services, Inc. and TrueVote, Inc.
10.2*	Stockholders Agreement, dated as of February 27, 2023, by and between TrueVote, Inc. and Globa Election Services, Inc.
10.3*	Warrant to Purchase Common Stock issued on February 27, 2023 in favor of Pedram Hasid.
10.4*	Warrant to Purchase Common Stock issued on February 27, 2023 in favor of Brett Morrison.
10.5	Asset Purchase Agreement, dated as of July 1, 2025, by and among GES Acquisition Corp., Global Arena Holding, Inc., Global Election Services, Inc., Global Election Services Holding LLC, and Easterly CV VI LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 8, 2025).
10.6	Amendment No. 1 to Asset Purchase Agreement, dated as of August 29, 2025, by and among GES Acquisition Corp., Global Arena Holding, Inc., Global Election Services, Inc., Global Election Services Holding LLC, and Easterly CV VI LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 5, 2025).
10.7	Asset Purchase Agreement, dated as of February 26, 2026, by and among the registrant, Global Election Services, Inc., GES Acquisition Corp., and Easterly CV VI LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 3, 2026).
10.8	Termination of Asset Purchase Agreement, dated as of February 25, 2026, by and among the registrant, GES Acquisition Corp., Global Election Services, Inc., Global Election Services Holding LLC, and Easterly CV VI LLC. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on March 3, 2026).
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GLOBAL ARENA HOLDING, INC.

Dated: March 30, 2026	By:	/s/ John S. Matthews
John S. Matthews
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

