Form 10-Q
period 2025-06-30
Global Arena Holding, Inc.
filed 2026-08-11
CIK 1138724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 11, 2026, there were 1,695,351,226 shares of common stock, par value $0.001 per share, of the registrant issued and outstanding.

GLOBAL ARENA HOLDING, Inc.

Form 10-Q

Item 1. Financial Statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$417,603	$13,415
Total current assets	417,603	13,415

Equity investments	705,000	705,000
Internal use software	265,488	52,498
Election hardware, net	11,844	-
TOTAL ASSETS	$1,399,935	$770,913

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$412,656	$437,583
Accrued expenses	5,249,202	4,882,019
Convertible promissory notes payable, net of debt discount of $26,020 and $26,390, respectively	5,763,486	4,857,865
Promissory notes payable	456,979	495,719
Derivative liability	20,499	20,799
Total current liabilities	$11,902,822	$10,693,985

STOCKHOLDERS’ DEFICIT
Global Arena Holding, Inc.
Preferred stock, $0.001 par value per share; 2,000,000 shares authorized
Series B preferred stock; 250,000 shares authorized; 49,202 and 49,202 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	49	49
Series C preferred stock; 750,000 shares authorized; 480,000 and 480,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	480	480
Common stock, $0.001 par value per share; 4,000,000,000 shares authorized; 1,695,351,226 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1,695,351	1,695,351
Additional paid-in capital	21,920,784	21,910,960
Accumulated deficit	(34,096,509)	(33,506,870)
Total Global Arena Holding, Inc. stockholders’ deficit	(10,479,845)	(9,900,030)
Noncontrolling interest	(23,042)	(23,042)
Total stockholders’ deficit	(10,502,887)	(9,923,072)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,399,935	$770,913

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Services	$765,147	$348,190	$1,164,410	$580,313

Operating expenses:
Salaries and benefits	169,797	32,032	330,986	75,999
Marketing and advertising	55,586	42,344	87,386	80,950
Software development	13,760	10,926	15,523	11,604
Professional fees	108,650	101,077	238,247	135,947
General and administrative	77,003	55,486	154,812	100,315
Printing	440,423	106,346	515,017	122,641
Total operating expenses	865,219	348,211	1,341,971	527,456

Loss from operations	(100,072)	(21)	(177,561)	52,857

Other expenses:
Interest expense and financing costs	(180,767)	(173,292)	(402,278)	(337,243)
Other expense	(10,100)	-	(10,100)	-
Change in fair value of derivative liability	(10,577)	16,334	300	(3,611)
Total other expenses	(201,444)	(156,958)	(412,078)	(340,854)
Loss before provision for taxes	(301,516)	(156,979)	(589,639)	(287,997)
Provision for income taxes	-	-	-	-
Net loss	(301,516)	(156,979)	(589,639)	(287,997)
Net loss attributed to noncontrolling interest	-	-	-	-
Net loss attributed to Global Arena Holding, Inc.	$(301,516)	$(156,979)	$(589,639)	$(287,997)

Weighted average shares outstanding - basic and diluted	1,695,351,226	1,479,879,507	1,695,351,226	1,406,032,929
Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Global Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance, December 31, 2024	49,202	$49	480,000	$480	1,695,351,226	$1,695,351	$21,910,960	$(33,506,870)	$(9,900,030)	$(23,042)	$(9,923,072)
Fair value of issued warrants			-		-		9,824	-	9,824		9,824
Net loss	-		-		-			(288,123)	(288,123)	-	(288,123)
Balance, March 31, 2025	49,202	$49	480,000	$480	1,695,351,226	$1,695,351	$21,920,784	$(33,794,993)	$(10,178,329)	$(23,042)	$(10,201,371)
Net loss	-		-		-			(301,516)	(301,516)	-	(301,516)
Balance, June 30, 2025	49,202	$49	480,000	$480	1,695,351,226	$1,695,351	$21,920,784	$(34,096,509)	$(10,479,845)	$(23,042)	$(10,502,887)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Global Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance, December 31, 2023	49,202	$49	480,000	$480	1,221,223,807	$1,221,223	$22,195,411	$(32,498,308)	$(9,081,145)	$(23,042)	$(9,104,187)
Issuance of common stock for convertible debt and accrued interest	-		-		258,655,700	258,656	(181,857)	-	76,799		76,799
Net loss	-		-		-		-	(131,018)	(131,018)	-	(131,018)
Balance, March 31, 2024	49,202	$49	480,000	$480	1,479,879,507	$1,479,879	$22,013,554	$(32,629,326)	$(9,135,364)	$(23,042)	$(9,158,406)
Net loss	-		-		-			(156,979)	(156,979)	-	(156,979)
Balance, June 30, 2024	49,202	$49	480,000	$480	1,479,879,507	$1,479,879	$22,013,554	$(32,786,305)	$(9,292,343)	$(23,042)	$(9,315,385)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2025	2024

OPERATING ACTIVITIES:
Net loss	$(589,639)	$(287,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	47,871	61,432
Depreciation expense	309	-
Change in fair value of derivative liability	(300)	3,611
Non-cash expense associated with warrant	9,824	-
Change in assets and liabilities:
Accounts payable	(24,927)	(10,000)
Accrued expenses	367,183	131,279
Net cash used in operating activities	$(189,679)	$(101,675)

INVESTING ACTIVITIES:
Election hardware	(12,153)	-
Internal use software	(212,990)	-
Net cash used in investing activities	$(225,143)	$-

FINANCING ACTIVITIES:
Proceeds from convertible promissory notes payable	1,155,000	139,500
Proceeds from promissory notes payable	57,000	217,500
Repayment of convertible promissory notes payable	(267,250)	(137,061)
Repayment of promissory notes payable	(125,740)	(109,420)
Net cash provided by financing activities	$819,010	$110,519

NET INCREASE IN CASH AND CASH EQUIVALENTS	404,188	8,844
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	13,415	21,592
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$417,603	$30,436

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Allocated value of warrants	$9,824	$-
Debt converted to common stock	$-	$76,799
Original issuance discount	$47,500	$22,722

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

On March 25, 2021, the Company entered into a second amended purchase agreement (“APA”) with Election Services Solutions, LLC (“Election Services Solutions”). Under the APA, the Company agreed to purchase 100% of the assets of Election Services Solutions for a purchase price of $650,000, of which $511,150 has already been paid, and to issue 40,000,000 common shares to purchase these assets under the APA. GES derives over 80% of its business from Election Services Solutions. On August 2, 2024, the Company issued a convertible promissory note in the principal amount of $138,850 in favor of the former owner of Elections Services Solutions to finalize the purchase of Election Services Solutions. The note bears interest at a rate of 12% per annum and was due on October 15, 2025. As of June 30, 2025, the note had not yet been repaid.

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company has generated recurring losses from operations and cash flow deficits from operations since inception and has had to continually borrow to continue operating. In addition, certain of the Company’s debt was in default as of June 30, 2025. Management has concluded that substantial doubt about the Company’s ability to continue as a going concern exists and has not been alleviated.

The Company’s continued operations are dependent upon its ability to raise additional capital, obtain additional financing, and/or acquire or develop a business that generates sufficient positive cash flows from operations. The Company continues to seek funding through the issuance of additional convertible promissory notes and other financing arrangements. Management’s plans are intended to improve liquidity and financial flexibility; however, there can be no assurance that the Company will be successful in executing these plans and successful execution depends on future events that are not entirely within management’s control.

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

	June 30,
	2025	2024
Warrants	1,154,583,333	1,014,083,333
Convertible notes	1,142,679,846	1,414,370,579
Total	2,297,263,179	2,428,453,912

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

Convertible Instruments

The Company evaluates all terms and conditions of convertible instruments to determine whether they contain embedded features that require bifurcation and separate accounting. If the conversion feature is determined to be a derivative liability, it is recorded at fair value with changes in fair value recognized in earnings during the period of change. Convertible notes are initially recorded at their face value, net of any discounts or issuance costs. Discounts related to embedded conversion features or warrants issued in connection with the notes are recorded as a reduction to the carrying amount of the note and amortized to interest expense over the term of the note using the effective interest method. If the note is convertible into equity at a variable conversion price, the Company assesses whether the conversion feature qualifies for derivative accounting. If so, the embedded derivative is recorded at fair value on the issuance date and subsequently remeasured at each reporting period, with changes in fair value recognized in the statements of operations. Upon conversion of the note into equity securities, the carrying value of the note and any related derivative liabilities are reclassified to equity. If the note is repaid in cash, any unamortized discount is recognized immediately as interest expense.

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

The Company uses Level 2 inputs for its valuation methodology for the conversion feature on convertible notes and warrant derivative liabilities as their fair values were determined by using the Black-Scholes-Merton pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives.

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of June 30, 2025 and December 31, 2024.

	Fair Value
	As of	Fair Value Measurements at
Description	June 30, 2025	June 30, 2025 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$20,499	$-	$20,499	$-

Total	$20,499	$-	$20,499	$-

	Fair Value
	As of	Fair Value Measurements at
Description	December 31, 2024	December 31, 2024 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$20,799	$-	$20,799	$-

Total	$20,799	$-	$20,799	$-

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

Recent Accounting Pronouncements

ASU 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures: In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance in this update is effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has adopted this pronouncement for the fiscal year beginning July 1, 2024, which did not result in a material impact on its consolidated financial statements.

ASU 2023-09 – Improvements to Income Tax Disclosures (Topic 740):In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid, and is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis although retrospective application is permitted. The Company is currently evaluating the effects of this pronouncement on its financial statements and disclosures.

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

NOTE 3 – EQUITY INVESTMENTS

On March 25, 2021, the Company entered into a second amended purchase agreement (“APA”) with Election Services Solutions, LLC (“Election Services Solutions”). Under the APA, the Company agreed to purchase 100% of the assets of Election Services Solutions for a purchase price of $650,000, of which $511,150 has already been paid, and to issue 40,000,000 common shares to purchase these assets under the APA. GES derives over 80% of its business from Election Services Solutions. On August 2, 2024, the Company issued a convertible promissory note in the principal amount of $138,850 in favor of the former owner of Elections Services Solutions to finalize the purchase of Election Services Solutions. The note bears interest at a rate of 12% per annum and was due on October 15, 2025. As of June 30, 2025, the note had not yet been repaid.

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

NOTE 4 - ACCRUED EXPENSES

Accrued expenses at June 30, 2025 and December 31, 2024 consisted of the following:

	June 30,	December 31,
	2025	2024
Accrued interest	$3,905,191	$3,655,006
Accrued compensation	$1,307,341	1,190,343
Other accrued expenses	$36,670	36,670
	$5,249,202	$4,882,019

NOTE 5 - PROMISSORY NOTES PAYABLE

In March 2014, the Company issued two promissory notes for a total of $230,000. The interest rate is the short-term applicable federal rate as determined by the Internal Revenue Service for the calendar month plus 10%. As of June 30, 2025, the balance on the note was $204,300.

On November 29, 2022, Global Election Services, Inc. entered into a Loan agreement with a non-affiliate investor for the amount of $100,000.

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

On June 13, 2024, Global Election Services, Inc. issued a convertible promissory note to a non-affiliate investor for $75,000 as part of a 90-day 10% coupon secured loan, convertible at an $8 million valuation. The maturity date was October 15, 2025. As of June 30, 2025, the balance on the note was $75,000.

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

On November 21, 2024, Global Election Services, Inc. entered into a Loan agreement with a non-affiliate investor for the amount of $71,250. The company will repay the Loan in weekly payments of $2,850. The loan has been paid off as of June 30, 2025.

On June 4, 2025, the Company issued a non-interest-bearing promissory note in favor of a non-affiliate investor in the principal amount of $87,000. Pursuant to the terms of the promissory note, the Company agreed to make 28 weekly payments in the amount of $3,107 to the investor. There is no pre-payment penalty. As of June 30, 2025, the outstanding principal balance of the promissory note was $77,679.

NOTE 6 - CONVERTIBLE PROMISSORY NOTES PAYABLE

On January 26, 2023, the Company issued a convertible note in the principal amount of $54,600 to a non-affiliate investor. The note bears 12% interest and matured in twelve months. This note has been paid off as of December 31, 2024.

On March 10, 2023, Global Election Services issued a convertible note to a non-affiliate investor for a secured Original Discount Convertible Promissory Note with an investor for the amount of $32,500. The note bears 12% interest and can convert at a $5,000,000 valuation, with a maturity of October 15, 2025. As of June 30, 2025, the balance on the note was $25,500.

On April 11, 2023, Global Election Services, Inc. issued a convertible promissory note with a non-affiliate investor in the principal amount of $15,000. The note bears 12% interest and matured on October 15, 2025. The note can be converted into the Company’s common stock at a $5,000,000 valuation. As of June 30, 2025, the balance on the note was $15,000.

On May 18, 2023, the Company issued an unsecured Convertible Promissory Note to a non-affiliate investor in the principal amount of $20,000. The note bears 12% interest and matured on December 31, 2025. The note can be converted to the Company’s common stock at $0.001 per share. As of June 30, 2025, the balance on the note was $20,000.

On June 6, 2023, Global Election Services, Inc. issued an unsecured convertible promissory note of $20,000 with a non-affiliate investor. The note bears 12% interest and matured on October 15, 2025. The note can be converted into the Company’s common stock at $0.40 per share. The remaining balance was $5,000 as of June 30, 2025.

On June 7, 2023, Global Election Services, Inc. issued an unsecured convertible promissory note with a non-affiliate investor of $10,000. The note bears 12% interest and matured on October 15, 2025. The note can be converted into the Company’s common stock at $0.40 per share. As of June 30, 2025, the balance on the note was $10,000.

On June 14, 2023, Global Election Services, Inc. issued an unsecured convertible promissory note with a non-affiliate investor for $30,000. The note bears 12% interest and matured on October 15, 2025. The note can be converted into the Company’s common stock at $0.40 per share. As of June 30, 2025, the balance on the note was $30,000.

On July 7, 2023, Global Election Services, Inc. issued a secured original convertible promissory note with a non-affiliate investor for $57,500, with an original discount amount of $7,500. The note bears 12% interest and matured on October 15, 2025. The note can be converted into the Company’s common stock at $0.40 per share. As of June 30, 2025, the balance on the note was $57,500.

On August 4, 2023, Global Election Services, Inc. issued a second original discount convertible promissory note with a non-affiliate investor for $30,000, with an original discount amount of $5,000. The Note bears 12% interest and matured on October 15, 2025. The Note can be converted into the Company’s common stock at $0.040 per share. The remaining balance was $19,000 as of June 30, 2025.

On September 15, 2023, Global Election Services, Inc. entered a secured Original Discount Convertible Promissory Note with a non-affiliate investor for $15,500, with an original discount amount of $5,000. The Note bears 12% interest and matured on October 15, 2025. The Note can be converted into the Company’s common stock at $0.040 per share. As of June 30, 2025, the balance on the note was $15,500.

On October 24, 2023, Global Election Services, Inc. entered a secured Original Discount Convertible Promissory Note with a non-affiliate investor for $25,000, with an original discount amount of $5,000. The Note bears 12% interest and matured on October 15, 2025. The Note can be converted into the Company’s common stock at $0.040 per share. As of June 30, 2025, the balance on the note was $25,000.

On December 6, 2023, Global Election Services, Inc. issued an unsecured Convertible Promissory Note to a non-affiliate investor of $10,000. The Note bears 12% interest and is convertible at a $12.5 million valuation and matured on October 15, 2025.

On December 12, 2023, Global Election Services Inc. issued an unsecured Convertible Promissory Note to a non-affiliate investor for $20,000. The Note bears 12% interest and is convertible at a $12.5 million valuation and matured on October 15, 2025. As of June 30, 2025, the balance on the note was $20,000

On December 31, 2023, Global Election Services, Inc. issued an unsecured Convertible Promissory Note to a non-affiliate investor for $30,000.

The Note bears 12% interest and is convertible at a $12.5 million valuation and matured on October 15, 2025. As of June 30, 2025, the balance on the note was $30,000.

On December 28, 2023, Global Election Services, Inc. issued an unsecured Convertible Promissory Note to a non-affiliate investor for $20,000. The Note bears 12% interest and is convertible at a $12.5 million valuation and matured on October 15, 2025. As of June 30, 2025, the note has been repaid.

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

On January 25, 2024, Global Election Services, Inc. issued a Convertible Promissory Note to a non-affiliate investor in the principal amount of $15,000 with an annual interest rate of 12% to a non-affiliate convertible at a $12.5 million valuation, with a maturity date of October 15, 2025. As of June 30, 2025, the balance on the note was $15,000.

On February 7, 2024, Global Election Services, Inc. issued a Convertible Promissory Note to a non-affiliate investor in the principal amount of $15,000 with an annual interest of 12% to a non-affiliate at a $12.5 million valuation, with a maturity date of October 15, 2025. As of June 30, 2025, the balance on the note was $15,000.

On February 9, 2024, Global Election Services, Inc. issued a Convertible Promissory Note to a non-affiliate investor in the principal amount of $10,000 with an annual interest rate of 12% convertible at a $12.5 million valuation with a maturity date of October 15, 2025. As of June 30, 2025, the balance on the note was $10,000.

On March 15, 2024, Global Election Services, Inc. issued a Convertible Promissory Note to a non-affiliate investor in the principal amount of $20,000 with an annual interest of 12% to a non-affiliate with a maturity date of October 15, 2025. As of March 15, 2025, the Convertible Promissory Note has been paid back in full.

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

On June 13, 2024, Global Election Services, Inc. issued a Convertible Promissory Note to a non-affiliate investor for $75,000 as part of a 90 Day Secured Loan 10% coupon, convertible at an $8 million valuation. As of December 31, 2024, the maturity date is October 15, 2025. As of June 30, 2025, the balance on the note was $75,000.

On July 19, 2024, Global Election Services, Inc. issued a Convertible Promissory Note to an affiliated investor in the principal amount of $25,000 with an annual interest rate of 12% with a maturity date of October 15, 2025. As of June 30, 2025, the balance on the note was $7,500.

On August 2, 2024, Global Election Services, Inc. issued a Convertible Promissory Note in the principal amount of $20,000 to a non-affiliate investor. The Note bears 12% interest and is convertible at $0.16 per share, and matures on October 15, 2025. As of June 30, 2025, the balance on the note was $20,000.

On August 2, 2024, in connection with the purchase of Election Services Solutions, the Company issued a convertible promissory note in favor of an investor to pay off the remaining balance of the investment. The note is in the principal amount of $138,850, bears 12% interest and matured on October 15, 2025. The note can be converted into the Company’s common stock at $0.16 per share. As of June 30, 2025, the balance on the note was $138,850.

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

On October 2, 2024, the Company received $250,000 from the issuance of a Convertible Promissory Note with a non-affiliate investor. The Note bears 15% interest and matures on October 15, 2025. As of June 30, 2025, the balance on the note was $250,000.

On December 13, 2024, the Company received $100,000 from the issuance of a Convertible Promissory Note with a non-affiliate investor. The Note bears 15% interest and matures on October 15, 2025. As of June 30, 2025, the balance on the note was $100,000.

On December 19, 2024, the Company received $170,000 from the issuance of a Convertible Promissory Note with a non-affiliate investor. The Note bears 15% interest and matures on October 15, 2025. As of June 30, 2025, the balance on the note was $170,000.

On December 6, 2024, Global Election Services, Inc. issued a Convertible Promissory Note in the principal amount of $12,000 to a non-affiliate investor. The Note bears 12% interest and is convertible at a $9,375,000 valuation, and matured on October 15, 2025. The loan has been paid off as of December 31, 2024.

On December 9, 2024, Global Election Services, Inc. issued a Convertible Promissory Note in the principal amount of $10,000 to a non-affiliate investor. The Note bears 12% interest and is convertible at a $9,375,000 valuation, and matures on October 15, 2025. As of January 17, 2025, Global Election Services, Inc. has repaid this note in full.

On December 10, 2024, Global Election Services, Inc. issued a Convertible Promissory Note in the principal amount of $30,000 to a non-affiliate investor. The Note bears 12% interest and is convertible at a $9,375,000 valuation, and matures on October 15, 2025. the loan has been paid off as of June 30, 2025. As of June 30, 2025, Global Election Services, Inc. has repaid this note in full.

On December 31, 2024, Global Election Services, Inc. issued a Convertible Promissory Note in the principal amount of $7,500 to a non-affiliate investor. The Note bears 12% interest and is convertible at a $9,375,000 valuation, and matures on October 15, 2025. As of June 30, 2025, Global Election Services, Inc. has repaid this note in full.

On January 31, 2025, the Company received $200,000 from the issuance of a Convertible Promissory Note with a non-affiliated investor. The Note bears 12% interest and matures on October 15, 2025. As of June 30, 2025, the balance on the note was $200,000.

On February 19, 2025, Global Election Services, Inc. issued a Convertible Promissory Note in the principal amount of $115,000 with an OID of $15,000 to a non-affiliate. The Note bears 12% interest and is convertible at a $9,375,000 valuation and matures on October 15, 2025. As of June 30, 2025, the balance on the note was $115,000. In connection with issuance of the note, the Company issued the noteholder a warrant to purchase 50,000,000 shares of the Company’s common stock, with a fair value of $9,824.

On March 10, 2025, Global Election Services, Inc. issued a Convertible Promissory Note in the principal amount of $7,500 to a non-affiliate. The Note bears 12% interest and is convertible at a $9,375,000 valuation and matures on October 15, 2025. As of March 19, 2025, Global Election Services, Inc. has repaid this note in full.

On March 12, 2025, Global Election Services, Inc. issued a Convertible Promissory Note in the principal amount of $22,500 to a non-affiliate. The Note bears 12% interest and is convertible at a $9,375,000 valuation and matures on October 15, 2025. As of June 30, 2025, the balance on the note was $22,500.

On March 12, 2025, Global Election Services, Inc. issued an Original Issue Discount Convertible Promissory Note in the principal amount of $ 27,500 with an OID of $2,500 to a non-affiliate. The Note bears 12% interest and is convertible at a $9,375,000 valuation and matures on October 15, 2025. As of June 30, 2025, the balance on the note was $27,500.

On April 21, 2025, the Company issued a convertible promissory note in the original principal amount of $400,000 in favor of a non-affiliated investor. The note bears 12% interest and matures on October 15, 2025. There is no pre-payment penalty. As of June 30, 2025, the outstanding principal balance of the promissory note was $400,000.

On June 30, 2025, the Company issued a convertible promissory note in the original principal amount of $400,000 in favor of a non-affiliated investor. The note bears 12% interest and matures on October 15, 2025. There is no pre-payment penalty. As of June 30, 2025, the outstanding principal balance of the promissory note was $400,000.

Convertible promissory notes payable at June 30, 2025 and December 31, 2024 consist of the following:

	June 30,	December 31,
	2025	2024
Convertible promissory notes with interest rates ranging from 10% to 12% per annum, convertible into common shares at a fixed price ranging from $0.001 to $0.93 per share. Maturity dates through June 30, 2025, as amended ($2,489,449 in default)	$4,513,549	$3,577,044
Convertible promissory notes with interest rates ranging from 10% to 12% per annum, convertible into common shares at prices equal to 60% discount from the lowest trade price in the 20-25 trading days prior to conversion (as of June 30, 2025, the conversion price would be $0.001 per share). Maturity dates through June 30, 2025, as amended ($165,784 in default)	190,784	190,784
Convertible promissory notes with interest at 12% per annum, convertible into common shares of the Company. The maturity dates through June 30, 2025 as amended ($863,673 in default)	1,085,178	1,116,427
Total convertible promissory notes payable	5,789,506	4,884,255
Unamortized debt discount	(26,020)	(26,391)
Convertible promissory notes payable, net discount	5,763,486	4,857,865
Less current portion	(5,763,486)	(4,857,865)
Long-term portion	$-	$-

Convertible promissory notes payable, December 31, 2024	$4,857,865
Issued for cash	1,172,500
Issued for original issue discount	(47,500)
Repayment for cash	(267,250)
Amortization of debt discounts	47,871
Convertible promissory notes payable, June 30, 2025	$5,763,486

As of June 30, 2025, certain convertible promissory notes with an aggregate principal balance of $3,518,906 were in default because the Company had not repaid the outstanding balances by their contractual maturity dates. The default did not result in any automatic penalty interest, acceleration provisions, or other material default charges under the terms of the applicable agreements. As of the date of the financial statements were issued, the Company is in discussions with the respective lenders regarding extensions of the maturity date; however, no amended agreements or extensions have been executed as of the issuance date of these financial statements. Management believes it will be able to reach mutually acceptable arrangements with the lenders, although no assurance can be provided that such negotiations will be successful.

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

	June 30,	December 31,
	2025	2024
Risk-free interest rate	4.29%	4.24%
Expected life of the notes (years)	0.50	0.50
Expected volatility	425%	450%
Expected dividend yield	0%	0%
Fair value	$20,499	$20,799

A rollforward of the derivative liability from December 31, 2024 to June 30, 2025 is below:

Derivative liabilities, December 31, 2024	$20,799
Change in fair value of derivative liabilities	(300)
Derivative liabilities, June 30, 2025	$20,499

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

Common Stock

During the three and six months ended June 30, 2025, the Company did not issue any shares.

During the three months ended June 30, 2024, the Company did not issue any shares.

During the six months ended June 30, 2024, the Company issued 258,655,700 shares of common stock for conversion of $71,362 of convertible notes and $5,437 of accrued interest.

Warrant Activity

A summary of warrant activity for the six months ended June 30, 2025 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2024	1,144,083,333	0.001	1.95	-
Granted	50,000,000	0.001	-	-
Exercised	-	-	-	-
Forfeited/Canceled	(39,500,000)	0.001	-	-
Outstanding, June 30, 2025	1,154,583,333	0.001	2.29	-
Exercisable, June 30, 2025	1,154,583,333	0.001	2.29	-

As of June 30, 2025, warrants to purchase 39,500,000 shares of common stock expired unexercised and are deemed to have been forfeited.

Warrants

A summary of warrant activity for the six months ended June 30, 2024 is presented below:

	Number of Warrants	Exercise Price ($)	Contractual Life (in years)	Intrinsic Value ($)
Outstanding, December 31, 2023	1,045,226,190	0.003	2.17	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/Canceled	(31,142,857)	0.001	-	-
Outstanding, June 30, 2024	1,014,083,333	0.001	1.34	-
Exercisable, June 30, 2024	1,014,083,333	0.001	1.34	-

As of June 30, 2025, warrants to purchase 31,142,857 shares of common stock expired unexercised and are deemed to have been forfeited.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On December 26, 2017, we entered into a settlement agreement with a prior attorney with regards to outstanding legal fees owed. Pursuant to this settlement agreement, we paid $25,000 on January 5, 2018, and $25,000 on February 5, 2018, and was required to pay an additional $200,000 during 2018. On December 14, 2020, the parties amended the settlement agreement to state that we were to pay the prior attorney $219,576. As of June 30, 2025 and August 11, 2026, we have made total payments of $75,000 toward the remaining balance.

On June 30, 2022, we were named as a defendant in a lawsuit filed in the Supreme Court of the State of New York, Index No. 651531/2022 by Anthony Crisci Jr. The plaintiff alleged breach of contract and unjust enrichment relating to plaintiff’s prior employment agreement with the Company. On June 22, 2023, we entered into a settlement agreement with the plaintiff and requiring the Company to pay plaintiff $30,000. As of April 23, 2025, the settlement was paid in full. Crisci shall perform consulting services, in the form of basic bookkeeping, for GAHC as an independent contractor at an hourly rate of $40 for the two-year period following the execution of this Settlement Agreement (the “Consulting Period”). GAHC guarantees Crisci a minimum of 750 hours per year of work as an independent contractor during the Consulting Period.

On or about May 1, 2023, Brett Pezzuto and Christian Pezzuto filed a complaint in the United States District Court for the Southern District of New York (Civil Action No. 1:23-cv-03591) against the Company and GES for nonpayment of certain promissory notes. The case was settled on or about February 12, 2024, with an amendment to the settlement agreement signed by the parties on April 19, 2024. Under this settlement agreement, the Company acknowledged the sum of $234,000 collateralized by confessions of judgment in favor of each of Brett and Christian Pezzuto in the sum of $234,000. In addition, each of Brett and Christian Pezzuto was granted 75,000,000 warrants, for a total of 150,000,000 warrants, at a strike price of $0.001 per share for a period of five years. The GES Notes have an outstanding principal and interest balance of $176,641 (the “GES Notes Sum”) for each of Brett and Christian Pezzuto. The GES Notes were to be converted into stock of 1329291 B.C. Ltd in connection with its proposed acquisition of GES. The Company subsequently determined not to proceed with 1329291 B.C. Ltd’s acquisition of GES. Brett and Christian Pezzuto have the right to enforce the confession of judgment plus alleged legal fees of $85,210.80 as of January 15, 2024. On April 22, 2025, the Company paid Brett Pezzuto $234,000 toward the settlement agreement. On July 1, 2025, the Company paid $234,000 to Christian Pezzuto toward the settlement agreement. On October 27, 2025, plaintiffs filed a motion for summary judgment. On July 1, 2026, the parties entered into a Final Settlement Agreement, pursuant to which (i) the parties agreed to settle the matter, (ii) the Company agreed to pay $176,641 to each of Christian Pezzuto and Brett Pezzuto, and certain attorneys’ fees, and (iii) the Company agreed to issue 2,500 shares of the Company’s Series A preferred A stock to each of Christian Pezzuto and Brett Pezzuto.

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

On October 14, 2025, Jason Old filed a complaint in the District Court of Tulsa County, Oklahoma (Civil Action No. CJ-2025-04721) against the Company and GES for breach of contract for failure to pay monies owned pursuant to a promissory note. On February 5, 2026, the Company and Mr. Old entered into a Release and Settlement Agreement, pursuant to which the parties agreed to settle the dispute and the Company agreed to pay Mr. Old $311,050 and delivery by October 1, 2026, of 5,000 of the Company’s Series A preferred shares. The Company satisfied the cash payment obligation in full through payments of $111,000 on March 26, 2026, $50,000 on March 27, 2026, and $150,050 on June 29, 2026, totaling $311,050. The Company remains obligated to deliver 5,000 shares of its Series A Preferred Stock by October 1, 2026 in accordance with the settlement agreement.

NOTE 10 – ELECTION HARDWARE

For the six months ended June 30, 2025 and 2024, we capitalized $12,153 and $Nil, respectively, for the costs incurred to acquire election hardware.

NOTE 11 - SOFTWARE

For the six months ended June 30, 2025 and 2024, we capitalized $265,488 and $Nil, respectively, for the costs incurred for the enhancement of its software.

NOTE 12 - AGREEMENTS

On March 25, 2021, the Company entered into a second amended purchase agreement (“APA”) with Election Services Solutions, LLC (“Election Services Solutions”). Under the APA, the Company agreed to purchase 100% of the assets of Election Services Solutions for a purchase price of $650,000, of which $511,150 has already been paid, and to issue 40,000,000 common shares to purchase these assets under the APA. GES derives over 80% of its business from Election Services Solutions. On August 2, 2024, the Company issued a convertible promissory note in the principal amount of $138,850 in favor of the former owner of Elections Services Solutions to finalize the purchase of Election Services Solutions. The note bears interest at a rate of 12% per annum and was due on October 15, 2025. As of June 30, 2025, the note had not yet been repaid.

On May 13, 2019, the Company entered into a joint venture agreement with Voting Portals, LLC (VP), a Florida limited liability company. Pursuant to this agreement, the joint venture will be making use of the VP online e-voting web portal solutions and proprietary e-voting software programs to service and fulfill GES’s clients’ online elections and other e-voting events pursuant to the terms of the agreement, as well as any other ventures and relationships agreed to pursuant to the goals of the agreement. The agreement was amended and as part of this amendment, the Company agreed to issue 10,000,000 common shares to VP for services rendered, and VP will own 100% of the rights to the software, while GES will be responsible for all administrative and other election procedures. This transaction is expected to close in the third quarter of 2026.

On January 14, 2022, GES entered into an Independent Consulting Agreement (ICA) with Magdiel Rodriquez. Under the terms of the ICA, the Company agreed to issue Mr. Rodriquez 15,000,000 common shares in return for his software expertise in the development of GES election software. This new ICA replaces an amended MSA signed May 13, 2019 with HCAS and Magdiel Rodriquez wherein the Company was to issue a total of 30,000,000 warrants to purchase the Company’s common shares at a price of $0.005 as consideration for the services of HCAS and Mr. Magdiel Rodriquez.

NOTE 13 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the consolidated balance sheet date through August 11, 2026 (the unaudited consolidated financial statements issuance date). Based upon the review, the Company did not identify other subsequent events that would have required adjustment of or disclosure in the unaudited consolidated financial statements, except for the following:

Pezzuto Action

On or about May 1, 2023, Brett Pezzuto and Christian Pezzuto filed a complaint in the United States District Court for the Southern District of New York (Civil Action No. 1:23-cv-03591) against the Company and GES for nonpayment of certain promissory notes. The case was settled on or about February 12, 2024, with an amendment to the settlement agreement signed by the parties on April 19, 2024. Under this settlement agreement, the Company acknowledged the sum of $234,000 collateralized by confessions of judgment in favor of each of Brett and Christian Pezzuto in the sum of $234,000. In addition, each of Brett and Christian Pezzuto was granted 75,000,000 warrants, for a total of 150,000,000 warrants, at a strike price of $0.001 per share for a period of five years. The GES Notes have an outstanding principal and interest balance of $176,641 (the “GES Notes Sum”) for each of Brett and Christian Pezzuto. The GES Notes were to be converted into stock of 1329291 B.C. Ltd in connection with its proposed acquisition of GES. The Company subsequently determined not to proceed with 1329291 B.C. Ltd’s acquisition of GES. Brett and Christian Pezzuto have the right to enforce the confession of judgment plus alleged legal fees of $85,210.80 as of January 15, 2024. On April 22, 2025, the Company paid Brett Pezzuto $234,000 toward the settlement agreement. On July 1, 2025, the Company paid $234,000 to Christian Pezzuto toward the settlement agreement. On October 27, 2025, plaintiffs filed a motion for summary judgment. On July 1, 2026, the parties entered into a Final Settlement Agreement, pursuant to which (i) the parties agreed to settle the matter, (ii) the Company agreed to pay $176,641 to each of Christian Pezzuto and Brett Pezzuto, and certain attorneys’ fees, and (iii) the Company agreed to issue 2,500 shares of the Company’s Series A preferred A stock to each of Christian Pezzuto and Brett Pezzuto.

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

Jason Old Settlement

On October 14, 2025, Jason Old filed a complaint in the District Court of Tulsa County, Oklahoma (Civil Action No. CJ-2025-04721) against the Company and GES for breach of contract for failure to pay monies owned pursuant to a promissory note. On February 5, 2026, the Company and Mr. Old entered into a Release and Settlement Agreement, pursuant to which the parties agreed to settle the dispute and the Company agreed to pay Mr. Old $311,050 and delivery by October 1, 2026, of 5,000 of the Company’s Series A preferred shares. Subsequent to December 31, 2025, the Company satisfied the cash payment obligation in full through payments of $111,000 on March 26, 2026, $50,000 on March 27, 2026, and $150,050 on June 29, 2026, totaling $311,050. The Company remains obligated to deliver 5,000 shares of its Series A Preferred Stock by October 1, 2026 in accordance with the settlement agreement.

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

GES Acquisition agreed to issue and sell to Easterly, at the closing, 6,000,000 shares of GES Series A Stock at a negotiated value for sale of $0.9375 per share, for a total consideration payable of $5,625,000 (the “Total Subscription Consideration”) as follows:

(i)	$2,400,000 of the Total Subscription Consideration, in exchange for 2,560,000 shares of GES Series A Stock, will be paid by Easterly to GES Acquisition at the closing, and then GES Acquisition will transfer such amount to the Sellers in consideration of the acquisition of the Assets.
(ii)	$1,920,000 of the Total Subscription Consideration, in exchange for 2,048,000 shares of Series A Stock, will be deemed satisfied by forgiveness of the repayment of the Previously Funded Amounts by Sellers to Easterly. Upon issuance of the 2,048,000 shares of GES Series A Stock to Easterly, the Previously Funded Amounts will be deemed repaid in full, and the Sellers will have no further obligations with respect thereto.
(iii)	$1,305,000 of the Total Subscription Consideration, in exchange for 1,392,000 shares of GES Series A Stock, will be paid via delivery by Easterly to GES Acquisition of a promissory note.

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

September 2025 Promissory Note

On September 5, 2025, the Company issued a non-interest-bearing promissory note in favor of a non-affiliate investor in the principal amount of $50,750. Pursuant to the terms of the promissory note, the Company agreed to make 28 weekly payments in the amount of $1,813 to the investor. There is no pre-payment penalty. As of August 11, 2026, the outstanding principal balance of the promissory note was paid in full.

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

March 2026 Loan Agreement

On March 3, 2026, GES entered into a loan agreement with a non-affiliate investor in the amount of $70,000. Pursuant to the terms of the loan agreement, GES agreed to repay the loan in weekly payments of $2,500. As of August 11, 2026, the remaining balance under the loan agreement was $17,500.

Promissory Notes

The Company has received the following advances to fund working capital and transaction expenses in the form of notes.

●	On August 22, 2025, the Company received $150,000 from the issuance of a Convertible Promissory Note with a non-affiliated investor. The Note bears 12% interest and matures on October 15, 2025.
●	On August 22, 2025, the Company received $150,000 from the issuance of a Convertible Promissory Note with a non-affiliated investor. The Note bears 12% interest and matures on March 30, 2026.
●	On September 5, 2025, the Company received $150,000 from the issuance of a Convertible Promissory Note with a non-affiliated investor. The Note bears 12% interest and matures on March 30, 2026.
●	On October 29, 2025, the Company received $100,000 from the issuance of a Convertible Promissory Note with a non-affiliated investor. The Note bears 12% interest and matures on March 30, 2026.
●	On December 1, 2025, the Company received $100,000 from the issuance of a Convertible Promissory Note with a non-affiliated investor. The Note bears 12% interest and matures on March 30, 2026.
●	On March 25, 2026, GES received $22,000 from the issuance of a Convertible Promissory Note with a non-affiliated investor. The Note bears 10% interest and matures on October 15, 2026.
●	On March 31, 2026, GES received $16,800 from the issuance of a Convertible Promissory Note with a non-affiliated investor. The Note bears 10% interest and matures on October 15, 2026.
●	On June 16, 2026, GES entered into a loan agreement with a non-affiliate investor in the amount of $28,000. Pursuant to the terms of the loan agreement, GES agreed to repay the loan in weekly payments of $1,000. As of June 30, 2026, the remaining balance under the loan agreement was $25,000.

On September 5, 2025, the Company issued a non-interest-bearing promissory note in favor of a non-affiliate investor in the principal amount of $50,750. Pursuant to the terms of the promissory note, the Company agreed to make 28 weekly payments in the amount of $1,813 to the investor. There is no pre-payment penalty. As of August 11, 2026, the outstanding principal balance of the promissory note was $45,313.

On September 5, 2025, the Company entered into a loan agreement with a non-affiliate in the amount of $50,750 at 6%. The Company agreed to repay the loan in 21 weekly fixed payments of $2,414.

On March 25, 2026, the Company issued a convertible promissory note in the principal amount of $22,000 to a non-affiliated investor. The note bears interest at the rate of 10% per annum and matures on October 15, 2026.

On March 31, 2026, the Company issued a convertible promissory note in the principal amount of $16,800 to a non-affiliated investor. The note bears interest at the rate of 10% per annum and matures on October 15, 2026.

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

Easterly Advances

On March 19, 2026, GES received a cash advance from Easterly in the amount of $25,000.

On March 26, 2026, GES received a cash advance from Easterly in the amount of $111,000.

On March 27, 2026, GES received a cash advance from Easterly in the amount of $50,000.

On April 8, 2026, GES received a cash advance from Easterly in the amount of $60,000.

On April 14, 2026, GES received a cash advance from Easterly in the amount of $50,000.

On April 29, 2026, GES received a cash advance from Easterly in the amount of $50,000.

On May 15, 2026, GES received a cash advance from Easterly in the amount of $100,000.

On June 17, 2026, GES received a cash advance from Easterly in the amount of $350,000.

On June 29, 2026, GES received a cash advance from Easterly in the amount of $350,000.

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

Recent Developments

In an attempt to retain and grow stockholder value, we have continually attempted to raise capital through equity and debt offerings and have explored a sale of GES. For additional information, see Notes 12 and 13 to the Company’s unaudited consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q.

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

September 2025 Promissory Note

On September 5, 2025, the Company issued a non-interest-bearing promissory note in favor of a non-affiliate investor in the principal amount of $50,750. Pursuant to the terms of the promissory note, the Company agreed to make 28 weekly payments in the amount of $1,813 to the investor. There is no pre-payment penalty. As of August 11, 2026, the outstanding principal balance of the promissory note was paid in full.

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

March 2026 Loan Agreement

On March 3, 2026, GES entered into a loan agreement with a non-affiliate investor in the amount of $70,000. Pursuant to the terms of the loan agreement, GES agreed to repay the loan in weekly payments of $2,500. As of August 11, 2026, the remaining balance under the loan agreement was $17,500.

Promissory Notes

The Company has received the following advances to fund working capital and transaction expenses in the form of notes.

●	On August 22, 2025, the Company received $150,000 from the issuance of a Convertible Promissory Note with a non-affiliated investor. The Note bears 12% interest and matures on October 15, 2025.
●	On August 22, 2025, the Company received $150,000 from the issuance of a Convertible Promissory Note with a non-affiliated investor. The Note bears 12% interest and matures on March 30, 2026.
●	On September 5, 2025, the Company received $150,000 from the issuance of a Convertible Promissory Note with a non-affiliated investor. The Note bears 12% interest and matures on March 30, 2026.
●	On October 29, 2025, the Company received $100,000 from the issuance of a Convertible Promissory Note with a non-affiliated investor. The Note bears 12% interest and matures on March 30, 2026.
●	On December 1, 2025, the Company received $100,000 from the issuance of a Convertible Promissory Note with a non-affiliated investor. The Note bears 12% interest and matures on March 30, 2026.
●	On March 25, 2026, GES received $22,000 from the issuance of a Convertible Promissory Note with a non-affiliated investor. The Note bears 10% interest and matures on October 15, 2026.
●	On March 31, 2026, GES received $16,800 from the issuance of a Convertible Promissory Note with a non-affiliated investor. The Note bears 10% interest and matures on October 15, 2026.
●	On June 16, 2026, GES entered into a loan agreement with a non-affiliate investor in the amount of $28,000. Pursuant to the terms of the loan agreement, GES agreed to repay the loan in weekly payments of $1,000. As of June 30, 2026, the remaining balance under the loan agreement was $25,000.

The Company used (i) $270,000 of the proceeds from the above notes to pay the Lim settlement; (ii) $234,000 of the proceeds to pay the Brett Pezzuto settlement, and (iii) $234,000 of the proceeds to pay the Christian Pezzuto settlement.

On September 5, 2025, the Company issued a non-interest-bearing promissory note in favor of a non-affiliate investor in the principal amount of $50,750. Pursuant to the terms of the promissory note, the Company agreed to make 28 weekly payments in the amount of $1,813 to the investor. There is no pre-payment penalty. As of August 11, 2026, the outstanding principal balance of the promissory note was paid in full.

On September 5, 2025, the Company entered into a loan agreement with a non-affiliate in the amount of $50,750 at 6%. The Company will repay the loan 21 weekly fixed payments of $2,414.

On March 25, 2026, the Company issued a convertible promissory note in the principal amount of $22,000 to a non-affiliated investor. The note bears interest at the rate of 10% per annum and matures on October 15, 2026.

On March 31, 2026, the Company issued a convertible promissory note in the principal amount of $16,800 to a non-affiliated investor. The note bears interest at the rate of 10% per annum and matures on October 15, 2026.

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

Easterly Advances

On March 19, 2026, GES received a cash advance from Easterly in the amount of $25,000.

On March 26, 2026, GES received a cash advance from Easterly in the amount of $111,000.

On March 27, 2026, GES received a cash advance from Easterly in the amount of $50,000.

On April 8, 2026, GES received a cash advance from Easterly in the amount of $60,000.

On April 14, 2026, GES received a cash advance from Easterly in the amount of $50,000.

On April 29, 2026, GES received a cash advance from Easterly in the amount of $50,000.

On May 15, 2026, GES received a cash advance from Easterly in the amount of $100,000.

On June 17, 2026, GES received a cash advance from Easterly in the amount of $350,000.

On June 29, 2026, GES received a cash advance from Easterly in the amount of $350,000.

Trends and Uncertainties

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company has generated recurring losses from operations and cash flow deficits from operations since inception and has had to continually borrow to continue operating. In addition, certain of the Company’s debt was in default as of June 30, 2025. Management has concluded that substantial doubt about the Company’s ability to continue as a going concern exists and has not been alleviated.

The Company’s continued operations are dependent upon its ability to raise additional capital, obtain additional financing, and/or acquire or develop a business that generates sufficient positive cash flows from operations. The Company continues to seek funding through the issuance of additional convertible promissory notes and other financing arrangements. Management’s plans are intended to improve liquidity and financial flexibility; however, there can be no assurance that the Company will be successful in executing these plans and successful execution depends on future events that are not entirely within management’s control.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. At June 30, 2025 and December 31, 2024, we had an accumulated deficit of $34,096,509 and $33,506,870, respectively, and a working capital deficit of $11,485,219 and $10,680,570, respectively. Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

For the six months ended June 30, 2025, we recorded a net loss of $589,639, an amortization of debt discount of $47,871, a change in fair value of derivative liability of $(300), and depreciation expense of $309, and issued a warrant with a fair value of $9,824. We had a decrease in accounts payable of $24,927 and an increase in accrued expenses of $367,183. As a result, we had net cash used in operating activities of $189,679 for the six months ended June 30, 2025.

The following table shows a summary of our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Statement of Cash Flows
Net cash used in operating activities	(189,679)	(101,675)
Net cash used in investing activities	(225,143)	-
Net cash provided by financing activities	194,431	110,519
Net increase in cash and cash equivalents	404,188	8,844
Cash and cash equivalents – beginning balance	13,415	21,592
Cash and cash equivalents – ending balance	417,603	30,436

During the six months ended June 30, 2025 and 2024, we had net cash used in operating activities of $(189,679) and $(101,675), respectively. For the six months ended June 30, 2025, cash used in operating activities consisted of amortization expense of $47,871, depreciation expense of $309, issuance of warrant of $9,824, change in derivative liability of ($300), and accounts payable and accrued expense of $342,256.

During the six months ended June 30, 2025, we invested $212,990 for the enhancement of our software and $12,153 for election hardware. As a result, we had net cash used in investing activities of $225,143 for the six months ended June 30, 2025, as opposed to $0 for the six months ended June 30, 2024.

During the six months ended June 30, 2025, we received $1,155,000 in proceeds from the issuance of convertible promissory notes payable and $57,000 in proceeds from the issuance of notes payable. We repaid $267,250 of convertible promissory notes and repaid $125,740 in notes payable, resulting in net cash provided by financing activities of $819,010, as compared to net cash provided by financing activities of $110,519 for the six months ended June 30, 2024.

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

Results of operations for the three months ended June 30, 2025 compared to the three months ended June 30, 2024

Revenues. Revenues for the three months ended June 30, 2025 were $765,147, compared to $348,190 for the three months ended June 30, 2024, representing an increase of $416,957, or 120%. The majority of our clients hold elections on a three-year cycle. This increase in revenues was due primarily to more elections held during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.

Total Operating Expenses. Total operating expenses for the three months ended June 30, 2025 were $865,219, compared to $348,211 for the three months ended June 30, 2024, representing an increase of $517,008, or 148%, principally due to the reasons discussed below.

●	Salaries and Benefits. Salaries and benefits totaled $169,797 for the three months ended June 30, 2025, compared to $32,032 for the three months ended June 30, 2024, representing an increase of $137,765, or 430%. This increase was due to an increase in employment compensation during the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

●	Marketing and Advertising. For the three months ended June 30, 2025, we incurred marketing and advertising expenses of $55,586, compared to $42,344 for the three months ended June 30, 2024, representing an increase of $13,242, or 31%.

●	Software and Development. We incurred software development expenses of $13,760 in the three months ended June 30, 2025, compared to $10,926 in the three months ended June 30, 2024, representing an increase of $2,834, or 26%.

●	Professional Fees. Professional fees for the three months ended June 30, 2025 totaled $108,650, compared to $101,077 for the three months ended June 30, 2024, representing an increase of $7,573, or 7%. This increase was primarily due to an increase in accounting and legal service fees during the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

●	General and Administrative. For the three months ended June 30, 2025, we incurred general and administrative expenses of $77,003, compared to $55,486 for the three months ended June 30, 2024, representing an increase of $21,517, or 39%. The increase relates to expenses incurred as a result of the hiring of additional staff to assist with the special elections held during the three months ended June 30, 2025.

●	Printing. We incurred printing costs of $440,423 in the three months ended June 30, 2025, compared to $106,346 in the three months ended June 30, 2024, representing an increase of $334,077, or 314%. The increase relates to expenses incurred in connection with the special elections held during the three months ended June 30, 2025.

Loss from Operations. Loss from operations for the three months ended June 30, 2025 and 2024 were $100,072 and $21, respectively. The increase in loss from operations of $100,051, or 476,433%, was due primarily to the reasons stated above.

Net Loss. Net loss for the three months ended June 30, 2025 and 2024 were $301,516 and $156,979, respectively. The increase in net loss of $144,537, or 92%, was due primarily to the reasons stated above.

Results of operations for the six months ended June 30, 2025 compared to the six months ended June 30, 2024

Revenues. Revenues for the six months ended June 30, 2025 were $1,164,410, compared to $580,313 for the six months ended June 30, 2024, representing an increase of $584,097, or 101%. The majority of our clients hold elections on a three-year cycle. This increase in revenues was due primarily to more elections held during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

Total Operating Expenses. Total operating expenses for the six months ended June 30, 2025 were $1,341,971, compared to $527,456 for the six months ended June 30, 2024, representing an increase of $814,515, or 154%, principally due to reasons discussed below.

●	Salaries and Benefits. Salaries and benefits totaled $330,986 for the six months ended June 30, 2025, compared to $75,999 for the six months ended June 30, 2024, representing an increase of $254,987, or 336%. This increase was due to an increase in employment compensation during the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

●	Marketing and Advertising. For the six months ended June 30, 2025, we incurred marketing and advertising expenses of $87,386, compared to $80,950 for the six months ended June 30, 2024, representing an increase of $6,436, or 8%.

●	Software and Development. We incurred software development expenses of $15,523 in the six months ended June 30, 2025, compared to $11,604 in the six months ended June 30, 2024, representing an increase of $3,919, or 34%.

●	Professional Fees. Professional fees for the six months ended June 30, 2025 totaled $238,247, compared to $135,947 for the six months ended June 30, 2024, representing an increase of $102,300, or 75%. This increase was primarily due to an increase in accounting and legal service fees during the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

●	General and Administrative. For the six months ended June 30, 2025, we incurred general and administrative expenses of $154,812, compared to $100,315 for the six months ended June 30, 2024, representing an increase of $54,497, or 54%. The increase relates to expenses incurred as a result of the hiring of additional staff to assist with the special elections held during the six months ended June 30, 2025.

●	Printing. We incurred printing costs of $515,017 in the six months ended June 30, 2025, compared to $122,641 in the six months ended June 30, 2024, representing an increase of $392,376, or 320%. The increase relates to expenses incurred in connection with the special elections held during the six months ended June 30, 2025.

(Loss) Income from Operations. (Loss) income from operations for the six months ended June 30, 2025 and 2024 were $(177,561) and $52,857, respectively. The increase in loss from operations of $230,418, or 130%, was due primarily to the reasons stated above.

Net Loss. Net loss for the six months ended June 30, 2025 and 2024 was $589,639 and $287,997, respectively. The increase in net loss of $301,642, or 51%, was due primarily to the reasons stated above.

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

As of June 30, 2025, no deferred revenue was recorded as the services rendered and payment settled.

Convertible Instruments

The Company evaluates all terms and conditions of convertible instruments to determine whether they contain embedded features that require bifurcation and separate accounting. If the conversion feature is determined to be a derivative liability, it is recorded at fair value with changes in fair value recognized in earnings during the period of change. Convertible notes are initially recorded at their face value, net of any discounts or issuance costs. Discounts related to embedded conversion features or warrants issued in connection with the notes are recorded as a reduction to the carrying amount of the note and amortized to interest expense over the term of the note using the effective interest method. If the note is convertible into equity at a variable conversion price, the Company assesses whether the conversion feature qualifies for derivative accounting. If so, the embedded derivative is recorded at fair value on the issuance date and subsequently remeasured at each reporting period, with changes in fair value recognized in the statements of operations. Upon conversion of the note into equity securities, the carrying value of the note and any related derivative liabilities are reclassified to equity. If the note is repaid in cash, any unamortized discount is recognized immediately as interest expense.

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

Recent Accounting Pronouncements

ASU 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures: In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance in this update is effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has adopted this pronouncement for the fiscal year beginning July 1, 2024, which did not result in a material impact on its consolidated financial statements.

ASU 2023-09 – Improvements to Income Tax Disclosures (Topic 740):In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid, and is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis although retrospective application is permitted. The Company is currently evaluating the effects of this pronouncement on its financial statements and disclosures.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of June 30, 2025. Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures were not effective as of June 30, 2025 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may be involved in legal proceedings in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

On December 26, 2017, we entered into a settlement agreement with a prior attorney with regards to outstanding legal fees owed. Pursuant to this settlement agreement, we paid $25,000 on January 5, 2018, and $25,000 on February 5, 2018, and was required to pay an additional $200,000 during 2018. On December 14, 2020, the parties amended the settlement agreement to state that we were to pay the prior attorney $219,576. As of August 11, 2026, we have made total payments of $75,000 toward the remaining balance.

On June 30, 2022, we were named as a defendant in a lawsuit filed in the Supreme Court of the State of New York, Index No. 651531/2022 by Anthony Crisci Jr. The plaintiff alleged breach of contract and unjust enrichment relating to plaintiff’s prior employment agreement with the Company. On June 22, 2023, we entered into a settlement agreement with the plaintiff requiring the Company to pay plaintiff $30,000. As of April 23, 2025, the settlement was paid in full. Crisci shall perform consulting services, in the form of basic bookkeeping, for GAHC as an independent contractor at an hourly rate of $40 for the two-year period following the execution of this Settlement Agreement (the “Consulting Period”). GAHC guarantees Crisci a minimum of 750 hours per year of work as an independent contractor during the Consulting Period.

On or about May 1, 2023, Brett Pezzuto and Christian Pezzuto filed a complaint in the United States District Court for the Southern District of New York (Civil Action No. 1:23-cv-03591) against the Company and GES for nonpayment of certain promissory notes. The case was settled on or about February 12, 2024, with an amendment to the settlement agreement signed by the parties on April 19, 2024. Under this settlement agreement, the Company acknowledged the sum of $234,000 collateralized by confessions of judgment in favor of each of Brett and Christian Pezzuto in the sum of $234,000. In addition, each of Brett and Christian Pezzuto was granted 75,000,000 warrants, for a total of 150,000,000 warrants, at a strike price of $0.001 per share for a period of five years. The GES Notes have an outstanding principal and interest balance of $176,641 (the “GES Notes Sum”) for each of Brett and Christian Pezzuto. The GES Notes were to be converted into stock of 1329291 B.C. Ltd in connection with its proposed acquisition of GES. The Company subsequently determined not to proceed with 1329291 B.C. Ltd’s acquisition of GES. Brett and Christian Pezzuto have the right to enforce the confession of judgment plus alleged legal fees of $85,210.80 as of January 15, 2024. On April 22, 2025, the Company paid Brett Pezzuto $234,000 toward the settlement agreement. On July 1, 2025, the Company paid $234,000 to Christian Pezzuto toward the settlement agreement. On October 27, 2025, plaintiffs filed a motion for summary judgment. On July 1, 2026, the parties entered into a Final Settlement Agreement, pursuant to which (i) the parties agreed to settle the matter, (ii) the Company agreed to pay $176,641 to each of Christian Pezzuto and Brett Pezzuto, and certain attorneys’ fees, and (iii) the Company agreed to issue 2,500 shares of the Company’s Series A preferred A stock to each of Christian Pezzuto and Brett Pezzuto.

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

On October 14, 2025, Jason Old filed a complaint in the District Court of Tulsa County, Oklahoma (Civil Action No. CJ-2025-04721) against the Company and GES for breach of contract for failure to pay monies owned pursuant to a promissory note. On February 5, 2026, the Company and Mr. Old entered into a Release and Settlement Agreement, pursuant to which the parties agreed to settle the dispute and the Company agreed to pay Mr. Old $311,050 and delivery by October 1, 2026, of 5,000 of the Company’s Series A preferred shares. Subsequent to June 30, 2025, the Company satisfied the cash payment obligation in full through payments of $111,000 on March 26, 2026, $50,000 on March 27, 2026, and $150,050 June 29, 2026, totaling $311,050. The Company remains obligated to deliver 5,000 shares of its Series A Preferred Stock by October 1, 2026, in accordance with the settlement agreement.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to disclose material changes to the risk factors that were contained in our Annual Report on Form 10-K for the year ended December 31, 2024, as updated from time to time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been defaults in repayments of the company’s convertible promissory notes and promissory notes (refer to note 6) during the covered period.

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

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
3.1	Certificate of Correction, filed with Delaware Secretary of State on September 25, 2025, to Certificate of Amendment dated December 19, 2018 (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on March 30, 2026).
10.1	Asset Purchase Agreement, dated as of July 1, 2025, by and among GES Acquisition Corp., Global Arena Holding, Inc., Global Election Services, Inc., Global Election Services Holding LLC, and Easterly CV VI LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 8, 2025).
10.2	Amendment No. 1 to Asset Purchase Agreement, dated as of August 29, 2025, by and among GES Acquisition Corp., Global Arena Holding, Inc., Global Election Services, Inc., Global Election Services Holding LLC, and Easterly CV VI LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 5, 2025).
10.3	Asset Purchase Agreement, dated as of February 26, 2026, by and among the registrant, Global Election Services, Inc., GES Acquisition Corp., and Easterly CV VI LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2026).
10.4	Termination of Asset Purchase Agreement, dated as of February 25, 2026, by and among the registrant, GES Acquisition Corp., Global Election Services, Inc., Global Election Services Holding LLC, and Easterly CV VI LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2026).
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GLOBAL ARENA HOLDING, INC.

Dated: August 11, 2026	By:	/s/ John S. Matthews
John S. Matthews
Chief Executive Officer and Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

