Form 10-Q
period 2025-09-30
Global Arena Holding, Inc.
filed 2026-08-11
CIK 1138724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of August 11, 2026, there were 1,695,351,226 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

GLOBAL ARENA HOLDING, Inc.

Form 10-Q

Item 1. Financial Statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$50,528	$13,415
Total current assets	50,528	13,415

Equity investments	705,000	705,000
Internal use software	305,488	52,498
Election hardware, net	11,249	-
TOTAL ASSETS	$1,072,265	$770,913

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$412,656	$437,583
Accrued expenses	5,402,792	4,882,019
Convertible promissory notes payable, net of debt discount of $26,020 and $26,390, respectively	5,742,210	4,857,865
Promissory notes payable	461,898	495,719
Derivative liability	19,300	20,799
Total current liabilities	$12,038,856	$10,693,985

STOCKHOLDERS’ DEFICIT
Global Arena Holding, Inc.
Preferred stock, $0.001 par value per share; 2,000,000 shares authorized
Series B preferred stock; 250,000 shares authorized; 49,202 and 49,202 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	49	49
Series C preferred stock; 750,000 shares authorized; 480,000 and 480,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	480	480
Common stock, $0.001 par value per share; 4,000,000,000 shares authorized; 1,695,351,226 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1,695,351	1,695,351
Additional paid-in capital	21,920,784	21,910,960
Accumulated deficit	(34,560,213)	(33,506,870)
Total Global Arena Holding, Inc. stockholders’ deficit	(10,943,549)	(9,900,030)
Noncontrolling interest	(23,042)	(23,042)
Total stockholders’ deficit	(10,966,591)	(9,923,072)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,072,265	$770,913

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Services	$454,279	$350,041	$1,618,689	$930,354

Operating expenses:
Salaries and benefits	247,403	20,618	578,389	96,617
Marketing and advertising	37,940	50,429	125,326	131,379
Software development	1,719	-	17,242	4,990
Professional fees	178,470	176,916	416,717	319,477
General and administrative	112,979	23,816	267,791	124,131
Printing	65,890	184,679	580,907	307,320
Total operating expenses	644,401	456,458	1,986,372	983,914

Loss from operations	(190,122)	(106,417)	(367,683)	(53,560)

Other expenses:
Interest expense and financing costs	(204,297)	(298,550)	(606,575)	(635,793)
Other (expense) income	(70,484)	3,500	(80,584)	3,500
Change in fair value of derivative liability	1,199	(20,700)	1,499	(24,311)
Total other expenses	(273,582)	(315,750)	(685,660)	(656,604)
Loss before provision for taxes	(463,704)	(422,167)	(1,053,343)	(710,164)
Provision for income taxes	-	-	-	-
Net loss	(463,704)	(422,167)	(1,053,343)	(710,164)
Net loss attributed to noncontrolling interest	-	-	-	-
Net loss attributed to Global Arena Holding, Inc.	$(463,704)	$(422,167)	$(1,053,343)	$(710,164)

Weighted average shares outstanding - basic and diluted	1,695,351,226	1,604,621,305	1,695,351,226	1,472,499,555
Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Global Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance, December 31, 2024	49,202	$49	480,000	$480	1,695,351,226	$1,695,351	$21,910,960	$(33,506,870)	$(9,900,030)	$(23,042)	$(9,923,072)
Fair value of issued warrants			-		-		9,824	-	9,824		9,824
Net loss	-		-		-			(288,123)	(288,123)	-	(288,123)
Balance, March 31, 2025	49,202	$49	480,000	$480	1,695,351,226	$1,695,351	$21,920,784	$(33,794,993)	$(10,178,329)	$(23,042)	$(10,201,371)
Net loss					-			(301,516)	(301,516)	-	(301,516)
Balance, June 30, 2025	49,202	$49	480,000	$480	1,695,351,226	$1,695,351	$21,920,784	$(34,096,509)	$(10,479,845)	$(23,042)	$(10,502,887)
Net loss	-		-		-			(463,704)	(463,704)	-	(463,704)
Balance, September 30, 2025	49,202	$49	480,000	$480	1,695,351,226	$1,695,351	$21,920,784	$(34,560,213)	$(10,943,549)	$(23,042)	$(10,966,591)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Global Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance, December 31, 2023	49,202	$49	480,000	$480	1,221,223,807	$1,221,223	$22,195,411	$(32,498,308)	$(9,081,145)	$(23,042)	$(9,104,187)
Issuance of common stock for convertible debt and accrued interest	-		-		258,655,700	258,656	(181,857)	-	76,799		76,799
Net loss	-		-		-		-	(131,018)	(131,018)	-	(131,018)
Balance, March 31, 2024	49,202	$49	480,000	$480	1,479,879,507	$1,479,879	$22,013,554	$(32,629,326)	$(9,135,364)	$(23,042)	$(9,158,406)

Net loss	-		-		-			(156,979)	(156,979)	-	(156,979)
Balance, June 30, 2024	49,202	$49	480,000	$480	1,479,879,507	$1,479,879	$22,013,554	$(32,786,305)	$(9,292,343)	$(23,042)	$(9,315,385)
Issuance of common stock for convertible debt and accrued interest	-	-	-	-	215,471,719	215,472	(151,498)	-	63,974	-	63,974
Fair value of issued warrants	-	-	-	-	-	-	44,904	-	44,904	-	44,904
Net loss	-	-	-	-	-	-	-	(422,167)	(422,167)	-	(422,167)
Balance, September 30, 2024	49,202	$49	480,000	$480	1,695,351,226	$1,695,351	$21,906,960	$(33,208,472)	$(9,605,632)	$(23,042)	$(9,628,674)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2025	2024

OPERATING ACTIVITIES:
Net loss	$(1,053,343)	$(710,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	66,595	87,571
Depreciation expense	904	-
Change in fair value of derivative liability	(1,499)	24,311
Non-cash expense associated with warrant	9,824	44,904
Change in assets and liabilities:
Prepaid expense	-	-
Accounts payable	(24,927)	(16,000)
Accrued expenses	520,773	387,136
Net cash used in operating activities	$(481,673)	$(182,242)

INVESTING ACTIVITIES:
Election hardware	(12,153)	-
Equity Investment	-	(138,150)
Internal use software	(252,990)	(31,838)
Net cash used in investing activities	$(265,143)	$(169,988)

FINANCING ACTIVITIES:
Proceeds from convertible promissory notes payable	1,305,000	381,649
Proceeds from promissory notes payable	90,250	299,005
Repayment of convertible promissory notes payable	(439,750)	(216,128)
Repayment of promissory notes payable	(171,571)	(125,750)
Net cash provided by financing activities	$783,929	$338,776

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	37,113	(13,454)
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	13,415	21,592
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$50,528	$8,138

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Allocated value of warrants	$9,824	$44,904
Debt converted to common stock	$-	$113,632
Original issuance discount	$65,000	$90,167

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

On March 25, 2021, the Company entered into a second amended purchase agreement (“APA”) with Election Services Solutions, LLC (“Election Services Solutions”). Under the APA, the Company agreed to purchase 100% of the assets of Election Services Solutions for a purchase price of $650,000, of which $511,150 has already been paid, and to issue 40,000,000 common shares to purchase these assets under the APA. GES derives over 80% of its business from Election Services Solutions. On August 2, 2024, the Company issued a convertible promissory note in favor of the former owner of Elections Services Solutions to finalize the purchase of GES. The note has a principal amount of $138,850, bears interest at a rate of 12% per annum and was due on October 15, 2025. As of September 30, 2025, the Company had repaid $5,000 of principal under the note, with an outstanding balance of $133,850.

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

Going Concern

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company has generated recurring losses from operations and cash flow deficits from operations since inception and has had to continually borrow to continue operating. In addition, certain of the Company’s debt was in default as of September 30, 2025. Management has concluded that substantial doubt about the Company’s ability to continue as a going concern exists and has not been alleviated.

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

	September 30,
	2025	2024
Warrants	1,154,583,333	1,144,083,333
Convertible notes	1,066,709,608	1,307,899,948
Total	2,221,292,941	2,451,983,281

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

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of September 30, 2025 and December 31, 2024.

	Fair Value
	As of	Fair Value Measurements at
Description	September 30, 2025	September 30, 2025 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$19,300	$-	$19,300	$-

Total	$19,300	$-	$19,300	$-

	Fair Value
	As of	Fair Value Measurements at
Description	December 31, 2024	December 31, 2024 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Conversion feature on convertible notes	$20,799	$-	$20,799	$-

Total	$20,799	$-	$20,799	$-

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

ASU 2023-09 – Improvements to Income Tax Disclosures (Topic 740): In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid, and is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis although retrospective application is permitted. The Company is currently evaluating the effects of this pronouncement on its financial statements and disclosures.

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

NOTE 3 – EQUITY INVESTMENTS

On March 25, 2021, the Company entered into the APA with Election Services Solutions. Under the APA, the Company agreed to purchase 100% of the assets of Election Services Solutions for a purchase price of $650,000, of which $511,150 has already been paid, and to issue 40,000,000 common shares to purchase these assets under the APA. GES derives over 80% of its business from Election Services Solutions. On August 2, 2024, the Company issued a convertible promissory note in favor of the former owner of Elections Services Solutions to GES. The note, in the principal amount of $138,850, bears interest at a rate of 12% per annum and was due on October 15, 2025. As of September 30, 2025, the Company had repaid $5,000 of principal under the note, with an outstanding balance of $133,850.

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

NOTE 4 - ACCRUED EXPENSES

Accrued expenses at September 30, 2025 and December 31, 2024 consisted of the following:

	September 30,	December 31,
	2025	2024
Accrued interest	$4,004,264	$3,655,006
Accrued compensation	$1,361,858	1,190,343
Other accrued expenses	$36,670	36,670
	$5,402,792	$4,882,019

NOTE 5 - PROMISSORY NOTES PAYABLE

In March 2014, the Company issued two promissory notes for a total of $230,000. The interest rate is the short-term applicable federal rate as determined by the Internal Revenue Service for the calendar month plus 10%. As of September 30, 2025, the balance on the note was $204,300.

On November 29, 2022, Global Election Services, Inc. entered into a Loan agreement with a non-affiliate investor for the amount of $100,000.

On April 25, 2024, Global Election Services, Inc. entered into a Loan agreement with a non-affiliate investor for the amount of $63,750. The Company will repay the Loan in weekly payments of $3,794.65. As of August 29, 2024, the loan has been paid off.

On June 13, 2024, Global Election Services, Inc. issued a Convertible Promissory Note to a non-affiliate investor for $75,000 as part of a 90 Day Secured Loan 10% coupon, convertible at an $8 million valuation. As of December 31, 2024, the maturity date is October 15, 2025. As of September 30, 2025, the balance on the note was $75,000.

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

On June 4, 2025, the Company issued a non-interest-bearing promissory note in favor of a non-affiliate investor in the principal amount of $87,000. Pursuant to the terms of the promissory note, the Company agreed to make 28 weekly payments in the amount of $3,107 to the investor. There is no pre-payment penalty. As of September 30, 2025, the outstanding principal balance of the promissory note was $37,286.

On September 5, 2025, the Company issued a non-interest-bearing promissory note in favor of a non-affiliate investor in the principal amount of $50,750. Pursuant to the terms of the promissory note, the Company agreed to make 28 weekly payments in the amount of $1,813 to the investor. There is no pre-payment penalty. As of September 30, 2025, the outstanding principal balance of the promissory note was $45,313.

NOTE 6 - CONVERTIBLE PROMISSORY NOTES PAYABLE

On March 10, 2023, Global Election Services issued a convertible note to a non-affiliate investor for a secured Original Discount Convertible Promissory Note with an investor for the amount of $32,500. The note bears 12% interest and can convert at a $5,000,000 valuation, with a maturity of October 15, 2025. As of September 30, 2025, the balance on the note was $25,500.

On April 11, 2023, Global Election Services, Inc. issued a convertible promissory note to a non-affiliate investor in the principal amount of $15,000. The note bears 12% interest and matured on October 15, 2025. The note can be converted into the Company’s common stock at a $5,000,000 valuation. As of September 30, 2025, the balance on the note was $15,000.

On May 18, 2023, the Company issued an unsecured Convertible Promissory Note to a non-affiliate investor in the principal amount of $20,000. The note bears 12% interest and matured on December 31, 2025. The note can be converted to the Company’s common stock at $0.001 per share. As of September 30, 2025, the balance on the note was $20,000.

On June 6, 2023, Global Election Services, Inc. issued an unsecured convertible promissory note of $20,000 to a non-affiliate investor. The note bears 12% interest and matured on October 15, 2025. The note can be converted into the Company’s common stock at $0.40 per share. The remaining balance was $5,000   as of September 30, 2025.

On June 7, 2023, Global Election Services, Inc. issued an unsecured convertible promissory note to a non-affiliate investor of $10,000. The note bears 12% interest and matured on October 15, 2025. The note can be converted into the Company’s common stock at $0.40 per share. As of September 30, 2025, the balance on the note was $10,000.

On June 14, 2023, Global Election Services, Inc. issued an unsecured convertible promissory note to a non-affiliate investor for $30,000. The note bears 12% interest and matured on October 15, 2025. The note can be converted into the Company’s common stock at $0.40 per share. As of September 30, 2025, the balance on the note was $30,000.

On July 7, 2023, Global Election Services, Inc. issued a secured original convertible promissory note to a non-affiliate investor for $57,500, with an original discount amount of $7,500. The note bears 12% interest and matured on October 15, 2025. The note can be converted into the Company’s common stock at $0.40 per share. As of September 30, 2025, the balance on the note was $57,500.

On August 4, 2023, Global Election Services, Inc. issued a second original discount convertible promissory note to a non-affiliate investor for $30,000, with an original discount amount of $5,000. The Note bears 12% interest and matured on October 15, 2025. The Note can be converted into the Company’s common stock at $0.040 per share. The remaining balance was $19,000   as of September 30, 2025.

On September 15, 2023, Global Election Services, Inc. issued a secured Original Discount Convertible Promissory Note to a non-affiliate investor for $15,500, with an original discount amount of $5,000. The Note bears 12% interest and matured on October 15, 2025. The Note can be converted into the Company’s common stock at $0.040 per share. As of September 30, 2025, the balance on the note was $15,500.

On October 24, 2023, Global Election Services, Inc. issued a secured Original Discount Convertible Promissory Note to a non-affiliate investor for $25,000, with an original discount amount of $5,000. The Note bears 12% interest and matured on October 15, 2025. The Note can be converted into the Company’s common stock at $0.040 per share. As of September 30, 2025, the balance on the note was $25,000.

On December 6, 2023, Global Election Services, Inc. issued an unsecured Convertible Promissory Note to a non-affiliate investor of $10,000. The Note bears 12% interest and is convertible at a $12.5 million valuation and matured on October 15, 2025. As of September 30, 2025, the balance on the note was $10,000.

On December 12, 2023, Global Election Services Inc. issued an unsecured Convertible Promissory Note to a non-affiliate investor for $20,000. The Note bears 12% interest and is convertible at a $12.5 million valuation and matured on October 15, 2025. As of September 30, 2025, the balance on the note was $20,000.

On December 13, 2023, Global Election Services, Inc. issued an unsecured Convertible Promissory Note to a non-affiliate investor for $30,000. The Note bears 12% interest and is convertible at a $12.5 million valuation and matured on October 15, 2025. As of September 30, 2025, the balance on the note was $30,000.

On December 28, 2023, Global Election Services, Inc. issued an unsecured Convertible Promissory Note to a non-affiliate investor for $20,000. The Note bears 12% interest and is convertible at a $12.5 million valuation and matured on October 15, 2025. The loan has been paid off as of June 30, 2025.

On January 25, 2024, Global Election Services, Inc. issued a Convertible Promissory Note to a non-affiliate investor in the principal amount of $15,000 with an annual interest rate of 12% to a non-affiliate convertible at a $12.5 million valuation, with a maturity date of October 15, 2025. As of September 30, 2025, the balance on the note was $15,000.

On February 7, 2024, Global Election Services, Inc. issued a Convertible Promissory Note to a non-affiliate investor in the principal amount of $15,000 with an annual interest of 12% to a non-affiliate at a $12.5 million valuation, with a maturity date of October 15, 2025. As of September 30, 2025, the balance on the note was $15,000.

On February 9, 2024, Global Election Services, Inc. issued a Convertible Promissory Note to a non-affiliate investor in the principal amount of $10,000 with an annual interest rate of 12% convertible at a $12.5 million valuation with a maturity date of October 15, 2025. As of September 30, 2025, the balance on the note was $10,000.

On March 7, 2024, Global Election Services issued into a Convertible Promissory Note to a non-affiliate investor for $10,000, with annual interest of 12%. convertible at a $12.5 million valuation with a maturity date of October 15, 2025. As of September 30, 2025, the balance on the note was $15,000.

On March 15, 2024, Global Election Services, Inc. issued a Convertible Promissory Note to a non-affiliate investor in the principal amount of $20,000 with an annual interest rate of 12% and a maturity date of October 15, 2025. As of March 15, 2025, the Convertible Promissory Note has been paid back in full.

On July 19, 2024, Global Election Services, Inc. issued a Convertible Promissory Note to an affiliated investor in the principal amount of $25,000 with an annual interest rate of 12% with a maturity date of October 15, 2025. The loan has been paid off as of September 30, 2025.

On August 2, 2024, Global Election Services, Inc. issued a Convertible Promissory Note in the principal amount of $20,000 to a non-affiliate investor. The Note bears 12% interest and is convertible at $0.16 per share, and matured on October 15, 2025. As of September 30, 2025, the balance on the note was $10,000.

On August 2, 2024, in connection with the purchase of Election Services Solutions, the Company issued a convertible promissory note in favor of an investor to pay off the remaining balance of the investment. The note is in the principal amount of $138,850, bears 12% interest and matured on October 15, 2025. The note can be converted into the Company’s common stock at $0.16 per share. As of September 30, 2025, the outstanding principal balance of the promissory note was $133,850.

On October 2, 2024, the Company received $250,000 from the issuance of a Convertible Promissory Note to a non-affiliate investor. The Note bears 15% interest and matured on October 15, 2025. As of September 30, 2025, the balance on the note was $250,000.

On December 13, 2024, the Company received $100,000 from the issuance of a Convertible Promissory Note to a non-affiliate investor. The Note bears 15% interest and matured on October 15, 2025. As of September 30, 2025, the balance on the note was $100,000.

On December 19, 2024, the Company received $170,000 from the issuance of a Convertible Promissory Note to a non-affiliate investor. The Note bears 15% interest and matured on October 15, 2025. As of September 30, 2025, the balance on the note was $170,000.

On December 6, 2024, Global Election Services, Inc. issued a Convertible Promissory Note in the principal amount of $12,000 to a non-affiliate investor. The Note bears 12% interest and is convertible at a $9,375,000 valuation, and matured on October 15, 2025.    The loan has been paid off as of December 31, 2024.

On December 9, 2024, Global Election Services, Inc. issued a Convertible Promissory Note in the principal amount of $10,000 to a non-affiliate investor. The Note bears 12% interest, is convertible at a $9,375,000 valuation, and matured on October 15, 2025. As of January 17, 2025, Global Election Services, Inc. has repaid this note in full.

On December 9, 2024, Global Election Services, Inc. issued a Convertible Promissory Note in the principal amount of $10,000 to a non-affiliate investor. The Note bears 12% interest, is convertible at a $9,375,000 valuation, and matured on October 15, 2025.  The loan has been paid off as of March 31, 2025.

On December 10, 2024, Global Election Services, Inc. issued a Convertible Promissory Note in the principal amount of $30,000 to a non-affiliate investor. The Note bears 12% interest, is convertible at a $9,375,000 valuation, and matured on October 15, 2025. The loan has been paid off as of June 30, 2025.

On December 31, 2024, Global Election Services, Inc. issued a Convertible Promissory Note in the principal amount of $7,500 to a non-affiliate investor. The Note bears 12% interest, is convertible at a $9,375,000 valuation, and matures on October 15, 2025. This note was repaid in full on March 19, 2025.

On January 31, 2025, the Company received $200,000 from the issuance of a Convertible Promissory Note to a non-affiliated investor. The Note bears 12% interest and matured on October 15, 2025. As of September 30, 2025, the balance on the note was $200,000.

On February 19, 2025, Global Election Services, Inc. issued a Convertible Promissory Note in the principal amount of $115,000 with an OID of $15,000 to a non-affiliate. The Note bears 12% interest, is convertible at a $9,375,000 valuation and matured on October 15, 2025.  As of September 30, 2025, the balance on the note was $115,000.

On March 10, 2025, Global Election Services, Inc. issued a Convertible Promissory Note in the principal amount of $7,500 to a non-affiliate. The Note bears 12% interest, is convertible at a $9,375,000 valuation and matured on October 15, 2025. As of March 19, 2025, Global Election Services, Inc. has repaid this note in full.   This Note was repaid in full on April 24, 2025.

On March 12, 2025, Global Election Services, Inc. issued a Convertible Promissory Note in the principal amount of $22,500 to a non-affiliate. The Note bears 12% interest, is convertible at a $9,375,000 valuation and matured on October 15, 2025. As of September 30, 2025, the balance on the note was $25,000.

On March 12, 2025, Global Election Services, Inc. issued an Original Issue Discount Convertible Promissory Note in the principal amount of $27,500 with an OID of $2,500 to a non-affiliate. The Note bears 12% interest, is convertible at a $9,375,000 valuation and matured on October 15, 2025. As of September 30, 2025, the balance on the note was $27,500.

On April 21, 2025, the Company issued a convertible promissory note in the original principal amount of $400,000 in favor of a non-affiliated investor. The note bears 12% interest and matured on October 15, 2025. There is no pre-payment penalty. As of September 30, 2025, the outstanding principal balance of the promissory note was $400,000.

On June 30, 2025, the Company issued a convertible promissory note in the original principal amount of $400,000 in favor of a non-affiliated investor. The note bears 12% interest and matured on October 15, 2025. There is no pre-payment penalty. As of September 30, 2025, the outstanding principal balance of the promissory note was $400,000.

On August 22, 2025, the Company issued a convertible promissory note in the original principal amount of $150,000 in favor of a non-affiliated investor. The note bears 12% interest and matured on October 15, 2025. There is no pre-payment penalty. As of September 30, 2025, the outstanding principal balance of the promissory note was $150,000.

Convertible promissory notes payable at September 30, 2025 and December 31, 2024 consisted of the following:

	September 30,	December 31,
	2025	2024
Convertible promissory notes with interest rates ranging from 10% to 12% per annum, convertible into common shares at a fixed price ranging from $0.001 to $0.03 per share. Maturity dates through September 30, 2025, as amended ($2,349,699 in default as of September 30, 2025)	$4,491,049	$3,577,044
Convertible promissory notes with interest rates ranging from 10% to 12% per annum, convertible into common shares at prices equal to 60% discount from the lowest trade price in the 20-25 trading days prior to conversion (as of September 30, 2025 the conversion price would be $0.001 per share). Maturity dates through September 30, 2025, as amended ($190,784 in default as of September 30, 2025)	190,784	190,784
Convertible promissory notes with interest at 12% per annum, convertible into common shares of GES. The maturity dates through September 30, 2025 as amended ($1,085,173 in default as of September 30, 2025)	1,085,173	1,116,427
Total convertible promissory notes payable	5,767,006	4,884,255
Unamortized debt discount	(24,796)	(26,391)
Convertible promissory notes payable, net discount	5,742,210	4,857,865
Less current portion	(5,742,210)	(4,857,865)
Long-term portion	$-	$-

Convertible promissory notes payable, December 31, 2024	$4,857,865
Issued for cash	1,322,500
Issued for original issue discount	(65,000)
Repayment for cash	(439,750)
Amortization of debt discounts	66,595
Convertible promissory notes payable, September 30, 2025	$5,742,210

As of September 30, 2025, certain convertible promissory notes with an aggregate principal balance of $3,625,656 were in default because the Company had not repaid the outstanding balances by their contractual maturity dates. The default did not result in any automatic penalty interest, acceleration provisions, or other material default charges under the terms of the applicable agreements. As of the date of the financial statements were issued, the Company is in discussions with the respective lenders regarding extensions of the maturity date; however, no amended agreements or extensions have been executed as of the issuance date of these financial statements. Management believes it will be able to reach mutually acceptable arrangements with the lenders, although no assurance can be provided that such negotiations will be successful.

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS

Certain of the Company’s convertible promissory notes payable are convertible into shares of the Company’s common stock at a percentage of the market price on the date of conversion. The Company has determined that the variable conversion rate is an embedded derivative instrument. The Company uses the Black-Scholes valuation method to value the derivative instruments at inception and on subsequent valuation dates. Weighted average assumptions used to estimate fair values were as follows:

	September 30,	December 31,
	2025	2024
Risk-free interest rate	3.83%	4.24%
Expected life of the options (years)	0.50	0.50
Expected volatility	366.35%	450%
Expected dividend yield	0%	0%
Fair value	$19,300	$20,799

A rollforward of the derivative liability from December 31, 2024 to September 30, 2025 is below:

Derivative liabilities, December 31, 2024	$20,799
Change in fair value of derivative liabilities	(1,499)
Derivative liabilities, September 30, 2025	$19,300

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

Common Stock

During the three and nine months ended September 30, 2025, the Company did not issue any shares.

During the three months ended September 30, 2024, the Company issued an aggregate of 188,331,000 shares of common stock for conversion of $27,753 of convertible notes and $3,006 of accrued interest.

During the nine months ended September 30, 2024, the Company issued an aggregate of 446,986,419 shares of common stock for conversion of $98,665 of convertible notes and $6,554 of accrued interest.

Warrant Activity

A summary of warrant activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2024	1,144,083,333	0.001	1.95	-
Granted	50,000,000	0.001	-	-
Exercised	-	-	-	-
Forfeited/Canceled	(39,500,000)	0.001	-	-
Outstanding, September 30, 2025	1,154,583,333	0.001	2.04	-
Exercisable, September 30, 2025	1,154,583,333	0.001	2.04	-

Warrants

A summary of warrant activity is presented below:

	Number of Warrants	Exercise Price ($)	Contractual Life (in years)	Intrinsic Value ($)
Outstanding, December 31, 2023	1,045,226,190	0.001	1.54	-
Granted	150,000,000	-	-	-
Exercised	-	-	-	-
Forfeited/Canceled	(51,142,857)	-	-	-
Outstanding, September 30, 2024	1,144,083,333	0.001	1.42	-
Exercisable, September 30, 2024	1,144,083,333	0.001	1.42	-

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

NOTE 10 – ELECTION HARDWARE

For the nine months ended September 30, 2025 and 2024, we capitalized $12,153 and $Nil, respectively, for the costs incurred to acquire election hardware.

For the nine months ended September 30, 2025 and 2024, we depreciated $904 and $Nil, respectively, for depreciation expense.

NOTE 11 - SOFTWARE

For the nine months ended September 30, 2025 and 2024, we capitalized $305,488 and $31,838, respectively, for the costs incurred for the enhancement of its software.

NOTE 12 - AGREEMENTS

On March 25, 2021, the Company entered into the APA with Election Services Solutions. Under the APA, the Company agreed to purchase 100% of the assets of Election Services Solutions for a purchase price of $650,000, of which $511,150 has already been paid, and to issue 40,000,000 common shares to purchase these assets under the APA. GES derives over 80% of its business from Election Services Solutions. On August 2, 2024, the Company entered into a convertible promissory note agreement with the former owner of Elections Services Solutions to finalize the purchase of GES. The note, with a principal amount of $138,850 and an annual interest rate of 12%, was due on October 15, 2025, as of September 30, 2025, the outstanding principal balance of the promissory note was $133,850  .

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

Trends and Uncertainties

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company has generated recurring losses from operations and cash flow deficits from operations since inception and has had to continually borrow to continue operating. In addition, certain of the Company’s debt was in default as of September 30, 2025. Management has concluded that substantial doubt about the Company’s ability to continue as a going concern exists and has not been alleviated.

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

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. At September 30, 2025 and December 31, 2024, we had an accumulated deficit of $34,560,213 and $33,506,870, respectively, and a working capital deficit of $11,988,328 and $10,680,570, respectively. Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

For the nine months ended September 30, 2025, we recorded a net loss of $1,053,343, an amortization of debt discount of $66,595, a change in fair value of derivative liability of $(1,499), and depreciation expense of $904, and issued a warrant with a fair value of $9,824. We had a decrease in accounts payable of $24,927 and an increase in accrued expenses of $520,773. As a result, we had net cash used in operating activities of $481,673 for the nine months ended September 30, 2025.

The following table shows a summary of our cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Statement of Cash Flows
Net cash used in operating activities	$(481,673)	$(182,242)
Net cash used in investing activities	(265,143)	(169,988)
Net cash provided by financing activities	783,929	338,776
Net increase (decrease) in cash and cash equivalents	37,113	(13,454)
Cash and cash equivalents – beginning balance	$13,415	$21,592
Cash and cash equivalents – ending balance	$50,528	$8,138

During the nine months ended September 30, 2025 and 2024, we had net cash used in operating activities of $481,673 and $182,242, respectively. For the nine months ended September 30, 2025, cash used in operating activities consisted of amortization expense of $66,595, depreciation expense of $904, issuance of warrant of $9,824, change in derivative liability of $(1,499), and accounts payable and accrued expense of $(24,927) and $520,773.

During the nine months ended September 30, 2025, we invested $252,990 for the enhancement of our software and $12,153 for election hardware. As a result, we had net cash used in investing activities of $265,143 for the nine months ended September 30, 2025, as opposed to $169,988 for the nine months ended September 30, 2024.

During the nine months ended September 30, 2025, we received $1,305,000 in proceeds from the issuance of convertible promissory notes payable and $90,250 in proceeds from the issuance of notes payable. We repaid $439,750 of convertible promissory notes and $171,571 in notes payable, resulting in net cash provided by financing activities of $783,929, as compared to net cash provided by financing activities of $338,776 for the nine months ended September 30, 2024.

Management believes that the Company will be able to continue its operations and further advance its acquisition plans. However, management cannot give assurances that such plans will materialize and be successful in the near term, on terms advantageous to us, or at all. Should we not be successful in our business plans or obtain additional financing, we would need to curtail certain or all of our operating activities.

The accompanying unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve our operating results.

Results of operations for the three months ended September 30, 2025 compared to the three months ended September 30, 2024

Revenues. Revenues for the three months ended September 30, 2025 were $454,279, compared to $350,041 for the three months ended September 30, 2024, representing an increase of $104,238, or 30%. The majority of our clients hold elections on a three-year cycle. This increase in revenues was due primarily to more elections held during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.

Total Operating Expenses. Total operating expenses for the three months ended September 30, 2025 were $644,401, compared to $456,458 for the three months ended September 30, 2024, representing an increase of $187,943, or 41%, principally due to the reasons discussed below.

●	Salaries and Benefits. Salaries and benefits totaled $247,403 for the three months ended September 30, 2025, compared to $20,618 for the three months ended September 30, 2024, representing an increase of $226,785, or 1,100%. This increase was due to an increase in employment compensation during the three months ended September 30, 2025, compared to the three months ended September 30, 2024 where their director has a significant decrease in compensation.

●	Marketing and Advertising. For the three months ended September 30, 2025, we incurred marketing and advertising expenses of $37,940, compared to $50,429 for the three months ended September 30, 2024, representing a decrease of $12,489, or 25%. The increase was primarily attributable to modestly higher marketing spent and promotion aimed at supporting the ongoing special elections efforts.

●	Software and Development. We incurred software development expenses of $1,719 for the three months ended September 30, 2025, compared to $0 for the three months ended September 30, 2024, representing an increase of $1,719. The increase was primarily attributable to costs associated with maintaining our platform.

●	Professional Fees. Professional fees for the three months ended September 30, 2025 totaled $178,470, compared to $176,916 for the three months ended September 30, 2024, representing an increase of $1,554, or 1%. This increase was primarily due to an increase in accounting and legal service fees during the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

●	General and Administrative. For the three months ended September 30, 2025, we incurred general and administrative expenses of $112,979, compared to $23,816 for the three months ended September 30, 2024, representing an increase of $89,16,3 or 374%. The increase relates to expenses incurred as a result of the hiring of additional staff to assist with the special elections held during the three months ended September 30, 2025.

●	Printing. We incurred printing costs of $65,890 in the three months ended September 30, 2025, compared to $184,679 in the three months ended September 30, 2024, representing a decrease of $118,789, or 64%. The decrease relates to expenses incurred in connection with the special elections held during the three months ended September 30, 2025.

Loss from Operations. Loss from operations for the three months ended September 30, 2025 and 2024 were $190,122 and $106,417, respectively. The increase in loss from operations of $83,705, or 79%, was due primarily to the reasons stated above.

Net Loss. Net loss for the three months ended September 30, 2025 and 2024 were $463,704 and $422,167, respectively. The increase in net loss of $41,537, or 10%, was due primarily to the reasons stated above.

Results of operations for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

Revenues. Revenues for the nine months ended September 30, 2025 were $1,618,689, compared to $930,354 for the nine months ended September 30, 2024, representing an increase of $688,335, or 74%. The majority of our clients hold elections on a three-year cycle. This increase in revenues was due primarily to more elections held during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

Total Operating Expenses. Total operating expenses for the nine months ended September 30, 2025 were $1,986,372, compared to $983,914 for the nine months ended September 30, 2024, representing an increase of $1,002,458, or 102%, principally due to reasons discussed below.

●	Salaries and Benefits. Salaries and benefits totaled $578,389 for the nine months ended September 30, 2025, compared to $96,617 for the nine months ended September 30, 2024, representing an increase of $481,772, or 499%. This increase was due to an increase in employment compensation during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024 where their director has a significant decrease in compensation.

●	Marketing and Advertising. For the nine months ended September 30, 2025, we incurred marketing and advertising expenses of $125,326, compared to $131,379 for the nine months ended September 30, 2024, representing a decrease of $6,053, or 5%. The increase was primarily attributable to modestly higher marketing spent and promotion aimed at supporting the ongoing special elections efforts.

●	Software and Development. We incurred software development expenses of $17,242 in the nine months ended September 30, 2025, compared to $4,990 in the nine months ended September 30, 2024, representing an increase of $12,252, or 246%. The increase was primarily attributable to costs associated with maintaining our platform.

●	Professional Fees. Professional fees for the nine months ended September 30, 2025 totaled $416,717, compared to $319,477 for the nine months ended September 30, 2024, representing an increase of $97,240, or 30%. This increase was primarily due to an increase in accounting and legal service fees during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase was primarily attributable to Legal costs associated with the subsequent acquisition of GES.

●	General and Administrative. For the nine months ended September 30, 2025, we incurred general and administrative expenses of $267,791, compared to $124,131 for the nine months ended September 30, 2024, representing an increase of $143,660, or 116%. The increase relates to expenses incurred as a result of the hiring of additional staff to assist with the special elections held during the nine months ended September 30, 2025.

●	Printing. We incurred printing costs of $580,907 in the nine months ended September 30, 2025, compared to $307,320 in the nine months ended September 30, 2024, representing a increase of $273,587, or 89%. The increase relates to expenses incurred in connection with the special elections held during the nine months ended September 30, 2025.

Loss from Operations. Loss from operations for the nine months ended September 30, 2025 and 2024 was $367,683 and $53,560, respectively. The increase in loss from operations of $314,123, or 586%, was due primarily to the reasons stated above.

Net Loss. Net loss for the nine months ended September 30, 2025 and 2024 was $1,053,343 and $710,164, respectively. The increase in net loss of $343,179, or 48%, was due primarily to the reasons stated above.

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

ASU 2023-09 – Improvements to Income Tax Disclosures (Topic 740): In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid, and is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis although retrospective application is permitted. The Company is currently evaluating the effects of this pronouncement on its financial statements and disclosures.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of September 30, 2025. Based on this evaluation, our chief executive officer and chief financial officer have concluded such controls and procedures were not effective as of September 30, 2025 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In relation to the convertible promissory note issue on February 19, 2025, refer to Note 6, the note grants the note holder a warrant of 50,000,000, fair valued in the amount of $9,824.

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

ITEM 6. EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock, as filed with Delaware Secretary of State on February 27, 2026 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2026).
3.2	Certificate of Correction, filed with Delaware Secretary of State on September 25, 2025, to Certificate of Amendment dated December 19, 2018 (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on March 30, 2026).
10.1	Asset Purchase Agreement, dated as of July 1, 2025, by and among GES Acquisition Corp., Global Arena Holding, Inc., Global Election Services, Inc., Global Election Services Holding LLC, and Easterly CV VI LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 8, 2025).
10.2	Amendment No. 1 to Asset Purchase Agreement, dated as of August 29, 2025, by and among GES Acquisition Corp., Global Arena Holding, Inc., Global Election Services, Inc., Global Election Services Holding LLC, and Easterly CV VI LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 5, 2025).
10.3	Asset Purchase Agreement, dated as of February 26, 2026, by and among the registrant, Global Election Services, Inc., GES Acquisition Corp., and Easterly CV VI LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2026).
10.4	Termination of Asset Purchase Agreement, dated as of February 25, 2026, by and among the registrant, GES Acquisition Corp., Global Election Services, Inc., Global Election Services Holding LLC, and Easterly CV VI LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on March 3, 2026).
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith.

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

