Form 10-K
period 2025-12-31
Global Arena Holding, Inc.
filed 2026-08-11
CIK 1138724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

As of August 11, 2026, the number of shares of the registrant’s common stock, par value $0.001, outstanding was 1,695,351,226.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Global Arena Holding, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2025

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K for the year ended December 31, 2025 may constitute “forward-looking” statements. All statements, other than statements of historical facts, included herein and public statements by our officers or representatives, that address activities, events or developments that our management expects or anticipates will or may occur in the future are forward-looking statements, including but not limited to such things as future business strategy, plans and goals, competitive strengths and expansion and growth of our business. The words “estimate,” “plan,” “anticipate,” “expect,” “intend,” “believe,” “target,” “budget,” “may,” “can,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to” and similar words or expressions, or negatives of these terms or other variations of these terms or comparable language or any discussion of strategy or intention identify forward-looking statements. Forward-looking statements address activities, events or developments that we expect or anticipates will or may occur in the future and are based on current expectations and assumptions.

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

PART I

ITEM 1. BUSINESS

Global Arena Holding, Inc. (“GAHI”) was formed in February 2009, in the state of Delaware. GAHI and its subsidiaries (collectively, the “Company”) is organized as a holding company. We became public on 2011, when we completed a reverse merger with China Stationery and Office Supply, Inc., an OTC Bulletin Board company. We were previously a financial services firm and are currently focusing on the businesses detailed below.

Global Election Services

Global Election Services, Inc. (“GES”) is a wholly owned subsidiary of the Company, formed on February 25, 2015, that provides comprehensive technology-enabled paper absentee/mail ballot and internet election services to organizations such as craft and trade organizations, labor unions, political parties, co-operatives and housing organizations, associations and professional societies, universities, and political organizations. GES has developed proprietary election software for a data storage and retrieval registration system to determine voter eligibility and prevent duplicate votes with In-Person digital signature capture, as well as proprietary election software for scanning/tabulation utilizing advanced OMR/OCR/Barcode imaging software featuring de-skewing, de-speckling, and image correction. The hardware includes high speed optical scanners that are hard lined to a computer with all Wi-Fi disabled so the entire tabulation process occurs offline, eliminating the opportunity for hacking. This system provides three types of audit capabilities.

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

Fortis Industria, LLC

On January 26, 2023, we filed Articles of Organization with the State of Nevada to create a limited liability company called Fortis Industria, LLC (“Fortis”). We own 90% of the member interests. John S. Matthews, an officer and director of GAHI, owns 5% of the member interests. Fortis has been dormant since 2025.

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

ITEM 1A. RISK FACTORS

You should carefully review and consider the following risk factors and the other information contained in this Annual Report on Form 10-K for the year ended December 31, 2025. Investing in our common shares is speculative and involves a high degree of risk. We may face additional risks and uncertainties that are not presently known, or that are currently deemed immaterial, which may also impair our business or financial condition. If any of those risks actually occur, the business, financial condition, and results of operations would suffer. The risks discussed below also include forward-looking statements, and actual results may differ substantially from those discussed in these forward-looking statements. See also “Cautionary Statement Regarding Forward-Looking Statements” in this Annual Report. The following discussion should be read in conjunction with the Financial Statements and Notes.

The pending sale of substantially all of the operating assets of our subsidiary has certain risks.

On February 26, 2026, we entered into an Asset Purchase Agreement (the “2026 Easterly APA”) with GES, GES Acquisition Corp. and Easterly, pursuant to which GES Acquisition Corp. agreed to acquire substantially all of the operating assets of our wholly owned subsidiary, GES, relating to its U.S. technology-enabled absentee paper ballot, mail ballot, and online election services business (the “GES Business”). We do not intend to continue operating the GES Business following the closing of the transaction. As a result, upon completion of the transaction, our future operations and financial condition will be entirely dependent on the net proceeds from the sale, our ability to manage retained assets and liabilities, and our success in identifying and pursuing new business opportunities, if any.

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

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.”

There are risks related to indemnification and post-closing obligations following the sale of the GES Business.

Under the 2026 Easterly APA, we and GES have agreed to indemnify GES Acquisition Corp. and Easterly for certain liabilities, including those related to excluded assets and liabilities and breaches of our representations, warranties, or covenants. These indemnification obligations are subject to specified thresholds and caps, including a $100,000 minimum claims threshold and an aggregate cap of $1.375 million for non-fraud claims, but could nevertheless result in material payments by us.

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

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.”

If or when the 2026 Easterly APA closes, we will not continue operations of the GES business.

Following the completion of the sale, we will retain certain excluded assets and liabilities, including pre-closing tax obligations, retained benefit plans and employment agreements, contracts not assigned to the buyer, and any liabilities arising prior to the effective time of the 2026 Easterly APA. These retained liabilities may require us to expend a portion of the sale proceeds or other resources, reducing the funds available for other uses.

The value of the consideration we expect to receive—comprising $2.4 million in cash at closing (a portion of which will be used to satisfy transaction expenses and repay debt), 2,571,428 shares of GES Acquisition Corp. common stock, and the forgiveness of $1.92 million of debt owed to Easterly in connection with Easterly’s purchase of shares of GES Acquisition Corp. Series A preferred stock—may be less than anticipated or may not be readily convertible into cash. The value of any equity consideration will depend on the future performance of GES Acquisition Corp., which is uncertain and outside our control.

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

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.”

You could lose your entire investment.

Our securities are highly speculative, involve a high degree of risk and should not be purchased by any person who cannot afford the loss of the entire investment.

Our auditors have raised substantial doubt about our ability to continue as a going concern, which doubt has not been alleviated, and we may be forced to curtail, liquidate, or dissolve our operations if we fail to obtain additional financing or consummate pending transactions.

Our independent registered public accounting firm has issued an explanatory paragraph in its audit report expressing substantial doubt about our ability to continue as a going concern, and management’s plans have not alleviated this substantial doubt.

As disclosed in Note 1 to our consolidated financial statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have incurred recurring net losses and negative cash flows from operations since inception. As of December 31, 2025, we had an accumulated deficit of $34,781,683, a working capital deficit of $12,216,224, limited liquidity, and were in default on certain of our debt obligations totaling $6,038,806.

Our continued operations are entirely dependent upon our ability to secure additional debt or equity financing, obtain alternative capital, or acquire/develop a business that generates positive operational cash flow. Management is actively seeking additional capital resources and exploring strategic alternatives. However, we cannot assure you that we will be successful in obtaining adequate financing on acceptable terms, or at all.

In addition, we are currently pursuing the sale of GES. There can be no assurance that the GES sale will close in a timely manner, on favorable terms, or at all. Even if the GES sale is completed, the proceeds generated may be insufficient to fund our ongoing working capital requirements or satisfy our outstanding obligations (including defaulted debt). If we are unable to obtain sufficient additional financing, complete the GES sale on acceptable terms, or achieve positive operating cash flows, we will be unable to fund our operations or meet our debt service requirements. In such an event, we will be forced to significantly curtail or cease our operations, restructure or default on our obligations, file for bankruptcy protection, or undergo liquidation or dissolution, which could result in a complete loss of investment for our stockholders.

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

ITEM 2. PROPERTIES

Our corporate address is 1159 2nd Avenue, Ste. 454, New York, New York 10065. During the years ended December 31, 2025 and 2024, the Company paid $20,442 and $13,434 for all office, storage, and other expenses, respectively.

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

Year Ended December 31, 2025	High	Low
Quarter ended 3/31/25	$0.0002	$0.0002
Quarter ended 6/30/25	$0.0001	$0.0001
Quarter ended 9/30/25	$0.0001	$0.0001
Quarter ended 12/31/25	$0.0001	$0.0001

Year Ended December 31, 2024	High	Low
Quarter ended 3/31/24	$0.0006	$0.0002
Quarter ended 6/30/24	$0.0004	$0.0002
Quarter ended 9/30/24	$0.0004	$0.0001
Quarter ended 12/31/24	$0.0003	$0.0001

Holders. As of August 11, 2026, there were approximately 174 shareholders of record of our common stock.

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

During the year ended December 31, 2025, the Company did not issue any shares. During the year ended December 31, 2024, we issued:

●	446,986,419 shares of common stock for conversion of $125,805 of convertible notes and $7,968 of accrued interest.

A summary of warrant activity is presented below:

	Number of Warrants	Exercise Price ($)	Contractual Life (in years)	Intrinsic Value ($)
Outstanding, December 31, 2023	1,045,226,190	0.003	1.40	-
Granted	150,000,000	0.001
Exercised	-
Forfeited/Canceled	(51,142,857)	0.001
Outstanding, December 31, 2024	1,144,083,333	0.001	1.95	-
Granted	50,000,000	0.001
Exercised	-
Forfeited/Canceled	(39,500,000)	0.001
Outstanding, December 31, 2025	1,154,583,333	0.001	1.79	-
Exercisable, December 31, 2025	1,154,583,333	0.001	1.79	-

During the year ended December 31, 2025, we issued a total of 50,000,000 warrants in connection with the legal settlement relating to Civil Action No. 1:23-cv-03591. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

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

Recent Developments

In an attempt to retain and grow stockholder value, we have continually attempted to raise capital through equity and debt offerings and have explored a sale of GES. For additional information, see Note 12  to the Company’s consolidated financial statements for the year ended December 31, 2025, included elsewhere in this Annual Report on Form 10-K.

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

Trends and Uncertainties

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company has generated recurring losses from operations and cash flow deficits from operations since inception and has had to continually borrow to continue operating. In addition, certain of the Company’s debt was in default as of December 31, 2025. Management has concluded that substantial doubt about the Company’s ability to continue as a going concern exists and has not been alleviated.

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

Liquidity and Capital Resources

As of December 31, 2025, we had cash and cash equivalents of $83,080, compared to $13,415 as of December 31, 2024. We have an accumulated deficit of $34,781,683 and a working capital deficit of $12,216,224. Our ability to continue as a going concern depends upon whether we can ultimately attain profitable operations, generate sufficient cash flow to meet our obligations, and obtain additional financing as needed.

We expect our primary cash requirements during the twelve months following the issuance date of these financial statements to consist primarily of professional service fees, including legal, accounting, and audit costs. Based on our current operating plan, we estimate that approximately $285,000 of cash will be required to fund these operating expenses and support our ongoing operations during the next twelve months.

Debt Obligations and Settlement Liabilities

As of December 31, 2025, the Company had outstanding indebtedness of $6,310,551, of which $6,310,551 is due within the next twelve months. The principal debt obligations consist of:

Convertible promissory notes issued to a third-party investor: Outstanding balances totaled $5,909,506, of which $5,659,506 was in default as of December 31, 2025. The remaining $250,000 is scheduled to mature during the second quarter of 2026.

Promissory notes issued to a third-party investor: Outstanding balances totaled $401,050, of which $379,300 was in default as of December 31, 2025. The remaining $21,750 is scheduled to mature during the first quarter of 2026 and is expected to be repaid upon maturity.

Management expects to fund its anticipated cash requirements through a combination of:

●	Existing cash on hand of $83,080;
●	Potential proceeds from the sale of GES for the proceeds of $2,400,000: The Company expects to receive gross proceeds of approximately $2,400,000 from the proposed sale of GES. Management intends to use approximately $1,719,922 of the proceeds to repay certain outstanding debt obligations, consisting of $1,158,017 of principal and $561,905 of accrued interest.
●	Subsequent to December 31, 2025, the Company received $1,247,965 in financing and advances from lenders and investors. Management expects to use these proceeds primarily for working capital, payment of operating expenses, and the settlement of outstanding obligations.

Preferred A Share issuance

●	Issuance of Preferred A Shares to Non-Affiliated Investors and Lenders: The Company plans to issue shares of Series A Preferred Stock to certain non-affiliated investors and lenders in exchange for the settlement of $1,881,183 of outstanding principal and $1,457,736 of accrued interest. In connection with the transaction, the investors and lenders also agreed to forgive $1,683,903 of additional outstanding indebtedness.
●	Issuance of Preferred A Shares to Settle Debt: The Company plans to shares of Series A Preferred Stock to settle $3,066,000 of outstanding principal and $187,773 of accrued interest owed to certain noteholders.

Potential Sale of GES

The Company is evaluating the potential sale of GES. If completed, management estimates that the transaction could generate gross proceeds of approximately $2,400,000, although there can be no assurance that the transaction will be consummated or that proceeds will be realized in the anticipated amount or timeframe. Any proceeds received are expected to be used to fund working capital requirements, satisfy outstanding liabilities, and support ongoing operations.

Sufficiency of Capital Resources and Going Concern Considerations

Management believes that existing cash resources, financing and advances received subsequent to year end, anticipated debt settlement transactions, and the potential sale of GES will not be sufficient to satisfy the Company’s obligations and anticipated cash requirements for at least the next twelve months from the issuance date of these financial statements.

As of December 31, 2025, the Company had cash and cash equivalents of $83,080 and outstanding indebtedness of $6,310,551, substantially all of which was due within the next twelve months and primarily in default. Subsequent to year end, the Company received $1,247,965 in financing and advances and is pursuing debt settlement transactions through the issuance of Series A Preferred Stock, which would significantly reduce outstanding indebtedness. In addition, the Company is evaluating the potential sale of GES, which is expected to generate gross proceeds of approximately $2.4 million, a portion of which is expected to be used to repay outstanding debt obligations.

After giving effect to the subsequent financing received, the anticipated debt settlement and forgiveness transactions, and the estimated proceeds from the potential sale of GES, management estimates that approximately $1.0 million of the debt obligations will remain during the next twelve months. As a result, the Company will need to obtain additional capital through equity financings, debt financings, or other strategic transactions to satisfy its remaining debt obligations and fund operations.

There can be no assurance that the proposed debt settlements, the sale of GES, or additional financing will be completed on acceptable terms, or at all. Accordingly, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

For the year ended December 31, 2025, we recorded net loss of $1,274,813. We recorded an amortization of debt discount of $89,486, a change in fair value of derivative liability of $8,724 and issued a warrant fair valued at $ 9,824. We had an decrease in accounts payable of $24,927 and increase in accrued expenses of $683,903. As a result, we had net cash used in operating activities of $523,739 for the year ended December 31, 2025.

For the year ended December 31, 2025, we invested $13,687 to finalize the acquisition of election service solutions and enhanced our software in the amount of $258,490. As a result, we had net cash used in investing activities of $272,177.

For the year ended December 31, 2025, we received $1,555,000 as proceeds from the issuance of convertible promissory notes payable and $90,250 proceeds from notes payable and repaid $547,250 of convertible promissory and repaid $232,419 to note payable and received an investment from a director of $nil resulting in net cash provided by financing activities of $865,581.

Subsequent to December 31, 2025, the Company received aggregate advances of approximately $1,247,965 from non-affiliated investors and lenders to support its liquidity requirements.

The advances consist of the following:

●	On March 3, 2026, GES entered into a loan agreement with a non-affiliate investor in the amount of $70,000 with an original issuance discount of $22,000. Pursuant to the terms of the loan agreement, GES agreed to repay the loan in weekly payments of $2,500. As of August 11, 2026, the remaining balance under the loan agreement was $17,500.
●	On March 25, 2026, GES received $22,000 with an original issuance discount of $2,000 from the issuance of a Convertible Promissory Note with a non-affiliated investor. The Note bears 10% interest and matures on October 15, 2026.
●	On March 31, 2026, GES received $16,800 with an original issuance discount of $1,800 from the issuance of a Convertible Promissory Note with a non-affiliated investor. The Note bears 10% interest and matures on October 15, 2026.
●	On June 16, 2026, GES entered into a loan agreement with a non-affiliate investor in the amount of $28,000 with an original issuance discount of $9,035. Pursuant to the terms of the loan agreement, GES agreed to repay the loan in weekly payments of $1,000. As of June 30, 2026, the remaining balance under the loan agreement was $25,000.

Easterly Advances

●	On March 19, 2026, GES received a cash advance from Easterly in the amount of $25,000.

●	On March 26, 2026, GES received a cash advance from Easterly in the amount of $111,000.

●	On March 27, 2026, GES received a cash advance from Easterly in the amount of $50,000.

●	On April 8, 2026, GES received a cash advance from Easterly in the amount of $60,000.

●	On April 14, 2026, GES received a cash advance from Easterly in the amount of $50,000.

●	On April 29, 2026, GES received a cash advance from Easterly in the amount of $50,000.

●	On May 15, 2026, GES received a cash advance from Easterly in the amount of $100,000.

●	On June 17, 2026, GES received a cash advance from Easterly in the amount of $350,000.

●	On June 29, 2026, GES received a cash advance from Easterly in the amount of $350,000.

Management’s plans are intended to allow the Company to continue operations and further advance its acquisition plans. However, management cannot give assurance that such plans will be implemented, will mitigate the conditions giving rise to substantial doubt, or will be successful in the near term or on terms advantageous to us, or at all. Should we not be successful in our business plans or obtain additional financing, we would need to curtail certain or all of our operating activities.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve our operating results.

Results of continued operations for the Year ended December 31, 2025 compared to the Year ended December 31, 2024.

Total Operating Expenses. Total operating expenses for the Year ended December 31, 2025 were $338,779, compared to $286,248 for the Year ended December 31, 2024, representing an increase of $52,531, or 18%, principally due to reasons discussed below.

●	Salaries and Benefits. Salaries and benefits expense totaled $170,008 for the year ended December 31, 2025, compared to $117,514 for the year ended December 31, 2024, representing an increase of $52,494, or 45%. The increase was primarily attributable to changes in director compensation implemented during the fourth quarter of 2024 in accordance with amended employment agreements, which continued throughout the year ended December 31, 2025. By comparison, salaries and benefits expense for the year ended December 31, 2024, reflected a period of lower director compensation.

●	Marketing and Advertising. For the Year ended December 31, 2025, we incurred marketing and advertising expenses of $nil, compared to $38,388 for the Year ended December 31, 2024, representing a decrease of $38,388, or 100%. The decrease was primarily attributable to the intention to end its operations upon the closing of the Easterly deal.

●	Professional Fees. Professional fees for the Year ended December 31, 2025, totaled $168,469, compared to $120,620 for the Year ended December 31, 2024, representing an increase of $47,849, or 40%. The increase was primarily attributable to the cost increase incurred from accounting and auditing service provided during the year ended December 31, 2025.

●	General and Administrative. For the Year ended December 31, 2025, we incurred general and administrative expenses of $302, compared to $9,726 for the Year ended December 31, 2024, representing an increase of $9,424, or 97%. The decrease was primarily attributable to lower administrative incurred during 2025 compared to the prior year.

Net Loss from continued operations. Net loss for the Year ended December 31, 2025 and 2024 was $1,077,115 and $1,059,440, respectively. The increase in net loss of $17,675, or 2%, was due primarily to the reasons stated above.

Results of discontinued operations for the Year ended December 31, 2025 compared to the Year ended December 31, 2024.

Revenues. Revenues for the Year ended December 31, 2025 were $1,930,622, compared to $1,273,504 for the Year ended December 31, 2024, representing an increase of $657,118, or 52%. The majority of our clients hold elections on a three-Year cycle. This increase in revenues was due primarily to more elections held during the Year ended December 31, 2025 as compared to the Year ended December 31, 2024.

Total Operating Expenses. Total operating expenses for the Year ended December 31, 2025 were $2,128,320, compared to $1,222,626 for the Year ended December 31, 2024, representing an increase of $905,694, or 74%, principally due to reasons discussed below.

●	Salaries and Benefits. Salaries and benefits expense totaled $556,015 for the year ended December 31, 2025, compared to $297,151 for the year ended December 31, 2024, representing an increase of $258,864, or 87%. The increase was primarily attributable to changes in director compensation implemented during the fourth quarter of 2024 in accordance with amended employment agreements, which continued throughout the year ended December 31, 2025. By comparison, salaries and benefits expense for the year ended December 31, 2024, reflected a period of lower director compensation.

●	Marketing and Advertising. For the Year ended December 31, 2025, we incurred marketing and advertising expenses of $192,852, compared to $151,209 for the Year ended December 31, 2024, representing a decrease of $41,643, or 28%. The increase was primarily attributable to modestly higher marketing spent and promotion aimed at supporting the ongoing special elections efforts in 2025.

●	Software and Development. We incurred software development expenses of $20,527 in the Year ended December 31, 2025, compared to $7,586 in the Year ended December 31, 2025, representing an increase of $12,941, or 171%. The increase was primarily attributable to costs associated with maintaining our platform.

●

Professional Fees. Professional fees for the Year ended December 31, 2025, totaled $349,309, compared to $183,512 for the Year ended December 31, 2024, representing an increase of $165,797, or 79%. This increase was primarily due to an increase in accounting and legal service fees during the Year ended December 31, 2025, compared to the Year ended December 31, 2024, primarily attributable to Legal costs associated with the subsequent acquisition of GES.

●

General and Administrative. For the Year ended December 31, 2025, we incurred general and administrative expenses of $347,336, compared to $178,701 for the Year ended December 31, 2024, representing an increase of $168,635, or 94%. The increase relates to expenses incurred as a result of the hiring of additional staff to assist with the special elections held during the Year ended December 31, 2025.

●	Printing. We incurred printing costs of $662,281 in the Year ended December 31, 2025, compared to $404,467 in the Year ended December 31, 2024, representing a decrease of $257,814, or 64%. The increase relates to expenses incurred in connection with the special elections held during the Year ended December 31, 2025.

Net Loss(income)from discontinued operation. Net loss for the Year ended December 31, 2025 was $197,698 and net income for the year ended December 31, 2024 was $50,878. The increase in net loss of $248,576, or 489%, was due primarily to the reasons stated above.

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

Newport Beach, CA 92663

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Global Arena Holding, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Arena Holding, Inc. and Subsidiaries (“the Company”) as of December 31, 2025, and 2024, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has generated recurring losses from operations and negative cash flows from operations, has an accumulated deficit, limited liquidity, and certain debt obligations were in default as of December 31, 2025. Management has concluded that these conditions raise substantial doubt about the Company’s ability to continue as a going concern, and such substantial doubt has not been alleviated. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex auditor judgment. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern

As described in Note 1 to the consolidated financial statements, the Company has generated recurring losses from operations and cash flow deficits from operations since inception, has had to continually borrow to continue operating, has limited liquidity, and certain of the Company’s debt was in default as of December 31, 2025. Management has concluded that these conditions raise substantial doubt about the Company’s ability to continue as a going concern, and such substantial doubt has not been alleviated. The Company’s continued operations are dependent upon its ability to raise additional capital, obtain additional financing, complete debt settlement or other strategic transactions, and/or acquire or develop a business that generates sufficient positive cash flows from operations.

We identified the Company’s ability to continue as a going concern as a critical audit matter because evaluating management’s going-concern assessment involved especially challenging auditor judgment. In particular, the evaluation required assessing the reasonableness of management’s cash-flow assumptions, the Company’s ability to raise additional capital or obtain additional financing, the status and impact of debt defaults, the support for management’s planned financing, debt settlement, and strategic transactions, and whether management’s plans and related uncertainties were appropriately reflected in the consolidated financial statement disclosures.

Our audit procedures related to management’s going-concern assessment included, among others, evaluating management’s cash-flow forecast, testing the mathematical accuracy of the forecast, comparing forecast assumptions to historical results and subsequent-period activity, evaluating the Company’s debt obligations and default status, inspecting evidence related to financing arrangements and subsequent capital-raising activities, evaluating evidence related to debt settlement and other strategic plans, considering positive and negative evidence impacting management’s plans, and assessing whether the disclosures in Note 1 were consistent with the audit evidence obtained.

/s/ Raul Carrega

Raul Carrega, CPA

We have served as the Company’s auditor since 2017.

Newport Beach, CA

August 11, 2026

PCAOB # 1939

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Audited)

	December 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$83,080	$13,415

Total current assets	83,080	13,415

Equity Investments	705,000	705,000
Assets held for sale	323,163	52,498
TOTAL ASSETS	1,111,243	770,913

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$412,656	$437,583
Accrued expenses	5,565,922	4,882,019
Convertible promissory notes payable, net of debt discount of $1,905 and $26,390, respectively	5,907,601	4,857,865
Promissory notes payable	401,050	495,719
Derivative liability	12,075	20,799
Total current liabilities	12,299,304	10,693,985

STOCKHOLDERS’ DEFICIT
Global Arena Holding, Inc.
Preferred stock, $0.001 par value per share; 2,000,000 shares authorized;
Series B preferred stock; 250,000 shares authorized; 49,202 and 49,202 issued and outstanding, respectively	49	49
Series C preferred stock; 750,000 shares authorized 480,000 and 480,000 issued and outstanding, respectively	480	480
Common stock, $0.001 par value per share; 4,000,000,000 shares authorized; 1,695,351,226 and 1,695,351,226 shares issued and outstanding, respectively	1,695,351	1,695,351
Additional paid-in capital	21,920,784	21,910,960
Accumulated deficit	(34,781,683)	(33,506,870)
Total Global Arena Holding, Inc. stockholders’ deficit	(11,165,019)	(9,900,030)
Noncontrolling interest	(23,042)	(23,042)
Total stockholders’ deficit	(11,188,061)	(9,923,072)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,111,243	$770,913

The accompanying notes are an integral part of these consolidated financial statements

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Audited)

	Years Ended December 31,
	2025	2024
Operating expenses:
Salaries and benefits	170,008	117,514
Marketing and advertising	-	38,388
Professional fees	168,469	120,620
General and administrative	302	9,726
Total operating expenses	338,779	286,248
Loss from continuing operations	(338,779)	(286,248)
Other expenses:
Interest expense and financing costs	(739,460)	(842,201)

Other income (expense)	(7,600)	3,500
Litigation fee	-	(85,211)
Gain on settlement of debt	-	162,381
Change in fair value of derivative liability	8,724	(11,661)
Total other expenses	(738,336)	(773,192)

Loss from continuing operations before income taxes	(1,077,115)	(1,059,440)

Provision for income taxes	-	-

Income(Loss) from discontinued operations, net of income taxes	(197,698)	50,878

Net Loss	(1,274,813)	(1,008,562)

Net loss attributed to noncontrolling interest	-	-

Net loss attributed to Global Arena Holding, Inc.	$(1,274,813)	$(1,008,562)

Weighted average shares outstanding - basic and diluted	1,695,351,226	1,521,829,368

Continuing operations	(0.00)	(0.00)
Discontinued operations	(0.00)	0.00
Loss per share - basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Audited)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Global Stockholders’	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance, December 31, 2024	49,202	$49	480,000	$480	1,695,351,226	$1,695,351	$21,910,960	$(33,506,870)	$(9,900,030)	$(23,042)	$(9,923,072)
Allocated value of warrants	-	-	-	-	-	-	9,824	-	9,824	-	9,824
Net loss	-	-	-	-	-	-	-	(1,274,813)	(1,274,813)	-	(1,274,813)
Balance, December 31, 2025	49,202	$49	480,000	$480	1,695,351,226	$1,695,351	$21,920,784	$(34,781,683)	$(11,165,019)	$(23,042)	$(11,188,061)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Global Stockholders’	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance, December 31, 2023	49,202	$49	480,000	$480	1,221,223,807	$1,221,223	$22,195,411	$(32,498,308)	$(9,081,145)	$(23,042)	$(9,104,187)
Issuance of common stock for convertible debt and accrued interest	-	-	-	-	474,127,419	474,128	(333,355)	-	140,773	-	140,773
Allocated value of warrants	-	-	-	-	-	-	44,904	-	44,904	-	44,904
Investment from Director	-	-	-	-	-	-	4,000	-	4,000	-	4,000
Net loss	-	-	-	-	-	-	-	(1,008,562)	(1,008,562)	-	(1,008,562)
Balance, December 31, 2024	49,202	$49	480,000	$480	1,695,351,226	$1,695,351	$21,910,960	$(33,506,870)	$(9,900,030)	$(23,042)	$(9,923,072)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Audited)

	Years Ended December 31,
	2025	2024
OPERATING ACTIVITIES:
Net loss	$(1,274,813)	$(1,008,562)
Net income(loss) from discontinued operation	(197,698)	50,878
Net loss from continuing operation	(1,077,115)	(1,059,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	89,486	121,257
Change in fair value of derivative liability	(8,724)	11,661
Non-cash expense associated with warrant	9,824	44,904
Change in assets and liabilities:
Accounts payable	(24,927)	94,211
Accrued expenses	683,903	355,506
Net cash used continuing operations	(327,553)	(431,901)
Net cash used in by discontinued operations	(196,186)	50,878
Net cash used in operating activities	$(523,739)	$(381,023)

INVESTING ACTIVITIES:
Election Hardware	(13,687)	-
Equity investment	-	(138,850)
Internal use software	(258,490)	(52,498)
Net cash used continuing operations	-	(138,850)
Net cash used in by discontinued operations	(272,177)	(52,498)
Net cash used in investing activities	$(272,177)	$(191,348)

FINANCING ACTIVITIES:
Proceeds from convertible promissory notes payable	1,555,000	934,850
Proceeds from promissory notes payable	90,250	369,130
Repayment of convertible promissory notes payable	(547,250)	(389,251)
Repayment of promissory notes payable	(232,419)	(354,535)
Investment from director	-	4,000
Net cash provided by continuing operations	865,581	553,774
Net cash provided by discontinued operations	-	10,420
Net cash provided by financing activities	$865,581	$564,194

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	13,415	21,592
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	538,028	(16,977)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM DISCONTINUED OPERATIONS	(468,363)	8,800
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$83,080	$13,415

CASH PAID FOR:
Interest	$-	$16,542
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Allocated value of warrants and beneficial conversion features related to debt	$9,824	$44,904
Debt converted to common stock	$-	$140,773
Original issuance discount	$65,000	$122,792

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

On March 25, 2021, the Company entered into a second amended purchase agreement (“APA”) with Election Services Solutions, LLC (“Election Services Solutions”). Under the APA, the Company agreed to purchase 100% of the assets of Election Services Solutions for a purchase price of $650,000, of which $511,150 has already been paid, and to issue 40,000,000 common shares to purchase these assets under the APA. GES derives over 80% of its business from Election Services Solutions. On August 2, 2024, the Company issued a convertible promissory note in favor of the former owner of Elections Services Solutions to finalize the purchase of GES. The note has a principal amount of $138,850, bears interest at a rate of 12% per annum and was due on October 15, 2025. As of December 31, 2025, the Company had repaid $10,000 of principal under the note, with an outstanding balance of $128,850.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company has generated recurring losses from operations and cash flow deficits from operations since inception and has had to continually borrow to continue operating. In addition, certain of the Company’s debt was in default as of December 31, 2025. Management has concluded that substantial doubt about the Company’s ability to continue as a going concern exists and has not been alleviated.

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

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

	December 31,
	2025	2024
Warrants	1,154,583,333	1,144,083,333
Convertible notes	1,027,991,203	1,240,658,281
Total	2,182,574,536	2,384,741,614

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

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table presents the Company’s assets and liabilities required to be reflected within the fair value hierarchy as of December 31, 2025 and 2024.

	Fair Value
	As of	Fair Value Measurements at
Description	December 31, 2025	December 31, 2025 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liabilities	$12,075	$-	$12,075	$-

Total	$12,075	$-	$12,075	$-

	Fair Value
	As of	Fair Value Measurements at
Description	December 31, 2024	December 31, 2024 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liabilities	$20,799	$-	$20,799	$-

Total	$20,799	$-	$20,799	$-

The Company measures its derivative liabilities at fair value on a recurring basis in accordance with the fair value hierarchy established by U.S. GAAP. Fair value is determined by using valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company’s derivative liabilities are classified within Level 2 of the fair value hierarchy because their fair values are determined using valuation models that incorporate observable market inputs, including the Company’s stock price and other market-based assumptions,

Income Taxes

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 3 – EQUITY INVESTMENTS

On March 25, 2021, the Company entered into the APA with Election Services Solutions. Under the APA, the Company agreed to purchase 100% of the assets of Election Services Solutions for a purchase price of $650,000, of which $511,150 has already been paid, and to issue 40,000,000 common shares to purchase these assets under the APA. GES derives over 80% of its business from Election Services Solutions. On August 2, 2024, the Company issued a convertible promissory note in favor of the former owner of Elections Services Solutions to GES. The note, in the principal amount of $138,850, bears interest at a rate of 12% per annum and was due on October 15, 2025. As of December 31, 2025, the Company had repaid $10,000 of principal under the note, with an outstanding balance of $128,850.

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

NOTE 4 - ACCRUED EXPENSES

Accrued expenses at December 31, 2025 and 2024 consisted of the following:

	December 31,	December 31,
	2025	2024
Accrued interest	$4,109,258	$3,655,006
Accrued compensation	$1,419,994	1,190,343
Other accrued expenses	$36,670	36,670
	$5,565,922	$4,882,019

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 5 - PROMISSORY NOTES PAYABLE

In March 2014, the Company issued two promissory notes for a total of $230,000. The interest rate is the short-term applicable federal rate as determined by the Internal Revenue Service for the calendar month plus 10%. As of December 31, 2025, the balance on the note was $204,300.

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

On June 13, 2024, Global Election Services, Inc. issued a Promissory Note to a non-affiliate investor for $75,000 as part of a 90 Day Secured Loan 10% coupon, convertible at an $8 million valuation, with a maturity date of October 15, 2025. As of December 31, 2025, the balance on the note was $75,000.

On November 21, 2024, Global Election Services, Inc. entered into a Loan agreement with a non-affiliate investor for the amount of $71,250. The company will repay the Loan in weekly payments of $2,850. The loan has been paid off as of June 30, 2025.

On June 4, 2025, the Company issued a non-interest-bearing promissory note in favor of a non-affiliate investor in the principal amount of $87,000. Pursuant to the terms of the promissory note, the Company agreed to make 28 weekly payments in the amount of $3,107 to the investor. There is no pre-payment penalty. The loan has been paid off as of December 31, 2025.

On September 5, 2025, the Company issued a non-interest-bearing promissory note in favor of a non-affiliate investor in the principal amount of $50,750. Pursuant to the terms of the promissory note, the Company agreed to make 28 weekly payments in the amount of $1,813 to the investor. There is no pre-payment penalty. As of December 31, 2025, the outstanding principal balance of the promissory note was $21,750.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 6 - CONVERTIBLE PROMISSORY NOTES PAYABLE

On March 10, 2023, Global Election Services issued a convertible note to a non-affiliate investor for a secured Original Discount Convertible Promissory Note with an investor for the amount of $32,500. The note bears 12% interest and can convert at a $5,000,000 valuation, with a maturity of October 15, 2025. As of December 31, 2025, the balance on the note was $25,500.

On April 11, 2023, Global Election Services, Inc. issued a convertible promissory note to a non-affiliate investor in the principal amount of $15,000. The note bears 12% interest and matured on October 15, 2025. The note can be converted into the Company’s common stock at a $5,000,000 valuation. As of December 31, 2025, the balance on the note was $15,000.

On May 18, 2023, the Company issued an unsecured Convertible Promissory Note to a non-affiliate investor in the principal amount of $20,000. The note bears 12% interest and matured on December 31, 2025. The note can be converted to the Company’s common stock at $0.001 per share. As of December 31, 2025, the balance on the note was $20,000.

On June 6, 2023, Global Election Services, Inc. issued an unsecured convertible promissory note of $20,000 to a non-affiliate investor. The note bears 12% interest and matured on October 15, 2025. The note can be converted into the Company’s common stock at $0.40 per share. The remaining balance was $5,000 as of December 31, 2025.

On June 7, 2023, Global Election Services, Inc. issued an unsecured convertible promissory note to a non-affiliate investor of $10,000. The note bears 12% interest and matured on October 15, 2025. The note can be converted into the Company’s common stock at $0.40 per share. As of December 31, 2025, the balance on the note was $10,000.

On June 14, 2023, Global Election Services, Inc. issued an unsecured convertible promissory note to a non-affiliate investor for $30,000. The note bears 12% interest and matured on October 15, 2025. The note can be converted into the Company’s common stock at $0.40 per share. As of December 31, 2025, the balance on the note was $30,000.

On July 7, 2023, Global Election Services, Inc. issued a secured original convertible promissory note to a non-affiliate investor for $57,500, with an original discount amount of $7,500. The note bears 12% interest and matured on October 15, 2025. The note can be converted into the Company’s common stock at $0.40 per share. As of December 31, 2025, the balance on the note was $57,500.

On August 4, 2023, Global Election Services, Inc. issued a second original discount convertible promissory note to a non-affiliate investor for $30,000, with an original discount amount of $5,000. The Note bears 12% interest and matured on October 15, 2025. The Note can be converted into the Company’s common stock at $0.040 per share. The loan has been paid off as of Dec 31, 2024.

On September 15, 2023, Global Election Services, Inc. issued a secured Original Discount Convertible Promissory Note to a non-affiliate investor for $15,500, with an original discount amount of $5,000. The Note bears 12% interest and matured on October 15, 2025. The Note can be converted into the Company’s common stock at $0.040 per share. As of December 31, 2025, the balance on the note was $15,500.

On October 24, 2023, Global Election Services, Inc. issued a secured Original Discount Convertible Promissory Note to a non-affiliate investor for $25,000, with an original discount amount of $5,000. The Note bears 12% interest and matured on October 15, 2025. The Note can be converted into the Company’s common stock at $0.040 per share. As of December 31, 2025, the balance on the note was $25,000.

On December 6, 2023, Global Election Services, Inc. issued an unsecured Convertible Promissory Note to a non-affiliate investor of $10,000. The Note bears 12% interest and is convertible at a $12.5 million valuation and matured on October 15, 2025. As of December 31, 2025, the balance on the note was $10,000.

On December 12, 2023, Global Election Services Inc. issued an unsecured Convertible Promissory Note to a non-affiliate investor for $20,000. The Note bears 12% interest and is convertible at a $12.5 million valuation and matured on October 15, 2025. As of December 31, 2025, the balance on the note was $20,000.

On December 13, 2023, Global Election Services, Inc. issued an unsecured Convertible Promissory Note to a non-affiliate investor for $30,000. The Note bears 12% interest and is convertible at a $12.5 million valuation and matured on October 15, 2025. As of December 31, 2025, the balance on the note was $30,000.

On December 28, 2023, Global Election Services, Inc. issued an unsecured Convertible Promissory Note to a non-affiliate investor for $20,000. The Note bears 12% interest and is convertible at a $12.5 million valuation and matured on October 15, 2025. The loan has been paid off as of June 30, 2025.

On January 25, 2024, Global Election Services, Inc. issued a Convertible Promissory Note to a non-affiliate investor in the principal amount of $15,000 with an annual interest rate of 12% to a non-affiliate convertible at a $12.5 million valuation, with a maturity date of October 15, 2025. As of December 31, 2025, the balance on the note was $15,000.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 6 - CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

On February 7, 2024, Global Election Services, Inc. issued a Convertible Promissory Note to a non-affiliate investor in the principal amount of $15,000 with an annual interest of 12% to a non-affiliate at a $12.5 million valuation, with a maturity date of October 15, 2025. As of December 31, 2025, the balance on the note was $15,000.

On February 9, 2024, Global Election Services, Inc. issued a Convertible Promissory Note to a non-affiliate investor in the principal amount of $10,000 with an annual interest rate of 12% convertible at a $12.5 million valuation with a maturity date of October 15, 2025. As of December 31, 2025, the balance on the note was $10,000.

On March 15, 2024, Global Election Services, Inc. issued a Convertible Promissory Note to a non-affiliate investor in the principal amount of $20,000 with an annual interest rate of 12% and a maturity date of October 15, 2025. As of March 15, 2025, the Convertible Promissory Note has been paid back in full.

On July 19, 2024, Global Election Services, Inc. issued a Convertible Promissory Note to an affiliated investor in the principal amount of $25,000 with an annual interest rate of 12% with a maturity date of October 15, 2025. The loan has been paid off as of December 31, 2025.

On August 2, 2024, Global Election Services, Inc. issued a Convertible Promissory Note in the principal amount of $20,000 to a non-affiliate investor. The Note bears 12% interest and is convertible at $0.16 per share, and matured on October 15, 2025. As of December 31, 2025, the balance on the note was $10,000.

On August 2, 2024, in connection with the purchase of Election Services Solutions, the Company issued a convertible promissory note in favor of an investor to pay off the remaining balance of the investment. The note is in the principal amount of $138,850, bears 12% interest and matured on October 15, 2025. The note can be converted into the Company’s common stock at $0.16 per share. As of December 31, 2025, the outstanding principal balance of the promissory note was $128,850.

On October 2, 2024, the Company received $250,000 from the issuance of a Convertible Promissory Note to a non-affiliate investor. The Note bears 15% interest and matured on October 15, 2025. As of December 31, 2025, the balance on the note was $250,000.

On December 13, 2024, the Company received $100,000 from the issuance of a Convertible Promissory Note to a non-affiliate investor. The Note bears 15% interest and matured on October 15, 2025. As of December 31, 2025, the balance on the note was $100,000.

On December 19, 2024, the Company received $170,000 from the issuance of a Convertible Promissory Note to a non-affiliate investor. The Note bears 15% interest and matured on October 15, 2025. As of December 31, 2025, the balance on the note was $170,000.

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

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 6 - CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

On December 31, 2024, Global Election Services, Inc. issued a Convertible Promissory Note in the principal amount of $7,500 to a non-affiliate investor. The Note bears 12% interest, is convertible at a $9,375,000 valuation, and matures on October 15, 2025. This note was repaid in full on March 19, 2025.

On January 31, 2025, the Company received $200,000 from the issuance of a Convertible Promissory Note to a non-affiliated investor. The Note bears 12% interest and matured on October 15, 2025. As of December 31, 2025, the balance on the note was $200,000.

On February 19, 2025, Global Election Services, Inc. issued a Convertible Promissory Note in the principal amount of $115,000 with an OID of $15,000 to a non-affiliate. The Note bears 12% interest, is convertible at a $9,375,000 valuation and matured on October 15, 2025. As of December 31, 2025, the balance on the note was $115,000.

On March 10, 2025, Global Election Services, Inc. issued a Convertible Promissory Note in the principal amount of $7,500 to a non-affiliate. The Note bears 12% interest, is convertible at a $9,375,000 valuation and matured on October 15, 2025. As of March 19, 2025, Global Election Services, Inc. has repaid this note in full. This Note was repaid in full on April 24, 2025.

On March 12, 2025, Global Election Services, Inc. issued a Convertible Promissory Note in the principal amount of $22,500 to a non-affiliate. The Note bears 12% interest, is convertible at a $9,375,000 valuation and matured on October 15, 2025. As of December 31, 2025, the balance on the note was $25,000.

On March 12, 2025, Global Election Services, Inc. issued an Original Issue Discount Convertible Promissory Note in the principal amount of $27,500 with an OID of $2,500 to a non-affiliate. The Note bears 12% interest, is convertible at a $9,375,000 valuation and matured on October 15, 2025. As of December 31, 2025, the balance on the note was $27,500.

On April 21, 2025, the Company issued a convertible promissory note in the original principal amount of $400,000 in favor of a non-affiliated investor. The note bears 12% interest and matured on October 15, 2025. There is no pre-payment penalty. As of December 31, 2025, the outstanding principal balance of the promissory note was $400,000.

On June 30, 2025, the Company issued a convertible promissory note in the original principal amount of $400,000 in favor of a non-affiliated investor. The note bears 12% interest and matured on October 15, 2025. There is no pre-payment penalty. As of December 31, 2025, the outstanding principal balance of the promissory note was $400,000.

On August 22, 2025, the Company issued a convertible promissory note in the original principal amount of $150,000 in favor of a non-affiliated investor. The note bears 12% interest and matured on October 15, 2025. There is no pre-payment penalty. As of December 31, 2025, the outstanding principal balance of the promissory note was $150,000.

On October 29, 2025, the Company issued a convertible promissory note in the original principal amount of $100,000 in favor of a non-affiliated investor. The note bears 12% interest and matures on April 1, 2026. There is no pre-payment penalty. As of December 31, 2025, the outstanding principal balance of the promissory note was $100,000.

On December 1, 2025, the Company issued a convertible promissory note in the original principal amount of $150,000 in favor of a non-affiliated investor. The note bears 12% interest and matures on May 1, 2026. There is no pre-payment penalty. As of December 31, 2025, the outstanding principal balance of the promissory note was $150,000.

	December 31,	December 31,
	2025	2024
Convertible promissory notes with interest rates ranging from 10% to 12% per annum, convertible into common shares at a fixed price ranging from $0.001 to $0.03 per share. Maturity dates through December 31, 2025, as amended. ($4,392,049 in default)	$4,642,049	$3,577,044
Convertible promissory notes with interest rates ranging from 10% to 12% per annum, convertible into common shares at prices equal to 60% discount from the lowest trade price in the 20-25 trading days prior to conversion (as of December 31, 2025 the conversion price would be $0.001 per share). Maturity dates through December 31, 2025, as amended. ($190,784 in default)	190,784	190,784
Convertible promissory notes with interest at 12% per annum, convertible into common shares of GES. The maturity dates through December 31, 2025, as amended. ($1,076,673 in default)	1,076,673	1,116,427
Total convertible promissory notes payable	5,909,506	4,884,255
Unamortized debt discount	$(1,905)	(26,390)
Convertible promissory notes payable, net discount	$5,907,601	$4,857,865
Less current portion	(5,907,601)	(4,857,865)
Long-term portion	$-	$-

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 6 - CONVERTIBLE PROMISSORY NOTES PAYABLE (continued)

Convertible promissory notes payable, December 31, 2023	$4,436,356
Issued for cash	943,600
Issued for original issue discount	(122,792)
Repayment for cash	(394,751)
Conversion to common stock	(125,805)
Amortization of debt discounts	121,257
Convertible promissory notes payable, December 31, 2024	$4,857,865
Issued for cash	1,572,500
Issued for original issue discount	(65,000)
Repayment for cash	(547,250)
Amortization of debt discounts	89,486
Convertible promissory notes payable, December 31, 2025	$5,907,601

As of December 31, 2025, certain convertible promissory notes with an aggregate principal balance of $5,659,506 were in default because the Company had not repaid the outstanding balances by their contractual maturity dates. The default did not result in any automatic penalty interest, acceleration provisions, or other material default charges under the terms of the applicable agreements. As of the date of the financial statements were issued, the Company is in discussions with the respective lenders regarding extensions of the maturity date; however, no amended agreements or extensions have been executed as of the issuance date of these financial statements. Management believes it will be able to reach mutually acceptable arrangements with the lenders, although no assurance can be provided that such negotiations will be successful.

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

	December 31,	December 31,
	2025	2024
Risk-free interest rate	3.59%	4.24%
Expected life of the options (Years)	0.50	0.50
Expected volatility	157.00%	450%
Expected dividend yield	0%	0%

Fair Value	$12,075	$20,799

A rollforward of the derivative liability from December 31, 2023 to December 31, 2025 is below:

Derivative liabilities, December 31, 2023	$9,138
Change in fair value of derivative liabilities	12,651
Derivative liabilities, December 31, 2024	$20,799
Change in fair value of derivative liabilities	(8,724)
Derivative liabilities, December 31, 2025	$12,075

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

During the year ended December 31, 2025, the Company did not issue any shares.

During the year ended December 31, 2024, the Company issued:

●	474,127,419 shares of common stock for conversion of $125,805 of convertible notes and $7,968 of accrued interest.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 8 - STOCKHOLDERS’ DEFICIT (continued)

Warrant Activity

A summary of warrant activity is presented below:

	Number of Warrants	Exercise Price ($)	Contractual Life (in years)	Intrinsic Value ($)
Outstanding, December 31, 2023	1,045,226,190	0.003	1.40	-
Granted	150,000,000	0.001
Exercised	-
Forfeited/Canceled	(51,142,857)	0.001
Outstanding, December 31, 2024	1,144,083,333	0.001	1.95	-
Exercisable, December 31, 2024	1,144,083,333	0.001	1.95	-
Granted	50,000,000	0.001
Exercised	-
Forfeited/Canceled	(39,500,000)	0.001
Outstanding, December 31, 2025	1,154,583,333	0.001	1.79	-
Exercisable, December 31, 2025	1,154,583,333	0.001	1.79	-

During the year ended December 31, 2025, the Company issued a total of 50,000,000 warrants in connection with the legal settlement Civil Action No. 1:23-cv-03591. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

●	Expected life of 2 years
●	Volatility of 372%;
●	Dividend yield of 0%;
●	Risk free interest rate of 4.28%

During the year ended December 31, 2024, the Company issued a total of 150,000,000 warrants in connection with a new convertible promissory note payable. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

●	Expected life of 5 years
●	Volatility of 287%
●	Dividend yield of 0%;
●	Risk free interest rate of 4.66%

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 9 - INCOME TAXES

As of December 31, 2025, the Company had approximately $26,701,675 of federal net operating loss carryforwards available to offset future taxable income. These net operating losses which, if not utilized, begin expiring in 2029. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s net operating loss carryforwards may be subject to an annual limitation in the event of a change of control.

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

FASB ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s performance, the market environment in which the company operates, the length of carryback and carryforward periods, and expectations of future profits, etc. The Company believes that significant uncertainty exists with respect to the future realization of the deferred tax assets and has therefore established a full valuation allowance as of December 31, 2025 and 2024. The change in the deferred tax valuation allowance increased by approximately $342,824 and $247,370 during the years ended December 31, 2025 and 2024, respectively. The increase in 2024 and 2023 was a result of additional net operating losses.

The components of deferred tax assets at December 31, 2025 and 2024 are as follows:

	2025	2024
Deferred income tax asset
Net operating loss carryforwards	$7,467,828	$7,130,936
Less: valuation allowance	(7,467,828)	(7,130,936)
Net deferred tax asset	$-	$-

The Company evaluated the provisions of FASB ASC 740 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carryforward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FASB ASC 740. Interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “interest expense, net” in the statement of operations. Penalties would be recognized as a component of “general and administrative expenses.” No interest or penalties were recorded during the years ended December 31, 2025 and 2024. As of December 31, 2025 and 2024, no liability for unrecognized tax benefits was required to be reported.

The Company files income tax returns in the United States and in New York State and City. The Company is no longer subject to Federal, state and local income tax examinations by the tax authorities for tax years prior to 2017.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 9 - INCOME TAXES (continued)

The reconciliation between the statutory federal income tax rate and the Company’s effective rate for the years ended December 31, 2025 and 2024 is as follows:

	2025	2024

Federal statutory rates	21.0%	21.0%
State income taxes, net of federal benefit	7.0%	7.0%
Non-deductible expenses	(2)%	(3)%
Valuation allowance against net deferred tax assets	(26)%	(25)%
Effective rate	0.0%	0.0%

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

The remaining GES Notes have an outstanding principal and interest balance of $176,641 (the “GES Notes Sum”) for each of Brett and Christian Pezzuto as of the date of the lawsuit. On July 1, 2026, the parties entered into a Final Settlement Agreement, pursuant to which (i) the parties agreed to settle the matter, (ii) the Company agreed to pay $176,641 to each of Christian Pezzuto and Brett Pezzuto, and certain attorneys’ fees, and (iii) the Company agreed to issue 2,500 shares of the Company’s Series A preferred A stock to each of Christian Pezzuto and Brett Pezzuto.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 10 - COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE 11 – ELECTION HARDWARE

For the years ended December 31, 2025 and 2024, we capitalized $13,687 and $Nil, respectively, for the costs incurred to acquire election hardware.

For the years ended December 31, 2025 and 2024, we depreciated $1,512 and $Nil, respectively, for depreciation expense

NOTE 12 - SOFTWARE

For the years ended December 31, 2025 and 2024, we capitalized $258,490 and $52,498 respectively, for the costs incurred in for the enhancement of the GES Software in a total amount of $310,988.

NOTE 13 - AGREEMENTS

On March 25, 2021, the Company entered into the APA with Election Services Solutions. Under the APA, the Company agreed to purchase 100% of the assets of Election Services Solutions for a purchase price of $650,000, of which $511,150 has already been paid, and to issue 40,000,000 common shares to purchase these assets under the APA. GES derives over 80% of its business from Election Services Solutions. On August 2, 2024, the Company entered into a convertible promissory note agreement with the former owner of Elections Services Solutions to finalize the purchase of GES. The note, with a principal amount of $138,850 and an annual interest rate of 12%, was due on October 15, 2025, as of December 31, 2025, the outstanding principal balance of the promissory note was $128,850.

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

On January 14, 2022, GES entered into an Independent Consulting Agreement (ICA) with Magdiel Rodriquez. Under the terms of the ICA Magdiel Rodriquez will receive 15,000,000 common shares in return for his software expertise in the development of GES election software. This new ICA replaces an amended MSA signed May 13, 2019 with HCAS and Magdiel Rodriquez wherein the Company was to issue a total of 30,000,000 warrants to purchase the Company’s common shares at a price of $0.005 as consideration for the services of HCAS and Mr. Magdiel Rodriquez.

GLOBAL ARENA HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 14 – Discontinued Operations

During the fourth quarter of 2025, the Company committed to a plan to sell certain non-core assets consisting primarily of property and equipment, internally developed software, and an equity investment in ESS. Management determined that these assets met the criteria for classification as held for sale as of December 31, 2025, as management was committed to a plan to sell the assets, an active program to locate a buyer had been initiated, and the sale was considered probable within one year.

Upon classification as held for sale, the Company evaluated the disposal group and concluded that its estimated fair value less costs to sell exceeded its carrying amount. Accordingly, no impairment charge was recognized during the year ended December 31, 2025.

The carrying amounts of the assets classified as held for sale as of December 31, 2025 were as follows (in millions):

Internal use software	$310,988
Election Hardware	12,175
Total Assets held for sale	$323,163

The assets are presented as “Assets held for sale” in the accompanying Consolidated Balance Sheets. Depreciation and amortization of the long-lived assets ceased upon classification as held for sale.

The Company determined that the planned sale represents a strategic shift that will have a major effect on the Company’s operations and financial results.

The following table presents financial results from discontinued operations, net of income taxes in our consolidated statements of operation for the period indicated. It is important to note that the scope of discontinued operations pertains GES. Beginning on October 1, 2026, GES will no longer be included in our consolidated financial statements. Consequently, the data in the table below covers the periods from December 31, 2025 and December 31, 2024, respectively.

	Years Ended December 31,
	2025	2024
Revenues:
Services	$1,930,622	$1,273,504

Operating expenses:
Salaries and benefits	556,015	297,151
Marketing and advertising	192,852	151,209
Software development	20,527	7,586
Professional fees	349,309	183,512
General and administrative	347,336	178,701
Printing	662,281	404,467
Total operating expenses	$2,128,320	$1,222,626
Loss from discontinued operations before provision for taxes	$(197,698)	$50,878

Provision for income taxes	$-	$-

Loss from discontinued operations net of taxes	(197,698)	50,878

The following table presents the aggregate carrying amounts of the assets of discontinued operations of the restaurant business in the consolidated balance sheets as of the date indicated:

	December 31, 2025	December 31, 2024
Cash	$79,506	$9,613
Internal use software	310,988	52,498
Election hardware	12,175	-
TOTAL ASSETS	$402,669	$62,111

NOTE 15 - SUBSEQUENT EVENTS

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

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 15 - SUBSEQUENT EVENTS (continued)

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

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 15 - SUBSEQUENT EVENTS (continued)

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

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 15 - SUBSEQUENT EVENTS (continued)

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

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 15 - SUBSEQUENT EVENTS (continued)

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

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 15 - SUBSEQUENT EVENTS (continued)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Controls and Procedures

During the year ended December 31, 2025, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, as of December 31, 2025. Based on this evaluation, our chief executive officer and principal financial officer have concluded such controls and procedures were not effective as of December 31, 2025 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 9B. OTHER INFORMATION

(a)	None.

(b)	During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

The Board may use, as it deems appropriate or necessary, an outside consultant to identify and screen potential director candidates. No outside consultants were used during the fiscal year ended December 31, 2025 to identify or screen potential director candidates. The Board will reassess the qualifications of a current director, including the director’s attendance and contributions at Board and committee meetings, prior to recommending a director for reelection.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information as to the compensation of our executive officers.

2025 Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John Matthews	2025	169,366	(1)	-	-	-	169,366
CEO and CFO	2024	147,067	(2)	-	-	-	147,067

(1)	Mr. Matthews received $0 as his salary from the Company and $169,366 from GES.
(2)	Mr. Matthews received $0 as his salary from the Company and $147,067 from GES.

Outstanding Equity Awards at Fiscal Year End

There were no equity awards outstanding at December 31, 2025.

Director Compensation

The following table sets forth certain information as to the compensation paid to our non-employee directors.

2025 Director Compensation Table

Name	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Facundo Bacardi	2025	-	-	-	-	-
Martin Doane	2025	-	-	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 11, 2026, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. As of August 11, 2026, there were 1,695,351,226 shares of common stock outstanding. The address of each executive officer and director is c/o Global Arena Holding, Inc., 1159 2nd Avenue, Suite 454, New York, NY 10065.

Name and Address	Amount		Percentage
John Matthews	4,820,170	(1)	*

Facundo Bacardi	3,056,891	(1)	*

Martin Doane	3,056,891	(1)	*

All Executive Officers and Directors as a Group (4 persons)(2)	10,933,952	(3)	*

* Less than 1%.

(1)	In addition, each of Messrs. Matthews, Bacardi and Doane holds 120,000 shares of the Company’s Series C preferred stock. Each share of Series C preferred stock entitles the holder thereof to cast 5,000 votes on all matters submitted to a vote of the Company’s stockholders.

(2)	Includes Kathryn Weisbeck, President of GES.

(3)	In addition, insiders (i.e., Mr. Matthews, Mr. Bacardi, Mr. Doane and Ms. Weisbeck) hold an aggregate of 480,000 shares of the Company’s Series C preferred stock. Each share of Series C preferred stock entitles the holder thereof to cast 5,000 votes on all matters submitted to a vote of the Company’s stockholders. Therefore, collectively, insiders hold over a majority of the Company’s voting power through their ownership of Series C preferred shares.

EXISTING EQUITY COMPENSATION PLAN INFORMATION

The table below shows information with respect to our equity compensation plans as of December 31, 2025.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	-	$	N/A	-
Equity compensation plans not approved by security holders	-	$	N/A	-

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the years ended December 31, 2025 and 2024 for professional services rendered by Raul Carrega (PCAOB # 1939) for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the periods ended December 31, 2025 and 2024 were $ 70,000 and $80,500, respectively.

Audit related fees

The aggregate fees billed for the years ended December 31, 2025 and 2024 for assurance and related services by Raul Carrega that are reasonably related to the performance of the audit or review of the Company’s financial statements for those fiscal years were included in the above listed were $nil and $nil, respectively.

Tax Fees

We incurred aggregate tax fees and expenses from Raul Carrega during the years ended December 31, 2025 and 2024 for professional services rendered for tax compliance, tax advice, and tax planning of $nil and $nil, respectively.

All Other Fees

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor’s provision of non-audit services was compatible with maintaining the auditor’s independence. All of the services described above for fiscal year 2025 were approved by the board of directors pursuant to its policies and procedures.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) List of financial statements included in Part II hereof

Balance Sheets, December 31, 2025 and 2024

Statements of Operations for the years ended December 31, 2025 and 2024

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2025 and 2024

Statements of Cash Flows for the years ended December 31, 2025 and 2024

Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof: None.

(a)(3) Exhibits

EXHIBIT NO.	DESCRIPTION	FILED OR FURNISHED WITH	DATE FILED OR FURNISHED
2.1	Form of Agreement and Plan of Merger between Dickie Walker Marine, Inc., a California corporation and Dickie Walker Marine, Inc., a Delaware Corporation	Form SB-2	February 11, 2002
2.2	Acquisition Agreement	Form 8-K	February 8, 2005
2.3	Amendment No. 2 to Acquisition Agreement	Form 8-K	July 20, 2005
2.4	Share Change Agreement	Form 8-K	April 13, 2006
2.5	Agreement and Plan of Reorganization, entered into as of January 19, 2011, by and between Global Arena Holding Subsidiary Corp. and China Stationery and Office Supply, Inc.	Form 8-K	January 25, 2011
2.6	Share Purchase Agreement, entered into as of July 13, 2012, by and among Broad Sword Holdings, LLC, JSM Capital Holding Corp. and Global Arena Holding, Inc.	Form 8-K	July 20, 2012
3.1	Certificate of Incorporation for Dickie Walker Marine, Inc. as filed with the Delaware Secretary of State on February 4, 2002	Form SB-2	February 11, 2002
3.2	Certificate of Merger, filed with Delaware Secretary of State on February 28, 2002	Form 10-K	September 29, 2025
3.3	Certificate of Designations for Preferred Stock, filed with Delaware Secretary of State on May 15, 2006	Form 10-K	September 29, 2025
3.4	Certificate of Amendment of Certificate of Incorporation, filed with the Delaware Secretary of State on May 12, 2011	Form 10-K	September 29, 2025
3.5	Certificate of Merger, filed with Delaware Secretary of State on May 12, 2011	Form 10-K	September 29, 2025
3.6	Certificate of Amendment of Certificate of Incorporation, filed with the Delaware Secretary of State on May 19, 2016	Form 10-K	September 29, 2025
3.7	Certificate of Designations for Preferred Stock, filed with Delaware Secretary of State on August 23, 2017	Form 10-K	September 29, 2025
3.8	Certificate of Amendment of Certificate of Incorporation, filed with Delaware Secretary of State on December 19, 2018	Form 10-K	September 29, 2025
3.9	Bylaws of the California corporation as adopted by its Board of Directors on October 10, 2000	Form SB-2	February 11, 2002
3.10	Amended and Restated Bylaws of the Delaware corporation as adopted by its Board of Directors May 1, 2002	Form SB-2/A	May 13, 2002

3.11	Certificate of Designation for Preferred Stock	Form 8-K	April 13, 2006
3.12	Certificate of Amendment of Certificate of Incorporation of Dickie Walker Marine, Inc.	Form 8-K	July 20, 2006
3.13	Certificate of Amendment of Certificate of Incorporation, filed with the Delaware Secretary of State on January 6, 2020	Form 10-K	September 29, 2025
3.14	Amended and Restated Certificate of Designation, Preferences, Rights and Limitations of Series B Preferred Stock, filed with the Delaware Secretary of State on January 6, 2020	Form 10-K	September 29, 2025
3.15	Certificate of Amendment of Certificate of Incorporation, filed with the Delaware Secretary of State on November 5, 2021	Form 10-K	September 29, 2025
3.16	Certificate of Designation for Series C Preferred Shares filed with the State of Delaware on July 27, 2022	Form 8-K	July 29, 2022
3.17	Certificate of Amendment filed 9/22/2022	Form 8-K	October 7, 2022
3.18	Certificate of Correction, filed with Delaware Secretary of State on September 25, 2025, to Certificate of Amendment dated December 19, 2018.	Form 10-Q	March 30, 2026
3.19	Amended and Restated Certificate of Designations of Preferences and Rights of Series A Convertible Preferred Stock, as filed with Delaware Secretary of State on February 27, 2026.	Form 8-K	March 3, 2026
4.1	Specimen stock certificate representing shares of common stock of the Company	Form SB-2/A	April 18, 2002
4.2	Form of Representative’s Warrant	Form SB-2	February 11, 2002
4.3	Placement Agent’s Warrant	Form SB-2	February 11, 2002
4.4	Form of Investor Note from 2001 Private Placement	Form SB-2	February 11, 2002
4.5	Selling Agent Agreement	Form 10-KSB	December 29, 2004
4.6	Investor Promissory Note	Form 10-KSB	December 29, 2004
4.7	Investor Warrant	Form 10-KSB	December 29, 2004
4.8	Placement Agent’s Warrants	Form 10-KSB	December 29, 2004
4.11†	2011 Stock Awards Plan	Form S-8	July 6, 2011
10.1	$50,000 Promissory Note in favor of Gerald W. Montiel dated January 15, 2002	Form SB-2	February 11, 2002
10.2	$45,000 Promissory Note in favor of Gerald W. Montiel dated January 31, 2002	Form SB-2	February 11, 2002
10.3	Form of Reimbursement Agreement between Gerald W. Montiel and the Company dated February 1, 2002	Form SB-2	February 11, 2002
10.4	License Agreement between Gerald W. Montiel and the Company dated February 1, 2001	Form SB-2	February 11, 2002
10.5	Strategic Alliance Agreement with West Marine Products, Inc. dated October 19,2001 (Confidential Treatment Requested)	Form SB-2/A	May 13, 2002
10.6	Facility Lease Agreement with WHMF dated February 1, 2002 for the facility located at 1414 South Tremont Street, Oceanside, California	Form SB-2	February 11, 2002
10.7	2002 Equity Incentive Plan	Form SB-2	February 11, 2002
10.9	Form of Employment Agreement with Gerald W. Montiel dated February 1, 2002	Form SB-2	February 11, 2002
10.10	Equipment Lease Agreement with Emtex Leasing Corporation dated April 4, 2001	Form SB-2	February 11, 2002
10.11	Form of Stockholder Rights Agreement	Form SB-2/A	April 1, 2002
10.12	Lease Agreement	Form 10-KSB	December 20, 2002
10.16	Separation Agreement and Complete Release	Form 8-K	October 21, 2003
10.19	Amendment to Strategic Alliance Agreement	Form 10-KSB	December 17, 2003

10.20	Form of Parent Support Agreement	Form 8-K	February 8, 2005
10.21	Form of Lock-Up Agreement	Form 8-K	February 8, 2005
10.22	Consulting Agreement with Gerald Montiel	Form 8-K	February 8, 2005
10.23	Form of Incentive Stock Option Grant Under DWM 2002 Equity Incentive Plan	Form S-4	May 10, 2005
10.24	Form of Non-Qualified Stock Option Grant Under DWM 2002 Equity Incentive Plan	Form S-4	May 10, 2005
10.25	Mutual Lease Agreement	Form 8-K	October 14, 2005
10.26	Form of Employment Agreement with Gerald W. Montiel	Form 8-K	April 13, 2006
10.27	Form of Employment Agreement with Javier Vidrio	Form 8-K	April 13, 2006
10.28	Form of Consulting Agreement with Montiel Marketing Group	Form 8-K	April 13, 2006
10.29	Agreement and Plan of Reorganization	Form 8-K	January 25, 2011
10.30	Assignment and Assumption and Management Agreement	Form 8-K	January 25, 2011
10.31	Securities Purchase Agreement	Form 8-K	January 7, 2013
10.32	Amendment 1 to Securities Purchase Agreement	Form 8-K	January 25, 2013
10.33	Agreement of Sale	Form 8-K	January 31, 2013
10.34	Member Interests Purchase Agreement by and between the Company and Courtney Smith	Form 8-K	March 19, 3013
10.35	Management and Investor Rights Agreement	Form 8-K	May 10, 2013
10.36	Subordinated Promissory Note and Conversion Agreement between the Company and Jia Hui New Climate Investment Ltd.	Form 8-K/A	December 5, 2013
10.37	Warrant to purchase common stock issued to Jia Hui New Climate Investment Ltd.	Form 8-K	December 4, 2013
10.38	Settlement agreement between the Company, GAIM and FireRock	Form 8-K	December 12, 2013
10.39	Convertible Promissory Note and Warrant Purchase Agreement	Form 8-K	December 19, 2014
10.40	Master Services Agreement with HCAS	Form 8-K	January 29, 2018
10.41	Securities purchase agreement with UAHC Ventures	Form 8-K	December 22, 2017
10.42	Convertible promissory note with UAHC Ventures	Form 8-K	December 22, 2017

10.43	Warrant issued to UAHC	Form 8-K	December 22, 2017
10.44	John Matthews GAHC Chairman agreement	Form 8-K	December 15, 2017
10.45	John Matthews GAHC employment agreement	Form 8-K	December 15, 2017
10.46	Kathryn Weisbeck GAHC employment agreement	Form 8-K	December 15, 2017
10.47	John Matthews GES Chairman agreement	Form 8-K	December 15, 2017
10.48	John Matthews GES employment agreement	Form 8-K	December 15, 2017
10.49	Kathryn Weisbeck GES employment agreement	Form 8-K	December 15, 2017
10.50	Stock purchase agreement with Nikolaos Spanos	Form 8-K	October 21, 2015
10.51	John Matthews GAHC employment agreement	Form 8-K	August 11, 2015
10.52	Anthony Crisci GAHC employment agreement	Form 8-K	August 11, 2015
10.53	Kathryn Weisbeck GAHC employment agreement	Form 8-K	August 11, 2015
10.54	Convertible promissory note and warrant purchase agreement with Apollo Capital	Form 8-K	July 6, 2015
10.55	Convertible promissory note with Apollo Capital	Form 8-K	July 6, 2015
10.56	Convertible promissory note with Capitoline Ventures II	Form 8-K	July 6, 2015
10.57	Consulting agreement with Complete Advisory Partners	Form 8-K	June 24, 2015
10.58	Allonge Agreement with St. George Investments LLC dated 1/7/19	Form 8-K/A	January 15, 2019
10.59	1st Amendment to Allonge Agreement with St. George Investments LLC dated 2/6/19	Form 8-K/A	February 13, 2019
10.60	Amendment to Convertible Promissory Note dated February 27, 2023 by TrueVote, Inc. and Global Election Services, Inc.	Form 10-Q	March 30, 2026
10.61	Stockholders Agreement, dated as of February 27, 2023, by and between TrueVote, Inc. and Globa Election Services, Inc.	Form 10-Q	March 30, 2026
10.62	Warrant to Purchase Common Stock issued on February 27, 2023 in favor of Pedram Hasid.	Form 10-Q	March 30, 2026
10.63	Warrant to Purchase Common Stock issued on February 27, 2023 in favor of Brett Morrison	Form 10-Q	March 30, 2026
10.64	Settlement Agreement and Mutual Release between Global Arena Holding, Inc. and Global Election Services, and Brett and Christian Pezzuto dated February 12, 2024	Form 10-K/A	July 11, 2024
10.65	Amendment to Settlement Agreement and Mutual Release between Global Arena Holding, Inc. and Global Election Services, and Brett and Christian Pezzuto dated April 19, 2024	Form 10-K/A	July 11, 2024
10.66	Asset Purchase Agreement, dated as of July 1, 2025, by and among GES Acquisition Corp., Global Arena Holding, Inc., Global Election Services, Inc., Global Election Services Holding LLC, and Easterly CV VI LLC.	Form 8-K	July 8, 2025
10.67	Amendment No. 1 to Asset Purchase Agreement, dated as of August 29, 2025, by and among GES Acquisition Corp., Global Arena Holding, Inc., Global Election Services, Inc., Global Election Services Holding LLC, and Easterly CV VI LLC.	Form 8-K	September 5, 2025
10.68	Termination of Asset Purchase Agreement, dated as of February 25, 2026, by and among the registrant, GES Acquisition Corp., Global Election Services, Inc., Global Election Services Holding LLC, and Easterly CV VI LLC.	Form 8-K	March 3, 2026
10.69	Asset Purchase Agreement, dated as of February 26, 2026, by and among the registrant, Global Election Services, Inc., GES Acquisition Corp., and Easterly CV VI LLC.	Form 8-K	March 3, 2026
14.1	Code of Ethics	Form 10-KSB	December 17, 2003
21.1*	List of Subsidiaries		Filed herewith
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herewith
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Furnished herewith
101.INS*	XBRL Instance Document		Filed herewith
101.SCH*	XBRL Taxonomy Extension Schema Document		Filed herewith
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document		Filed herewith
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document		Filed herewith
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document		Filed herewith
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document		Filed herewith
104*	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)		Filed herewith

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

Global Arena Holding, Inc.

Date: August 11, 2026	By:	/s/ John S. Matthews
	Name:	John S. Matthews
	Title:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John S. Matthews	Chief Executive Officer, Chief Financial Officer and Chairman of the Board	August 11, 2026
John S. Matthews	(principal executive officer, principal financial officer, and principal accounting officer)

/s/ Facundo Bacardi	Director	August 11, 2026
Facundo Bacardi

/s/ Martin Doane	Director	August 11, 2026
Martin Doane

