Form 10-K/A
period 2025-12-31
Global Arena Holding, Inc.
filed 2026-08-19
CIK 1138724

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On August 11, 2026, Global Arena Holding, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original 2025 10-K”), with the Securities and Exchange Commission (“SEC”). This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to:

(i)	Revise Part II, Item 9A to (a) include certain disclosures required by Item 308(a) of Regulation S-K, and (b) make an immaterial change to one of the subheadings in Item 9A (revising from “Controls and Procedures” to “Changes in Internal Control over Financial Reporting”); and
(ii)	Provide current dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”).

As such, this Amendment No. 1 hereby amends and restates Part II, Item 9A in its entirety, and, in accordance with applicable SEC rules, Part IV, Item 15 of the Original 2025 10-K has been supplemented to include current dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act.

Amendment No. 1 speaks as of the filing date of the Original 2025 10-K, and does not reflect events that may have occurred subsequent to the filing date of the Original 2025 10-K. Except as described above, no other changes have been made to the Original 2025 10-K, and Amendment No. 1 does not modify, amend or update in any of the financial or other information contained in the Original 2025 10-K. Amendment No. 1 should be read in conjunction with the Original 2025 10-K and the Company’s other filings with the SEC. The filing of this Amendment No. 1 is not an admission that the Original 2025 10-K, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART II

ITEM 9A. CONTROLS AND PROCEDURES

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2025, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness, as of December 31, 2025, of our internal control over financial reporting. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that, as of December 31, 2025, our internal control over financial reporting was not effective.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Arena Holding, Inc.

Date: August 19, 2026	By:	/s/ John S. Matthews
	Name:	John S. Matthews
	Title:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John S. Matthews	Chief Executive Officer, Chief Financial Officer and Chairman of the Board	August 19, 2026
John S. Matthews	(principal executive officer, principal financial officer, and principal accounting officer)

/s/ Facundo Bacardi	Director	August 19, 2026
Facundo Bacardi

/s/ Martin Doane	Director	August 19, 2026
Martin Doane